Form 10-K/A
GTECH HOLDINGS CORP
filed 1996-06-12
CIK 857323

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 24, 1996
                           Commission File No: 1-11250

                           GTECH Holdings Corporation

                 Delaware                            05-0450121
             (State or other jurisdiction       (IRS Employer ID Number)
             of incorporation or organization)

              55 Technology Way, West Greenwich, Rhode Island 02817
                                 (401) 392-1000
          (Address and telephone number of Principal Executive Offices)

                    Securities registered pursuant to Section
                               12(b) of the Act:

                Title of Each Class: Common Stock $.01 par value
       Name of Each Exchange on which Registered: New York Stock Exchange


        Securities Registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X] As of June 1, 1996, there were outstanding 43,054,212 shares of the registrant's Common Stock.

     Documents Incorporated By Reference:  None

     This Form  10-K/A is being filed for the sole  purpose of adding  Items
10, 11, 12, and 13, since the Company's 1996 Annual Meeting has been postponed and the Company's definitive proxy statement with regard to such meeting will not be filed within 120 days after the end of the Company's 1996 fiscal year.

                                                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth as of June 11, 1996, certain information concerning the directors and executive officers of the Company.

Name                Age  Occupation1

Guy B. Snowden      50   Director, Co-Chairman, Chief Executive Officer and
                         Member of the Executive Operating Committee of the
                         Company.  Mr. Snowden's present term of office as
                         Director expires in 1998.  Mr. Snowden was a co-founder
                         of GTECH and has been a Director and its Chief
                         Executive Officer since its inception in 1980.  He
                         served as Chairman from 1987 to 1990 and was President
                         from 1981 to 1987 and 1989 through December 1994. Mr.
                         Snowden is a director of Bugaboo Creek Steak House,
                         Inc.

Victor Markowicz     51  Director, Co-Chairman and Member of the Executive
                         Operating Committee of the Company.  Mr. Markowicz has
                         been a Director since GTECH's inception in 1980.  His
                         present term of office as Director expires in 1996.
                         Mr. Markowicz was a co-founder of GTECH and served as
                         Vice Chairman from 1987 to 1990, Senior Vice President
                         from 1988 to 1989 and Executive Vice President and
                         Secretary from 1981 to 1988.  Mr. Markowicz is a
                         director of GTESS Corporation.

Michael R.           38  Vice President - U.S. Operations, of the Company since
   Chambrello            1991 and Member of the Executive Operating Committee of
                         the Company since December 1994. Prior to this, Mr.
                         Chambrello served in various positions since joining
                         the Company in 1982.

Joel J. Cohen        58  Director of the Company since 1992.  Mr. Cohen's
                         present term of office as Director expires in 1997.
                         Mr. Cohen has been Managing Director, Investment
                         Banking Division, of Donaldson, Lufkin & Jenrette
                         Securities Corporation ("DLJSC") since October 1989.
                         Previously, Mr. Cohen was a consultant from February
                         1988 until October 1989; a Partner of Davis Polk &
                         Wardwell, attorneys, from 1969 until September 1987;
                         and General Counsel, Presidential Task Force on
                         Market Mechanisms, from November 1987 through January
                         1988.  Mr. Cohen is also a director of The Chubb
                         Corporation, Maersk, Inc. and Maersk Line, Limited.

Name                Age  Occupation1
Robert M. Dewey,     64  Director of the Company since 1995.  Mr. Dewey's
        Jr.              present term of office as Director expires in 1998.
                         Mr. Dewey is Chairman of Autranet, Inc., a wholly-
                         owned subsidiary of Donaldson, Lufkin & Jenrette, Inc.
                         ("DLJ"), an investment banking firm.  Mr. Dewey was
                         Managing Director, Institutional Equities Division,
                         of DLJSC from 1983 through 1995.

Burnett W. Donoho    56  Director of the Company since 1992 and from May 1990
                         to June 1991.  Mr. Donoho's present term of office as
                         Director expires in 1997.  Mr. Donoho has been a self-
                         employed Retail Consultant since December 1994.
                         Previously, Mr. Donoho was the Vice Chairman and Chief
                         Operating Officer of Macy's East, a division of R. H.
                         Macy & Co., Inc., a department store chain, from July
                         1992 until December 1994; Mr. Donoho was a member of
                         Ernst & Young's Great Lakes Management Consulting Group
                         from June 1991 to June 1992; consultant to the
                         superintendent of the Chicago Public Schools from
                         November 1990 to May 1991; and President of Marshall
                         Field and Co., a department store chain, from 1984 to
                         June 1990. In January 1992, R. H. Macy & Co., Inc.
                         filed a petition for protection under Chapter 11 of the
                         Federal bankruptcy laws.  Mr. Donoho is also a director
                         of OfficeMax, Inc.

Carl H. Freyer       57  Director of the Company since May 1990 and from 1983
                         to February 1990.  Mr. Freyer's present term of office
                         as Director expires in 1996.  Mr. Freyer has been the
                         President of the investment management firms of Freyer
                         Corporation and Freyer Capital Management, and Vice
                         President of the investment management firm of
                         Caribbean Basin Capital Consultants, Inc. since its
                         organization in February 1992.

Carl B. Menges       65  Director of the Company since 1992.  Mr. Menges'
                         present term of office as Director expires in 1996.
                         Mr. Menges is Vice Chairman of DLJ and was formerly
                         Managing Director and Chairman, Financial Services
                         Group, of DLJSC.  Mr. Menges is Chairman of Wood,
                         Struthers & Winthrop, the investment management
                         division of DLJ; and Chairman of the Winthrop Focus
                         Funds.

Name                Age  Occupation1
The Rt. Hon. Lord    58  Director of the Company since 1992.  Lord Moore's
 Moore of Lower Marsh    present term of office expires in 1998.  Lord Moore has
                         been the European Chairman and a director of The
                         Monitor Company, a strategic consulting company, since
                         October 1990. Previously, Lord Moore held various
                         ministerial posts in the Government of the United
                         Kingdom, most recently as Secretary of State for Social
                         Security from July 1988 to July 1989 and as Secretary
                         of State for Health and Social Security from 1987 to
                         1988.  Lord Moore is also the Chairman and a director
                         of Credit Suisse Investment Management Group Limited,
                         Credit Suisse Investment Management Limited, and Credit
                         Suisse Asset Management Limited; a director of BEA
                         Associates, Inc., Blue Circle Industries plc, C S First
                         Boston Australia Investment Management Limited, Marvin
                         & Palmer Inc., Rolls-Royce plc, The Central European
                         Growth Fund plc, and Camelot Holdings Limited; a
                         member of the supervisory board of ITT Automotive
                         Europe Gmbh; and the President of Energy Saving Trust
                         Ltd., a not-for-profit energy conservation
                         organization.

William Y. O'Connor 52   Director of the Company since 1995. Mr. O'Connor's
                         present term of office as Director expires in 1997.
                         Mr. O'Connor has been President, Chief Operating Officer
                         and Member of the Executive Operating Committee of the
                         Company since December 1994. Previously, Mr. O'Connor
                         was the President and Chief Executive Officer of
                         Ascom Timeplex, a telecommunications company, from 1992
                         to 1994, and prior to that was Corporate Senior Vice
                         President and President of the Broadband Communications
                         Group of Scientific Atlanta, Inc. from 1987 to 1992.

Thomas J. Sauser    52   Senior Vice President, Treasurer and Chief Financial
                         Officer of the Company and Member of the Executive
                         Operating Committee since February 1, 1996.  Mr.
                         Sauser was Chief Financial Officer and Senior Vice
                         President of EG&G, Inc., a provider of scientific equipment systems and services, from 1994 through 1995. Prior
                         to this, Mr. Sauser was employed by IBM Corporation
                         where, from 1991 to 1994, he was Assistant General
                         Manager and Vice President, Finance.

     In April 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") respecting a proposed underwritten public offering of up to 10,813,000 shares of Common Stock by Donaldson, Lufkin & Jenrette Capital Corporation ("DLJCC"), a subsidiary of DLJ, and related persons and certain Management Investors (the "Offerings"). It is anticipated that, assuming successful completion of the Offerings, Messrs. Cohen, Dewey and Menges, the three directors nominated by DLJCC, will resign from the Company's Board of Directors not later than the date of the Company's 1996 Annual Meeting of stockholders (which has not yet been scheduled). The future composition of the Board has not been determined but is currently under consideration by the recently appointed Nominating Committee of the Board consisting of Messrs. Snowden, Donoho and Moore.
- --------
     1 Except as otherwise noted, the named individuals have had the occupations indicated (other than directorships) for at least five years. Terms of office of directorships of the Company expire on the date of the Annual Meeting in the respective years referenced above. Executive officers and other officers are elected by or appointed by, and serve at the pleasure of, the Board of Directors, and some are party to employment contracts with the Company. The indicated employment and directorship histories with the Company for periods prior to the acquisition of GTECH Corporation by the Company in February 1990 refer to positions held with GTECH Corporation. The Company was formed in 1989 for the purpose of making such acquisition.

Voting Agreements

         The Company and certain of its stockholders are parties to a Stockholders Agreement dated as of July 20, 1992, as amended (the "Stockholders Agreement"), which provides, among other things, for the nomination of and voting for directors of the Company. The principal parties to these provisions are: (i) DLJCC and related persons (other than the employees or former employees of DLJSC); (ii) Messrs. Snowden, Markowicz, and certain other members of management of the Company (collectively, the "Management Investors"); and
(iii) Norwest Bank Fort Wayne, N.A. (formerly Lincoln National Bank and Trust Company Voting Trust Agreement"), pursuant to which DLJCC and related persons have deposited all of their shares of Common Stock in excess of 5% of the Company's outstanding Common Stock. See Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" herein.

     The applicable voting provisions of the Stockholders Agreement require that each of the parties subject to such provisions who hold shares of voting stock of the Company vote for the election to the Board of Directors of the Company of the following individuals; (i) three individuals nominated by DLJCC (the "DLJCC Nominees"); (ii) three individuals nominated from among and by the management of the Company (the "Management Investor Nominees"); (iii) one individual nominated by the Voting Trustee (the "Voting Trustee Nominee"); and (iv) two individuals who are not affiliated with any of the current principal stockholders.

         The Voting Trustee has the sole power and discretion to act as and to exercise the rights and powers of a shareholder with respect to the shares in the Voting Trust, except that DLJCC and related persons are entitled to receive dividends, distributions and payments in respect of their shares of Common Stock held by the Voting Trustee, if and when the same are paid by the Company (except that shares of Common Stock issued as a dividend, distribution or other payment on the shares held by the Voting Trustee will also be subject to the Voting Trust Agreement). The address of the Voting Trustee is P.O. Box 2363, Fort Wayne, Indiana 46801.

         Pursuant to the Stockholders Agreement, the present directors were nominated as follows: Messrs. Cohen, Dewey and Menges by DLJCC; Messrs. Snowden, Markowicz and O'Connor by the Management Investors; and Mr. Freyer by the Voting Trustee. Mr. Donoho and Lord Moore were selected by the Board as the Independent Nominees not affiliated with the Company's current principal shareholders.

     The obligations described above of each such party to vote for the nominees of another party terminate once such nominating party's ownership of Common Stock drops below a certain level. The right of DLJCC, the Voting Trustee and the Management Investors to nominate individuals as directors ceases: (a) in the case of each of DLJCC and the Voting Trustee, once DLJCC and its affiliates and the Voting Trustee collectively hold less than 5% of the outstanding Common Stock and (b) in the case of Management Investors, once the Management Investors as a group own less than 5% of the Common Stock. In addition, the obligations of DLJCC, the Voting Trustee and the Management Investors and certain related parties to vote for the Nominees of another party terminate once: (1) in the case of DLJCC Nominees or a Voting Trustee Nominee, the aggregate number of shares of Common Stock held by DLJCC and its affiliates and the Voting Trustee is less than approximately 3,607,000 or (2) in the case of the Management Investor Nominees, the aggregate number of shares of Common Stock held collectively by the Management Investors is less than one-third (approximately 3,000,000) of the aggregate number of shares originally purchased by them from the Company or earned under certain of the Company's stock award plans. As of June 1, 1996, the holders of approximately 24.79% of the outstanding Common Stock were subject to the voting provisions of the Stockholders Agreement.

         Upon the successful  consummation  of the  Offerings,  the Voting Trust
Agreement  and  the  voting  provisions  of  the  Stockholders   Agreement  will
terminate.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Exchange Act requires the Company's directors and officers and persons, or a "group" of persons, who own more than 10% of a registered class of the Company's equity securities, to file initial reports of beneficial ownership of certain equity securities of the Company, and reports of subsequent changes in ownership, with the SEC and the New York Stock Exchange. Such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms which they file relating to securities of the Company.

         Based solely on its review of the copies of such forms received by it with respect to fiscal 1996, the Company believes that all filing requirements applicable to its directors, officers and persons known to the Company to own more than 10% of a registered class of the Company's equity securities have been complied with, on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

                        Summary Compensation Table

         The following table sets forth certain information concerning the annual and long-term compensation paid for fiscal years 1996, 1995, and 1994 to or for: (i) the Company's Chief Executive Officer and (ii) each of the Company's other executive officers as of the end of fiscal year 1996 whose total annual salary and bonus for fiscal year 1996 exceeded $100,000 (collectively, the "Named Officers") for services rendered to the Company and its subsidiaries:

                                                                                Long-Term Compensation
                                                                         ____________________________________
                                     Annual Compensation                   Awards                      Payouts
                                 __________________________             ____________                ____________
                                                       Other       Restricted                 Long-Term    All Other
                                                       Annual        Stock                      Compen-     Compen-
      Name and Principal           Salary    Bonus  Compensation     Award(s)      Options/     sation      sation
         Position (1)       Year  ($) (2)     ($)     ($) (3)        ($) (4)       SARs (5)     Payouts    ($) (6)
         ------------       ----  -------    -----   ---------      ---------     ----------    -------    --------


Guy B. Snowden              1996  445,207  3,078,550   223,413      --             --            --        156,789
Co-Chairman &               1995  433,502  2,302,480   147,330      --             --            --         96,173
Chief Executive Officer     1994  418,216  1,215,670   108,017      --             --            --         73,537



Victor Markowicz            1996  445,207  3,078,550   212,155      --             --            --        151,454
Co-Chairman                 1995  433,502  2,302,480   149,087      --             --            --         91,864
                            1994  418,216  1,215,670    96,434      --             --            --         68,252



William Y. O'Connor         1996  430,000   860,000    183,765      --             300,000       --          2,692
President & Chief           1995   94,269   450,000      6,805      83,750         212,000       --            199
Operating Officer            (7)

Michael R. Chambrello       1996  210,000   160,000     77,147      --              15,000       --         21,279
Vice President-United       1995  185,000   100,000     82,938      --              35,000       --         14,501
States Operations           1994  157,923   80,000      67,317      174,400         --           --         14,418
====================================================================================================================================

(1) Sets forth the names and principal positions of the Named Officers as of the end of fiscal 1996. Thomas J. Sauser, who is also an executive officer of the Company, commenced employment with the Company in February 1996.

(2) Includes salary deferred under the Company's 401(k) retirement plan (the "Retirement Plan").

(3) Includes: (i) personal benefits provided by the Company and payments under the Company's Executive Perquisites Program (which provides officers above a certain rank with up to a pre-established dollar amount of specified benefits from which they may select), (ii) taxable fringe benefits provided by the Company, including automobile usage; and (iii) gross-ups for taxes with respect to benefits provided under the Executive Perquisites Program and the Company's 1992 supplemental retirement plan (the "SRP"). The Company made payments under the Executive Perquisites Program (a) to Messrs. Snowden, Markowicz and Chambrello of $27,500 in each of fiscal years 1996, 1995 and 1994 and (b) to Mr. O'Connor of $27,500 and $2,292 for fiscal years 1996 and 1995, respectively. In addition, the Company provided taxable fringe benefits to the Named Officers in the following amounts: Mr. Snowden--$20,833 (1996); $8,424 (1995); and $11,583
(1994); Mr.  Markowicz--$9,575  (1996) and $10,181 (1995); Mr. O'Connor--$66,697
(including imputed interest on certain loans made by the Company to Mr. O'Connor pursuant to his employment agreement) (1996) and $2,084 (1995); and Mr. Chambrello--$8,339 (1996); $8,644 (1995); and $7,592 (1994). The gross-up payments  for taxes were:  Mr.  Snowden--$175,081  (1996),  $111,406  (1995) and
$68,934  (1994);  Mr.  Markowicz--$175,081  (1996),  $111,406 (1995) and $68,934
(1994);   Mr.    O'Connor--$74,527   (1996)   and   $2,429   (1995);   and   Mr.
Chambrello--$41,308 (1996), $35,113 (1995) and $32,225 (1994).

(4) Represents, with respect to Mr. Chambrello, the assumed dollar value of awards of restricted stock units ("RSUs") granted under the Company's 1990 Restricted Stock Unit Plan (the "RSU Plan") and, with respect to Mr. O'Connor, grants of restricted stock rights ("RSRs"), as described below.

The RSU Plan expired in 1994 and no more RSUs may be granted  under it. The
RSU Plan provided for the granting of RSUs for no cash consideration to officers and other key employees of the Company selected by the Compensation (Stock Award) Committee of the Board of Directors. Upon vesting, each RSU is payable in one share of Common Stock, subject to adjustment. The RSU Plan also provides for the payment, upon vesting, of any dividends which may have been paid on the Common Stock during the vesting period. However, the Company never has paid any dividends and does not plan to do so in the foreseeable future. At June 1, 1996, 2,943,405 shares had been issued and 21,808 unvested RSUs were outstanding under the RSU Plan.

No grants were made under the RSU Plan to any of the Named Officers in fiscal 1996 or in fiscal 1995. A grant under the RSU Plan of 5,000 RSUs was made to Mr. Chambrello in fiscal 1994 (in April 1993). The dollar value of this grant of RSUs reflected in the table is based on the closing market price of the Company's Common Stock on the date of grant, which was $34.88.

Mr. O'Connor received, for no cash consideration, a grant of 5,000 RSRs on December 20, 1994. RSRs granted to Mr. O'Connor vest ratably in four equal installments on the respective anniversaries of the grant date occurring in December 1995 through December 1998 and, upon vesting, each RSR is payable in one share of Common Stock, subject to adjustment. The terms of Mr. O'Connor's grant of RSRs also provide for the payment, upon vesting, of any dividends which may have been paid on the Common Stock during the vesting period. However, as indicated above, the Company has never paid any dividends and does not plan to do so in the foreseeable future. The dollar value of the grant of RSRs reflected in the table is based on the closing market price of the Company's Common Stock on the date of grant, which was $16.75.

At February 24, 1996, the 5,000 RSRs held by Mr. O'Connor (1,250) vested shares and 3,750 unvested RSRs and the 5,000 RSUs held by Mr. Chambrello (2,500 vested shares and 2,500 unvested RSUs) had an aggregate value of $157,500 to each of Messrs. O'Connor and Chambrello, based upon the closing market price of the Company's Common Stock on the last business day of fiscal 1996, which was $31.50. See Item 12--"Security Ownership of Certain Beneficial Owners and Management."

(5) Represents the number of shares of Common Stock underlying stock options granted pursuant to the Company's 1994 Stock Option Plan. See "Option Grants Table" below.

(6) Includes the dollar value of insurance premiums paid by the Company during the covered fiscal year with respect to life insurance maintained on the lives of each of the Named Officers, matching contributions and profit sharing contributions paid by the Company with respect to the Named Officers under the Retirement Plan, and amounts provided under the Company's SRP. During fiscal year 1996, the Company: (i) paid insurance premiums with respect to life insurance maintained on the lives of the Named Officers in the following amounts: Mr. Snowden--$9,872; Mr. Markowicz--$4,537; Mr. O'Connor--$2,692; and Mr. Chambrello--$594; (ii) made matching contributions under the Retirement Plan with respect to each of the Named Officers other than Mr. O'Connor in the amount of $3,750; (iii) made profit sharing contributions under the Retirement Plan with respect to each of the Named Officers other than Mr. O'Connor in the amount of $6,000; and (iv) made contributions under the SRP with respect to each of the Named Officers other than Mr. O'Connor in the following amounts: Mr. Snowden--$137,167; Mr. Markowicz--$137,167; and Mr.Chambrello--$10,935.

(7) Reflects compensation information with respect to the period from December 1994, the month in which Mr. O'Connor commenced his employment with the Company, through the end of fiscal 1995.

                           Option Grants Table

         The following table sets forth certain information concerning individual grants of stock options made during fiscal 1996 to Messrs. O'Connor and Chambrello. No grants of stock options were made during fiscal 1996 to any other Named Officer. No stock options were exercised by any Named Executive during fiscal 1995. All grants of stock options reflected in the following table were made pursuant to the Company's 1994 Stock Option Plan (the "1994 Plan") and are subject to its terms.

                                                                                  Potential Realizable
                                                                                 Value at Assumed Annual
                            Individual Grants(1)                                  Rates of Stock Price
                                                                                    Appreciation for
                                                                                       Option Term
- -------------------------------------------------------------------------------------------------------------
                     No. of Shares
                        of Common      Percent of
                          Stock        Options
                       Underlying     Granted to     Exercise of
                        Options     Employees in     Base Price      Exp.        5%           10%
Name                    Granted      Fiscal Year      ($/Sh)         Date       ($)           ($)
- -------------------------------------------------------------------------------------------------------------

William Y. O'Connor     100,000         14.43          26.875      8/8/05       1,909,037    4,980,251
- -------------------------------------------------------------------------------------------------------------
                        200,000         28.86          25.688      1/3/06       3,649,368    9,520,387
- -------------------------------------------------------------------------------------------------------------
Michael R. Chambrello    15,000          2.16          26.187     2/28/05         286,356    4,980,251
=============================================================================================================

(1) Grants reflected in this table were non-qualified options made to Mr. O'Connor on August 9, 1995 and January 4, 1996, respectively, and to Mr. Chambrello on December 29, 1995. These stock options become exercisable in annual ratable installments on the four successive anniversary dates of the respective dates of grant, subject to possible acceleration in the event of the termination of the Named Officers' employment or otherwise as provided in the Plan.

Compensation of Directors

         During fiscal 1996, directors who were not employees of the Company or DLJCC and its affiliates received annual directors' fees of $20,000, plus $750 per day (other than for a day on which there was a meeting of the Board) for attending committee or other meetings or functions relating to Company business, plus $750 per day (other than a day for which such director is already receiving the aforementioned $750 per diem) for any day during which such director is required to spend more than five hours in connection with certain administrative matters relating to the Company's business.

     Mr. Donoho and Lord Moore participate in the Company's 1992 Outside Directors' Director Stock Unit Plan (the "Outside Directors' Plan"). Under the Outside Directors' Plan, Mr. Donoho and Lord Moore were automatically granted, respectively, 3,000 and 4,500 Director Stock Units ("DSUs") upon their election to the Board in 1992. Mr. Donoho's initial 3,000 share grant vested at the time of the 1994 Meeting, and Lord Moore's 4,500 share grant vested at the time of the 1995 Meeting, in each case upon the expiration of their respective initial terms as director. Mr. Donoho was automatically granted an additional 4,500 DSUs and Lord Moore was automatically granted an additional 3,000 DSUs, upon their reelection to serve additional three-year terms as directors at, respectively, the 1994 Annual Meeting and the 1995 Annual Meeting. Each DSU essentially vests at the end of the director's term with respect to which it was granted and, upon vesting, entitles the director to one share of Common Stock, subject to adjustment. No director may receive grants of more than an aggregate of 7,500 DSUs under the Outside Directors' Plan, subject to adjustment. The Outside Directors' Plan requires that the Company make cash tax offset payments (each, a "Tax Offset Payment") to each director receiving a grant under the Outside Directors Plan equal to the amount necessary to pay essentially all of the director's taxes, at the highest applicable rate, relating to such grant.

         See Item  12--"Security  Ownership  of  Certain  Beneficial  Owners and
Management"   herein  for  additional   information   concerning  the  Company's
directors, principal shareholders and related persons.

Employment-Severance Agreements

         Messrs. Snowden and Markowicz are parties to employment agreements, each dated January 23, 1990, as amended (the "Employment Agreements"). Each Employment Agreement provides for an initial annual base salary of $375,000 (increased annually based upon the Consumer Price Index) and annual bonuses based upon the Company's earnings before depreciation, amortization, interest and taxes ("EBDAIT"). As discussed below, the initial terms of these Employment Agreements were extended for two years commencing March 1, 1996. Under the terms of the Employment Agreements, the annual bonus for fiscal 1996 and any such extension year thereafter is as follows: (i) $2,000 for each $1 million of EBDAIT if EBDAIT is less than $65 million; (ii) $6,000 for each $1 million of EBDAIT less $260,000 if EBDAIT is equal to or greater than $65 million but less than $85 million; and (iii) $15,000 for each $1 million of EBDAIT less $1.025 million if EBDAIT is equal to or greater than $85 million. EBDAIT for fiscal 1996 was approximately $273.57 million. If the Company has not been operated in the ordinary course of business with respect to a fiscal year, the Employment Agreements provide that appropriate adjustments to EBDAIT shall be negotiated.

         By their terms, each Employment Agreement extended through February 28, 1996, subject to automatic extension commencing on March 1, 1996 for two years unless either the Company or the executive had given written notice of non-renewal prior to March 1, 1995. As neither the Company nor Messrs. Snowden or Markowicz gave such prior notice of non-renewal, the Employment Agreements were automatically extended through February 28, 1998, subject to automatic extension commencing on March 1, 1998 for two years unless the Company or the executive gives the required prior notice of non-renewal. If the Company had elected or in the future elects not to renew, it is required to pay the executive 50% of his salary and bonus and to provide other fringe benefits the executive would otherwise have received for three years following expiration. The Employment Agreements also provide that the executive may not compete with the Company in certain specified activities for three years following termination of employment, except in connection with a "change of control." A "change of control" is deemed to have occurred under the Employment Agreements if any of the following occurs: (i) individuals appointed by DLJCC, the Voting Trustee and the Management Investors cease to constitute a majority of the Board of Directors; (ii) any "person" or "group" (as defined under the Securities Exchange Act of 1934) becomes a "beneficial owner" (as defined under the Exchange Act), directly or indirectly, of more than 50% of the combined voting power of the Company's then-outstanding common equity securities or (iii) all or substantially all of the assets of the Company have been sold to a third party.

         Under the agreements with Messrs. Snowden and Markowicz, if either executive's employment is terminated by the Company without Cause or due to disability or by the executive for Good Reason, the executive is entitled to receive his salary and bonus through the end of the term and 50% of his salary and bonus for three years thereafter, plus other benefits the executive otherwise would have been entitled to receive for three years following termination. If the executive's employment is terminated by the Company for Cause or by the executive other than for Good Reason or upon a change of control, the executive is entitled to his accrued salary and benefits and, in certain circumstances, a pro rata portion of his bonus. Upon termination as a result of a change of control, the executive is entitled to accrued salary and benefits and to a specified portion of any bonus received for the prior year. "Good Reason" is defined in these agreements to mean: (i) the assignment to the executive of duties that are materially inconsistent with the scope of the executive stated duties; (ii) the Company's failure to pay the executive any amounts vested and due under his employment agreement or any other Company plan;
(iii) a reduction in benefits to the executive; (iv) a change in title of the executive; or (v) a breach of the Company's obligations not to relocate the executive without his consent. "Cause" is defined to mean: (i) any willful failure by the executive to substantially perform his employment duties; (ii) any engagement by the executive in serious misconduct which is injurious to the Company; (iii) any breach by the executive of the Company's policies with respect to confidentiality, protection of intellectual property or non-competition; (iv) the executive's conviction of a crime involving fraud, misrepresentation, gambling or a felony; or (v) the executive's habitual intoxication or abuse of drugs or controlled substances.

         Mr. O'Connor entered into an employment agreement with the Company on October 27, 1994. The term of Mr. O'Connor's employment under this agreement commenced on December 15, 1994 and continues through November 1997, subject to automatic one-year extensions commencing December 1, 1997 (and December 1 of each successive year) unless either party shall give prior notice of non-renewal. The agreement provides for a minimum annual base salary of $430,000 (increased annually starting on March 1, 1996, based upon the Consumer Price Index and otherwise in the discretion of the Board or the Compensation Committee) and an annual incentive bonus. For fiscal 1996, Mr. O'Connor was, and in subsequent fiscal years Mr. O'Connor will be, eligible to earn an incentive bonus up to a maximum of 200% of his base salary for such fiscal year. The agreement provides that a portion of such incentive bonus shall be based upon the extent to which certain specified minimum, target and maximum annual earnings per share levels and management objectives (to be established each year by the Compensation Committee or the Board of Directors after consultation with Mr. O'Connor) have been obtained. Since the management objectives and maximum annual earnings per share levels established for fiscal 1996 were exceeded, Mr. O'Connor received the maximum incentive bonus for which he was eligible in fiscal 1996. Management objectives have not yet been finalized for fiscal 1997.

     Pursuant to the agreement, as amended, the Company granted Mr. O'Connor 5,000 Restricted Stock Rights in December 1994 (on terms generally similar to the terms under which Restricted Stock Units have been issued under the Company's 1990 Restricted Stock Plan, as amended). In accordance with the agreement, the Company also granted Mr. O'Connor options to purchase a total of 512,000 shares of Common Stock of the Company under the Company's 1994 Stock Option Plan, as follows: 106,000 options (granted December 1994); 106,000 options (granted February 1995); 100,000 options (granted September 1995); and 200,000 options (granted January 1996).

         Pursuant to the agreement, Mr. O'Connor was nominated for election, and elected, as director at the 1995 Annual Meeting.

     If Mr. O'Connor's employment with the Company is terminated by reason of his death, retirement from active employment (with the consent of the Board and in accordance with the retirement policies of the Company), resignation (other than for Good Reason) or discharge by the Company for Cause, Mr. O'Connor (or his estate, as the case may be) is entitled to receive his base salary, benefits and bonus amounts, if any, accrued through the date of termination. If Mr. O'Connor's employment is terminated by the Company by reason of disability, discharge by the Company without Cause, his resignation for Good Reason or failure by the Company to renew the employment term through November 2008, in certain circumstances, he is entitled to receive, in addition to all salary, bonuses and benefits accrued through the end of the then-current term, his base salary and the life insurance coverage provided for under the agreement for three years thereafter, plus medical benefits for up to one year thereafter. In the circumstances described in the preceding sentence, the agreement provides, additionally, that the vesting of all of Mr. O'Connor's outstanding options and Restricted Stock Rights shall accelerate and shall remain exercisable for a period of one year. The agreement provides that, irrespective of the reason for his termination of employment with the Company, Mr. O'Connor may not compete with the Company in certain specified businesses for three years after the date of such termination. "Cause" and "Good Reason" are defined in Mr. O'Connor's agreement in generally the same manner as in the employment agreements of Messrs. Snowden and Markowicz.

Compensation Committee Interlocks and Insider Participation

         During fiscal 1996, decisions regarding executive compensation were made primarily by the Compensation Committee, subject to the terms of applicable employment agreements and ratification by the full Board in certain circumstances. Mr. Snowden, Co-Chairman and Chief Executive Officer, Mr. Markowicz, Co-Chairman, and Mr. O'Connor, President and Chief Operating Officer participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

         Messrs. Cohen and Freyer constituted the members of the Compensation Committee during all of fiscal 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth, as of April 23, 1996, certain information concerning the beneficial ownership of Common Stock by: (i) each person who was known by the Company to be the beneficial owner of more than 5% of such shares; (ii) each director and nominee for director of the Company;
(iii) each of the executive officers of the Company named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company, as a group. Such information is based upon information provided to the Company by such persons.

                                                                                      Shares                 Percent
                                                                                    Beneficially               of
Name of Beneficial Owner                                                             Owned (1)              Class (1)
- ------------------------                                                             ---------              ---------


DLJ Capital Corporation ("DLJCC") and related persons                                  9,730,783 (2)           22.6
 277 Park Avenue
 New York, NY  10172

Tiger Management Corporation                                                               6,694,330           15.6
 101 Park Avenue
 New York, NY  10178

Firstar Investment Research & Management Co.                                           2,461,200 (3)            5.7
 777 East Wisconsin Avenue, Suite 1800
 Milwaukee, WI  53202

Guy B. Snowden, director and executive officer                                         1,560,423 (4)           3.60

Victor Markowicz, director and executive officer                                       1,563,516 (5)           3.60

Michael R. Chambrello, executive officer                                                  15,000 (6)            *

Joel J. Cohen, director                                                                    7,081 (7)            *

Robert M. Dewey, Jr., director                                                            20,635 (8)            *

Burnett W. Donoho, director                                                                    3,000            *

Carl H. Freyer, director                                                                          --            *

Carl B. Menges, director                                                                  28,322 (9)            *

The Rt. Hon. Lord Moore, director                                                              4,500            *

William Y. O'Connor, director and executive officer                                      54,250 (10)            *

Thomas J. Sauser, executive officer                                                               --            --

All directors and executive officers, as a group (11 persons)                         3,256,727 (11)           7.6

- -----------------------------------

 *less than 1%


     (1) The shareholdings reflected in this table do not include: an aggregate of 248,987 shares held by other Management Investors (in addition to the executive officers listed in the table and related trusts) who are subject to the voting provisions of the Stockholders Agreement, and (ii) rights to receive stock granted under various Company plans to directors, executive officers and other Management Investors that do not vest within 60 days of the date of this table.

     (2) Includes shares beneficially owned by DLJCC and related persons as follows: 5,751,442 shares by DLJCC; 258,700 shares by DLJSC; 165,953 shares by the Equitable Life Assurance Society of the United States ("Equitable Life"); 34,338 shares by the Equitable Variable Assurance Company ("Equitable Variable"); 1,092,500 shares by four of the Sprout Group Funds; and 2,427,850 shares held by DLJSC as Custodian for the benefit of approximately 170 employees of DLJSC (including Joel J. Cohen, Robert M. Dewey and Carl B. Menges, directors of the Company), none of whom holds as much as 1% of the outstanding Common Stock, which shares were acquired pursuant to certain DLJSC employee compensation arrangements. An aggregate of 8,292,067 of the above shares are held in the Voting Trust under the control of an independent Voting Trustee who holds and exercises voting rights associated with such shares. See Item 10--"Directors and Executive Officers of the Company--Voting Agreements." DLJCC and DLJSC are both indirectly majority-owned subsidiaries of The Equitable Companies Incorporated ("EQ"). Equitable Life is a wholly-owned subsidiary of EQ and Equitable Variable is a wholly-owned subsidiary of Equitable Life. The address of Equitable Life and Equitable Variable is 787 Seventh Avenue, New York, New York 10019. The Sprout Group is a division of DLJCC. AXA, a French insurance holding company located at 23 Avenue Matignon, 75008 Paris, France, currently holds approximately 60.6% of outstanding common stock as well as certain convertible preferred stock of EQ. DLJCC disclaims beneficial ownership of the shares held by Equitable Life and Equitable Variable and by the employees and former employees of DLJSC. The Sprout Funds consist of four venture capital funds under common control: Sprout Capital VI, L.P., Sprout Growth, L.P., Sprout Growth, Ltd. and DLJ Venture Capital Fund II, L.P. Excludes an aggregate of 25,000 shares held by DLJSC, as nominee, 5,700 shares held by Alliance Capital Management Corporation, a majority-owned subsidiary of Equitable Life, 8,000 shares held by Wood, Struthers & Winthrop Management Corp., a wholly-owned subsidiary of DLJSC and 3,400 shares held by a Canadian subsidiary of AXA.

     (3) Includes 135,600 shares as to which Firstar Corporation shares voting and dispositive power.

     (4) Includes 89,619 shares held by five trusts established by Mr. Snowden for the benefit of family members as to which shares he disclaims beneficial ownership.

     (5) Includes 607,645 shares held by a trust established by Mr. Markowicz for the benefit of family members as to which he disclaims beneficial ownership.

     (6) Includes 8,750 shares subject to vested but unexercised stock options awarded under the Company's 1994 Stock Option Plan.

     (7) Mr. Cohen is a Managing Director of DLJSC. The share ownership of Mr. Cohen reflected in the table above consists of shares acquired pursuant to the DLJSC employee compensation arrangements referred to in footnote (2) above, but does not otherwise include any of the shares included in the table above as beneficially owned by DLJCC and related persons (other than shares held for the benefit of Mr. Cohen), as to which Mr. Cohen disclaims beneficial ownership.

     (8) Mr. Dewey is Chairman of Autranet, Inc., a wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, Inc. The share ownership of Mr. Dewey reflected in the table above consists of shares acquired pursuant to the DLJSC employee compensation arrangements referred to in footnote (2) above but does not otherwise include any of the shares included in the table above as beneficially owned by DLJCC and related persons (other than shares held for the benefit of Mr. Dewey), as to which Mr. Dewey disclaims beneficial ownership.

     (9) Mr. Menges is a Managing Director of DLJSC and Vice Chairman of Donaldson, Lufkin & Jenrette, Inc. The share ownership of Mr. Menges reflected in the table above consists of shares acquired pursuant to the DLJSC employee compensation arrangements referred to in footnote (2) above but does not otherwise include any of the shares included in the table above as beneficially owned by DLJCC and related persons (other than shares held for the benefit of Mr. Menges), as to which Mr. Menges disclaims beneficial ownership.

     (10) Includes 53,000 shares subject to vested but unexercised stock options awarded under the Company's 1994 Stock Option Plan.

     (11) Excludes shares included in the table above for DLJCC and related persons other than Messrs. Cohen, Dewey and Menges. Also excludes approximately 13,750 shares subject to unvested awards under the Company's stock benefit plans, and 600,250 shares subject to unvested stock options awarded under the Company's 1994 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1995 the Company implemented a loan program under the Company's 1990 Restricted Stock Unit Plan, which is available through February 1, 1997, under which employees whose Restricted Stock Units become taxable compensation to them can obtain loans from the Company to assist them in paying applicable federal and state income tax withholding. No loans were made under this program to any of the Company's executive officers during fiscal 1996. Pursuant to the program, the Company made loans during fiscal 1995 to Messrs. Snowden and Chambrello, two of the Company's executive officers, in the following amounts which loans remained outstanding during all or a portion of fiscal 1996: Guy B. Snowden ($1,376,028.66) and Michael R. Chambrello, Vice President--U.S. Operations ($130,636.04). Each such loan bears interest at the rate of 7.1% per annum, is payable (principal plus all accrued interest) in full in a single payment on February 1, 1997 and is evidenced by a Promissory Note or Notes. As of June 1, 1996, the outstanding principal amounts with respect to these loans were: Mr. Snowden ($1,376,028.66) and Mr. Chambrello ($0).

     During fiscal 1995 the Company, pursuant to the terms of its employment agreement with Mr. O'Connor, made loans to Mr. O'Connor in the aggregate amount of $900,000, which amount remained outstanding during fiscal 1996, to enable Mr. O'Connor to retire certain third-party indebtedness. The loans to Mr. O'Connor consist of a $400,000 loan under a line of credit arrangement which bears no interest and a loan in the amount of $500,000 bearing interest at the rate of 6.0% per annum which is repayable in full on or before November 1, 1999. As of June 1, 1996, the aggregate outstanding principal amount due with respect to the loans was $758,587.50, consisting of $258,587.50 outstanding with respect to the $400,000 interest free loan and $500,000 outstanding with respect to the other loan.

     During fiscal 1996 the Company paid Lord Moore, a director, in accordance with the terms of the Outside Directors' Plan, a Tax Offset Payment in the amount of $4,224.21. See Item 11--"Executive Compensation--Compensation of Directors."

         The officers and directors of the Company also are parties to indemnification agreements with the Company providing for, and the By-Laws of the Company also provide for, their indemnification by the Company against certain liabilities (including legal fees and expenses) incurred in legal proceedings or otherwise in connection with their present or past status as an officer or director of the Company. Certain legal proceedings and governmental investigations, including, for example, those respecting Richard Branson relating to allegations made by and against the Company's Co-Chairman and its press spokesman, involve both the Company and one or more of its executive officers. See Item 1--"Business-- Maintenance of Business Relationships and Certain Legal Matters" and Item 3--"Legal Proceedings." During fiscal 1996, the Company paid an aggregate of $735,527 in attorneys' fees in connection with such matters directly or indirectly involving executive officers.

     In May 1994, several class action lawsuits were brought against the Company and various of its then executive officers (including Messrs. Snowden and Markowicz) relating to the Company's May 25, 1994 announcement that earnings for its 1995 fiscal year could be at or below fiscal 1994 levels. On September 23, 1994, the plaintiffs in these actions filed an Amended Consolidated Class Action Complaint, which generally alleged that the defendants violated federal securities laws in disseminating materially false and misleading statements about the Company's prospects and failing to disclose on a timely basis the fact that fiscal 1995 earnings were expected to be less than allegedly anticipated by the public. The complaint sought to recover monetary damages from the Company and the individual defendants. This complaint was eventually dismissed for failing sufficiently to state a meritorious claim, and on May 23, 1995, the plaintiffs filed a Second Consolidated Amended Class Action Complaint making essentially similar allegations. On June 9, 1995, the Company announced that, in order to avoid the costs and disruptions of further proceedings, it had reached a settlement of this lawsuit. Under the terms of the settlement, which is subject to approval by The Federal District Court of Rhode Island and several other contingencies, the Company and its insurer have agreed to pay an aggregate of $1,250,000 in full settlement of all claims against the Company and the other defendants.

                                       SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, on June 12, 1996.




                               GTECH HOLDINGS CORPORATION




                               By: /s/ William Y. O'Connor
                                  ________________________________
                                     William Y. O'Connor
                                     President & Chief Operating Officer