Form 10-K/A
GTECH HOLDINGS CORP
filed 1996-06-27
CIK 857323

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No.2 to
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 24, 1996
                         Commission file number 1-11250


                           GTECH Holdings Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                          05-0450121
        (State or other jurisdiction of     (I.R.S. Employer ID Number)
        incorporation or organization)


             55 Technology Way, West Greenwich, Rhode Island 02817
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (401) 392-1000

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class:                        Common Stock  $.01 par value
       Name of Each Exchange on which Registered:  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [x]


At June 24, 1996 there were 43,054,212 shares of the registrant's Common Stock outstanding.

Documents Incorporated By Reference:  None

The purpose of this amendment to Form 10-K is to include the audited financial statements of Camelot Group plc, a significant equity method foreign investee, pursuant to rule 3.09 of Regulation S-X which requires such financial statements to be filed as an amendment to the Company's Annual Report on Form 10-K not later than six months following the end of Camelot Group plc's 1996 fiscal year.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
(1) Financial Statements:

The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

                                                                     Page(s)
Report of Ernst & Young LLP, Independent Auditors                      F-1
Reports of Price Waterhouse, Independent Accountants              F-2, F-3, F-4
Consolidated Balance Sheets at February 24, 1996,                      F-5
  and February 25, 1995
Consolidated Income Statements--                                       F-6
  Fiscal year ended February 24, 1996,
  Fiscal year ended February 25, 1995, and
  Fiscal year ended February 26, 1994
Consolidated Statements of Shareholders' Equity--                      F-7
  Fiscal year ended February 24, 1996,
  Fiscal year ended February 25, 1995, and
  Fiscal year ended February 26, 1994
Consolidated Statements of Cash Flows--                                F-8
  Fiscal year ended February 24, 1996,
  Fiscal year ended February 25, 1995, and
  Fiscal year ended February 26, 1994
Notes to Consolidated Financial Statements                         F-9 to F-25

The following financial statements of Camelot Group plc are included in Item 14:

Report of Independent Accountants
Profit and Loss Account--
  For the period ended 3 February 1996
  For the ten months ended 4 February 1995
Balance Sheet--
  3 February 1996
  4 February 1995
Cash Flow Statement
  For the period ended 3 February 1996
  For the ten months ended 4 February 1995
Notes to Financial Statements

(2)Financial Statement Schedules to GTECH Holdings Corporation and subsidiaries:


Schedule II - Valuation and Qualifying Accounts                        F-26


All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) Exhibits:

     3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Form S-l of the Company and GTECH Corporation ("GTECH"), Registration No. 33-31867 (the "1990 S-1"), File No. 0-12604, a copy of which may be obtained from the Public Reference Bureau of the Securities and Exchange Commission).

     3.2 Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 of the Company, Registration No. 33-48264 (the "July 1992 S-1")).

     3.3  Amended and Restated By-Laws of the Company.

     4.1 Credit Agreement, dated as of September 15, 1994, among GTECH, certain financial institutions and NationsBank of North Carolina, N.A., as Agent (incorporated by reference to Exhibit 4.1 of the Company's 1995 10-K).

     4.2 Management Equity Agreement dated as of January 23, 1990 among Holdings and certain Investors signatory thereto (incorporated by reference to Exhibit (b)(9) to the Schedule 13E-3 filed by the Company, GTECH, GTEK Acquisition, DLJCC, Victor Markowicz and Guy B. Snowden, File No. 0-12604, a copy of which may be obtained from the Public Reference Bureau of the Securities and Exchange Commission).

     4.3 First Amendment dated as of July 31, 1990 to the Management Equity Agreement dated as of January 23, 1990 among Holdings and certain Investors signatory thereto (incorporated by reference to Exhibit 4.16 to the 1990 S-1, File No. 0-12604, a copy of which may be obtained from the Public Reference Bureau of the Securities and Exchange Commission).

     4.4 Amendment Number 2 dated as of May 1, 1990, and Amendment Number 3 dated as of May 6, 1990, to the Management Equity Agreement dated as of January 23, 1990 among the Company and certain Investors signatory thereto (incorporated by reference to Exhibit 10.3 to GTECH's 1991 10-K).

     4.5 Amendment No. 4, dated as of July 20, 1992, to the Management Equity Agreement dated as of January 23, 1990 and certain Investors signatory thereto (incorporated by reference to Exhibit 4.8 to the Form S-1 of the Company, Registration No. 33-54236 (the "December 1992 S-1").

     4.6 Amendment No. 5, dated as of September 15, 1993, to the Management Equity Agreement dated as of January 23, 1990, among the Company and certain Investors signatory thereto (incorporated by reference to Exhibit 4.13 of the Company's 1994 10-K).

     4.7  Amendment  No. 6,  dated as of October  29,  1993,  to the  Management
          Equity Agreement dated as of January 23, 1990 among the Company and certain Investors signatory thereto (incorporated by reference to Exhibit 4.14 of the Company's 1994 10-K).

     4.8 Amended and Restated Stockholders Agreement dated as of July 29, 1992 among the Company, a Voting Trustee named therein and the Investors named therein (incorporated by reference to Exhibit 4.15 to the July 1992 S-l).

     4.9 Amendment No. 1 dated as of December 9, 1992 to the Amended and Restated Stockholders Agreement and Stock Purchase Agreement among the Company, DLJ Capital Corporation, the Voting Trustee named therein and the Investors named therein (incorporated by reference to Exhibit 4.13 of the Company's 1993 10-K).

     4.10 Amendment No. 2, dated as of September 15, 1993, to the Amended and Restated Stockholders Agreement among the Company, DLJ Capital Corporation, the Voting Trustee named therein and the Investors named therein (incorporated by reference to Exhibit 4.17 of the Company's 1994 10-K).

     4.11 Amendment No. 3, dated as of October 29, 1993, to the Amended and Restated Stockholders Agreement among the Company, DLJ Capital Corporation, the Voting Trustee named therein and the Investors named therein (incorporated by reference to Exhibit 4.18 of the Company's 1994 10-K).

     4.12 Amendment No. 4, dated as of October 20, 1995, to the Amended and Restated Stockholders Agreement among the Company, DLJ Capital Corporation, the Voting Trustee named therein and the Investors named therein.

     4.13 Specimen Form of certificate for Common Stock (incorporated by reference to Exhibit 4.18 of the December 1992 S-1).

     9. Second Amended and Restated Voting Trust Agreement dated as of July 29, 1992 by and among DLJCC, Lincoln National Bank and Trust Company of Fort Wayne et al., as Trustee (incorporated by reference to Exhibit 9 of the December 1992 S-1).

    10.1 Employment Agreement dated as of January 23, 1990 between GTECH, the Company and Victor Markowicz (incorporated by reference to Exhibit (b)
          (11) to the Schedule 13E.3 filed by GTECH Corporation, the Company, GTEK Acquisition, DLJCC, Victor Markowicz and Guy B. Snowden, File No. 0-12604, a copy of which may be obtained from the Public Reference Bureau of the Securities and Exchange Commission).*

    10.2 Amendment to the Employment Agreement dated as of January 23, 1990 between GTECH, the Company and Victor Markowicz (incorporated by reference to Exhibit 10.2 to the July 1992 S-1).*

    10.3  Confirmation   of  Waiver   respecting   certain   provisions  of  the
          Employment Agreement dated as of January 23, 1990 between GTECH, the Company and Victor Markowicz, dated February 13, 1996.*

    10.4 Employment Agreement dated as of January 23, 1990 between GTECH, the Company and Guy B. Snowden (incorporated by reference to Exhibit (b)
          (12) to the Schedule 13E.3 filed by GTECH, the Company, GTEK Acquisition, DLJCC, Victor Markowicz and Guy B. Snowden, file no. 0-12604).*

    10.5 Amendment to the Employment Agreement dated as of January 23, 1990 between GTECH, the Company and Guy B. Snowden (incorporated by reference to Exhibit 10.4 to the July 1992 S-1).*

    10.6  Confirmation   of  Waiver   respecting   certain   provisions  of  the
          Employment Agreement dated as of January 23, 1990 between GTECH, the Company and Guy B. Snowden, dated February 13, 1996.*

    10.7 Employment Termination Agreement and Release dated March 17, 1995 between GTECH and Robert A. Breakstone (incorporated by reference to Exhibit 10.7 of the Company's 1995 10-K).*

    10.8 Employment Agreement between GTECH and Donald L. Stanford dated August 1, 1987 (incorporated by reference to Exhibit 10.24 to GTECH's Annual Report on Form 10-K for the fiscal year ended February 27, 1988, file no. 0-12604, a copy of which may be obtained from the Public Reference Bureau of the SEC.)*

    10.9 Secured Promissory Note and Stock Pledge Agreement dated February 26, 1994 of Malchester P. Reeves to the Company (incorporated by reference to Exhibit 10.10 of the Company's 1994 10-K).*

   10.10 Employment Agreement dated October 27, 1994 between the Company and William Y. O'Connor (incorporated by reference to Exhibit 10.14 of the Company's 1995 10-K).*

   10.11 Amendment to Employment Agreement dated February 13, 1996 between the Company and William Y. O'Connor.*

   10.12 Promissory Note dated February 2, 1995 of Guy B. Snowden to the Company (incorporated by reference to Exhibit 10.18 of the Company's 1995 10-K).*

   10.13 Promissory Note dated February 2, 1995 of Donald L. Stanford to LAC Corporation (incorporated by reference to Exhibit 10.19 of the Company's 1995 10-K).*

   10.14 Promissory Note dated February 2, 1995 of Michael R. Chambrello to LAC Corporation (incorporated by reference to Exhibit 10.22 of the Company's 1995 10-K).*

   10.15 GTECH Corporation Executive Perquisites Program (incorporated by reference to Exhibit 10.8 of the Company's 1993 10-K).*

   10.16  Form  of  Indemnification  Agreement  (incorporated  by  reference  as
          Exhibit 10.14 to GTECH's 1992 10-K).

   10.17  List of Indemnification Agreement signatories and dates.

   10.18  Form of Executive Separation Agreement and Schedule of Recipients.

   10.19 Supplemental Retirement Plan effective January 1, 1992 and List of participants (incorporated by reference to Exhibit 10.16 of GTECH's 1992 10-K).*

   10.20  Agreement   between  GTECH  and  the  Texas   Comptroller   of  Public
          Accounts--Lottery Division dated March 7, 1992 (incorporated by reference to Exhibit 10.44 to GTECH's 1992 10-K).

   10.21 Purchase and Sale Agreement dated 8 February 1994 between Camelot Group plc and GTECH (incorporated by reference to Exhibit 10.31 of the Company's 1995 10-K).

   10.22 Terminals Supply Agreement dated 8 February 1994 among Camelot Group plc, International Computers Limited and GTECH (incorporated by reference to Exhibit 10.32 of the Company's 1995 10-K).

   10.23 Field Services Agreement dated 8 February 1994 among Camelot Group plc, International Computers Limited and GTECH (incorporated by reference to Exhibit 10.33 of the Company's 1995 10-K).

   10.24 Lottery Technology Support Services Agreement dated 8 February 1994 between Camelot Group plc and GTECH (incorporated by reference to Exhibit 10.34 of the Company's 1995 10-K).

   10.25 Distributorship and License Agreement dated October 24, 1990 between GTECH and CGK Computer Gesellschaft Konstanz mhh (incorporated by reference to Exhibit 10.49 to GTECH's 1992 10-K).

   10.26 Memorandum of Understanding Number 1 dated November 30, 1990 between GTECH and CGK Computer Gesellschaft 1990, Amendment Number 2 dated June 26, 1991 and Amendment Number 3 dated June 27, 1991, to Memorandum of Understanding Number 1 dated November 30, 1990 between GTECH and CGK Computer Gesellschaft Konstanz mbh (incorporated by reference to Exhibit 10.47 to the July 1992 S-1).

   10.27 Memorandum of Understanding Number 1 dated June 27, 1991 between GTECH and CGK Computer Gesellschaft Konstanz mbh (incorporates by reference therein the Distributorship and License Agreement dated October 24, 1990 between GTECH and CGK Computer Gesellschaft Konstanz mbh, which is included in Exhibit 10.20 herein).

   10.28 Memorandum of Understanding Number 2 dated December 18, 1991 between GTECH and CGK Computer Gesellschaft Konstanz mbh (incorporates by reference therein the Distributorship and License Agreement dated October 24, 1990 between GTECH and CGK Computer Gesellschaft Konstanz mbh, which is included in Exhibit 10.20 herein).

   10.29 Amendment to Distributorship and License Agreement, dated February 1, 1993, between GTECH and CGK Computer Gesellschaft Konstanz mbH.

   10.30 Second Amendment to Distributorship and License Agreement, dated August 1, 1995, between GTECH and CGK Computer Gesellschaft Konstanz mbH.

   10.31 Amended and Restated Agreement of Limited Partnership by and among GTECH, GP Technology Associates, L.P. and GP Technology, Inc. dated August 26, 1993; Certificate of Limited Partnership of West Greenwich Technology Associates, L.P. dated August 26, 1993; Amended and Restated Indenture of Lease between GTECH and West Greenwich Technology Associates, L.P. dated August 26, 1993 (incorporated by reference to Exhibit 10.24 of the Company's 1994 10-K).

   10.32 Business Agreement dated December 28, 1990 between Digital Equipment Corporation and GTECH; Work Statement Number NED91188 dated March 11, 1991 to GTECH from Digital Equipment Corporation; First Addendum dated March 19, 1991 to Digital Work Statement Number NED91188 dated March 11, 1991 to GTECH from Digital Equipment Corporation (incorporated by reference to Exhibit 10.57 to the July 1992 S-1).

   10.33 Maintenance Agreement Number 117A dated December 1, 1989, between GTECH and Concurrent Computer Corporation (incorporated by reference to Exhibit 10.58 to the July 1992 S-1).

   10.34 Engagement Letter dated August 8, 1989, between GTEK Acquisition Corp. and DLJSC (incorporated by reference to Exhibit 10.41 to GTECH's 1991 10-K).

   10.35 Amended and Restated 1990 Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.62 to the July 1992 S-1).*

   10.36 Restricted Rights Arrangement between the Company and Mr. O'Connor (incorporated by reference to Exhibit 10.44 of the Company's 1995 10-K).*

   10.37 1992 Outside Directors' Director Stock Unit Plan (incorporated by reference to Exhibit 10.55 to the Company's 1993 10-K).*

   10.38  1994 Stock Option Plan, as amended.*

   10.39 Second Amendment dated May 28, 1996 to the Contract for the Texas Lottery Operator for the State of Texas.

   11.    Computations of Earnings Per Share.

   21.1   Subsidiaries of the Company.

  +23.1   Consent of Ernst & Young LLP

  +23.2   Consents of Price Waterhouse (2)

- -----------------------
+ Filed herewith.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Certain instruments defining the rights of holders of long-term debt have not been filed pursuant to item 601(b)(4)(iii)(A) of Regulation SK. Copies of such instruments will be furnished to the Commission upon request.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized on June 25, 1996.

                           GTECH HOLDINGS CORPORATION



                           By  /s/  Thomas J. Sauser
                              ----------------------------------------
                              Thomas J. Sauser, Senior Vice President,
                              Treasurer & Chief Financial Officer

                                CAMELOT GROUP PLC
                           ACCOUNTS FOR THE PERIOD ENDED
                                 3 FEBRUARY 1996


                               REGISTERED NUMBER:
                                     2822203

STATEMENT OF DIRECTORS' RESPONSIBILITIES IN RESPECT OF THE ACCOUNTS

Camelot Group plc has a financial year end of 31 March and prepares its annual report and accounts for that year to comply with the Companies Act 1985. These accounts have been prepared specifically to enable GTECH Corporation, a shareholder in the company, to prepare its own consolidated financial statements and do not represent the results of the company for its own financial year. In preparing these accounts, the directors are required to:

(1) select suitable accounting policies and then apply them consistently;
(2) make judgements and estimates that are reasonable and prudent;
(3) state whether applicable accounting standards have been followed, subject to any material departures disclosed and explained in the accounts;
(4) prepare the accounts on the going concern basis unless it is inappropriate to presume that the group will continue in business.

The directors are also responsible for keeping proper accounting records which disclose with reasonable accuracy at any time the financial position of the group and to enable them to ensure that the accounts comply with the Companies Act 1985. They are also responsible for taking reasonable steps to safeguard the assets of the group and to prevent and detect fraud and other irregularities.

The directors confirm that they have complied with these requirements, and, having a reasonable expectation that the company has adequate resources to continue in operational existence for the foreseeable future, have adopted the going concern basis in preparing the accounts.

LEGISLATIVE  BACKGROUND

The establishment of the UK National Lottery was enabled by the passing of The National Lottery etc. Act 1993. A regulator, the Director General of The National Lottery, was appointed under the Act and invited applications for a licence to run The National Lottery (the section 5 licence) and for licences to promote lottery games as part of The National Lottery (section 6 licences). Following a highly competitive tendering process, Camelot was informed of its success on 25 May 1994 and the section 5 licence was formally awarded on 29 July 1994. Camelot has also been awarded a section 6 licence for the on-line National Lottery game and a number of section 6 licences for the Instant games. The section 5 licence expires on 30 September 2001 and the section 6 licences are of varying lengths depending on the games.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Camelot Group plc

We have audited the financial statements and financial schedules of Camelot Group plc on pages 4 to 20 which are expressed in pounds sterling. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United Kingdom and the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us referred to above present fairly, in all material respects, the financial position of Camelot Group plc at 3 February 1996 and 4 February 1995 and the results of its operations, total recognised gains and losses and cash flows for the period ended 3 February 1996 and the ten months ended 4 February 1995 in conformity with generally accepted accounting principles in the United Kingdom.

Price Waterhouse.
Chartered Accountants and Registered Auditors
London, England
9 April 1996


PROFIT AND LOSS ACCOUNT
For the period ended 3 February 1996
pounds sterling ("ps")
- --------------------------------------------------------- --------    --------------    ---------------
                                                                           1996               1995
                                                            Notes            m                 m
- --------------------------------------------------------- --------    --------------    ---------------

Turnover - continuing operations
On-line                                                                     3,588.6              682.0
Instants                                                                    1,399.8                -
- --------------------------------------------------------- --------    --------------    ---------------
                                                                            4,988.4              682.0
Cost of sales
Prizes                                                                     (2,509.2)            (321.9)
Lottery duty                                                                 (598.6)             (81.8)
National Lottery Distribution Fund                                         (1,350.9)            (181.3)
Retailers' commission                                                        (253.7)             (34.9)
Terminal and data communication costs                                        (104.7)             (13.9)
- --------------------------------------------------------- --------    --------------    ---------------
Gross profit                                                                  171.3               48.2
Operating costs                                                               (96.7)             (52.5)
Other operating income                                                          1.1                0.3
- --------------------------------------------------------- --------    --------------    ---------------
Operating profit / (loss)                                        1             75.7               (4.0)
Net interest receivable                                          4              8.8                0.7
- --------------------------------------------------------- --------    --------------    ---------------
Profit / (loss) on ordinary activities before taxation                         84.5               (3.3)
Tax on profit on ordinary activities                             5            (29.1)               -
- --------------------------------------------------------- --------    --------------    ---------------
Profit / (loss) on ordinary activities after taxation                          55.4               (3.3)
Dividends                                                        6             (9.5)               -
- --------------------------------------------------------- --------    --------------    ---------------
Profit / (loss) retained for the financial period               15             45.9               (3.3)
- --------------------------------------------------------- --------    --------------    ---------------


The period to 3 February 1996 includes costs and revenue from 5 February 1995 to 3 February 1996 and relate to sales for 52 draws.

The period to 4 February 1995 includes costs and revenue from 1 April 1994 to 4 February 1995. Sales relate to 12 draws from the first draw on 19 November 1994 to 4 February 1995.


STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES

The group has no recognised gains or losses other than its profit for the period.

HISTORICAL COST PROFITS

There are no material differences between the results of the company disclosed above and the results on an unmodified historical cost basis.



BALANCE SHEET
at 3 February 1996 and 4 February 1995
pounds sterling ("ps")
- -------------------------------------------------------------- -------    ------------    ------------
                                                                              1996            1995
                                                                Notes           m               m
- -------------------------------------------------------------- -------    ------------    ------------

Fixed assets
Tangible assets                                                      7           102.9            91.3
- -------------------------------------------------------------- -------    ------------    ------------
                                                                                 102.9            91.3

Current Assets
Stocks                                                               8             5.4             3.5
Debtors: amounts falling due within one year                         9            82.0            46.3
Debtors: amounts falling due after more than one year                9            62.0             -
Amounts recoverable from the Trust in respect of prizes             10            67.2            27.6
Trust reserve account                                               10             5.0             5.0
Cash at bank and in hand                                            10           239.1            39.2
- -------------------------------------------------------------- -------    ------------    ------------
                                                                                 460.7           121.6
Current liabilities
Creditors: amounts falling due within one year                      12          (469.6)         (161.7)
- -------------------------------------------------------------- -------    ------------    ------------
Net current liabilities                                                           (8.9)          (40.1)
- -------------------------------------------------------------- -------    ------------    ------------
Total assets less current liabilities                                             94.0            51.2
Creditors: amounts falling due after more than one year             12            (1.4)           (4.5)
- -------------------------------------------------------------- -------    ------------    ------------
                                                                                  92.6            46.7
- -------------------------------------------------------------- -------    ------------    ------------

Capital and reserves
Called up share capital                                             14            50.0            50.0
Profit and loss account                                             15            42.6            (3.3)
- -------------------------------------------------------------- -------    ------------    ------------
Total Equity                                                        16            92.6            46.7
- -------------------------------------------------------------- -------    ------------    ------------


Approved by the Board




Peter C M Murphy
Director of Finance

9 April 1996


CASH FLOW STATEMENT
For the period ended 3 February 1996
pounds sterling ("ps")
- --------------------------------------------------------------------------- ------     ---------    ---------
                                                                                          1996         1995
                                                                            Notes          m            m
- --------------------------------------------------------------------------- ------     ---------    ---------

Net cash inflow from operating activities                                      11a         249.8         69.3
- --------------------------------------------------------------------------- ------     ---------    ---------

Returns on investments and servicing of finance
Interest received                                                                            8.8          0.7
Interest paid                                                                                -            -
Interest element of finance lease payments                                                  (0.4)         -
Dividends paid                                                                              (9.5)         -
- --------------------------------------------------------------------------- ------     ---------    ---------
Net cash (outflow) / inflow from returns on investments and servicing of                    (1.1)         0.7
finance
- --------------------------------------------------------------------------- ------     ---------    ---------

Taxation paid                                                                               (4.2)         -
- --------------------------------------------------------------------------- ------     ---------    ---------

Investing activities
Purchase of tangible fixed assets                                                          (44.2)       (75.8)
Payment to the trust reserve account                                                         -           (5.0)
- --------------------------------------------------------------------------- ------     ---------    ---------
Net cash (outflow)  from investing activities                                              (44.2)       (80.8)
- --------------------------------------------------------------------------- ------     ---------    ---------

Net cash inflow / (outflow) before financing                                               200.3        (10.8)
- --------------------------------------------------------------------------- ------     ---------    ---------

Financing
Issue of ordinary share capital                                                              -           49.9
Capital element of finance lease payments                                                   (0.4)         -
- --------------------------------------------------------------------------- ------     ---------    ---------
Net cash (outflow) / inflow from financing                                     11b          (0.4)        49.9
- --------------------------------------------------------------------------- ------     ---------    ---------

Increase in cash and cash equivalents                                                      199.9         39.1
Cash and cash equivalents at start of year                                                  39.2          0.1
- --------------------------------------------------------------------------- ------     ---------    ---------
Cash and cash equivalents at end of year                                       11c         239.1         39.2
- --------------------------------------------------------------------------- ------     ---------    ---------


ACCOUNTING POLICIES


a.   Basis of accounting

     The accounts are prepared under the historical cost convention and in accordance with all applicable UK accounting standards. These accounts have been prepared solely for the purpose of providing results for the period to 3 February 1996 for GTECH UK Limited, one of the five shareholders.

b.   Group accounts

     The accounts presented are for Camelot Group plc only. Camelot Group plc has two 100% equity owned subsidiaries. These have not been consolidated as they are dormant and are not material for the purposes of giving a true and fair view.

c.   Turnover

     On-line turnover comprises of lottery ticket sales with adjustments being made for on-line Multidraw and subscriptions tickets. Turnover for the period ended 4 February 1995 relates to the period 1 April 1994 to 4 February 1995 and includes the first 12 on-line draws which started on 14 November 1995. Turnover for the period ended 3 February 1996 includes 52 draws. Sales of instants commenced on the 21 March 1995. Instant ticket sales are recognised once the pack of tickets is settled. A pack becomes settled on the earlier of 15 days after the first ticket is sold or when 60% of the prizes are validated.


d.   Taxation

     The charge for taxation is based on the profit for the year. Deferred taxation is accounted for in respect of timing differences between profit as computed for taxation purposes and profit as stated in the accounts. All deferred tax liabilities are fully provided.

     Advanced corporation taxation on dividends proposed and paid, which is expected to be recovered, is included within debtors.


e.   Value added tax

     All costs include the attributable value added tax to the extent that it is not recoverable.

f.   Fixed assets and depreciation

     Fixed assets are stated at cost less depreciation. The group's policy is to write off the cost of assets evenly over the shorter of the estimated useful life of the asset or the remaining Section 5 licence period. The principal rates of depreciation used are as follows:

     Leasehold improvements                The shorter of the lease period and
                                             the  remaining  licence period.
     Computer hardware                     25%
     Fixtures and fittings                 20%
     Terminals and network installation    The  shorter  of  seven  years
                                             and the  remaining  licence period.
     Permanent point of sale equipment     25% - 50%
     Other plant and equipment             20% - 50%

g.   Leasing

     Operating lease rentals are charged to the profit and loss account as incurred. Tangible fixed assets acquired under finance leases are included in the balance sheet at their equivalent capital value and are depreciated over their useful lives. The corresponding liabilities are recorded as a creditor and the interest element of the finance lease rentals is charged to the profit and loss account.

h.   Stocks

     Stocks consist of instant tickets, terminal rolls and playslips. They are valued at cost using the first-in first-out method or at net realisable value, whichever is the lower.

i.   Pensions

     The group operates a defined contribution scheme. The cost of the contributions is charged to the profit and loss account in the year in respect of which they relate.

j.   Cash and cash equivalents

     Cash and cash equivalents comprise of cash in hand and deposits repayable within three months.


k.   Escrow account

     The escrow account is a fund held for the sole benefit of the National Lottery Distribution Fund. Amounts payable to the escrow account are allocated to the profit and loss account evenly over the period of the licence, commencing from the first day of ticket sales.

l.   Advertising and marketing costs

     Advertising and marketing costs are charged to the profit and loss account when they are incurred.


pounds sterling ("ps")
                                                                              1996        1995
1.     Operating profit                                                        m           m
       ----------------------------------------------------------------    ---------   ---------
       Operating profit is after charging:
       Depreciation on owned assets                                            17.0          2.6
       Depreciation on assets under finance leases                              0.6          -
       Auditors' remuneration    - audit                                        0.2          0.1
                                 - prize draw attendance                        0.2          0.1
                                 - other services                               0.2          0.1
       Operating lease rentals   - land and buildings                           1.5          0.7
                                 - plant and equipment                          0.9          0.4
       ----------------------------------------------------------------    ---------   ---------



2.     Employee numbers and costs
       ----------------------------------------------------------------    ---------   ---------
       Employee costs (including directors' emoluments)
       Wages and salaries                                                      14.2          5.3
       Social security costs                                                    1.4          0.5
       Pension costs                                                            1.0          0.3
       ----------------------------------------------------------------    ---------   ---------
       Total                                                                   16.6          6.1
       ----------------------------------------------------------------    ---------   ---------



                                                                              1996        1995
                                                                             Number      Number
       Average number of employees                                             553         223
       ----------------------------------------------------------------    ---------   ---------



3. Directors' remuneration
- ------------------------------------------------------------------------

The emoluments of the executive directors are determined by a remuneration committee consisting exclusively of non-executive directors. The committee is constituted in accordance with the Cadbury committee guidelines. The five non-executive directors and their alternates nominated by the shareholder companies do not receive any emoluments from Camelot. The emoluments of the other non-executive directors are determined by the shareholder companies. All emoluments are paid to the directors out of the amount retained by Camelot under the terms of the Licence to run The National Lottery after paying all prizes, duties and contributions to the National Lottery Distribution Fund.

The executive directors are eligible for annual bonuses if target returns to the National Lottery Distribution Fund and profit to Camelot are met. These bonuses are capped at 50% of annual base salary. On target performance yields 30% of annual base salary. The first annual bonus was paid in the period to 3 February
1996 based on the results for the period from 1 June 1994 to 30 June 1995 and this is included in these accounts. Bonuses for the period to 3 February 1996 will be dependant on target returns being met in the financial year to 31 March
1996 and will be approved by the remuneration committee following the end of the financial year and are therefore excluded from this analysis.

In order to drive the long term performance of the company and returns to the Good Causes, and in the absence of a share option scheme, the remuneration committee has authorised a long-term incentive plan for the executive directors and other senior executives. Bonuses payable under this plan are based upon cumulative funds generated for the National Lottery Distribution Fund and cumulative pre-tax profits over the period 1 June 1994 to 30 September 1997. The on target bonus payable for this scheme is 100% of annual base salary. The maximum amount payable is 140% of annual base salary. This bonus is non pensionable.

                                                                          1996         1995
         pounds sterling ("ps")                                            000          000
        -----------------------------------------------------------    ----------    ---------
        Executive directors' salaries and benefits                            833          554
        Executive directors' performance related payments                     374          299
        Non-executive directors' fees                                          70           40
        Chairman's salary and benefits                                         38           35
        Pension contributions                                                 313          208
        -----------------------------------------------------------    ----------    ---------
                                                                            1,628        1,136
        -----------------------------------------------------------    ----------    ---------

The Directors emoluments in respect of 1995 relate to the 8 months from 1 June 1994 to 4 February 1995, except for the chairman which is for the full year.

The emoluments of Sir George Russell, the chairman for the period from 27 April 1995 comprise salary of ps37,500 and pension contribution of ps18,750. The emoluments of Sir Ron Dearing for the period 5 February 1995 to 26 April 1995 comprise salary of ps10,000. (1995 salary ps33,333, benefits ps2,768). No pension contribution was made on their behalf.

The total emoluments of the non-executive directors (including the chairman and alternate directors) are as shown below:

                                                                          1996          1995
         pounds sterling ("ps")                                          Number        Number
        -----------------------------------------------------------    ----------    ---------
        ps nil                                                                 10           10
        ps 5,001 - ps10,000                                                     1            -
        ps10,001 - ps15,000                                                     -            3
        ps15,001 - ps20,000                                                     3            -
        ps35,001 - ps40,000                                                     1            1
        -----------------------------------------------------------    ----------    ---------


The total emoluments for the period to 3 February 1996, excluding pension contributions, of the executive directors were within the following bands:


                                                                          1996         1995
         pounds sterling ("ps")                                          Number        Number
        -----------------------------------------------------------    ----------    ---------
        ps115,001-ps120,000                                                    -             1
        ps140,001-ps145,000                                                    -             1
        ps150,001-ps155,000                                                    -             1
        ps170,001-ps175,000                                                    1             1
        ps190,001-ps195,000                                                    1             -
        ps200,001-ps205,000                                                    1             -
        ps210,001-ps215,000                                                    1             -
        ps240,001-ps245,000                                                    1             -
        ps270,001-ps275,000                                                    -             1
        ps380,001-ps385,000                                                    1             -
        -----------------------------------------------------------    ----------    ---------

The emoluments of the chief executive, who was the highest paid director, comprise salary of ps243,264 (1995: ps160,000), benefits of ps17,252 (1995:
ps10,893) excluding pension contributions and a performance related bonus of ps123,000 (1995:ps100,000). The company made pension contributions of ps157,028 (1995: ps98,000) on his behalf.


4.     Net interest receivable                                                1996        1995
        pounds sterling ("ps")                                                 m           m
       ----------------------------------------------------------------    ---------   ---------
       Interest receivable                                                      9.2         0.7
       Interest payable on finance leases                                      (0.4)        -
       ----------------------------------------------------------------    ---------   ---------
                                                                                8.8         0.7
       ----------------------------------------------------------------    ---------   ---------


5.     Tax on profits on ordinary activities
       ----------------------------------------------------------------    ---------   ---------
       UK corporation tax at 33% based on the profit for the year              32.4         -
       Deferred taxation credit at 33%                                         (3.3)        -
       ----------------------------------------------------------------    ---------   ---------
                                                                               29.1         -
       ----------------------------------------------------------------    ---------   ---------


       Deferred taxation
       ----------------------------------------------------------------    ---------   ---------
       Timing differences between capital allowances and depreciation           6.2         -
       Other timing differences                                                (9.5)        -
       ----------------------------------------------------------------    ---------   ---------
                                                                               (3.3)        -
       ----------------------------------------------------------------    ---------   ---------

There is no unprovided deferred tax as all timing differences are expected to reverse.


6.     Dividends
       ----------------------------------------------------------------    ---------   ---------
       Declared interim - 19p per share (1995 - nil)                            9.5         -
       ----------------------------------------------------------------    ---------   ---------





                                                                                 Assets in
                                                                                    the
                                                 Leasehold       Plant and       course of
      pounds sterling ("ps")                   improvements      equipment     construction
7.    Tangible Assets                                m               m               m            Total
      ------------------------------------    --------------    -----------    -------------    --------
      Cost
      At 5 February 1995                                 7.0          59.7             27.2         93.9
      Additions                                          0.5          22.0              6.7         29.2
      Transfers                                         (1.2)         20.1            (18.9)         -
      ------------------------------------    --------------    -----------    -------------    --------
      At 3 February 1996                                 6.3         101.8             15.0        123.1
      ------------------------------------    --------------    -----------    -------------    --------

      Accumulated depreciation
      At 5 February 1995                                 0.6           2.0              -            2.6
      Provision for the year                             0.5          15.3              1.8         17.6
      Transfers                                         (0.1)          0.1              -            -
      ------------------------------------    --------------    -----------    -------------    --------
      At 3 February 1996                                 1.0          17.4              1.8         20.2
      ------------------------------------    --------------    -----------    -------------    --------

      Net books amount
      At 5 February 1995                                 6.4          57.7             27.2         91.3
      At 3 February 1996                                 5.3          84.4             13.2        102.9
      ------------------------------------    --------------    -----------    -------------    --------

Assets in the course of construction consist of terminals and point of sale equipment not yet installed at retailers.

The net book amount of leasehold improvements includes furniture and fittings of ps0.8 million (1995: ps1.0m).

The net book amount of plant and equipment held underfinance leases is ps1.7 million (1995: ps1.4m).



       pounds sterling ("ps")                                                1996        1995
8.     Stocks                                                                  m           m
       ----------------------------------------------------------------    ---------   ---------
       Instant tickets                                                          4.5          1.3
       Playslips, terminal rolls and other consumables                          0.9          2.2
       ----------------------------------------------------------------    ---------   ---------
                                                                                5.4          3.5
       ----------------------------------------------------------------    ---------   ---------



9.     Debtors
       ----------------------------------------------------------------    --------    ---------
       Trade debtors                                                           57.4        44.4
       Advanced corporation tax recoverable                                     2.4           -
       Escrow deferred expense                                                 14.1           -
       Prepayments and accrued income                                           8.1         1.9
       ----------------------------------------------------------------    --------    ---------
                                                                               82.0        46.3
       ----------------------------------------------------------------    --------    ---------



       Debtors due after more than one year
       ----------------------------------------------------------------    --------    ---------
       Escrow deferred expense                                                 58.7           -
       Deferred taxation                                                        3.3           -
       ----------------------------------------------------------------    --------    ---------
                                                                               62.0           -
       ----------------------------------------------------------------    --------    ---------

Trade debtors represent amounts due from retailers.

10. Trust accounts and cash

In order to protect the interests of prize winners and players, Camelot has established trust accounts operated by an independent trustee, The Law Debenture Trust Corporation plc. There are a number of trust accounts operated in order to separate funds to be paid for prizes and amounts received from players in respect of future draws from Camelot's own funds.

The split of Camelot's cash balances between Camelot accounts and trust accounts is as follows:

        pounds sterling ("ps")                                                         1996         1995
        Cash at bank and in hand                                                        m            m
        -----------------------------------------------------------------------     --------     ---------
        Camelot bank accounts                                                          223.7          29.4
        Trust bank accounts                                                             15.4           9.8
        -----------------------------------------------------------------------     --------     ---------
                                                                                       239.1          39.2
        -----------------------------------------------------------------------     --------     ---------

The main trust bank accounts are as follows:

Trust reserve
Camelot transferred ps5m into a trust account at the launch of the on-line game. This amount is recoverable after more than one year. The amount (or the relevant part) will be repayable to Camelot at the end of the section 5 licence period in accordance with the trust deed.

Subscription trust
Amounts transferred to the subscription trust are those amounts received from players relating to future draws, whether by subscription or by using Multidraw facility. Camelot is reimbursed after the draw to which the funds relate. The subscription trust balance is shown as a trust bank accounts in the table above.

Operational trust
Funds in the operational trust represent the outstanding prize liability. Camelot is reimbursed retrospectively as prizes are paid. The balance of any interest arising on this account (after expenses of the trust) is for the benefit of the National Lottery Distribution Fund.

The trust reserve payment of ps5m is shown as a current asset. The subscription trust account balance is included in cash at bank and in hand. The operational trust account balance of ps67.2m represents the amounts recoverable from the trust in respect of prizes paid by the company and is shown as a current asset.

The trust accounts and any interest received thereon are subject to first fixed and floating charges in favour of the trustee.

Floating charges have been given in respect of certain Camelot assets to the trustee and to Camelot's bankers, The Royal Bank of Scotland plc.


          pounds sterling ("ps")                                                 1996          1995
11.       Notes to the cash flow statement                                        m             m
          -----------------------------------------------------------------   ---------     ---------

       a. Reconciliation of operating profit to net cash inflows from operating activities
          -----------------------------------------------------------------   ---------     ---------
          Operating profit                                                         75.7          (4.0)
          Depreciation                                                             17.6           2.6
          Movement in working capital
          Increase in stocks                                                       (1.9)         (3.5)
          Increase in debtors                                                     (91.1)        (46.3)
          Increase in amount recoverable from the Trust in respect of prizes      (39.6)        (27.6)
          Increase in  creditors                                                  289.1         148.1
          -----------------------------------------------------------------   ---------     ---------
          Net cash inflow from operating activities                               249.8          69.3
          -----------------------------------------------------------------   ---------     ---------

                                                                                 Share       Finance
                                                                                Capital       Leases
       b. Analysis of changes in financing during the year                         m            m
          -----------------------------------------------------------------   ---------     ---------
          At 5 February 1995                                                       50.0           1.4
          Inception of finance lease contracts                                      -             1.0
          Cash (outflow) from financing                                             -            (0.4)
          -----------------------------------------------------------------   ---------     ---------
          At 3 February 1996                                                       50.0           2.0
          -----------------------------------------------------------------   ---------     ---------

       c. Analysis of changes in cash and cash equivalents during the year       1996          1995
                                                                                   m            m
          -----------------------------------------------------------------   ---------     ---------
          At 5 February                                                            39.2           0.1
          Increase in cash in hand and at bank                                    199.9          39.1
          -----------------------------------------------------------------   ---------     ---------
          At 3 February                                                           239.1          39.2
          -----------------------------------------------------------------   ---------     ---------


       pounds sterling ("ps")                                                 1996          1995
12.    Creditors:  amounts falling due within one year                         m             m
       -----------------------------------------------------------------   ---------     ---------
       Trade creditors and accruals                                             50.0          28.8
       Fixed asset creditors                                                     0.7          16.7
       Lottery duty                                                             67.9          37.4
       Amounts payable to the National Lottery Distribution Fund               118.6          16.7
       Advance receipts for future draws                                        14.7           9.8
       Prize liability                                                          76.5          14.0
       Outstanding prize liability commitment                                  110.0          38.2
       Taxation payable                                                         30.6           -
       Obligations under finance leases                                          0.6           0.1
       -----------------------------------------------------------------   ---------     ---------
                                                                               469.6         161.7
       -----------------------------------------------------------------   ---------     ---------


Amounts payable to the National Lottery Distribution Fund includes ps90m payable to the escrow account under the terms of the licence (see note 13).

Advance receipts for future draws represent the Multidraw and subscription payments relating to future draws. The prize liability represents unclaimed prizes. At 3 February 1996 Camelot had transferred ps67.1m into the trust to meet these liabilities (1995: ps38.2m).

The outstanding prize liability commitment represents the difference between the target prize payout commitment and the actual payout. Any amounts not utilised for the payment of prizes are for the benefit of the National Lottery Distribution Fund and will be paid over to the National Lottery Distribution Fund in July 1996.



       Creditors: Amounts falling due after one year
       -----------------------------------------------------------------   ---------     ---------
       Amounts payable to the National Lottery Distribution Fund                 -             3.2
       Obligations under finance leases payable within five years                1.4           1.3
       -----------------------------------------------------------------   ---------     ---------
                                                                                 1.4           4.5
       -----------------------------------------------------------------   ---------     ---------

Amounts payable to The National Lottery Distribution Fund represents amounts payable to the escrow account (see note 13).

At 3 February 1996 the company had a total of ps30m of undrawn committed borrowing facilities (1995: ps45m). This is analysed between a ps20m revolving credit facility and a ps10m money market facility. In addition there is an overdraft facility of ps30m available to the company.

pounds sterling ("ps")
13. Escrow account
- ----------------------------------------------------------------------

The licence provides for Camelot to make a payment to an escrow account such that the total balance of this escrow account equals 2.5% of the largest financial year's sales to date less ps40 million. It is anticipated that the first payment to the escrow account will be made during 1996/97. The money is held in this account for the sole benefit of the National Lottery Distribution Fund.

As stated in the accounting policy note, amounts payable to the escrow account are allocated to the profit and loss account evenly over the period of the licence, commencing from the first day of ticket sales. In 1996 ps14.0 million was amortised to the profit and loss (1995: ps3.2 million).


       pounds sterling ("ps")                                                    1996          1995
14.    Share capital                                                              m             m
       -----------------------------------------------------------------   --------------   -----------
       Authorised
       100,000,000 ordinary shares of ps1 each                                      100.0         100.0
       Allotted, called up and fully paid
       Ordinary shares in issue at 5 February                                        50.0           0.1
       Allotted during the year                                                       -            49.9
       -----------------------------------------------------------------   --------------   -----------
       Ordinary shares in issue at 3 February                                        50.0          50.0
       -----------------------------------------------------------------   --------------   -----------

                                                                           Shareholding     Number of
                                                                                       %        Shares
       Analysis of shareholding
       -----------------------------------------------------------------   --------------   -----------
       Cadbury Schweppes plc                                                         22.5    11,250,000
       De la Rue plc                                                                 22.5    11,250,000
       GTECH UK Limited                                                              22.5    11,250,000
       International Computers Limited                                               10.0     5,000,000
       Racal Electronics plc                                                         22.5    11,250,000
       -----------------------------------------------------------------   --------------   -----------



15.    Reserves
       -----------------------------------------------------------------   --------------   -----------
       Profit and loss account at 5 February                                         (3.3)        -
       Retained profit/(loss) for the year                                           45.9          (3.3)
       -----------------------------------------------------------------   --------------   -----------
       Profit and loss account at 3 February                                         42.6           3.3
       -----------------------------------------------------------------   --------------   -----------

       pounds sterling ("ps")                                                    1996           1995
16.    Reconciliation of movements in shareholders' funds                         m              m
       -----------------------------------------------------------------   --------------   -----------
       Profit for the year                                                           55.4         (3.3)
       Dividends                                                                     (9.5)          -
       -----------------------------------------------------------------   --------------   -----------
       Retained profit for the year                                                  45.9         (3.3)
       Share capital issued                                                           -           49.9
       -----------------------------------------------------------------   --------------   -----------
       Net additions in year                                                         45.9         46.6
       Balance at 5 February                                                         46.7          0.1
       -----------------------------------------------------------------   --------------   -----------
       Balance at 3 February                                                         92.6         46.7
       -----------------------------------------------------------------   --------------   -----------



17.    Financial commitments and contingent liabilities
       -----------------------------------------------------------------   --------------   -----------
       Commitments for capital expenditure not provided for in the accounts were as follows:
       Expenditure authorised but not contracted for                                 11.5         23.6
       -----------------------------------------------------------------   --------------   -----------
       Total capital expenditure commitments                                         11.5         23.6
       -----------------------------------------------------------------   --------------   -----------

pounds sterling ("ps")
18. Contingent liabilities
- --------------------------------------------------------------------------
If the licence is revoked for any reason, Camelot will be liable for a payment of ps40 million to the Secretary of State. The shareholders have provided unconditional and irrevocable guarantees to pay this amount.

Fixed and floating charges have been given on certain assets to the trustee and to The Royal Bank of Scotland plc. See note 10 for further details.

                                                             1996            1996          1995            1995
                                                           Land and      Plant  and       Land and        Plant and
         pounds sterling ("ps")                            Buildings      Equipment       Buildings       Equipment
  19.    Operating leases                                     m               m              m               m
         --------------------------------------------    ------------   ------------    ------------    ------------
         Annual operating lease commitments expiring:
         Within one year                                       0.1             -               -                 -
         Between two and five years                            0.6             1.1             0.4               0.7
         After five years                                      -               -               0.2               -
         --------------------------------------------    ------------   ------------    ------------    ------------
         Payments to be made in the following year             0.7             1.1             0.6               0.7
         --------------------------------------------    ------------   ------------    ------------    ------------


pounds sterling ("ps")
20. Pension arrangements
- --------------------------------------------------------------------------

The group operates a defined contribution scheme. Employees who transferred from shareholder companies have continued to participate in their respective shareholder pension plans via an agreed deed of participation. All amounts payable under these schemes are charged to the profit and loss account as they fall due. The total amount charged in respect of pensions to the profit and loss in 1996 was ps1.0m (1995 ps0.5m).


21. Related party transactions

Camelot has a number of major contracts with its shareholders, their parent and / or their subsidiary companies. The main services provided are:

      Cadbury Schweppes plc:                Consultancy services covering  marketing, consumer trends
                                            and retail developments.

      De La Rue plc:                        Supply of consumables and Instant
                                            tickets including consultancy services.

      GTECH Corporation:                    Supply of Instants only terminals.
                                            Warranty for on-line and Instants terminals.
                                            Supply of software.
                                            General consultancy.
                                            Supply of on-line terminal kits to International Computers Limited

      International Computers Limited:      Assembly of on-line terminals.
                                            Retailer training.
                                            Terminal maintenance.

      Racal Electronics plc:                Network communications and maintenance.


The amounts included in the accounts for the period to 3 February 1996 excluding VAT are given below:

                                                        Purchases
                                                       of revenue    Purchases        Amounts
                                                        items and   of capital     payable at 3
         pounds sterling ("ps")                           stock        items       February 1996
         -------------------------------------------- ------------ ------------   --------------
         Cadbury Schweppes plc                                0.5            -              0.2
         De La Rue plc                                       17.3            -              0.2
         GTECH UK Limited*                                   25.9           3.8             3.6
         International Computers Limited*                     8.5          11.1             0.6
         Racal Electronics plc                               14.1           8.1             3.1
         -------------------------------------------- ------------  ------------  --------------


The amounts included in the accounts for the period 1 April 1994 to 4 February 1995 excluding
VAT as given below:
         -------------------------------------------- ------------  ------------  --------------
                                                        Purchases
                                                       of revenue     Purchases       Amounts
                                                        items and    of capital    payable at 4
         pounds sterling ("ps")                           stock         items      February 1995
         -------------------------------------------- ------------  ------------  --------------
         Cadbury Schweppes plc                                0.2             -              0.2
         De La Rue plc                                        6.2             -              0.5
         GTECH UK Limited*                                    4.4             -              3.9
         International Computers Limited*                     2.5           39.1             1.0
         Racal Electronics plc                                2.4           14.1            16.5
         -------------------------------------------- ------------  ------------  --------------


* On-line terminal kits are supplied by GTECH Corporation (the parent company of
GTECH UK Limited) to International Computers Limited and then sold by International
Computers Limited to Camelot Group plc.


pounds sterling ("ps")
22. Subsidiary undertakings

Camelot Group plc owns the entire share capital of the following dormant companies:

                                                                Country of          Proportion of equity
                                                             incorporation            share capital held
                                                             -------------          --------------------
         Camelot Lotteries Limited                                 England                          100%
         National Lottery Enterprises Limited                      England                          100%



These subsidiaries have share capital of ps3 in total. This amount represents Camelot's cost of investment in these subsidiaries. They are not material for the purpose of giving a true and fair view and have not been consolidated.

National Lottery Enterprises Limited was formerly known as Camelot
Lotteries (No 2) Limited.



Exhibit 23.1

Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form
S-8 No.33-88426) pertaining to the GTECH Holdings Corporation 1994 Stock Option
Plan and in the Registration Statement (Form S-3 No. 333-3602) and related
Prospectus of GTECH Holdings Corporation, of our report dated April 15, 1996 with respect to the consolidated financial statements and schedule of GTECH
Holdings Corporation included in the Annual Report (Form 10-K/A, Amendment No.2) for the fiscal year ended February 24, 1996.



Ernst & Young LLP

Providence, Rhode Island
June 25, 1996



Exhibit 23.2

Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration
Statement on Form S-8 (No.33-88426) pertaining to the GTECH Holdings Corporation
1994 Stock Option Plan and in the Registration Statement (Form S-3 No. 333-3602) and related Prospectus of GTECH Holdings Corporation of our report dated April
9, 1996 included in the Annual Report on Form 10-K/A, Amendment No.2 of GTECH
Holdings Corporation for the fiscal year ended February 24, 1996, with respect to the consolidated financial statements of Camelot Group PLC and subsidiaries as of February 3, 1996 and February 4, 1995 and for the year ended February 3, 1996 and for the period from April 1, 1994 through February 4, 1995.




Price Waterhouse

London, England
June 26, 1996



Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration
Statement on Form S-8 (No.33-88426) pertaining to the GTECH Holdings Corporation
1994 Stock Option Plan and in the Registration Statement (Form S-3 No. 333-3602) and related Prospectus of GTECH Holdings Corporation of our report dated March
29, 1995 included in the Annual Report on Form 10-K/A, Amendment No.2 of GTECH
Holdings Corporation for the fiscal year ended February 24, 1996, with respect to the financial statements of Racimec Informatica Brasileira S.A. as of February 28, 1995 and for the twelve months then ended.




Price Waterhouse
Auditores Independentes
CRC-SP-160-S-RJ

Michael Alan Hopkin
Partner
Contador CRC-SP-106.766-S-RJ

Rio de Janeiro
June 27, 1996

