Form 10-Q
period 1996-05-25
GTECH HOLDINGS CORP
filed 1996-07-09
CIK 857323

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 25, 1996



                         Commission file number 1-11250



                           GTECH Holdings Corporation
             (Exact name of registrant as specified in its charter)

                    Delaware                         05-0450121
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)           Identification Number)


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

Yes   X       No


At June 30, 1996 there were 43,054,212 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets

              Consolidated Income Statements

              Consolidated Statement of Shareholders' Equity

              Consolidated Statements of Cash Flows

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                   (Unaudited)
                                                                                      May 25,       February 24,
                                                                                       1996             1996
                                                                                   ------------     ------------
ASSETS                                                                                 (In thousands, except
                                                                                           share amounts)
CURRENT ASSETS
      Cash and cash equivalents ................................................   $      8,343    $      8,519
      Trade accounts receivable ................................................         77,355          73,755
      Inventories ..............................................................         47,055          43,669
      Deferred income taxes ....................................................         25,661          25,661
      Other current assets .....................................................         11,696          12,601
                                                                                   ------------    -------------
           TOTAL CURRENT ASSETS ................................................        170,110         164,205

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS ......................        930,771         887,194
Less: Accumulated Depreciation .................................................       (457,211)       (417,948)
                                                                                   -------------   -------------
                                                                                        473,560         469,246

PROPERTY, PLANT & EQUIPMENT ....................................................         70,175          67,707
Less: Accumulated Depreciation .................................................        (36,579)        (34,299)
                                                                                   ------------    -------------
                                                                                         33,596          33,408

GOODWILL, net ..................................................................        113,847         114,843

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES .......................         53,206          49,068

OTHER ASSETS ...................................................................         27,755          28,610
                                                                                   ------------    -------------
                                                                                   $    872,074    $    859,380
                                                                                   ============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term borrowings ....................................................   $        468    $        951
      Accounts payable .........................................................         40,143          46,343
      Accrued expenses .........................................................         53,071          54,465
      Advance payments from customers ..........................................         11,146          12,110
      Employee compensation ....................................................         17,267          24,929
      Income taxes payable .....................................................         19,764            --
      Current portion of long-term debt ........................................          4,021           3,993
                                                                                   ------------    -------------
           TOTAL CURRENT LIABILITIES                                                    145,880         142,791

LONG-TERM DEBT, less current portion ...........................................        375,014         382,930

OTHER LIABILITIES ..............................................................         29,579          30,264

DEFERRED INCOME TAXES ..........................................................          6,670           6,670

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.01 per share--20,000,000 shares authorized,
         none issued ......... ......... .......................................           --              --
      Common Stock, par value $.01 per share--150,000,000 shares authorized,
         43,771,893 and 43,739,520 shares issued at May 25, 1996 and February
         24, 1996, respectively; 43,054,212 and 43,021,839 shares
         outstanding at May 25, 1996 and February 24, 1996, respectively .......            438             437
      Additional paid-in capital ...............................................        168,370         167,758
      Equity carryover basis adjustment ........................................         (7,008)         (7,008)
      Translation adjustment ...................................................         (1,073)           (463)
      Retained earnings ........................................................        169,141         150,938
                                                                                   ------------    -------------
                                                                                        329,868         311,662
      Less cost of 717,681 shares in treasury ..................................        (14,937)        (14,937)
                                                                                   -------------   -------------
                                                                                        314,931         296,725
                                                                                   -------------   -------------
                                                                                   $    872,074    $    859,380
                                                                                   =============   =============

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                          (Unaudited)
                                                                                          Three Months
                                                                                             Ended
                                                                                  ----------------------------
                                                                                     May 25,         May 27,
                                                                                      1996            1995
                                                                                  ------------    ------------
                                                                                     (Dollars in thousands,
                                                                                    except per share amounts)
 Revenues:
      Services .................................................................  $    194,986    $    165,327
      Sales of products ........................................................        16,187          14,102
                                                                                  ------------    ------------
                                                                                       211,173         179,429
Costs and expenses:
      Costs of services ........................................................       131,715         102,777
      Costs of sales ...........................................................         9,154          10,304
                                                                                  ------------    ------------
                                                                                       140,869         113,081
                                                                                  ------------    ------------

Gross profit ...................................................................        70,304          66,348

Selling, general and administrative ............................................        29,952          25,595
Research and development .......................................................         6,630           7,531
                                                                                  ------------    ------------

Operating income ...............................................................        33,722          33,222

Other income (expenses):
      Interest income ..........................................................           550           2,061
      Equity in earnings of unconsolidated affiliates ..........................         3,217           2,272
      Other income .............................................................            46             164
      Interest expense .........................................................        (6,151)         (6,150)
                                                                                  ------------    ------------

Income before income taxes .....................................................        31,384          31,569

Income taxes ...................................................................       (13,181)        (13,259)
                                                                                  ------------    ------------

Net income .....................................................................  $     18,203    $     18,310
                                                                                  ============    ============

Earnings per common share: .....................................................  $        .42    $        .42
                                                                                  ============    ============

Weighted average common shares outstanding .....................................    43,086,000      43,321,000
                                                                                  ============    ============


See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES





                                          Common Stock        Additional
                                    ----------------------      Paid-in                   Retained     Treasury
                                        Shares      Amount      Capital        Other      Earnings       Stock         Total
                                    ----------   ----------   ----------    ----------   ----------    ----------   ----------
                                                                (Dollars in thousands)

Balance at February 24, 1996 ....   43,739,520   $      437   $  167,758   $   (7,471)   $  150,938   $  (14,937)   $  296,725

Common stock issued under
     stock award plans ..........       32,373            1          612         --            --           --             613
Net income ......................         --           --           --           --          18,203         --          18,203
Foreign currency translation ....         --           --           --           (610)         --           --            (610)

                                    ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance at May 25, 1996 .........   43,771,893   $      438   $  168,370   $   (8,081)   $  169,141   $  (14,937)   $  314,931
                                    ==========   ==========   ==========   ==========    ==========   ==========    ==========




See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                       (Unaudited)
                                                                                   Three Months Ended
                                                                                  ---------------------
                                                                                   May 25,      May 27,
                                                                                     1996        1995
                                                                                   --------    --------
                                                                                  (Dollars in thousands)
OPERATING ACTIVITIES
Net income .....................................................................   $ 18,203    $ 18,310
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization ............................................     39,553      29,939
      Equity in earnings of unconsolidated affiliates ..........................     (3,217)     (2,272)
      Other ....................................................................        669       1,481
      Changes in operating assets and liabilities:
         Trade accounts receivable .............................................     (3,600)      5,908
         Inventories ...........................................................     (3,386)       (916)
         Other assets and liabilities ..........................................      4,565         441
         Other assets and liabilities of discontinued operations ...............       --            20
                                                                                   --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................     52,787      52,911

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts .........    (40,843)    (29,067)
Purchases of property plant and equipment ......................................     (2,714)     (1,787)
Investments in and advances to affiliates ......................................     (1,385)    (12,190)
                                                                                   --------    --------
NET CASH USED FOR INVESTING ACTIVITIES .........................................    (44,942)    (43,044)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt .......................................       --         3,343
Principal payments on long-term debt ...........................................     (8,496)     (3,866)
Other ..........................................................................        349         (28)
                                                                                   --------    --------
NET CASH USED IN FINANCING ACTIVITIES ..........................................     (8,147)       (551)

Effect of exchange rate changes on cash ........................................        126      (2,187)
                                                                                   --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................       (176)      7,129

Cash and cash equivalents at beginning of period ...............................      8,519       3,432
                                                                                   --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $  8,343    $ 10,561
                                                                                   ========    ========


See notes to consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 25, 1996 are not necessarily indicative of the results that may be expected for the full 1997 fiscal year ending February 22, 1997. The balance sheet at February 24, 1996 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1996 Annual Report on Form 10-K.


NOTE B--INVENTORIES
                                               May 25,      February 24,
                                                1996            1996
                                             ----------      ----------
                                               (Dollars in thousands)
Inventories consist of:
       Purchased components                  $    16,722     $   20,341
       Finished subassemblies                      5,395          3,526
       Work-in-process                            14,429         17,936
       Finished goods                             10,509          1,866
                                             -----------     ----------
                                             $    47,055     $   43,669
                                             ===========     ==========


NOTE C--LONG-TERM DEBT
                                               May 25,       February 24,
                                                1996            1996
                                             -----------     ----------
                                               (Dollars in thousands)
Long-term debt consists of:
       Revolving credit facility             $   364,000     $  366,500
       Other                                      15,035         20,423
                                             -----------     ----------
                                                 379,035        386,923
       Less current maturities                     4,021          3,993
                                             -----------     ----------
                                             $   375,014     $  382,930
                                             ===========     ==========


The Company has an unsecured revolving credit facility of $500 million expiring on September 15, 1999 (the "Credit Facility"). At May 25, 1996, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.79%. On May 29, 1996, the Company amended its Credit Facility to provide for lower interest rates and less restrictive loan covenants.


NOTE D--INCOME TAXES

The Company's effective income tax rate was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.


NOTE--E COMMITMENTS AND CONTINGENCIES

See Legal Proceedings in Part II Item 1 herein.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized on-line lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from service contracts, which are typically of at least five years' duration, and are generally based upon a percentage of a lottery's gross on-line lottery sales, which typically falls within a range of 1.5% to 5.0%. Product sales revenues have been derived primarily from the installation of new on-line lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sales revenues from period to period.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company also, from time to time, are challenged by competitors. Further, there have been and continue to be investigations of various types, including federal grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations are still underway and are conducted largely in secret. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. See "Legal Proceedings" in Part II, Item 1 herein and in Item 3 of the Company's fiscal 1996 annual report on Form 10-K and see Note H to the Consolidated Financial Statements in the Company's fiscal 1996 annual report on Form 10-K for further information concerning these matters and other contingencies.

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. See Item 1 "Business" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's fiscal 1996 Form 10-K.


Results of Operations

Revenues for the first quarter of fiscal 1997 were $211.2 million, representing a $31.8 million, or 17.7%, increase over revenues of $179.4 million in the first quarter of fiscal 1996.

Service revenues in the first quarter of fiscal 1997 were $195 million, representing a $29.7 million, or 17.9%, increase over the $165.3 million of service revenues in the first quarter of fiscal 1996. The increase in service revenues resulted primarily from $13.7 million of service revenues from Racimec (the Company's subsidiary in Brazil), higher revenues of $10.7 million from the Company's existing customer base, $5 million of service revenues from Transactive (the Company's electronic benefits delivery subsidiary) and $.3 million of service revenues from new on-line lottery systems operated by the Company that commenced operations since the first quarter of fiscal 1996. The results of Racimec for the first quarter of fiscal 1996 were included on the equity method of accounting, while its results for the first quarter of fiscal 1997 have been consolidated.

Product sales in the first quarter of fiscal 1997 were $16.2 million, representing a $2.1 million, or 14.8%, increase from the $14.1 million of product sales in the first quarter of fiscal 1996. The increase in product sales resulted primarily from the sale of one new central system and one new instant ticket validation system in the first quarter of fiscal 1997 as compared with no such sales in the first quarter of fiscal 1996. In addition, the Company had higher lottery terminal sales in the first quarter of fiscal 1997 than the first quarter of fiscal 1996. These increases were partially offset by lower sales of component parts and equipment in connection with the United Kingdom operations. The Company sold approximately 1,100 lottery terminals during the first quarter of fiscal 1997, as compared to approximately 700 lottery terminals during the first quarter of fiscal 1996.

Gross margins on service revenues decreased to 32.4% in the first quarter of fiscal 1997 from 37.8% in the first quarter of fiscal 1996 due principally to operating losses incurred at Racimec during the first quarter of fiscal 1997 relating to the start-up of new on-line state lottery networks that began operations during fiscal 1996. In addition, the Company incurred higher service costs, particularly in Europe, by adding additional resources to improve customer satisfaction and to better position the Company to support expected new business opportunities. There was no significant jackpot activity in the first quarter of fiscal 1997 as compared to a relatively high level of jackpot activity in the first quarter of fiscal 1996. The high service margins experienced during the first quarter of fiscal 1996 from jackpot activity were substantially replaced with margins earned from expanded services and new lottery games (such as keno) introduced during fiscal 1996.

In line with management's expectations, Racimec and Transactive incurred operating losses in the quarter due to the start-up nature of these businesses. A revenue enhancement and cost reduction plan for Racimec was implemented during the fourth quarter of fiscal 1996, and management continues to expect that Racimec's pre-tax operating results for fiscal 1997 will substantially improve over fiscal 1996. During the second half of fiscal 1996, the Company implemented a plan for Transactive to enhance its existing revenue streams, reduce operating costs, leverage its infrastructure within existing states with new applications and win business with new states. The Company has confidence in this plan and continues to monitor its progress carefully. In addition, the Company may consider alternatives to increase the value of Transactive, including joint venturing with another entity. However, there can be no assurance that these efforts will be successful, and if they are not successful, the Company may be required to recognize a loss on a portion of its investment in these businesses.

Gross margins on product sales fluctuate depending primarily on the mix and timing of product sales contracts. Gross margins on product sales increased to 43.4% in the first quarter of fiscal 1997 from 26.9% in the first quarter of fiscal 1996 due primarily to higher margins from central system and instant ticket validation system sales, along with higher margins on terminal sales.

Selling, general and administrative expenses in the first quarter of fiscal 1997 were $30 million, representing a $4.4 million, or 17%, increase from the $25.6 million incurred in the first quarter of fiscal 1996. This increase was primarily attributable to higher administrative costs that were necessary to support expanded operations (including two of the Company's newly formed ventures, Dreamport and WorldServ) and increased sales and marketing activity. As a percentage of revenues, selling, general and administrative expenses were 14.2% and 14.3% during the first quarter of fiscal 1997 and 1996, respectively.

Research and development expenses in the first quarter of fiscal 1997 were $6.6 million, representing a $.9 million, or 12%, decrease from research and development expenses of $7.5 million in the first quarter of fiscal 1996. The decrease in expenses reflects a higher level of software engineering cost capitalized for new on-line lottery system projects. As a percentage of revenues, research and development expenses were 3.1% and 4.2% during the first quarter of fiscal 1997 and 1996, respectively.

Interest income in the first quarter of fiscal 1997 was $.6 million, a decrease of $1.5 million over interest income of $2.1 million earned during the first quarter of fiscal 1996. The Company earned approximately $1.4 million of interest income on loans to Racimec during the first quarter of fiscal 1996.

Equity in earnings of unconsolidated affiliates in the first quarter of fiscal 1997 was $3.2 million, an increase of $.9 million over the $2.3 million earned during the first quarter of fiscal 1996. The increase was due primarily to the consolidation of Racimec and the resulting absence of equity losses from Racimec for the first quarter of fiscal 1997, partially offset by lower equity income from the United Kingdom operations.

The Company's effective income tax rate of 42% for both the first quarter of fiscal 1997 and first quarter of fiscal 1996 was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

In May 1996, the Company and the Texas lottery authority extended the term of their agreement for five years (from September 1, 1997 through August 2002) and amended it to provide for the Company to furnish the Texas lottery authority with a new central system, additional terminals and other lottery equipment and services. The amendment also annually reduces over its five-year term the percentage rate of the Texas lottery's revenues which the Company is to receive as compensation under its agreement with the Texas lottery authority. However, the Company believes that the effect of the reduction in the percentage rate will be more than offset by the addition of more terminals along with anticipated new games, but there can be no assurance that this will be the case.

As previously announced, on June 24, 1996 the California Supreme Court, in the case of Western Telcon, Inc. et. al. v. California State Lottery, decided that the California State Lottery's keno game is not a lottery game and therefore is not authorized by California lottery law. The Supreme Court reversed the trial court and appellate court decisions and found keno to be a banked game rather than a lottery because it provides for a fixed prize which is not dependent upon the size of the prize pool. Consequently, the California State Lottery suspended operation of the keno game on June 24, 1996. The Company has formulated, and is discussing with the California State Lottery, a plan to modify the keno game and, on the basis of such discussions, does not believe that the interruption of the keno game will have a material adverse effect on the Company's fiscal 1997 operating results.

In August 1995, the suit Donald J. Trump v. Jeffrey S. Perlee et. al. was filed in the New York County Supreme Court against the New York State Lottery seeking declaratory and injunctive relief to prohibit the Lottery's Quick-Draw Game. Recently, the New York Supreme Court Appellate Division affirmed the trial court's denial of Mr. Trump's motion for a preliminary injunction in this case.


Changes in Financial Position, Liquidity and Capital Resources

During the first quarter of fiscal 1997, the Company generated $52.8 million of cash from operations. This cash was used primarily to fund the purchase of $40.8 million of systems, equipment and other assets relating to contracts, the purchase of $2.7 million of property, plant and equipment and the repayment of $8.5 million of long-term debt.

The cost of systems, equipment and other assets relating to contracts increased by $43.6 million from $887.2 million at February 24, 1996 to $930.8 million at May 25, 1996. This increase reflects the continuing installation of new lottery networks in the States of Washington and Missouri and the expansion of lottery systems in several domestic and international locations.

Trade accounts receivable increased by $3.6 million from $73.8 million at February 24, 1996 to $77.4 million at May 25, 1996, due primarily to the increase in product sales in the first quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996.

Inventories increased by $3.4 million from $43.7 million at February 24, 1996 to $47.1 million at May 25, 1996, in anticipation of the award of a new contract with the State of New Jersey. The Company on relatively infrequent occasions, begins to manufacture terminals prior to the actual award of a contract in order to enable the Company to perform promptly under the contract in the event it is awarded to the Company. In this instance, should the Company not be awarded the contract, it is expected that the terminals manufactured would be used in connection with other contracts.

Accounts payable decreased by $6.2 million from $46.3 million at February 24, 1996 to $40.1 million at May 25, 1996, due primarily to timing of payments.

Accrued employee compensation decreased by $7.6 million from $24.9 million at February 24, 1996 to $17.3 million at May 25, 1996, due primarily to the payment of fiscal 1996 management bonuses.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for lottery and government services contracts required during fiscal 1997 will be lower than that expended in fiscal 1996. The Company currently anticipates that capital expenditures for property, plant and equipment in fiscal 1997 will approximate the fiscal 1996 levels. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's $500 million Credit Facility. On June 25, 1996 there was approximately $359 million of borrowing outstanding and an additional $141 million available for borrowing under the Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together, if necessary, with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth. However, the Company is currently reviewing its debt structure and is considering refunding and/or increasing its debt capacity.

Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

The Company uses various interest rate hedging instruments to reduce the risk associated with future increases in interest rates on its floating rate long-term debt. On November 8, 1994, the Company entered into two interest rate corridors with an aggregate notional amount of $165.0 million that provide interest rate protection to November 8, 1996. The corridors effectively entitle the Company to receive payments from the financial institutions that are counterparties to the corridors should the three-month London Interbank Offered Rates ("LIBOR") be between 6.75% and 8.75%. Should LIBOR exceed 8.75%, the Company will receive a payment up to the 8.75% ceiling but not above. At May 25, 1996, LIBOR was approximately 5.5%.

On January 24, 1996, the Company entered into three interest rate swaps with an aggregate notional amount of $125.0 million that provide interest rate protection over the period January 26, 1996 to April 28, 1997. The swaps effectively entitle the Company to receive payments from the financial institutions that are counterparties to the swaps should LIBOR exceed approximately 5.05%.

The Company attempts to manage its foreign exchange risk by securing payment from its customers in U.S. dollars, by sharing risk with its customers, by utilizing foreign currency borrowings, by leading and lagging receipts and payments and by entering into forward foreign exchange contracts. In addition, a significant portion of the costs attributable to the Company's foreign currency revenues are incurred in the local currencies.

The Company, from time to time, enters into foreign currency exchange contracts to hedge certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating income. The Company does not engage in currency speculation. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge anticipated revenue streams and certain assets and liabilities are marked to market, and the resulting transaction gain or loss is included in the determination of net income. As of May 25, 1996, the Company had approximately $15.8 million of forward foreign exchange contracts, primarily denominated in Deutschemarks, Irish pounds and British pounds.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

As previously publicly reported, in October 1994, it was announced by the U.S. Attorney's Offices for the Western District of Kentucky and for the District of New Jersey that separate indictments had been returned by federal grand juries in those jurisdictions against J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and several other individuals who served as consultants or suppliers to the Company. The indictments alleged essentially that, unbeknownst to the Company, Mr. Smith received kickbacks from the consultants and suppliers, which charges, if true, make the Company a victim. The indictments do not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's Kentucky or New Jersey lottery operations. On January 9, 1995 the trial of Mr. Smith commenced in Kentucky and on January 12, 1995, the U.S. District Court for the Western District of Kentucky granted the defendant's motion for judgment of acquittal and dismissed all charges against Mr. Smith and the other defendant, a GTECH supplier, at the conclusion of the Government's case. The Company understands that the New Jersey trial of Mr. Smith is scheduled to commence in September 1996. The Company has cooperated and continues to cooperate with the U.S. Attorney's Office by providing documents in response to subpoenas issued to it.

On March 8, 1996, Automated Wagering International, Inc. ("AWI") filed an administrative protest of the intended award of the New Jersey lottery contract to the Company. AWI alleged that: (i) there are questions regarding the Company's integrity which will impair public confidence in the lottery and (ii) the Company's proposal materially deviated from the requirements of the request for proposals and, therefore, the Company's bid should be rejected. On May 31, 1996, the hearing officer issued his Findings and Decision respecting this administrative protest to the Director of the New Jersey Department of Treasury Division of Purchase and Property, finding, in essence, no merit to AWI's protest. By letter dated June 14, 1996, the Director advised the Company of her award of the contract to the Company. On June 17, 1996, AWI requested that the Director stay the signing and implementation of the contract to afford AWI the opportunity to consider an appeal of the award, and the Director granted a temporary stay through June 21, 1996. On June 21, 1996, the Director lifted the stay and made final award of the contract to the Company.

At the end of May 1994, several shareholder class action lawsuits were brought against the Company and various of its executive officers (Messrs. Snowden, Markowicz and Breakstone) in the U.S. District Court of Rhode Island relating to the Company's May 25, 1994 announcement that earnings for its 1995 fiscal year could be at or below fiscal 1994 levels. On September 23, 1994, the plaintiffs in these actions filed an Amended Consolidated Class Action Complaint which generally alleged that the defendants violated federal securities laws in disseminating materially false and misleading statements about the Company's prospects and failing to disclose on a timely basis the fact that fiscal 1995 earnings were expected to be less than allegedly anticipated by the public. The complaint sought to recover monetary damages from the Company and the individual defendants. This complaint was eventually dismissed for failing sufficiently to state a meritorious claim; and on May 23, 1995, the plaintiffs filed a Second Consolidated Amended Class Action Complaint making essentially similar allegations. On June 9, 1995, the Company announced that, in order to avoid the costs and disruptions of further proceedings, it had reached a settlement of this lawsuit. Under the terms of the settlement, the Company and its insurer have agreed to pay an aggregate of $1,250,000 in full settlement of all claims against the Company and the other defendants. On June 21, 1996, the Federal District Court of Rhode Island approved the terms of the settlement.

For information respecting other legal proceedings, refer to Items 1 and 3 of, and Note H of Notes to Consolidated Financial Statements included in, the Company's fiscal 1996 Annual Report on Form 10-K and to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.




Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits - The exhibits to this report are as follows:

               4. Amendment No. 1 to Credit Agreement dated May 29, 1996

              10. Amendment to the Contract for the Texas Lottery Operator
                  for the State of Texas dated June 1, 1994

              11. Computations of Earnings per Share

              27. Financial Data Schedule

        (b) The Company did not file any reports on Form 8-K during the quarter to which this report relates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 9, 1996.


                      GTECH HOLDINGS CORPORATION



                      By  /s/  Thomas J. Sauser
                      ----------------------------------------------------
                      Thomas J. Sauser, Senior Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)


                      By  /s/  Robert J. Plourde
                      ----------------------------------------------------
                      Robert J. Plourde, Vice President and Corporate Controller (Principal Accounting Officer)