Form 10-Q
period 1996-08-24
GTECH HOLDINGS CORP
filed 1996-10-08
CIK 857323

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 24, 1996



                         Commission file number 1-11250



                           GTECH Holdings Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   05-0450121
-------------------------------                 ---------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)


             55 Technology Way, West Greenwich, Rhode Island 02817
             -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)


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

Yes   X       No



At September 30, 1996 there were 43,070,770 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
                                                                        Page
PART I.  FINANCIAL INFORMATION                                         Number

Item 1.       Financial Statements

              Consolidated Balance Sheets                                 3

              Consolidated Income Statements                             4-5

              Consolidated Statement of Shareholders' Equity              6

              Consolidated Statements of Cash Flows                       7

              Notes to Consolidated Financial Statements                  8

Item 2.       Management's Discussion and Analysis of Financial          9-12
              Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                          13

Item 6.       Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                               15

EXHIBITS                                                                16-17

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                (Unaudited)
                                                                                 August 24,   February 24,
                                                                                    1996          1996
                                                                                ------------  ------------
ASSETS                                                                            (In thousands, except
                                                                                      share amounts)
CURRENT ASSETS
      Cash and cash equivalents ..............................................  $      1,904  $      8,519
      Trade accounts receivable ..............................................        95,467        73,755
      Inventories ............................................................        34,157        43,669
      Deferred income taxes ..................................................        25,661        25,661
      Other current assets ...................................................        10,936        12,601
                                                                                ------------  ------------
            TOTAL CURRENT ASSETS .............................................       168,125       164,205

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS ....................       996,873       887,194
Less: Accumulated Depreciation ...............................................      (495,505)     (417,948)
                                                                                ------------  ------------
                                                                                     501,368       469,246

PROPERTY, PLANT & EQUIPMENT ..................................................        74,440        67,707
Less: Accumulated Depreciation ...............................................       (39,080)      (34,299)
                                                                                ------------  ------------
                                                                                      35,360        33,408

GOODWILL, net ................................................................       112,850       114,843

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES .....................        58,053        49,068

OTHER ASSETS .................................................................        25,405        28,610
                                                                                ------------  ------------
                                                                                $    901,161  $    859,380
                                                                                ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term borrowings .................................................   $      1,428  $        951
      Accounts payable ......................................................         34,332        46,343
      Accrued expenses ......................................................         55,643        54,465
      Advance payments from customers .......................................         15,359        12,110
      Employee compensation .................................................         18,632        24,929
      Income taxes payable ..................................................         21,139          --
      Current portion of long-term debt .....................................          3,992         3,993
                                                                                ------------  ------------
            TOTAL CURRENT LIABILITIES .......................................        150,525       142,791

LONG-TERM DEBT, less current portion ........................................        383,437       382,930

OTHER LIABILITIES ...........................................................         27,843        30,264

DEFERRED INCOME TAXES .......................................................          6,670         6,670

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.01 per share--20,000,000 shares authorized,
         none issued ........................................................           --            --
      Common Stock, par value $.01 per share--150,000,000 shares authorized,
         43,786,076 and 43,739,520 shares issued, 43,068,395 and
         43,021,839 shares outstanding at August 24, 1996 and
         February 24, 1996, respectively ....................................            438           437
      Additional paid-in capital ............................................        168,615       167,758
      Equity carryover basis adjustment .....................................         (7,008)       (7,008)
      Translation adjustment ................................................         (1,064)         (463)
      Retained earnings .....................................................        186,642       150,938
                                                                                ------------  ------------
                                                                                     347,623       311,662
      Less cost of 717,681 shares in treasury ...............................        (14,937)      (14,937)
                                                                                ------------  ------------
                                                                                     332,686       296,725
                                                                                ------------  ------------
                                                                                $    901,161  $    859,380
                                                                                ============  ============

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                       (Unaudited)
                                                                                    Three Months Ended
                                                                                --------------------------
                                                                                 August 24,    August 25,
                                                                                    1996          1995
                                                                                ------------  ------------
                                                                                   (In thousands, except
                                                                                     per share amounts)
Revenues:
      Services ..............................................................   $    191,812  $    167,112
      Sales of products .....................................................         23,141        17,815
                                                                                ------------  ------------
                                                                                     214,953       184,927
Costs and expenses:
      Costs of services .....................................................        133,947       105,738
      Costs of sales ........................................................         14,537        13,046
                                                                                ------------  ------------
                                                                                     148,484       118,784
                                                                                ------------  ------------

Gross profit ................................................................         66,469        66,143

Selling, general and administrative .........................................         30,674        27,393
Research and development ....................................................          8,544         8,732
                                                                                ------------  ------------

Operating income ............................................................         27,251        30,018

Other income (expenses):
      Interest income .......................................................            899         2,490
      Equity in earnings of unconsolidated affiliates .......................          3,374         1,107
      Other income ..........................................................          2,421           206
      Interest expense ......................................................         (3,772)       (5,379)
                                                                                ------------  ------------

Income before income taxes ..................................................         30,173        28,442

Income taxes ................................................................        (12,672)      (11,946)
                                                                                ------------  ------------

Net income ..................................................................   $     17,501  $     16,496
                                                                                ============  ============

Earnings per common share ...................................................   $        .41  $        .38
                                                                                ============  ============

Weighted average common shares outstanding ..................................         43,087        43,320
                                                                                ============  ============


See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                       (Unaudited)
                                                                                     Six Months Ended
                                                                                -------------------------
                                                                                 August 24,    August 25,
                                                                                    1996          1995
                                                                                ------------  ------------
                                                                                   (In thousands, except
                                                                                     per share amounts)
Revenues:
      Services ..............................................................   $    386,798  $    332,439
      Sales of products .....................................................         39,328        31,917
                                                                                ------------  ------------
                                                                                     426,126       364,356
Costs and expenses:
      Costs of services .....................................................        265,662       208,515
      Costs of sales ........................................................         23,691        23,350
                                                                                ------------  ------------
                                                                                     289,353       231,865
                                                                                ------------  ------------

Gross profit ................................................................        136,773       132,491

Selling, general and administrative .........................................         60,626        52,988
Research and development ....................................................         15,174        16,263
                                                                                ------------  ------------

Operating income ............................................................         60,973        63,240

Other income (expenses):
      Interest income .......................................................          1,449         4,551
      Equity in earnings of unconsolidated affiliates .......................          6,591         3,379
      Other income ..........................................................          2,467           370
      Interest expense ......................................................         (9,923)      (11,529)
                                                                                ------------  ------------

Income before income taxes ..................................................         61,557        60,011

Income taxes ................................................................        (25,853)      (25,205)
                                                                                ------------  ------------

Net income ..................................................................   $     35,704  $     34,806
                                                                                ============  ============

Earnings per common share ...................................................   $        .83  $        .80
                                                                                ============  ============

Weighted average common shares outstanding ..................................         43,087        43,320
                                                                                ============  ============


See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES




                                      Common Stock          Additional
                                   ----------------------     Paid-in                Retained    Treasury
                                     Shares       Amount      Capital      Other     Earnings     Stock         Total
                                   ----------   ---------   ----------   --------   ----------  ----------   ----------
                                                                 (Dollars in thousands)

Balance at February 24, 1996 ....  43,739,520   $     437   $  167,758   $ (7,471)  $  150,938   $ (14,937)  $  296,725

Common stock issued under
     stock award plans ..........      46,556           1          857       --          --           --            858
Net income ......................        --          --           --         --         35,704        --         35,704
Foreign currency translation ....        --          --           --         (601)       --           --           (601)
                                   ----------   ---------   ----------   --------   ----------   ---------   ----------
Balance at August 24, 1996 ......  43,786,076   $     438   $  168,615   $ (8,072)  $  186,642   $ (14,937)  $  332,686
                                   ==========   =========   ==========   ========   ==========   =========   ==========




See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                        (Unaudited)
                                                                                     Six Months Ended
                                                                                --------------------------
                                                                                 August 24,    August 25,
                                                                                    1996          1995
                                                                                ------------  ------------
                                                                                      (In thousands)
OPERATING ACTIVITIES
Net income ..................................................................   $     35,704   $    34,806
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization .........................................         80,376        60,109
      Equity in earnings of unconsolidated affiliates .......................         (6,591)       (3,379)
      Other .................................................................            422           851
      Changes in operating assets and liabilities:
         Trade accounts receivable ..........................................        (21,712)        9,634
         Inventories ........................................................          9,512        (1,188)
         Other assets and liabilities .......................................          8,923        (5,824)
         Other assets and liabilities of discontinued operations ............           --             713
                                                                                ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................        106,634        95,722

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts ......       (106,325)      (59,064)
Purchases of property, plant and equipment ..................................         (7,064)       (3,965)
Investments in and advances to affiliates ...................................           (282)      (26,366)
                                                                                ------------  ------------
NET CASH USED FOR INVESTING ACTIVITIES ......................................       (113,671)      (89,395)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ....................................          2,965         3,036
Principal payments on long-term debt ........................................         (1,982)       (5,747)
Other .......................................................................            211        (1,028)
                                                                                ------------  ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ........................          1,194        (3,739)

Effect of exchange rate changes on cash .....................................           (772)         (459)
                                                                                ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................         (6,615)        2,129

Cash and cash equivalents at beginning of period ............................          8,519         3,432
                                                                                ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $      1,904  $      5,561
                                                                                ============  ============


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 24, 1996 are not necessarily indicative of the results that may be expected for the full 1997 fiscal year ending February 22, 1997. The balance sheet at February 24, 1996 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1996 Annual Report on Form 10-K.


NOTE B--INVENTORIES
                                                      August 24,   February 24,
                                                         1996          1996
                                                     ------------  ------------
                                                           (In thousands)
Inventories consist of:
       Purchased components ........................ $     11,233  $     20,341
       Finished subassemblies ......................        1,922         3,526
       Work-in-process .............................       18,686        17,936
       Finished goods ..............................        2,316         1,866
                                                     ------------  ------------
                                                     $     34,157  $     43,669
                                                     ============  ============


NOTE C--LONG-TERM DEBT
                                                      August 24,   February 24,
                                                         1996          1996
                                                     ------------  ------------
                                                           (In thousands)
Long-term debt consists of:
       Revolving credit facility ................... $    368,000  $    366,500
       Other .......................................       19,429        20,423
                                                     ------------  ------------
                                                          387,429       386,923
       Less current maturities .....................        3,992         3,993
                                                     ------------  ------------
                                                     $    383,437  $    382,930
                                                     ============  ============


The Company has an unsecured revolving credit facility of $500 million expiring on September 15, 1999 (the "Credit Facility"). On May 29, 1996, the Company amended its Credit Facility to provide for lower interest rates and less restrictive loan covenants. At August 24, 1996, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.73%.


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

The Company also has taken steps to broaden its product lines outside of its core business of providing on-line lottery services. The Company's Transactive subsidiary ("Transactive") currently provides benefits delivery systems and services on behalf of government authorities. The Company's Dreamport subsidiary ("Dreamport") pursues gaming opportunities other than on-line lottery. The Company's WorldServ subsidiary ("WorldServ") provides network communications services to private sector clientele.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company also, from time to time, are challenged by competitors. Further, there have been and continue to be investigations of various types, including federal grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations are still underway and are conducted largely in secret. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. See "Legal Proceedings" in Part II, Item 1 herein and in Item 3 of the Company's fiscal 1996 annual report on Form 10-K and see Note H to the Consolidated Financial Statements in the Company's fiscal 1996 Form 10-K for further information concerning these matters and other contingencies.

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. See Item 1 - "Business" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's fiscal 1996 Form 10-K.


Results of Operations

Revenues for the second quarter of fiscal 1997 were $215.0 million, representing a $30.1 million, or 16.2%, increase over revenues of $184.9 million in the second quarter of fiscal 1996.

Service revenues in the fiscal 1997 second quarter were $191.8 million, representing a $24.7 million, or 14.8%, increase over the $167.1 million of service revenues in the second quarter of fiscal 1996. This increase resulted primarily from $13.6 million of service revenues from Racimec (the Company's subsidiary in Brazil), higher revenues of $6.6 million from the Company's existing customer base, $3.5 million of service revenues from Transactive and $1.0 million of service revenues from new on-line lottery systems operated by the Company that commenced operations since the second quarter of fiscal 1996. The results of Racimec for the second quarter of fiscal 1996 were included on the equity method of accounting, while its results for the fiscal 1997 second quarter have been consolidated.

Product sales in the second quarter of fiscal 1997 were $23.2 million, representing a $5.4 million, or 29.9%, increase over the $17.8 million of product sales in the second quarter of fiscal 1996. This increase resulted primarily from higher lottery terminal sales in the second quarter of fiscal 1997 than the second quarter of fiscal 1996. The Company sold approximately 1,900 lottery terminals during the fiscal 1997 second quarter, as compared to approximately 300 lottery terminals during the second quarter of fiscal 1996.

Revenues for the first six months of fiscal 1997 were $426.1 million, representing a $61.7 million, or 17.0%, increase over revenues of $364.4 million in the first six months of fiscal 1996.

Service revenues for the first six months of fiscal 1997 were $386.8 million, representing an increase of $54.4 million, or 16.4%, over the $332.4 million of service revenues in the first six months of fiscal 1996. This increase resulted primarily from $27.3 million of service revenues from Racimec, higher revenues of $17.5 million from the Company's existing customer base, $8.6 million of service revenues from Transactive and $1.0 million of service revenues from new on-line lottery systems operated by the Company that commenced operations since the second quarter of fiscal 1996.

Product sales in the first six months of fiscal 1997 were $39.3 million, representing an increase of $7.4 million, or 23.2%, over the $31.9 million of product sales in the first six months of fiscal 1996. This increase resulted primarily from higher lottery terminal sales in the first six months of fiscal 1997 than in the comparable period of fiscal 1996, along with the sale of one new central system in the first six months of fiscal 1997. No new central systems were sold in the first six months of fiscal 1996. These increases were partially offset by lower sales of component parts and equipment ("OEM equipment")in connection with the United Kingdom operations. The Company sold approximately 3,000 lottery terminals during the first six months of fiscal 1997, as compared to approximately 1,000 lottery terminals during the first six months of fiscal 1996.

Gross margins on service revenues decreased to 30.2% in the fiscal 1997 second quarter from 36.7% in the second quarter of fiscal 1996 and decreased to 31.3% in the first six months of fiscal 1997 from 37.3% in the first six months of fiscal 1996. These lower margins were due primarily to a small operating loss in the first half of fiscal 1997 at Racimec relating to the start-up nature of the on-line lotteries serviced by Racimec, the lack of significant large jackpot activity in any of the Company's lottery jurisdictions in both the quarter and six month periods and higher service costs relating to the Company's strategic decision to increase operations support in the field as part of its ongoing program to increase customer service and satisfaction. In addition, the Company experienced a reduction in service revenues as a result of the previously announced California Supreme Court decision in Western Telcon, Inc. et. al. v. California State Lottery. In that case, the California Supreme Court unexpectedly reversed the trial court and appellate court decisions and found the California keno game to be a banked game rather than a lottery because it provides for a fixed prize that is not dependent upon the size of the prize pool. Accordingly, the Court concluded that the keno game was not authorized by the California lottery law, and the California State Lottery suspended operation of the keno game on June 24, 1996. On September 27, 1996, the Company announced the launch of a parimutuel monitor game designed by the Company and the California State Lottery as a replacement for the suspended game. Although the new game, like keno, features frequent drawings, its payouts are based upon a prize pool determined by sales rather than by predetermined or fixed amounts. See Part II, Item 1 - "Legal Proceedings," herein.

In line with management's expectations, Racimec incurred a small operating loss during the first six months of fiscal 1997 due to the start-up nature of this business. This represents a substantial improvement over results for the first six months of fiscal 1996 and reflects the revenue enhancement and cost reduction plan implemented by the Company during the fourth quarter of fiscal 1996.

Also in line with management's expectations, Transactive continued to incur operating losses during the first six months of fiscal 1997, although at a lower rate than in the corresponding period of fiscal 1996. The Company expects this trend to continue during the remainder of fiscal 1997. The reduction in operating losses reflects the Company's plan, implemented during the second half of fiscal 1996, that, among other things, focused on reductions in operating costs. The Company may consider alternatives to increase the value of Transactive, including joint venturing with another entity. There can be no assurance that the Company's plans and efforts with regard to Racimec and Transactive will be successful, and if they are not, the Company may be required to recognize a loss on a portion of its investment in these businesses.

Gross margins on product sales fluctuate depending primarily on the mix and timing of product sales contracts. Gross margins on product sales increased to 37.2% in the second quarter of fiscal 1997 from 26.8% in the second quarter of fiscal 1996 due to the higher level of lottery terminal sales in the fiscal 1997 second quarter as compared to the second quarter of fiscal 1996, higher margins on equipment sales to customers who were expanding their existing lottery systems and reduced sales of lower margin OEM equipment in connection with the Company's United Kingdom operation. Gross margins on product sales increased to 39.8% in the first six months of fiscal 1997 from 26.8% in the first six months of fiscal 1996 due primarily to the reasons noted above, along with higher margins from the sale of a new central system in the first quarter of fiscal 1997.

Selling, general and administrative expenses in the second quarter of fiscal 1997 were $30.7 million, representing a $3.3 million, or 12.0%, increase over the $27.4 million incurred in the fiscal 1996 second quarter. Selling, general and administrative expenses in the first six months of fiscal 1997 were $60.6 million, representing a $7.6 million, or 14.4%, increase over the $53.0 million incurred in the second quarter of fiscal 1996. These increases were primarily attributable to higher administrative costs that were necessary to support expanded operations (including two of the Company's newly formed ventures, Dreamport and WorldServ), increased sales and marketing for existing and new lottery customers and higher legal costs. As a percentage of revenues, selling, general and administrative expenses were 14.3% and 14.8% during the second quarters of fiscal 1997 and 1996, respectively, and 14.2% and 14.5% during the first six months of fiscal 1997 and 1996, respectively.

Research and development expenses in the second quarter of fiscal 1997 were $8.5 million, representing a $.2 million, or 2.2%, decrease from research and development expenses of $8.7 million in the second quarter of fiscal 1996. Research and development expenses in the first six months of fiscal 1997 were $15.2 million, representing a $1.1 million, or 6.7%, decrease from research and development expenses of $16.3 million in the first six months of fiscal 1996. These decreases reflect a higher level of software engineering cost capitalized for new on-line lottery system projects that are in the pre-startup phase. As a percentage of revenues, research and development expenses were 4.0% and 4.7% during the second quarters of fiscal 1997 and 1996, respectively, and 3.6% and 4.5% during the first six months of fiscal 1997 and 1996, respectively.

Interest income in the fiscal 1997 second quarter was $.9 million, a decrease of $1.6 million from interest income of $2.5 million earned during the second quarter of fiscal 1996. Interest income in the first six months of fiscal 1997 was $1.5 million, a decrease of $3.1 million from interest income of $4.6 million earned during the first six months of fiscal 1996. These decreases were attributable largely to the consolidation of Racimec and the resulting absence of interest on loans from the Company to Racimec. The Company earned approximately $1.6 million and $3.0 million of interest income on loans to Racimec during the second quarter and first six months of fiscal 1996, respectively.

Equity in earnings of unconsolidated affiliates in the second quarter of fiscal 1997 was $3.4 million, an increase of $2.3 million over the $1.1 million earned during the second quarter of fiscal 1996. Equity in earnings of unconsolidated affiliates in the first six months of fiscal 1997 was $6.6 million, an increase of $3.2 million over the $3.4 million earned during the first six months of fiscal 1996. These increases were due primarily to the consolidation of Racimec and the resulting absence of equity losses from Racimec for the second quarter and first six months of fiscal 1997, partially offset by lower equity income from the United Kingdom operations.

Other income in the second quarter of fiscal 1997 was $2.4 million, an increase of $2.2 million over the $.2 million earned in the second quarter of the prior year. Other income in the first six months of fiscal 1997 was $2.5 million, an increase of $2.1 million over the $.4 million earned during the first half of fiscal 1996. These increases were due primarily to the sale, in August, 1996, of a portion of the Company's investment in Pacific Online Systems Corporation ("Pacific").

Interest expense in the fiscal 1997 second quarter was $3.8 million, a decrease of $1.6 million from interest expense of $5.4 million incurred during the second quarter of fiscal 1996. Interest expense in the first six months of fiscal 1997 was $9.9 million, a decrease of $1.6 million from interest expense of $11.5 million incurred during the corresponding period of the prior year. These decreases were due primarily to a higher level of interest capitalized to on-line lottery system projects in the fiscal 1997 periods, partially offset by higher average debt outstanding.

The Company's effective income tax rate of 42% for both the second quarter and first six months of fiscal 1997 and fiscal 1996 was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

In August 1995, the suit Donald J. Trump v. Jeffrey S. Perlee et. al. was filed in the New York County Supreme Court against the New York State Lottery seeking declaratory and injunctive relief to prohibit the Lottery's Quick-Draw Game. In June 1996, the New York Supreme Court Appellate Division affirmed the trial court's denial of Mr. Trump's motion for a preliminary injunction in this case. Mr. Trump has recently filed a motion for leave to appeal that decision to the New York Court of Appeals, New York's highest court.


Changes in Financial Position, Liquidity and Capital Resources

During the first six months of fiscal 1997, the Company generated $106.6 million of cash from operations. This cash, along with existing cash balances, was used primarily to fund the purchase of $106.3 million of systems, equipment and other assets relating to contracts along with the purchase of $7.1 million of property, plant and equipment.

The cost of systems, equipment and other assets relating to contracts increased by $109.7 million from $887.2 million at February 24, 1996 to $996.9 million at August 24, 1996. This increase reflects the installation of new lottery networks in the States of Washington and Missouri, the continuing installation of a new lottery network in New Jersey and the expansion of lottery systems in several domestic and international locations.

Trade accounts receivable increased by $21.7 million from $73.8 million at February 24, 1996 to $95.5 million at August 24, 1996, due primarily to the high level of product sales near the end of the second quarter of fiscal 1997 along with the timing of collection of certain service receivables that were collected in the first week of September.

Inventories decreased by $9.5 million from $43.7 million at February 24, 1996 to $34.2 million at August 24, 1996, due primarily to lottery terminals shipped to New Jersey under the Company's new contract, along with the higher level of product sales in the fiscal 1997 second quarter as compared to the fourth quarter of fiscal 1996.

Investments in and advances to unconsolidated affiliates increased by $9.0 million from $49.1 million at February 24, 1996 to $58.1 million at August 24, 1996 due primarily to additional investments in the Company's newly formed Dreamport subsidiary, along with equity income net of dividends received from the Company's investment in Camelot Group plc. These increases were partially offset by the sale of a portion of the Company's investment in Pacific.

Accounts payable decreased by $12.0 million from $46.3 million at February 24, 1996 to $34.3 million at August 24, 1996, due primarily to timing of payments.

Accrued employee compensation decreased by $6.3 million from $24.9 million at February 24, 1996 to $18.6 million at August 24, 1996, due primarily to the payment of fiscal 1996 management bonuses, partially offset by provisions for fiscal 1997 management bonuses.

The Company's business is capital-intensive. Although it is not possible to estimate precisely due to the nature of the business, the Company currently anticipates that the level of capital expenditures for lottery and government services contracts required during fiscal 1997 will approximate the fiscal 1996 levels. In addition, the Company anticipates that capital expenditures for property, plant and equipment in fiscal 1997 will approximate the fiscal 1996 levels. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's $500 million Credit Facility. On September 27, 1996 there was approximately $374 million of borrowings outstanding and an additional $126 million available for borrowing under the Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together, if necessary, with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth. The Company is currently reviewing its debt structure and is considering refunding and/or increasing its debt capacity.


Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

The Company uses various interest rate hedging instruments to reduce the risk associated with future increases in interest rates on its floating rate long-term debt. In November 1994, the Company entered into two interest rate corridors with an aggregate notional amount of $165.0 million that provide interest rate protection to November 8, 1996. The corridors effectively entitle the Company to receive payments from the financial institutions that are counterparties to the corridors should the three-month London Interbank Offered Rates ("LIBOR") be between 6.75% and 8.75%. Should LIBOR exceed 8.75%, the Company will receive a payment up to the 8.75% ceiling but not above. At September 27, 1996, LIBOR was approximately 5.625%.

In January 1996, the Company entered into three interest rate swaps with an aggregate notional amount of $125.0 million that provide interest rate protection over the period January 26, 1996 to April 28, 1997. The swaps effectively entitle the Company to receive payments from the financial institutions that are counterparties to the swaps should LIBOR exceed approximately 5.05%.

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

The Company, from time to time, enters into foreign currency exchange contracts to hedge certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating income. The Company does not engage in currency speculation. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge anticipated revenue streams and certain assets and liabilities are marked to market, and the resulting transaction gain or loss is included in the determination of net income. As of September 27, 1996, the Company had approximately $39.9 million of forward foreign exchange contracts, primarily denominated in Deutschemarks, Irish pounds and British pounds.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

As previously publicly reported, in October 1994, it was announced by the U.S. Attorney's Offices for the Western District of Kentucky and for the District of New Jersey that separate indictments had been returned by federal grand juries in those jurisdictions against J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and several other individuals who served as consultants or suppliers to the Company. The indictments alleged essentially that, unbeknownst to the Company, Mr. Smith received kickbacks from the consultants and suppliers, which charges, if true, make the Company a victim. The indictments do not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's Kentucky or New Jersey lottery operations. On January 9, 1995 the trial of Mr. Smith commenced in Kentucky and on January 12, 1995, the U.S. District Court for the Western District of Kentucky granted the defendant's motion for judgment of acquittal and dismissed all charges against Mr. Smith and the other defendant, a GTECH supplier, at the conclusion of the Government's case. The New Jersey trial of Mr. Smith and two consultants commenced on September 16, 1996 and on October 4, 1996 Mr. Smith and one of the two consultants were found guilty. The other consultant was found not guilty. Sentencing of Mr. Smith has been set for January 8, 1997. The U.S. Attorney announced in a press release that its investigation is continuing. The Company has cooperated with the U.S. Attorney's Office.

As previously publicly reported, in December 1995, Richard Branson filed suit in the United Kingdom's High Court of Justice (Queen's Bench Division) against GTECH U.K. Corporation, a subsidiary of the Company, and Robert Rendine, its press spokesman, and in January 1996, Mr. Branson filed suit in this same court against the Company's Co-Chairman, Guy B. Snowden, alleging that the defendants had libeled Mr. Branson in responding to certain allegations which had been made by Mr. Branson. Mr. Branson, whose consortium in 1994 lost the bid to operate the U.K. National Lottery, had alleged in a television program broadcast in the U.K. in December 1995 that Mr. Snowden had offered him an inducement in September 1993 not to bid for the U.K. lottery contract. Mr. Snowden and the Company have categorically denied Mr. Branson's allegations. The Director General of the U.K. Lottery subsequently appointed Queens Counsel Anne Rafferty to conduct an inquiry into Mr. Branson's allegations. In July 1996, a report setting forth the results of Ms. Rafferty's inquiry was made public. That report found no evidence supporting Mr. Branson's allegations that Mr. Snowden had attempted to bribe him. The Company intends to defend its Co-Chairman, subsidiary and press spokesman vigorously in the legal proceedings brought by Mr. Branson. In addition, Mr. Snowden filed suit in January 1996 in the U.K. against Mr. Branson alleging that Mr. Branson's televised allegations have libeled Mr. Snowden.

In September 1996, Jack M. Janis and Linda Janis, both individually and on behalf of a class of persons similarly situated, filed suit against the California State Lottery Commission, Southland Corporation and the Company in the Supreme Court of the State of California (County of Los Angeles). This suit alleges, in light of the June 1996 decision of the California Supreme Court, Western Telcon, Inc. et. al. v. California State Lottery (which held that the California State Lottery's keno game as then structured was not a lottery game and therefore was not authorized by California lottery law), that the defendants were unjustly enriched and were guilty of unfair business practices and misleading advertising in connection with the sale of keno tickets from January 1, 1992 through suspension of the keno game in June 1996. The suit seeks restitution of all amounts realized by the defendants through the sale of keno tickets less funds paid to public schools pursuant to relevant California law and proceeds paid to holders of winning keno tickets, together with costs, disbursements and prejudgment interest. The Company believes that these claims are without merit and intends to defend itself vigorously in these proceedings. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

For information respecting other legal proceedings, refer to: (i) Items 1 and 3 of, and Note H of Notes to Consolidated Financial Statements included in, the Company's fiscal 1996 Annual Report on Form 10-K, (ii) Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 1, Part II, Legal Proceedings, of the Company's Quarterly Report on Form 10-Q for the period ending May 25, 1996, and (iii) Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits - The exhibits to this report are as follows:

              11. Computations of Earnings per Share

              27. Financial Data Schedule

        (b)   Reports on Form 8-K

              The Company filed a Report on Form 8-K dated June 10, 1996 that set forth the text of a press release dated June 10, 1996 issued by the Company, relating to the Company's fiscal 1997 first quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      GTECH HOLDINGS CORPORATION


                      By   /s/ Thomas J. Sauser
                      ---------------------------------------------------
                      Thomas J. Sauser, Senior Vice President, Treasurer & Chief Financial Officer (Principal Financial Officer)


                      By  /S/ Robert J. Plourde
                      ----------------------------------------------------
                      Robert J. Plourde, Vice President and Corporate Controller (Principal Accounting Officer)