Form 10-Q
period 1996-11-23
GTECH HOLDINGS CORP
filed 1997-01-07
CIK 857323

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 23, 1996



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

Yes   X       No



At December 27, 1996 there were 42,673,870 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
                                                                        Page
PART I.  FINANCIAL INFORMATION                                         Number

Item 1.       Financial Statements

              Consolidated Balance Sheets                                 3

              Consolidated Income Statements                             4-5

              Consolidated Statement of Shareholders' Equity              6

              Consolidated Statements of Cash Flows                       7

              Notes to Consolidated Financial Statements                  8

Item 2.       Management's Discussion and Analysis of Financial          9-12
              Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                          13

Item 2.       Changes in Securities                                      14

Item 4.       Submission of Matters to Vote of Security Holders          14

Item 6.       Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                               16

EXHIBITS                                                                17-18

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                (Unaudited)
                                                                                November 23,  February 24,
                                                                                    1996          1996
                                                                                ------------  ------------
ASSETS                                                                            (In thousands, except
                                                                                      share amounts)
CURRENT ASSETS
      Cash and cash equivalents ..............................................  $     14,772  $      8,519
      Trade accounts receivable ..............................................        98,714        73,755
      Inventories ............................................................        39,011        43,669
      Deferred income taxes ..................................................        25,661        25,661
      Other current assets ...................................................        10,320        12,601
                                                                                ------------  ------------
            TOTAL CURRENT ASSETS .............................................       188,478       164,205

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS ....................     1,025,876       887,194
Less: Accumulated Depreciation ...............................................      (521,175)     (417,948)
                                                                                ------------  ------------
                                                                                     504,701       469,246

PROPERTY, PLANT & EQUIPMENT ..................................................        77,912        67,707
Less: Accumulated Depreciation ...............................................       (42,259)      (34,299)
                                                                                ------------  ------------
                                                                                      35,653        33,408

GOODWILL, net ................................................................       111,851       114,843

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES .....................        59,647        49,068

OTHER ASSETS .................................................................        39,977        28,610
                                                                                ------------  ------------
                                                                                $    940,307  $    859,380
                                                                                ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term borrowings .................................................   $      1,219  $        951
      Accounts payable ......................................................         43,546        46,343
      Accrued expenses ......................................................         52,181        54,465
      Advance payments from customers .......................................         13,615        12,110
      Employee compensation .................................................         26,885        24,929
      Income taxes payable ..................................................         25,937          --
      Current portion of long-term debt .....................................          4,080         3,993
                                                                                ------------  ------------
            TOTAL CURRENT LIABILITIES .......................................        167,463       142,791

LONG-TERM DEBT, less current portion ........................................        388,359       382,930

OTHER LIABILITIES ...........................................................         26,077        30,264

DEFERRED INCOME TAXES .......................................................          6,670         6,670

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.01 per share--20,000,000 shares authorized,
         none issued ........................................................           --            --
      Common Stock, par value $.01 per share--150,000,000 shares authorized,
         43,789,951 and 43,739,520 shares issued, 42,907,670 and
         43,021,839 shares outstanding at November 23, 1996 and
         February 24, 1996, respectively ....................................            438           437
      Additional paid-in capital ............................................        168,683       167,758
      Equity carryover basis adjustment .....................................         (7,008)       (7,008)
      Translation adjustment ................................................          3,900          (463)
      Retained earnings .....................................................        205,722       150,938
                                                                                ------------  ------------
                                                                                     371,735       311,662
      Less cost of 882,281 and 717,681 shares in treasury at November 23, 1996
         and February 24, 1996, respectively ................................        (19,997)      (14,937)
                                                                                ------------  ------------
                                                                                     351,738       296,725
                                                                                ------------  ------------
                                                                                $    940,307  $    859,380
                                                                                ============  ============

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                       (Unaudited)
                                                                                    Three Months Ended
                                                                                --------------------------
                                                                                November 23,   November 25,
                                                                                    1996          1995
                                                                                ------------  ------------
                                                                                   (In thousands, except
                                                                                     per share amounts)
Revenues:
      Services ..............................................................   $    198,259  $    168,537
      Sales of products .....................................................         33,621        18,602
                                                                                ------------  ------------
                                                                                     231,880       187,139
Costs and expenses:
      Costs of services .....................................................        138,867       110,576
      Costs of sales ........................................................         21,050        14,619
                                                                                ------------  ------------
                                                                                     159,917       125,195
                                                                                ------------  ------------

Gross profit ................................................................         71,963        61,944

Selling, general and administrative .........................................         33,163        27,343
Research and development ....................................................          8,576         7,783
                                                                                ------------  ------------

Operating income ............................................................         30,224        26,818

Other income (expenses):
      Interest income .......................................................          1,181         4,988
      Equity in earnings of unconsolidated affiliates .......................          4,155         1,026
      Other income ..........................................................          1,445           101
      Interest expense ......................................................         (4,108)       (5,395)
                                                                                ------------  ------------

Income before income taxes ..................................................         32,897        27,538

Income taxes ................................................................        (13,817)      (11,566)
                                                                                ------------  ------------

Net income ..................................................................   $     19,080  $     15,972
                                                                                ============  ============

Earnings per common share ...................................................   $        .44  $        .37
                                                                                ============  ============

Weighted average common shares outstanding ..................................         43,054        43,249
                                                                                ============  ============


See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                       (Unaudited)
                                                                                     Nine Months Ended
                                                                                -------------------------
                                                                                November 23,  November 25,
                                                                                    1996          1995
                                                                                ------------  ------------
                                                                                   (In thousands, except
                                                                                     per share amounts)
Revenues:
      Services ..............................................................   $    585,057  $    500,976
      Sales of products .....................................................         72,949        50,519
                                                                                ------------  ------------
                                                                                     658,006       551,495
Costs and expenses:
      Costs of services .....................................................        404,529       319,091
      Costs of sales ........................................................         44,741        37,969
                                                                                ------------  ------------
                                                                                     449,270       357,060
                                                                                ------------  ------------

Gross profit ................................................................        208,736       194,435

Selling, general and administrative .........................................         93,789        80,331
Research and development ....................................................         23,750        24,046
                                                                                ------------  ------------

Operating income ............................................................         91,197        90,058

Other income (expenses):
      Interest income .......................................................          2,630         9,539
      Equity in earnings of unconsolidated affiliates .......................         10,746         4,405
      Other income ..........................................................          3,912           471
      Interest expense ......................................................        (14,031)      (16,924)
                                                                                ------------  ------------

Income before income taxes ..................................................         94,454        87,549

Income taxes ................................................................        (39,670)      (36,771)
                                                                                ------------  ------------

Net income ..................................................................   $     54,784  $     50,778
                                                                                ============  ============

Earnings per common share ...................................................   $       1.27  $       1.17
                                                                                ============  ============

Weighted average common shares outstanding ..................................         43,076        43,300
                                                                                ============  ============


See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES




                                        Common Stock        Additional
                                   ----------------------     Paid-in                Retained    Treasury
                                     Shares       Amount      Capital      Other     Earnings     Stock         Total
                                   ----------   ---------   ----------   --------   ----------  ----------   ----------
                                                                  (Dollars in thousands)

Balance at February 24, 1996 ....  43,739,520   $     437   $  167,758   $ (7,471)  $  150,938   $ (14,937)  $  296,725

Purchase of 164,600 shares of
     common stock ...............        --          --           --         --          --         (5,060)      (5,060)
Common stock issued under
     stock award plans ..........      50,431           1          925       --          --           --            926
Net income ......................        --          --           --         --         54,784        --         54,784
Foreign currency translation ....        --          --           --        4,363        --           --          4,363
                                   ----------   ---------   ----------   --------   ----------   ---------   ----------
Balance at November 23, 1996 ....  43,789,951   $     438   $  168,683   $ (3,108)  $  205,722   $ (19,997)  $  351,738
                                   ==========   =========   ==========   ========   ==========   =========   ==========




See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                        (Unaudited)
                                                                                     Nine Months Ended
                                                                                --------------------------
                                                                                November 23,  November 25,
                                                                                    1996          1995
                                                                                ------------  ------------
                                                                                      (In thousands)
OPERATING ACTIVITIES
Net income ..................................................................   $     54,784   $    50,778
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization .........................................        125,234        92,921
      Equity in earnings of unconsolidated affiliates .......................        (10,746)       (4,405)
      Other .................................................................         (4,401)       (5,698)
      Changes in operating assets and liabilities:
         Trade accounts receivable ..........................................        (24,959)          647
         Inventories ........................................................          4,658         1,773
         Other assets .......................................................        (12,100)        7,578
         Income taxes payable ...............................................         25,937        11,492
         Other ..............................................................           (227)       (8,637)
         Other assets and liabilities of discontinued operations ............           --           2,654
                                                                                ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................        158,180       149,103

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts ......       (149,427)      (96,258)
Purchases of property, plant and equipment ..................................         (9,990)       (6,661)
Investments in and advances to affiliates ...................................        (11,782)      (29,116)
Cash received from affiliates ...............................................         12,806           148
Proceeds from sale of investments ...........................................          5,895          --
                                                                                ------------  ------------
NET CASH USED FOR INVESTING ACTIVITIES ......................................       (152,498)     (131,887)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ....................................          8,768         2,717
Principal payments on long-term debt ........................................         (2,984)       (8,782)
Purchases of treasury stock .................................................         (5,060)       (7,333)
Other .......................................................................             44          (857)
                                                                                ------------  ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ........................            768       (14,255)

Effect of exchange rate changes on cash .....................................           (197)         (978)
                                                                                ------------  ------------
INCREASE IN CASH AND CASH EQUIVALENTS .......................................          6,253         1,983

Cash and cash equivalents at beginning of period ............................          8,519         3,432
                                                                                ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................   $     14,772  $      5,415
                                                                                ============  ============


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 23, 1996 are not necessarily indicative of the results that may be expected for the full 1997 fiscal year ending February 22, 1997. The balance sheet at February 24, 1996 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1996 Annual Report on Form 10-K.


NOTE B--INVENTORIES
                                                     November 23,  February 24,
                                                         1996          1996
                                                     ------------  ------------
                                                           (In thousands)
Inventories consist of:
       Purchased components ........................ $     15,758  $     20,341
       Finished subassemblies ......................        2,727         3,526
       Work-in-process .............................       17,833        17,936
       Finished goods ..............................        2,693         1,866
                                                     ------------  ------------
                                                     $     39,011  $     43,669
                                                     ============  ============


NOTE C--LONG-TERM DEBT
                                                     November 23,  February 24,
                                                         1996          1996
                                                     ------------  ------------
                                                           (In thousands)
Long-term debt consists of:
       Revolving credit facility ................... $    372,000  $    366,500
       Other .......................................       20,439        20,423
                                                     ------------  ------------
                                                          392,439       386,923
       Less current maturities .....................        4,080         3,993
                                                     ------------  ------------
                                                     $    388,359  $    382,930
                                                     ============  ============


The Company has an unsecured revolving credit facility of $500 million expiring on September 15, 1999 (the "Credit Facility"). On May 29, 1996, the Company's Credit Facility was amended to provide for lower interest rates and less restrictive loan covenants. At November 23, 1996, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.69%.


NOTE D--INCOME TAXES

The Company's effective income tax rate was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.


NOTE--E COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 herein.

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

The Company also has taken steps to broaden its offerings of high volume transaction processing services outside of its core business of providing on-line lottery services. The Company's Transactive subsidiary ("Transactive") currently provides benefits delivery systems and services on behalf of government authorities. The Company's Dreamport subsidiary ("Dreamport") pursues gaming opportunities other than on-line lottery. In addition, the Company's WorldServ subsidiary ("WorldServ") provides network communications services to private sector clientele.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company also, from time to time, are challenged by competitors. Further, there have been and continue to be investigations of various types, including federal grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations are still underway and are conducted largely in secret. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. See "Legal Proceedings" in Part II, Item 1 herein.

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. See Item 1 - "Business" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's fiscal 1996 Form 10-K.


Results of Operations

Revenues for the third quarter of fiscal 1997 were $231.9 million, representing a $44.8 million, or 23.9%, increase over revenues of $187.1 million in the third quarter of fiscal 1996.

Service revenues in the fiscal 1997 third quarter were $198.3 million, representing a $29.8 million, or 17.6%, increase over the $168.5 million of service revenues in the third quarter of fiscal 1996. This increase resulted from $13.9 million of service revenues from Racimec (the Company's subsidiary in Brazil), higher revenues of $11.0 million from the Company's existing customer base, $2.0 million of service revenues from Transactive and $2.9 million of service revenues from new on-line lottery systems operated by the Company that commenced operations since the third quarter of fiscal 1996. The results of Racimec for the third quarter of fiscal 1996 were included on the equity method of accounting, while its results for the fiscal 1997 third quarter have been consolidated.

Product sales in the third quarter of fiscal 1997 were $33.6 million, representing a $15.0 million, or 80.7%, increase over the $18.6 million of product sales in the third quarter of fiscal 1996. This increase resulted primarily from higher lottery terminal sales in the third quarter of fiscal 1997 than the third quarter of fiscal 1996, along with higher revenues from central system sales. The Company sold approximately 4,500 lottery terminals during the fiscal 1997 third quarter, as compared to approximately 1,600 lottery terminals during the third quarter of fiscal 1996. The Company sold two new central systems in the third quarter of fiscal 1997 as compared to the sale of one new central system in the third quarter of fiscal 1996. These increases were partially offset by lower sales of component parts and equipment ("OEM equipment") in connection with the United Kingdom operations.

Revenues for the first nine months of fiscal 1997 were $658.0 million, representing a $106.5 million, or 19.3%, increase over revenues of $551.5 million in the first nine months of fiscal 1996.

Service revenues for the first nine months of fiscal 1997 were $585.1 million, representing an increase of $84.1 million, or 16.8%, over the $501.0 million of service revenues in the first nine months of fiscal 1996. This increase resulted primarily from $41.2 million of service revenues from Racimec, higher revenues of $28.6 million from the Company's existing customer base, $10.5 million of higher service revenues from Transactive and $3.8 million of service revenues from new on-line lottery systems operated by the Company that commenced operations since the third quarter of fiscal 1996.

Product sales in the first nine months of fiscal 1997 were $72.9 million, representing an increase of $22.4 million, or 44.4%, over the $50.5 million of product sales in the first nine months of fiscal 1996. This increase resulted primarily from higher lottery terminal sales in the first nine months of fiscal 1997 than in the comparable period of fiscal 1996, along with the sale of three new central systems in the first nine months of fiscal 1997 as compared to the sale of one new central system in the first nine months of fiscal 1996. These increases were partially offset by lower OEM equipment sales in connection with the United Kingdom operations. The Company sold approximately 7,500 lottery terminals during the first nine months of fiscal 1997, as compared to approximately 2,900 lottery terminals during the first nine months of fiscal 1996.

Gross margins on service revenues decreased to 30.0% in the fiscal 1997 third quarter from 34.4% in the third quarter of fiscal 1996 due primarily to a small operating loss in the third quarter of fiscal 1997 at Racimec relating to the start-up nature of the on-line lotteries serviced by Racimec, along with lower margins experienced on new lottery contracts in the early stages of lottery operations. In addition, as previously reported, the Company experienced a reduction in service revenues from the California State lottery as a result of the suspension of the California keno game from June 24, 1996 through September 27, 1996. Gross margins on service revenues decreased to 30.9% in the first nine months of fiscal 1997 from 36.3% in the first nine months of fiscal 1996 due primarily to the reasons noted above, along with a lack of significant large jackpot activity in the first nine months of fiscal 1997 in the domestic lottery jurisdictions serviced by the Company compared to a relatively high level of jackpot activity during the comparable period of the prior year.

The small loss incurred by Racimec during the first nine months of fiscal 1997 was in line with management's expectations. This represents a substantial improvement over results for the first nine months of fiscal 1996 and reflects the revenue enhancement and cost reduction plan implemented by the Company during the fourth quarter of fiscal 1996.

Also in line with management's expectations, Transactive continued to incur operating losses during the first nine months of fiscal 1997, although at a lower rate than in the corresponding period of fiscal 1996. The Company expects this trend to continue during the remainder of fiscal 1997. The reduction in operating losses reflects the Company's plan, implemented during the second half of fiscal 1996, that, among other things, focused on reductions in operating costs. The Company may consider alternatives to increase the value of Transactive, including joint venturing with another entity. There can be no assurance that the Company's plans and efforts with regard to Racimec and Transactive will be successful, and if they are not, the Company may be required to recognize a loss on a portion of its investment in these businesses.

Gross margins on product sales fluctuate depending primarily on the mix and timing of product sales contracts. Gross margins on product sales increased to 37.4% in the third quarter of fiscal 1997 from 21.4% in the third quarter of fiscal 1996 and increased to 38.7% in the first nine months of fiscal 1997 from 24.8% in the first nine months of fiscal 1996. These increases resulted from the realization of more traditional margins from the sale of central systems during the third quarter and nine months of fiscal 1997 than realized in the comparable periods of the prior year. In addition, product sales margins improved in both the quarter and nine month periods due to the higher level of lottery terminal sales.

Selling, general and administrative expenses in the third quarter of fiscal 1997 were $33.2 million, representing a $5.9 million, or 21.3%, increase over the $27.3 million incurred in the fiscal 1996 third quarter. Selling, general and administrative expenses in the first nine months of fiscal 1997 were $93.8 million, representing a $13.5 million, or 16.8%, increase over the $80.3 million incurred in the first nine months of fiscal 1996. These increases were primarily attributable to higher administrative costs that were necessary to support expanded operations (including two of the Company's newly formed subsidiaries, Dreamport and WorldServ), increased sales and marketing for existing and new lottery customers and higher legal costs relating in large part to investigations and legal proceedings. As a percentage of revenues, selling, general and administrative expenses were 14.3% and 14.6% during the third quarters of fiscal 1997 and 1996, respectively, and 14.3% and 14.6% during the first nine months of fiscal 1997 and 1996, respectively.

Research and development expenses in the third quarter of fiscal 1997 were $8.6 million, representing a $.8 million, or 10.2%, increase over research and development expenses of $7.8 million in the third quarter of fiscal 1996. This increase reflects increased development activity for the Company's newest generation terminal, partially offset by a higher level of software engineering cost capitalized for new on-line lottery system projects that are in the pre-startup phase. Research and development expenses in the first nine months of fiscal 1997 were $23.7 million, representing a $.3 million, or 1.2%, decrease from the $24.0 million incurred in the first nine months of fiscal 1996. This decrease reflects a higher level of software engineering cost capitalized for new on-line lottery system projects that are in the pre-startup phase, partially offset by increased development activity for new game design and for the Company's newest generation terminal. As a percentage of revenues, research and development expenses were 3.7% and 4.2% during the third quarters of fiscal 1997 and 1996, respectively, and 3.6% and 4.4% during the first nine months of fiscal 1997 and 1996, respectively.

Interest income in the fiscal 1997 third quarter was $1.2 million, a decrease of $3.8 million from interest income of $5.0 million earned during the third quarter of fiscal 1996. Interest income in the first nine months of fiscal 1997 was $2.6 million, a decrease of $6.9 million from interest income of $9.5 million earned during the first nine months of fiscal 1996. These decreases were attributable largely to the consolidation of Racimec and the resulting absence of interest on loans from the Company to Racimec. The Company earned approximately $4.1 million and $7.1 million of interest income on loans to Racimec during the third quarter and first nine months of fiscal 1996, respectively.

Equity in earnings of unconsolidated affiliates in the third quarter of fiscal 1997 was $4.2 million, an increase of $3.2 million over the $1.0 million earned during the third quarter of fiscal 1996. Equity in earnings of unconsolidated affiliates in the first nine months of fiscal 1997 was $10.7 million, an increase of $6.3 million over the $4.4 million earned during the first nine months of fiscal 1996. These increases were due primarily to the consolidation of Racimec and the resulting absence of equity losses from Racimec for the third quarter and first nine months of fiscal 1997, along with equity income from Dreamport investments, partially offset by lower equity income from the United Kingdom operations.

Other income in the third quarter of fiscal 1997 was $1.4 million, an increase of $1.3 million over the $.1 million earned in the third quarter of the prior year. Other income in the first nine months of fiscal 1997 was $3.9 million, an increase of $3.4 million over the $.5 million earned during the first nine months of fiscal 1996. These increases were due primarily to the sale, in August 1996 and November 1996, of the Company's investment in Pacific Online Systems Corporation ("Pacific").

Interest expense in the fiscal 1997 third quarter was $4.1 million, a decrease of $1.3 million from interest expense of $5.4 million incurred during the third quarter of fiscal 1996. Interest expense in the first nine months of fiscal 1997 was $14.0 million, a decrease of $2.9 million from interest expense of $16.9 million incurred during the corresponding period of the prior year. These decreases were due primarily to a higher level of interest capitalized to on-line lottery system projects in the fiscal 1997 periods along with slightly lower interest rates, partially offset by slightly higher average debt outstanding.

The Company's effective income tax rate of 42% for both the third quarter and first nine months of fiscal 1997 and 1996 was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

In August 1995, the suit Donald J. Trump v. Jeffrey S. Perlee et. al. was filed in the New York County Supreme Court against the New York State Lottery seeking declaratory and injunctive relief to prohibit the Lottery's Quick-Draw Game. In June 1996, the New York Supreme Court Appellate Division affirmed the trial court's denial of Mr. Trump's motion for a preliminary injunction in this case. Reference also is made to "Legal Proceedings" in Part II, Item 1 herein for information concerning investigations recently instituted by the Texas Lottery Commission and the U.S. Attorney's Office in Austin concerning certain of the Company's business relationships relating to the Texas lottery, the ongoing grand jury investigation announced by the U.S. Attorney in New Jersey, and litigation in England with Richard Branson. In the fiscal year ended February 24, 1996, and in the first nine months of fiscal 1997, the aggregate revenues from the State of Texas (including the lottery and Transactive) represented 19.6% and 18.9%, respectively, of the Company's consolidated revenues. No other customer accounted for as much as 10% of the Company's consolidated revenues in such periods, although the Company's lottery contracts in a number of jurisdictions, including New Jersey, New York and the United Kingdom, are important sources of revenue and earnings for the Company. As previously reported, in May 1996 the Company and the Texas lottery extended the term of the Company's lottery contract for five years, commencing September, 1997.

Changes in Financial Position, Liquidity and Capital Resources

During the first nine months of fiscal 1997, the Company generated $158.2 million of cash from operations. This cash was used primarily to fund the purchase of $149.4 million of systems, equipment and other assets relating to contracts along with the purchase of $10.0 million of property, plant and equipment.

The cost of systems, equipment and other assets relating to contracts increased by $138.7 million from $887.2 million at February 24, 1996 to $1,025.9 million at November 23, 1996. This increase reflects the installation of new lottery networks in the states of Washington, New Mexico and Missouri, the continuing installation of a new lottery network in New Jersey and the expansion of lottery systems in several domestic and international locations.

Trade accounts receivable increased by $24.9 million from $73.8 million at February 24, 1996 to $98.7 million at November 23, 1996, due primarily to the high level of product sales in the third quarter of fiscal 1997, the timing of collection of certain service receivables and receivables from new on-line lottery systems operated by the Company that commenced operations during fiscal 1997.

Investments in and advances to unconsolidated affiliates increased by $10.6 million from $49.1 million at February 24, 1996 to $59.7 million at November 23, 1996 due primarily to equity income net of dividends received from the Company's investment in Camelot Group plc, partially offset by the sale of the Company's investment in Pacific.

Other assets increased by $11.4 million from $28.6 million at February 24, 1996 to $40.0 million at November 23, 1996, due primarily to sales type lease receivables related to the sale of a new on-line lottery system to a customer in Turkey.

The Company's business is capital-intensive. Although it is not possible to estimate precisely due to the nature of the business, the Company currently anticipates that the level of capital expenditures for service contracts required during fiscal 1997 will exceed the fiscal 1996 levels. In addition, the Company anticipates that capital expenditures for property, plant and equipment in fiscal 1997 will exceed the fiscal 1996 levels. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's $500.0 million Credit Facility. On December 27, 1996 there was approximately $372.0 million of borrowings outstanding and an additional $128.0 million available for borrowing under the Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together, if necessary, with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth. The Company is currently considering refinancing it Credit Facility.


Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

The Company uses various interest rate hedging instruments to reduce the risk associated with future increases in interest rates on its floating rate long-term debt. In January 1996, the Company entered into three interest rate swaps with an aggregate notional amount of $125.0 million that provide interest rate protection over the period January 26, 1996 to April 28, 1997. The swaps effectively entitle the Company to receive payments from the financial institutions that are counterparties to the swaps should the three-month London Interbank Offered Rates ("LIBOR") exceed approximately 5.05%. At December 27, 1996, LIBOR was approximately 5.50%.

The Company attempts to manage its foreign exchange risk by securing payment from its customers in U.S. dollars, by sharing risk with its customers, by utilizing foreign currency borrowings, by leading and lagging receipts and payments and by entering into foreign currency exchange contracts. In addition, a significant portion of the costs attributable to the Company's foreign currency revenues are incurred in the local currencies.

The Company, from time to time, enters into foreign currency exchange contracts to hedge certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating income. The Company does not engage in currency speculation. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge anticipated revenue streams and certain assets and liabilities are marked to market, and the resulting transaction gain or loss is included in the determination of net income. As of December 27, 1996, the Company had approximately $39.5 million of foreign currency exchange contracts, primarily denominated in British Pounds and Irish Punts.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

It has not been uncommon in the lottery industry for investigations of various types, including federal grand jury investigations, to be conducted by federal or state law enforcement and other officials into possible undue influence, bribery or other improprieties or wrongdoing in connection with efforts to obtain or the awarding of lottery contracts and related matters. Such investigations often are called for by disappointed competitors or politicians (who may include those opposed to gaming or the lottery business). Some investigations in the past have involved the Company, or its consultants, lobbyists or representatives, directly or indirectly, and the Company is aware of federal grand jury investigations currently being conducted by the U.S. Attorneys in New Jersey and Texas.

As previously publicly reported, in October 1994, the U.S. Attorney's Offices for the Western District of Kentucky and for the District of New Jersey announced that separate indictments had been returned by federal grand juries in those jurisdictions against J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and several other individuals who served as consultants or suppliers to the Company. The indictments alleged essentially that, unbeknownst to the Company, Mr. Smith had received kickbacks from the consultants and suppliers for his own benefit. The indictments did not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's Kentucky or New Jersey lottery operations. On January 12, 1995, at the conclusion of the Government's case, the U.S. District Court for the Western District of Kentucky dismissed all charges against Mr. Smith and the other defendant, a GTECH supplier. The New Jersey trial of Mr. Smith and two consultants commenced on September 16, 1996 in the U.S. District Court for New Jersey, and on October 4, 1996 Mr. Smith and one of the two consultants were found guilty of all charges. The other consultant was found not guilty. Mr. Smith has moved for a new trial. Subsequent to the Smith trial, the New Jersey U.S. Attorney announced in a press release that a grand jury investigation in that jurisdiction is continuing but did not specify the scope of such investigation.

Recently, as widely reported in the Texas media, the Texas Lottery Commission and the United States Attorney's Office in Austin began an investigation into certain of the Company's business relationships relating to the Texas lottery. The investigations are continuing, and the Company is cooperating with both the Texas Lottery Commission and the United States Attorney's Office.

The United States Attorney's Office in Georgia recently advised the Company's counsel that its grand jury investigation, which the Company previously reported, has terminated. No charges were brought against the Company.

No charges of wrongdoing have ever been brought against the Company by any grand jury or other governmental authority. On two occasions in the past, charges of wrongdoing were brought against lobbyists retained by the Company, but neither lobbyist was found guilty of any activities relating to the Company.

As previously publicly reported, in December 1995, Richard Branson filed suit in the United Kingdom's High Court of Justice (Queen's Bench Division) against GTECH U.K. Corporation, a subsidiary of the Company, and Robert Rendine, its press spokesman, and in January 1996, Mr. Branson filed suit in this same court against the Company's Chairman, Guy B. Snowden, alleging in both cases that the defendants had libeled Mr. Branson in responding to certain allegations which had been made by Mr. Branson. Mr. Branson, whose consortium in 1994 lost the bid to operate the United Kingdom National Lottery, had alleged in a television program broadcast in the U.K. in December 1995 that Mr. Snowden had offered him an inducement in September 1993 not to bid for the U.K. lottery contract. Mr. Snowden and the Company have categorically denied Mr. Branson's allegations. In addition, Mr. Snowden filed suit in January 1996 in the U.K. against Mr. Branson alleging that Mr. Branson's televised allegations libeled Mr. Snowden. The Director General of the U.K. Lottery subsequently appointed Queens Counsel Anne Rafferty to conduct an inquiry into Mr. Branson's allegations that Mr. Snowden had attempted to bribe him. In July, 1996 a report setting forth the results of Ms. Rafferty's inquiry was made public. That report found no evidence supporting Mr. Branson's allegations that Mr. Snowden had attempted to bribe him. The Company intends to defend its Chairman, subsidiary and press spokesman vigorously in legal proceedings brought by Mr. Branson.

For further information refer to: (i) Items 1 and 3 of, and Note H of Notes to Consolidated Financial Statements included in, the Company's fiscal 1996 Annual Report on Form 10-K, (ii) Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 1, Part II, "Legal Proceedings", of the Company's Quarterly Reports on Form 10-Q for the periods ending May 25, and August 24, 1996, and (iii) Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

Item 2.     CHANGES IN SECURITIES

(c) During the quarter, 250 shares of the Company's unregistered common stock vested under stock award plans. Pursuant to the terms of these plans the shares were issued with no cash consideration to the Company. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2 (3) of the Securities Act of 1933 or, alternatively, the transaction was exempt pursuant to the private offering provisions of the Act and the rules thereunder.



Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) and (c)

The Company's Annual Meeting of Shareholders was held on September 9, 1996, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 43,067,587 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1.  Election of three directors to serve until the 1999 Annual Meeting.

    The following persons were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

                                                          Withheld
       Nominee                      For           (including broker nonvotes)
   -------------------      -----------------     ---------------------------
    Victor Markowicz        36,291,094 Shares          1,208,779 Shares

   William Y. O'Connor      36,274,636 Shares          1,225,237 Shares

     Anthony Ruys           36,195,638 Shares          1,304,235 Shares


2.  Election of one director to serve until the 1997 Annual Meeting.

    The following person was elected. There was no solicitation in opposition to such nominee. The tabulation of votes was as follows:

                                                          Withheld
        Nominee                      For          (including broker nonvotes)
   ------------------       -----------------     ---------------------------
     Carl H. Freyer         36,180,198 Shares          1,319,675 Shares


3.  Approval of Amendments to the Company's 1994 Stock Option Plan.

    To increase the number of shares of Common Stock authorized for issuance under the Plan from 1,650,000 shares to 1,800,000 shares. The tabulation of votes was as follows:

                                                         Abstentions
          For                     Against         (including broker nonvotes)
   ------------------       ------------------    ---------------------------
   27,001,595 Shares        9,927,501 Shares            570,777 Shares

4.  Approval of the Company's 1996 Non-Employee Directors' Stock Option Plan.


                                                         Abstentions
          For                     Against          (including broker nonvotes)
   ------------------        -----------------     ---------------------------
   36,374,874 Shares          562,946 Shares            562,053 Shares

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