Form 10-K
period 1997-02-22
GTECH HOLDINGS CORP
filed 1997-05-23
CIK 857323

May 23, 1997

Securities and Exchange Commission
450 Fifth Street
Washington, DC 20549

Re: GTECH Holdings Corporation Annual Report on Form 10-K

Gentlemen:

On behalf of GTECH Holdings Corporation (the "Company"), I enclose for filing via the EDGAR System, the Company's Annual Report on Form 10-K (including Exhibits) for fiscal 1997, which ended on February 22, 1997.

The required filing fee of $250.00 has been paid by wire transfer in accordance with the procedures set forth in Instructions for Filing Fees--Rule 3(a) of the Commission's Informal and Other Procedures.

Please note that the financial statements contained in the Form 10-K do not reflect a change from the preceding year in any accounting principles or practices or the method of applying such principles or practices.

Sincerely,


s/Brendan J. Radigan
_______________________
Brendan J. Radigan
Assistant General Counsel


cc: New York Stock Exchange (w/enclosures)

                                                FORM 10-K

                                   SECURITIES AND EXCHANGE COMMISSION
                                            Washington, DC 20549

                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934

                              For the fiscal year ended: February 22, 1997
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

Title of Each Class:                              Common Stock $.01 par value
                              -------------------
        Name of Each Exchange on which Registered:  New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of May 14, 1997 was $1,553,452,940 (Reference is made to Page 41 herein for a statement of the assumptions upon which this calculation is based.)

On May 14, 1997, there were outstanding 42,022,920 shares of the registrant's Common Stock.

Documents Incorporated By Reference: Certain portions of the registrant's 1997 definitive proxy statement relating to its scheduled July 1997 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                                     PART I
         ITEM 1.  BUSINESS

General

GTECH  Corporation   ("GTECH")  is  the  world's  leading  operator  of
computerized on-line lottery systems and the wholly owned subsidiary of GTECH Holdings Corporation ("Holdings"; collectively with its direct and indirect subsidiaries, including GTECH, the "Company"). The Company currently operates on-line lottery systems for 29 of the 38 on-line lottery authorities in the United States and has supplied or currently operates on-line lottery systems for 50 of the 77 international on-line lottery authorities. The Company, seeking to develop growth opportunities outside of the on-line lottery industry, is actively involved in the emerging electronic benefits delivery industry and the pursuit of gaming opportunities other than on-line lottery such as destination gaming and video lottery.

Since the establishment of the first on-line lottery in 1975, the on-line lottery industry has experienced substantial growth, as governments have increasingly relied on lotteries as a non-tax source of revenue. In 1996, ticket sales in the on-line lottery industry were approximately $20.6 billion in the United States. The Company believes the on-line lottery industry will continue to grow, assuming, as anticipated, that additional international jurisdictions implement on-line lotteries and international and United States jurisdictions with existing on-line lotteries expand their lottery systems and introduce new lottery products and games.

The Company's core business consists of providing on-line lottery services and products to governmental lottery authorities and governmental licensees worldwide. The Company offers its customers a full range of lottery services, including the design, assembly, installation, operation, maintenance and marketing of on-line lottery systems and instant ticket support systems and services. The Company's lottery systems consist of numerous lottery terminals located in retail outlets, central computer systems, systems software and game software, and communications equipment which connects the terminals and the central computer systems.

Historically, the majority of the Company's lottery customers in the United States have entered into long-term service contracts pursuant to which the Company provides, operates and maintains the customers' on-line lottery systems in return for a percentage of the gross lottery revenues. Many of the Company's international lottery customers have purchased their on-line lottery systems, although some, especially lottery authorities in Eastern Europe and Latin America, have entered into long-term service contracts with the Company. Although product sales increased in fiscal year 1997 over fiscal 1996 levels, in recent years there has been an industry movement away from product sales in favor of long-term service contracts. In fiscal 1993, approximately 70% of the Company's lottery revenues were derived from its portfolio of long-term on-line lottery service contracts with substantially all of the remainder being derived from lottery product sales. In fiscal 1997, approximately 87% of the Company's lottery revenues were derived from on-line lottery service contracts. The
Company believes that revenues attributable to product purchases by lotteries during fiscal 1998 are likely to remain closer to the percentage level realized in fiscal 1997 than to the fiscal 1993 level.

In recent years,  lottery  authorities have recognized that by offering new games or products, lotteries are able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal on-line products and services introduced in recent years consist of keno, instant ticket support systems and services and BingoVision(TM). Keno, an on-line lottery game which features drawings as often as every five minutes, was first introduced by the Company and the Lotteries Commission of South Australia in 1990 and subsequently has been introduced successfully by the Company and lottery authorities in 17 additional jurisdictions on four continents. The Company currently provides instant ticket support services, products and systems in 23 domestic jurisdictions and 11 jurisdictions outside of the United States. BingoVision(TM), a televised bingo-based lottery game developed by the Company, has been implemented by the Company in six jurisdictions. In fiscal 1997, the Company organized GameScape, Inc. ("GameScape") as a vehicle to develop, test, package, and introduce new games targeted to the marketing needs of its lottery customers. See "Products and Services Introduced in Recent Years."

The Company also has  broadened  its product  lines outside of its core business of providing on-line lottery services and products. In August 1993, the Company acquired a benefits delivery business as part of its acquisition of the parimutuel wagering business of General Instrument Corporation which the Company conducted through its AmTote International, Inc. subsidiary ("AmTote"). The Company divested AmTote during fiscal 1996 but continues to build upon the benefits delivery operations. The Company's benefits delivery systems provide secure, high volume transaction processing of food stamps, Aid to Families with Dependent Children and other benefits on behalf of governmental authorities. The Company, principally through its wholly-owned subsidiary, Transactive Corporation ("Transactive"), currently provides to the State of Texas and to the State of Illinois Department of Public Aid benefits delivery systems and services. The State of Texas, through Transactive, currently operates the largest electronic benefits delivery system in the United States. See "Significant Developments Since the Start of Fiscal 1997."

In November  1994,  the Company  announced  the formation of its Gaming
Group, later incorporated as Dreamport, Inc. ("Dreamport"), to pursue gaming opportunities other than on-line lottery, including video lottery and destination gaming. In May 1995, the Company announced an agreement with Full House Resorts, Inc. ("Full House") to finance and develop Native American and casino gaming opportunities. One such opportunity, a casino on Native American lands in Coos Bay, Oregon, became operational in May 1995. In addition, in February 1996, the Company and Full House entered into agreements with Delaware State Fair and Harrington Raceway, Inc. respecting the financing and construction of a gaming facility at the Delaware State Fairground, Kent County, Delaware, and other opportunities are being developed by the Company and Full House. The Harrington Raceway facility opened under the name Midway Slots and Racebook during fiscal 1997. See "Significant Developments Since the Start of Fiscal 1997" below.

In fiscal 1996, the Company formed a subsidiary,  GTECH Worldserv, Inc.
to provide network communications services to private sector clientele. This business is still in its start-up phase. See "Significant Developments Since the Start of Fiscal 1997" and "Products and Services Introduced in Recent Years" below.

GTECH was founded in 1980. Holdings acquired GTECH in a leveraged buy-out, in which members of senior management of GTECH participated, that was completed on February 1, 1990.

The Company's  principal executive offices are located at 55 Technology
Way, West Greenwich, Rhode Island 02817, and its telephone number is (401) 392-1000.

         Factors That May Affect Future Performance

The future performance of the Company's business is subject to the factors set forth below, as well as the other considerations described elsewhere herein.

Certain statements contained in this Report are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is or expects to be engaged, (ii) the future operating and financial performance of the Company,
(iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward looking statements. These risks and uncertainties include but are not limited to those set forth herein and in the Company's press releases and filings with the Securities and Exchange Commission.

                             Governmental Regulation

In the United States, lotteries are not permitted in a particular jurisdiction unless expressly authorized by law in such jurisdiction. Once authorized, the ongoing operation of a lottery is highly regulated. Lottery authorities generally conduct an intensive investigation of the Company and its employees prior to and after the award of a lottery contract and may require removal of any employees deemed to be unsuitable. To date, the Company has never been disqualified from receiving a lottery contract or operating a lottery system as a result of any such investigation. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of the Company's securities. The failure of such beneficial owners to submit to such background checks and provide such disclosure could jeopardize the award of a lottery contract to the Company or provide grounds for termination of an existing lottery contract. Transactive, which is engaged primarily in providing computerized networks and services to governments for electronic benefits transfers, is also subject to extensive state as well as federal regulatory requirements.

The international jurisdictions in which the Company markets its lottery systems also usually have legislation and regulations governing lottery operations. The regulation of lotteries in these international jurisdictions typically varies from the regulation of lotteries in the United States. In addition, restrictions are often imposed on foreign corporations seeking to do business in such jurisdictions. As a result, the Company has found it desirable in a number of instances to ally itself as a subcontractor or joint venture partner with a local company in seeking international lottery contracts.

            Maintenance of Business Relationships and Certain Legal Matters

A significant portion of the Company's revenues and cash flow is derived from its portfolio of long-term on-line lottery service contracts. The Company's on-line lottery service contracts typically have an initial term of five years and usually provide the customer with options to extend the contract under the same terms and conditions for additional periods generally ranging from one to five years. The Company's customers have generally exercised the extension options under their contracts or negotiated extensions on different terms and conditions. Upon the expiration of a contract, lottery authorities may award new contracts through a competitive procurement process. There can be no assurance that, in the future, the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes. The Company's lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and other specified reasons, and many of such contracts permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which the Company would be entitled were such termination to occur. To date, no lottery authority has ever exercised its option to terminate at will during the contract term or has ever terminated a contract with the Company for failure to perform. The termination of or failure to renew one or more lottery contracts could, depending upon the circumstances, have a material adverse effect on the Company's business and prospects.

The Company regularly engages public affairs and governmental relations advisors, including lobbyists, in various jurisdictions to advise legislators and the public in connection with lottery legislation, to monitor potential lottery legislation and to advise the Company in connection with the Company's lottery and benefits delivery contract proposals. The Company also makes contributions to various political parties and associations but does not make contributions to individual candidates or their campaigns.

It has not been uncommon in the lottery industry for  investigations of various types, including grand jury investigations, to be conducted by federal or state law enforcement and other officials into possible undue influence, bribery or other improprieties or wrongdoing in connection with efforts to obtain or the awarding of lottery contracts and related matters. Such investigations often are called for by disappointed competitors or politicians (who may include those opposed to gaming or the lottery business). Some investigations in the past have involved the Company, or its consultants, lobbyists or representatives, directly or indirectly, and the Company is aware of federal grand jury investigations currently being conducted by the U.S. Attorneys in New Jersey and Texas.

As previously  publicly reported,  in October 1994, the U.S. Attorney's
Offices for the Western District of Kentucky and for the District of New Jersey announced that separate indictments had been returned by federal grand juries in those jurisdictions against J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and several other individuals who served as consultants or suppliers to the Company. The indictments alleged essentially that, unbeknownst to the Company, Mr. Smith had received kickbacks from the consultants and suppliers for his own benefit. The indictments did not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's Kentucky or New Jersey lottery operations. In January 1995, at the conclusion of the Government's case, the U.S. District Court for the Western District of Kentucky dismissed all charges against Mr. Smith and the other defendant, a GTECH supplier. The New Jersey trial of Mr. Smith and two consultants commenced in September 1996 in the U.S. District Court for New Jersey, and in October 1996 Mr. Smith and one of the two consultants were found guilty of all charges. The other consultant was found not guilty. Mr. Smith has moved for a new trial. In the midst of these events, the New Jersey Lottery Commission awarded GTECH a contract to continue operating the state lottery.

Subsequent to the Smith trial, the New Jersey U.S. Attorney announced in a press release that a grand jury investigation in that jurisdiction is continuing but did not specify the scope of such investigation. Thereafter, the New Jersey U.S. Attorney's Office issued subpoenas to GTECH, one of which is being disputed by GTECH. The Texas U.S. Attorney's Office in the past has also issued subpoenas to GTECH. GTECH is cooperating with these investigations.

As previously publicly reported, the United States Attorney's Office in Georgia recently advised GTECH's counsel that its grand jury investigation, which GTECH previously reported, has terminated. No charges were brought against GTECH.

No charges of wrongdoing have ever been brought against GTECH or the Company by any grand jury or other governmental authority. On two occasions in the past, charges of wrongdoing were brought against non-employee lobbyists retained by GTECH, but neither lobbyist was found guilty of any activities relating to GTECH.

The Company does not believe that it has engaged in any wrongdoing in connection with these matters. However, since the current investigations are still underway and are conducted largely in secret, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other governmental agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect.

As widely reported in the Texas media, the Texas Lottery Commission is inquiring of GTECH regarding its business relationships relating to the Texas Lottery and GTECH has cooperated with that inquiry. The Texas Lottery is also inquiring about several other matters which could have material negative implications with respect to GTECH's business in Texas, including the following:

  - GTECH's consulting contracts with Ben Barnes,  former
    Lieutenant Governor of Texas, which contracts were entered into in 1991 and were bought out and terminated by the Company in February 1997;

  - GTECH's   retention   in  October  1992  of  Michael
    Moeller, a friend of Nora Linares, the then Executive Director of the Texas Lottery, as a consultant regarding New Mexico;

  - Mr. Barnes' gift in December 1992 of a $100 paperweight to then Governor of Texas, Ann Richards;

  - Any other instances in which GTECH entertained or gave a gift to a state official (without reimbursement).

In addition, the Texas State Auditor has issued to GTECH a Request for Information, and GTECH is complying with that request.

In March 1997, the Texas Lottery Commission directed its staff to prepare and circulate by June 30, 1997, a request for proposals with respect to the entire Texas Lottery contract currently held by GTECH, as well as requests for proposals for various portions of that contract. However, the Chairman of the Commission has declared that this action is not and should not be deemed an exercise by the Texas Lottery of the termination provision of GTECH's contract, without cause, upon 30 days prior notice. The Texas Lottery Commission has further asserted that it has no obligation to deal with GTECH in good faith with respect to the termination of its contract with the Company, a position with which GTECH strongly disagrees. Pursuant to the amendment to GTECH's contract executed in April 1996 which extended the term of the contract for five years, the Company is making major capital investments of more than $20 million and has incurred significant related expenses. (See Note E to Consolidated Financial Statements and Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.) The Texas Lottery contract is GTECH's largest, accounting for approximately 16% of GTECH's total revenues in fiscal 1997 and a significant percentage of operating income. GTECH is pursuing all available options to ensure that its contract, amended to extend through August 2002 and negotiated in good faith with the Texas Lottery, is honored.

In April 1997, Nora Linares, the former Executive Director of the Texas
Lottery Commission, filed suit against GTECH and James Hosker, the Company's Texas Site Director (captioned Nora Alicia Linares v. GTECH Corporation and James Hosker, et al.), in the District Court of Travis County, Texas (261st Judicial District). Ms. Linares, who had been terminated as Executive Director of the Texas Lottery Commission in January 1997, alleges that GTECH, in violation of Texas State Law and its lottery contract with the State of Texas, tortiously interfered with her employment relationship with her former employer by, among other things, hiring Michael Moeller as a consultant, and intentionally inflicted emotional distress upon her. Ms. Linares seeks both a declaratory judgment setting forth the rights, duties and responsibilities which GTECH owes to public officials such as Ms. Linares, as well as actual and exemplary damages from GTECH. GTECH believes that this lawsuit is without merit and is defending itself (and Mr. Hosker) vigorously. On May 2, 1997, GTECH filed a notice of removal in the Austin Division of the United States District Court for the Western District of Texas, seeking to have the case transferred from the state court to the federal court.

As previously publicly reported, in December 1995, Richard Branson filed suit in the United Kingdom's High Court of Justice (Queen's Bench Division) against GTECH U.K. Corporation, a subsidiary of the Company, and Robert Rendine, its press spokesman (captioned Richard Branson v. GTECH U.K. Corporation and Robert Rendine), and in January 1996, Mr. Branson filed suit in this same court against the Company's Chairman, Guy B. Snowden (captioned Richard Branson v. Guy Snowden), alleging in both cases that the defendants had libeled Mr. Branson in responding to certain allegations which had been made by Mr. Branson. Mr. Branson, whose consortium in 1994 lost the bid to operate the United Kingdom National Lottery, had alleged in a television program broadcast in the U.K.
in December 1995 that Mr. Snowden had offered him an inducement in September 1993 not to bid for the U.K. lottery contract. Mr. Snowden and the Company have categorically denied Mr. Branson's allegations. In addition, Mr. Snowden filed suit in January 1996 in the U.K. against Mr. Branson alleging that Mr. Branson's televised allegations libeled Mr. Snowden. The Director General of the U.K. Lottery subsequently appointed Anne Rafferty Q.C. to conduct an inquiry into Mr. Branson's allegations that Mr. Snowden had attempted to bribe him. In July, 1996 a report setting forth the results of Ms. Rafferty's inquiry was made public. That report found no evidence supporting Mr. Branson's allegations that Mr. Snowden had attempted to bribe him. The trial on these matters currently is scheduled to commence in January 1998, and the Company intends to defend its Chairman, subsidiary and press spokesman vigorously against Mr. Branson's claims. Moreover, Mr. Snowden intends to pursue his claim against Mr. Branson.

                     Investments in Racimec and Transactive

The  Company  has   substantial   investments   in  its   subsidiaries,
Transactive and Racimec Informatica Brasileira S.A. ("Racimec") which were not profitable in fiscal 1997. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and Note E to Consolidated Financial Statements for information concerning the Company's investments in Transactive and Racimec.

The prospects for the Company's electronic benefits transfer ("EBT") business may be adversely affected by recently enacted federal legislation which endorses efforts of the U.S. Department of Treasury to permit only certain large, federally-insured banks to participate in the procurement process for EBT systems and services. In March 1995, the Department of Treasury issued an Invitation to Express Interest ("IEI") by which it solicited a full range of EBT services on behalf of a coalition of states known as the Southern Alliance of States (the "SAS"). In March 1995, Transactive sued the United States and the Department of Treasury in the U.S. District Court for the District of Columbia in connection with this IEI because the only "financial agents" permitted to respond to the IEI were certain large, federally-insured financial institutions. Transactive appealed an adverse determination by the U.S. District Court to the U.S. Court of Appeals for the District of Columbia Circuit which ruled in August 1996 that Treasury's use of the IEI process in which only federally-insured banks may participate to select an EBT vendor for the SAS states was unlawful under the federal Administrative Procedure Act. In September 1996, however, the President signed into law an "omnibus appropriations bill" which appears to nullify the U.S. Court of Appeals' August 1996 decision. The law purports to authorize Treasury to continue with the existing EBT pilot for the SAS, including its designation of a Transactive competitor as a financial agent of the Government, and appears to insulate many aspects of the EBT pilot from judicial review. More importantly, the bill authorizes Treasury prospectively to procure EBT services, including the distribution of state administered benefits subject to applicable state consents, by financial agents determined in accordance with any process the Secretary of the Treasury deems appropriate. To date, Treasury has not acted under this legislation to procure EBT services for state-administered benefits.

In addition, the prospects for the Company's EBT business may be adversely affected by federal welfare reform, and similar initiatives of states to reduce the rolls of those eligible to receive government benefits. To the extent such efforts are successful, compensation received by providers of EBT systems and services, which is typically calculated on a per-recipient basis, is likely to be reduced.

                   Fluctuation of Quarterly Operating Results

The Company has experienced and may continue to experience significant fluctuations in operating results from quarter to quarter due to such factors as the amount and timing of product sales, the occurrence of large jackpots in lotteries (which increase the amount wagered and the Company's revenue) and expenses incurred in connection with lottery start- ups and other new ventures.

                       Liquidated Damages Under Contracts

The Company's lottery and EBT contracts typically permit termination of the contract at any time for failure of the Company to perform and for other specified reasons and generally contain demanding implementation schedules and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of the Company's lottery contracts permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which the Company would be entitled should such termination occur. Certain of the Company's United States lottery contracts have contained provisions for up to $700,000 a day in liquidated damages for late system start-up and provide for up to $10,000 or more in penalties per minute for system downtime in excess of a stipulated grace period, and certain of the Company's international customers (most notably the United Kingdom's National Lottery) similarly reserve the right to assess substantial monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in the Company's lottery contracts present an ongoing potential for substantial expense. Liquidated damages are generally deducted directly from revenues the Company has otherwise earned from the lottery authorities and are budgeted by the Company on an annual basis. Lottery contracts generally require the vendor (i.e., the Company) to post a performance bond, which in some cases may be substantial, securing the vendor's performance under such contracts.

EBT contracts may also provide for significant liquidated damages and termination penalties to be assessed against vendors in certain circumstances. For example, Transactive's EBT contract with the Texas Department of Human Services provides for liquidated damages of up to $250,000 per day in certain circumstances.

Liquidated damages paid or incurred by the Company with respect to its contracts equaled 0.42%, 0.53%, 0.50%, 0.23% and 0.25% of annual revenues in each of the five fiscal years ending February 1993 through 1997, respectively.

Significant Developments Since the Start of Fiscal 1997

                          Lottery Awards and Contracts

Since the start of fiscal 1997 (which ended on February 22, 1997), the Company has received a number of service contract awards and extensions from lottery authorities.

New On-Line Customers.  During fiscal 1997, the Company received awards from two new on-line lottery customers. In January 1997, a contract to provide on-line lottery services and technology to Caixa Economica Federal ("CEF"), the financial institution which runs Brazil's National Lottery, was awarded to
Racimec Informatica Brasileira S.A. ("Racimec"), the Company's Brazil subsidiary, following a competitive bid. It is expected that the National
Lottery, which is to be gradually converted from CEF's existing off-line lottery, will upon full conversion be among the world's largest on-line lottery systems with more than 10,000 terminals. The four-year facilities management contract may be extended by CEF for up to four additional years. In June 1996, the New Mexico lottery authority selected the Company to provide equipment and services for the first on-line lottery system in New Mexico. The New Mexico lottery represents the thirty-eighth government-authorized lottery in the United States and the first new on-line lottery start-up in the United States since 1994. The New Mexico lottery commenced on-line lottery sales in October 1996 and the Brazil National Lottery commenced on-line lottery sales in May 1997 with approximately 400 terminals.

In addition, in July 1996, the Washington State lottery authority commenced on-line sales under a lottery system provided under its September 1995 agreement with the Company. In June 1995, the Company had been selected to provide on-line lottery equipment and services to the Washington State lottery upon the expiration of the lottery authority's then-existing contract with a competitor of the Company.

Other New On-Line  Contracts and Extensions.  Since the start of fiscal
1997, the Company was awarded new on-line service contracts by, or received contract extensions from, a number of its existing customers. In June 1996, the Company was selected by the New Jersey lottery authority to supply, operate and maintain a new on-line lottery system for New Jersey and signed a one-year agreement to provide equipment and services to the Arizona lottery authority. The Arizona contract, which was signed on an emergency basis, became effective upon early termination of the lottery authority's contract with its former supplier, and may be extended for an unlimited number of ninety-day extensions at the lottery authority's option. The New Jersey lottery commenced on-line sales on the new system in November 1996, and the Arizona lottery commenced on-line sales on the new system in July 1996.

In addition, during fiscal 1997, the lottery authorities of Oregon, Wisconsin, Kansas and Rhode Island awarded new on-line lottery contracts to the Company, and the lottery authorities of California and Illinois extended the terms of their on-line lottery contracts with the Company. The Wisconsin lottery commenced on-line sales in May 1997. The Oregon lottery is currently scheduled to commence on-line sales in November 1997, and the Kansas and Rhode Island lotteries are both currently scheduled to commence on-line sales in October 1997. In April 1996, the Texas lottery authority agreed to amend its lottery contract with the Company so as to extend the term of the contract for five additional years (i.e. through August 2002). Under the terms of the contract amendment, the Company is required to replace the existing Texas lottery central computer system, upgrade the lottery's software, construct a new satellite hub and provide additional terminals. The amendment annually reduces over its five-year term the percentage rate of the Texas Lottery's revenues which the Company is to receive as compensation under its agreement with the Texas lottery authority. The Texas Lottery Commission has subsequently voted to rebid the Company's lottery contract and has announced its intention to circulate requests for proposal by June 30, 1997. The Company is pursuing all available options to insure that its contract extension is honored. See "Maintenance of Business Relationships and Certain Legal Matters" herein.

After the close of fiscal 1997, the Kentucky lottery authority entered into a new five-year contract with the Company under which the Company will provide on-line services and equipment. The Company, which has been providing on-line services and equipment for the Kentucky lottery authority continuously since 1989, was invited to negotiate a new contract after the Kentucky lottery authority accepted a competitor's withdrawal of its proposal.

Product Sales Contracts. During fiscal 1997, the Company also entered into several new product sales contracts.

In June 1996, the Company announced that it had been awarded a product sales contract to replace the entire on-line lottery terminal network for the Lotteries Commission of Western Australia, and that it had signed a contract to sell lottery equipment, including terminals, to Software de Juegos, which supplies on-line lottery products and services to the provincial lottery of Buenos Aires, Argentina. In December 1996, the Massachusetts lottery authority, which has been operating its own on-line system since 1981, entered into an agreement with Digital Equipment Corporation, with the Company as its primary subcontractor, under which the Company provides on-line products and services to the Massachusetts lottery authority. In December 1996, the Company also announced that it had entered into a product sales agreement with AB Tipstjanst, its lottery customer in Sweden, under which it will sell an on-line central system and related software. The contract also requires the Company to provide software development and maintenance services to the Swedish lottery authority.

After the close of fiscal 1997, the Company entered into a new product sales contract to provide on-line lottery equipment and services for the New Zealand Lottery Commission. The contract also includes a five-year services agreement under which GTECH will provide system and terminal maintenance.

                       Benefits Delivery Systems Awards and Contracts

The Company in recent years has sought to build upon its expertise in providing secure, high volume transaction processing systems and services for governmental authorities through its involvement in the emerging government benefits delivery industry. Through Transactive, the Company is active in the business of providing government benefits delivery systems and services.

In November  1996,  the Company  announced  that  Transactive  had been selected to negotiate a contract to supply equipment and services for an electronic benefit transfer ("EBT") system to the Mississippi Department of Human Services. When final, the contract is expected to have a five-year term, subject to extension by Mississippi for up to two additional years. Upon statewide implementation, it is presently expected that the EBT system will serve approximately 175,000 households through more than 3,800 retailer locations. The selection of Transactive has been protested by a competing bidder for the contract award, and the protest was heard in April 1997, but no decision has been rendered to date. As a result of the protest proceedings, Transactive and the Mississippi Department of Human Services have not yet begun negotiating the EBT contract. Transactive believes that its selection was proper and that the protest will be rejected.

In December 1996, the Company announced that Transactive had been selected to negotiate a contract to supply equipment and services for an EBT system to the Indiana Family and Social Services Administration. Negotiation of that contract is ongoing. When final, the contract is expected to have a five-year term, subject to extension by the State for up to two additional years.

The Company acquired a contract to provide an on-line system and services for the distribution of public assistance funds and food stamps for the Human Resources Administration of the City of New York ("HRA") in August 1993. Transactive continues to provide this system and services to HRA pursuant to an extension of its contract which was originally to expire on December 31, 1996. Transactive and HRA are negotiating a new contract pursuant to which it shall continue to provide such system and services at least through June 30, 1998, subject to extension by HRA through December 1999. The State of New York (the lead state of the Northeast Coalition of States), through its Department of Social Services ("DSS") entered into an EBT contract with a competitor of Transactive in April 1996 (the "DSS EBT Contract"). As previously publicly reported, if this award becomes final, HRA's program of delivering public assistance funds and food stamps will likely be subsumed within the New York State program and Transactive's contract, which is profitable, will likely terminate as a result. In June 1996, Transactive filed a petition in the New York State Supreme Court against DSS, the competitor and others, seeking to overturn award of the DSS EBT Contract. In April 1997, the Court annulled and declared void the DSS EBT Contract (as well as all other contracts that resulted from the RFP issued by DSS on behalf of the Northeast Coalition of States) and in May 1997, both DSS and the contracting EBT system vendor appealed the Supreme Court's decision to the New York State Court of Appeals. Transactive will vigorously defend the appeal of the Supreme Court's judgment.

                                    Dreamport

During  fiscal  1997,  Dreamport,   the  Company's  non-lottery  gaming
subsidiary, announced that it had entered into two strategic relationships to develop and exploit markets for video lottery products and services. In September 1996, International Game Technology ("IGT") and Dreamport announced the launch of IGDreamport, a joint venture that will pursue opportunities in the emerging public video lottery gaming market. IGDreamport will develop, improve and market video lottery technology, games and services designed to expand the product offerings available to government sponsored lotteries worldwide. In addition, in January 1997, Dreamport announced the formation of a joint venture with IGT and Sodak Gaming, Inc. for the purposes of facilitating the development, support, supply and operation of video gaming operations in Brazil. Under the joint venture agreement, the three companies will conduct business through a Brazilian entity and will share equally in the expenses, profits and investment funding of the joint venture.

In August 1996, Dreamport and Full House Resorts, Inc. announced the opening of Midway Slots and Racebook, a gaming and entertainment facility at Harrington Raceway, Dover, Delaware, jointly developed by the two companies.

                                    Worldserv

In October 1996, Worldserv, the Company's network communications subsidiary, announced that it had signed a network installation and maintenance services contract with VeriFone, Inc., the world's leading provider of credit and debit card point of sale systems. Under the terms of the agreement, Worldserv is to provide a variety of network communications management services supporting a new digital point-of-sale product developed by VeriFone.

                               Other Developments

The Company strengthened its management team with the appointment, announced in February 1997, of Paul Daly as Vice President, Compliance. Mr. Daly, who joined the Company after a distinguished 30-year career with the Federal Bureau of Investigation, is responsible for management of the Company's worldwide compliance relationships, overseeing all compliance policies and programs and insuring that the Company's legal and contractual security requirements are met.

Lottery Industry

Statements  relating to the lottery  industry  contained in this Report are based on information compiled by the Company, or derived from independent public sources which the Company believes to be reliable. No assurance can be given, however, regarding the accuracy of such statements. In general, there is less publicly-available information concerning the international lottery industry than the lottery industry in the United States.

Lotteries are operated by state and foreign governmental authorities and their licensees in approximately 170 jurisdictions worldwide. Governments have authorized lotteries primarily as a means of generating non-tax revenues. In the United States, lottery revenues are frequently designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on their lotteries as revenues from lottery ticket sales are often a significant source of funding for these programs.

Although  there are many types of lotteries in the world it is possible to categorize government authorized lotteries in two principal groups: on-line lotteries and off-line lotteries. An on-line lottery is conducted through a computerized lottery system in which lottery terminals are connected to a central computer system, typically by dedicated telephone lines. An on-line lottery system is generally utilized for conducting games such as lotto, sports pools, keno and numbers, in which players make their own selections. Off-line lotteries feature lottery games which are not computerized including traditional off-line lottery games and instant ticket games. Traditional off-line lottery games, in which players purchase tickets which are manually processed for a future drawing, generally are conducted only in international jurisdictions. Instant ticket games, in which players scratch off a coating from a pre-printed ticket to determine if it is a winning ticket, are conducted both internationally and in the United States.

In general, on-line lotteries generate significantly greater revenues than both traditional off-line lottery games and instant ticket games. In addition, there are several other advantages to on-line lotteries as compared to traditional off-line lotteries. Unlike traditional off-line lottery games, wagers can be accepted and processed by an on-line lottery system until minutes before a drawing, thereby significantly increasing the lottery's revenue in cases in which a large prize has attracted substantial wagering interest. On-line lottery systems also provide greater reliability and security, allow a wider variety of games to be offered and automate accounting and administrative procedures which are otherwise manually performed.

Typically, approximately 50% of the gross revenues of an on-line lottery in the United States is returned to the public in the form of prizes. Approximately 35% is used by the state to support specific public programs or as a contribution to the state's general funds. The remaining 15% is generally used to fund the operations of the lottery, including the cost of advertising, sales commissions to point-of-purchase retailers and service fees to vendors such as GTECH.

From 1971 through 1996, total annual lottery ticket sales in the United
States grew from approximately $147.5 million to approximately $34.6 billion, although the level of ticket sales in certain jurisdictions has tended to level off or decrease slightly in the last few years. Most of the growth in ticket sales has occurred in the on-line portion of the lottery business which accounted for approximately 60% of total lottery ticket sales in 1996.

There are currently 38 jurisdictions operating on-line lotteries in the
United States.  Implementation of lotteries in other jurisdictions,  will depend
upon  successful  completion  of  legislative,   regulatory  and  administrative
processes.

Outside the United States, government operated or licensed lotteries have a long history, and many of the major countries in the world have some type of lottery, most of which are off-line. The international on-line lottery industry has experienced significant growth. Since 1977, when there were no on-line lotteries operating outside of the United States, 77 international jurisdictions have implemented on-line lottery systems. A number of other international jurisdictions, principally in Europe, Asia and Latin America are currently considering the implementation of on-line lotteries.

On-Line Lottery Contracts

The Company generally conducts business under one of three types of contractual arrangements: Facilities Management Contracts, Operating Contracts and Product Sales Contracts. Under a typical Facilities Management Contract, the Company installs, operates and maintains a lottery system, while retaining ownership of the lottery system. These contracts generally provide for service fees directly from the lottery authority to the Company based on a percentage of on-line lottery ticket sales. Under an Operating Contract, the Company generally provides the same services as under a Facilities Management Contract, but sells the lottery system and licenses the computer software to the lottery authority. Ongoing service fees to the Company under an Operating Contract are usually based on a percentage of lottery ticket sales. Under a Product Sales Contract, the Company sells, delivers and installs a turnkey lottery system or lottery equipment and licenses the computer software for a fixed price, and the lottery authority subsequently operates and maintains the lottery system.

The collection of lottery monies, the selection of winners, the financial responsibility for the payment of prizes and the qualification of retail sales agents are usually the sole responsibility of the lottery authority in each jurisdiction in which the Company operates a lottery. The United Kingdom's National Lottery provides an important exception to the general rule. Camelot, a consortium of companies of which the Company is a member, was licensed by the United Kingdom government to operate all aspects of the National Lottery with the exception of proceeds allocation.

                           Facilities Management Contracts

The Company's  Facilities  Management  Contracts  generally require the
Company to install, operate and maintain an on-line lottery system for an initial term, which is typically at least five years and usually contain options permitting the lottery authority to extend the contract under the same terms and conditions for one or more additional periods generally ranging in the aggregate from two to six years. In addition, the Company's customers occasionally renegotiate extensions on different terms and conditions. See "Liquidated Damages Under Contracts" above.

The Company's revenues under Facilities Management Contracts are generally based upon a percentage of gross on-line lottery ticket sales. The level of lottery ticket sales within a given jurisdiction is determined by many factors, including population density, the types of games played and the games' design, the number of terminals, the size and frequency of prizes, the nature of the lottery's marketing efforts and the length of time the on-line lottery system has been in operation.

Under its Facilities Management Contracts, the Company retains title to the lottery system and typically provides its customers with the services necessary to operate and manage the lottery system. The Company installs and commences operations of a lottery system generally within six months after being awarded a Facilities Management Contract and, following the start-up of the lottery system, is responsible for all aspects of the system's operations. The Company typically operates lottery systems in each jurisdiction on a stand-alone basis through the installation of two or more dedicated central computer systems, although in a few instances several jurisdictions share the same central system. In addition, the Company employs a dedicated work force in each jurisdiction, consisting of a site director, marketing personnel, computer and hotline operators, communications specialists and customer service representatives who service and maintain the system.

Under certain of the Company's Facilities Management Contracts the lottery authority has the right to purchase the Company's lottery system during the contract term at a predetermined price, which is calculated so that it exceeds the Company's net book value of the system at the time the right is exercisable. The Company's role with respect to the continued operation of a lottery system in the event of the exercise of such a purchase option is not specified in such contracts and thus would be subject to negotiation. Under many of the Company's Facilities Management Contracts, the lottery authority also has the option to require the Company to install additional terminals and/or add new lottery games. Such installations may require significant expenditures by the Company. However, since the Company's revenues under such contracts generally depend on the level of lottery ticket sales, such expenditures have generally been recovered through the revenues generated by the additional equipment or games and revenues from existing equipment.

Under a number of the Company's lottery contracts (including the Georgia, New York, Texas and United Kingdom contracts), in addition to providing, operating and maintaining the on-line lottery system in these jurisdictions, GTECH is providing a wide range of support services and equipment for the lottery's instant ticket games, such as marketing, distribution and automation of validation, inventory and accounting systems, for which it receives fees based upon a percentage of the revenues of the instant ticket games.

Revenues from Facilities Management Contracts are accounted for as service revenues in the Company's Income Statements.

The table below sets forth the lottery authorities with which the Company had Facilities Management Contracts as of May 5, 1997. Unless otherwise indicated, the Company is the sole supplier of central computers and terminals and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of May 5, 1997, the approximate number of terminals installed in each jurisdiction.

                                                   Facilities Management Contracts
                                                                                                                      Current
                     Approximate No. of Lottery      Date of Commencement of      Date of Expiration of Current      Extension
Jurisdiction           Terminals Installed(1)           Current Contract                  Contract Term               Options*

United States:
Arizona (2)                    2,355                           5/96                             7/97                 --
California (3)                 7,057                          10/93                            10/03                 --
Colorado                       2,335                           3/95                            10/00                 2 two-year
D.C. (4)                         585                           5/95                            11/99                 --
Georgia                        5,739                           4/93                             9/98                 5 years
Illinois                       6,521                           2/89                            10/99                 1 one-year
Indiana                        3,875                           3/90                             6/98                 1 one-year
Iowa                           1,489                           4/91                             6/01                 1 two-year
Kansas (5)                     1,665                           1/88                             6/97
Louisiana                      2,672                          11/91                             1/98                 4 years
Maine(6)                       1,089                           7/90                             6/00                 --
Michigan                       6,037                           4/88                             1/99                 --
Missouri                       2,486                           7/96                             7/01                 1 two-year
Nebraska                         781                           4/94                             6/00                 1 four-year
New Hampshire(6)                 954                           7/90                             6/00                 --
New Jersey                     5,108                           6/96                             6/01                 5 years
New Mexico                     1,001                           6/96                            11/03                 5 one-year
New York                      11,924                           2/93                             2/99                 3 one-year
Ohio                           3,105                          10/93                             6/99                 1 two-year
Oregon                         2,861                          12/96                            10/04                 3 one-year
Rhode Island                     897                           1/97                             7/02                 5 one-year
Texas(6)                      14,282                           3/92                           8/02(6)                --
Vermont(7)                       460                           7/90                             6/00                 --


                                                                                                                  Current
                       Approximate No. of Lottery      Date of Commencement of        Date of Expiration of       Extension
Jurisdiction             Terminals Installed(1)            Current Contract           Current Contract Term       Options*
------------             ----------------------            ----------------           ---------------------       --------

Washington State                 2,188                           9/95                          6/01             3 years
West Virginia                    1,360                           2/92                          6/00             2 one-year
Wisconsin (8)                    3,095                           5/89                          5/97             --
                                 -----
    Subtotal                    91,921


International:
Barbados
-T.L. Lotteries                   194                           10/94                          1/00             2 one-year
Brazil (9)
-National
   Lottery (9)                    (9)                            (9)                           (9)              (9)
-Minas Gerais                     436                           10/94                         10/00             (9)
-Parana                           518                            8/94                          8/98             (9)
-Santa Caterina                   177                            5/95                          5/00             (9)
-FGFS Sports Club                  42                           11/94                         11/99             (9)
Chile
-Polla Chilena de                1,684                          12/93                          8/99             --
Beneficencia S.A.
Czech Republic
-SAZKA                           2,190                          10/92                          (10)             (10)
Estonia
-Ras Eesti Loto                   450                            1/94                          1/06             (11)
Ireland
-An Post Nat'l                   2,016                           3/93                          3/00             (12)
Lottery Company
Lithuania
-OLIFEJA                          467                           12/94                         12/09             (13)
Poland
-Totalizator                     3,591                           3/91                          3/98             (14)
Sportowy
Puerto Rico
-Loteria                         1,831                           4/90                         11/98             --
Electronica de
Puerto Rico
Slovakia
-TIPOS, a.s.                      901                            (15)                          (15)             --




                                                                                                                     Current
                        Approximate No. of Lottery    Date of Commencement of     Date of Expiration of Current     Extension
                          Terminals Installed(1)          Current Contract                Contract Term              Options*

Jurisdiction
Spain
-Loto Catalunya                   1,501                        10/87                         10/97                     (12)
Trinidad & Tobago
-National Lotteries                 564                        12/93                          7/99               5 one-year
Control Board
United Kingdom
-The National                    23,750                        7/94                           9/01                   --
Lottery (16)
Venezuela (17)
-Loteria de Caracas                 494                        4/93                           4/98               1 five-year
-Loteria de Oriente                                            6/89                           6/99                     (12)
-Loteria de Zulia                                              12/90                         12/00                     (12)

                                 --------

Subtotal                         40,806

Total Terminals
Installed                       132,727

                      -------------------------------

* Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

  (1) Total does not include instant ticket validation terminals.

  (2) The Arizona lottery authority may renew its contract with the Company for ninety (90) day intervals

  (3) In addition, the Company is a subcontractor to High Integrity Systems, Inc. ("HISI"), which has a contract with the California lottery authority to install and maintain 6,000 terminals using HISI's proprietary dial-up technology for on-line and instant ticket sales and validation.

  (4) Operated by Lottery Technology Enterprises, a joint venture in which the Company has a 40% interest.

  (5) The Company has entered into a new contract with the Kansas lottery authority that commences in July 1997 and expires in June 2002. There are two different extension options of three-years and two-years.

  (6) The Texas lottery authority, which in April 1996 agreed to amend its lottery contract with the Company so as to extend the term of the contract through August 2002, has subsequently voted to rebid the Company's contract. See "Significant Developments Since the Start of Fiscal 1997" and "Maintenance of Business Relationships and Certain Legal Matters" above.

  (7) The Maine, New Hampshire and Vermont lottery authorities share a central computer system.

  (8) The Wisconsin Lottery Authority has awarded a new contract to the Company effective May 1997 for five (5) years with options to extend for two (2) one-year periods. The contract is in negotiation.

  (9) Operated by Racimec, a Brazilian company in which the Company owns all voting stock. In January 1997, Racimec signed a contract to provide on-line lottery services and products to Caixa Economica Federal ("CEF") Latin America's largest financial institution which runs Brazil's National Lottery. It is anticipated that the National Lottery will eventually become one of the world's largest on-line systems with more than 10,000 terminals nationwide. On-line lottery sales commenced in May 1997 with approximately 400 terminals. The Company's contract with CEF has a four-year base term. Each of the Brazilian agreements may be extended, at the option of the respective lottery authority, for one or more extension terms not to exceed, in aggregate, the duration of the base term.

 (10) The contract with the Czech Republic lottery authority runs until seven years after the installation of the 2,500th terminal or three years after the installation of any terminals after the 3,000th terminal, whichever is later.

 (11) The Company's contract with Ras Eesti Loto provides for an automatic three-year extension, in certain circumstances, and an indefinite number of one-year extension options.

 (12) The contracts with the lottery authorities of Ireland, Spain (Loto Catalunya) and Venezuela (Loteria de Oriente and Loteria de Zulia) may either be extended for any period mutually acceptable to the Company and the respective lottery authority or continue indefinitely until termination by the respective lottery authority.

 (13) The  Company's   contract  with  the  Lithuanian  lottery  authority
      automatically extends from year-to-year unless either party gives timely notice of non-renewal.

 (14) The term of the Company's contract with the Polish lottery authority automatically renews for an indefinite number of one-year extension periods thereafter unless either party gives timely notice of non-renewal.

 (15) The Company's agreement with SPORTNIKE a.s. expired in July 1995 upon termination of SPORTNIKE'S license to conduct a lottery in Slovakia. Since then, the Company has been operating the system for, and in March 1996 entered into a definitive agreement with, TIPOS a.s., the current license holder. The Company's contract with TIPOS expires seven years after the installation of the 1,000th terminal on the system.

 (16) Operated by Camelot Group plc, a consortium in which the Company holds a 22.5% equity interest, on a facilities management basis. The Company also sells equipment to Camelot Group plc for use by The National Lottery.

 (17) The Venezuela lottery authorities share the same central computer system.

                                  Operating Contracts

Under an Operating Contract, the Company generally operates and maintains the lottery system and provides on-going software support services in the same manner as under a Facilities Management Contract, except that the Company sells the lottery system and licenses the software to the lottery authority at the beginning of the contract rather than retaining ownership of the system. Ongoing service fees to the Company under its Operating Contracts are usually based on a percentage of lottery ticket sales. The initial contract term, extensions, rebidding processes and termination rights for Operating
Contracts are generally substantially the same as those under Facilities Management Contracts.

Revenues from sales of lottery systems and equipment under Operating Contracts are accounted for as product sales revenue, and services provided under such contracts are accounted for as service revenues on the Company's Income Statements.

The table below sets forth the lottery authorities with which the Company had Operating Contracts as of May 5, 1997. Unless otherwise indicated, the Company is the sole supplier of lottery equipment and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of May 5, 1997, the approximate number of terminals installed in each jurisdiction.

                                       Operating Contracts

                                        Approximate No. of     Date of Commencement   Date of Expiration of   Current Extension
                                        Lottery Terminals       of Current Contract   Current Contract Term       Options*
Jurisdiction                               Installed(1)

United States:
Idaho                                             691                    3/90                   2/99              1 one-year
Kentucky(2)                                     2,774                  10/89(2)                  (2)                  --
                                                -----
  Subtotal                                      3,465

International:
Argentina
-Loteria National Sociedad del Estado             786                    11/93                  4/01              1 two-year
Denmark                                         2,816                    9/95                   1/00                  --
-Dansk Tipstjanst(3)

The Netherlands
-Stichting de Nationale                         3,113                    12/91                  12/98                 (5)
Sporttotalisator(4)
Turkey
-Turkish National Lottery                       1,330                    2/96                   11/01                 (6)
                                                -----
  Subtotal                                      8,045
                                                =====
Total Terminals Installed                      11,510



* Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1)     Total does not include instant ticket validation terminals.

(2) In April 1997, the Company entered into a facilities management contract to provide a new lottery system to the Kentucky lottery authority. The new contract has an initial term of five years.

(3) The Denmark lottery authority has exercised an option to assume responsibility for the operation and maintenance of the lottery system.

(4) The Company has entered into a Memorandum of Understanding with CGK Computer Gesellschaft Konstanz mbH which has the contract with the Netherlands lottery authority. The Netherlands lottery authority operates the system and maintains all terminals. The Company performs all software maintenance, except terminal application maintenance. The Company also provides spare and repair parts.

(5) The contract may either be extended for any period mutually acceptable to the Company and the lottery authority or continues indefinitely until termination by the lottery authority.

(6) The term of the contract with the Turkish lottery authority shall automatically renew for successive one-year extension terms unless either party gives timely notice of non-renewal. In addition, the Turkish lottery authority has the option to assume responsibility for the provision of certain lottery services at any time after the second anniversary of system start-up.

                               Product Sales Contracts

      The Company sells, delivers and installs on-line lottery systems for a fixed price under Product Sales Contracts. The Company also sells additional terminals and central computers to expand existing systems and/or replace existing equipment under Product Sales Contracts.

      In connection with its Product Sales Contracts, the Company generally designs the lottery system, trains the lottery authority's personnel and provides other services required to make the system operational. The Company also generally licenses its software to its customers for a fixed additional fee.

      Historically, product sales revenues have been derived from the installation of new on-line lottery systems and the sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions at times has resulted in variability in product sales revenues from quarter to quarter. See Item 7--"Management's Discussion and Analysis of Financial Conditions and Results of Operations."

      The table below lists certain of the Company's direct and indirect customers that have purchased lottery terminals and other on-line lottery equipment from the Company since March 1, 1991. The Company has found the size and timing of product sales often difficult to predict and has experienced variability in product sales revenues from period to period.

            Argentina            --National Lottery of Argentina
            Argentina            --Provincial Lottery of Buenos Aires
            Australia            --Lotteries Commission of South Australia
            Australia            --Lotteries Commission of Western Australia
            Australia            --Tattersall Sweep Consultation
            Australia            --Lotteries Commission of West Australia
            Austria              --Osterreichische Lotto Toto Gesmbh
            Belgium              --Loterie Nationale de Belgique
            Canada               --Atlantic Lottery Corporation
            Canada               --British Columbia Lottery Corporation
            Canada               --Ontario Lottery Corporation
            Canada               --Western Canada Lottery Corporation
            Canada               --Saskatchewan Gaming Commission
            Finland              --Oy Veikkaus AB
            Germany              --Sachsiche Lotto-GmbH
            Germany              --Lotterie Treuhandgesellschaft Mbh Thuringen
            Iceland              --Islensk Getspa
            Iceland              --Islenskar Getraunir
            Malaysia             --Pan Malaysian Pools
            Malaysia             --Lotteries Corporation (Sabah) Sdn. Bhd.
            Malaysia             --Sports Toto Malaysia Bhd.
            Massachusetts       -- Massachusetts State Lottery Commission
            New Zealand          --New Zealand Lotteries Commission
            Singapore            --Singapore Pools (Pte) Ltd.
            Spain                --Sistemas Tecnicos de Loterias del Estado
            Sweden               --AB Tipstjanst
            Switzerland          --Sport-Toto Gesellschaft
            Switzerland          --Loterie de la Suisse Romande
            United Kingdom       --The National Lottery

Contract Award Process

In the United States, lottery authorities generally commence the contract award process by issuing a request for proposals inviting proposals from various lottery vendors. The request for proposals usually indicates certain requirements specific to the jurisdiction, such as particular games which will be required, particular pricing mechanisms, the experience required of the vendor and the amount of any performance bonds that must be furnished. After the bids have been evaluated and a particular vendor's bid has been accepted, the lottery authority and the vendor generally negotiate a contract in more detailed terms. Once the contract has been finalized, the vendor begins to install the lottery system.

After the  expiration of the initial  contract term and all  extensions thereof, a lottery authority in the United States generally may either negotiate further extensions or commence a new competitive bidding process.
Internationally, lottery authorities do not typically utilize as formal a bidding process, but rather negotiate proposals with one or more potential vendors.

The Company's marketing efforts for its lottery products and services frequently involve top management in addition to the Company's professional marketing staff. These efforts consist primarily of marketing presentations to the lottery authorities of jurisdictions in which requests for proposals have been issued.

Marketing of the Company's lottery products and services to lottery authorities outside of the United States is often performed in conjunction with licensees and consultants with whom the Company contracts for representation in specific market areas. Although neither a condition of their contracts with the Company nor a condition of their contracts with lottery authorities, such licensees and consultants often agree with the Company to provide on-site services after installation of the on-line lottery system.

Pursuant to a 1990 Distributorship and License Agreement (the "D&L Agreement") between the Company and CGK Computer Gesellschaft Konstanz mbH ("CGK"), a subsidiary of Siemens AG, the Company granted to CGK the exclusive right to distribute, service, sell and market the Company's on-line lottery systems and components in Austria, Belgium, Germany, the Netherlands, and Switzerland. Under this Agreement, the parties entered into a separate Memorandum of Understanding ("MOU") for each lottery to which CGK submitted a proposal, setting forth each party's rights and obligations under such proposal. As of the start of fiscal 1996, CGK and the Company had entered into MOU's with respect to lotteries in Austria, Belgium, the Netherlands, Switzerland and the German State of Saxony. The Company's role under such MOUs range from providing terminals and terminal application software (Austria and Switzerland), to providing the entire lottery central system and terminals (Belgium), to selling the entire lottery system and terminal repair parts to CGK (the Netherlands and Saxony).

After the close of fiscal 1995, the Company conducted a strategic reassessment of its marketing plans for Europe. In light of this, and to provide the Company with greater latitude in dealing with lottery authorities, the Company entered into discussions with CGK to amend the D&L Agreement. As a result of these discussions, CGK and the Company entered into an amendment providing that the D&L Agreement would terminate effective August 1, 1995 with respect to all regions except Germany, the Netherlands and certain regions in Switzerland, and, effective December 31, 1995, the D&L Agreement terminated as to all remaining regions. However, the amendment required CGK and the Company to fulfill their respective obligations under certain existing MOUs and related agreements, and with respect to certain proposals submitted in accordance with the D&L Agreement and outstanding at the time of its termination. Accordingly, in January, 1996, the Company and CGK entered into an MOU, and CGK and Lotterie-Treuhandgesellschaft mbH Thuringen entered into a contract to provide equipment and services for an on-line lottery system in the German State of Thuringen.

The Company generally has a number of bids outstanding for various contracts in the United States and internationally.

From time to time, there are challenges or other proceedings relating to the awarding of lottery contracts.

Products and Services

The Company's lottery systems consist of lottery terminals, central computer systems, systems and communications software and game software, and communications equipment which connects the terminals and the central computer systems. The systems' terminals are typically located in high-traffic retail outlets, such as newsstands, convenience stores, food stores, tobacco shops and liquor stores.

The Company's on-line lottery systems control and perform the following functions: entry of wagers using a terminal's keyboard or a fully-integrated optical mark recognition reader; automatic editing of each wager for correctness by the originating terminal; encryption and transmission of the wager and related data to the central computer installation(s); processing of each wager by the central computers, including entry of the wager into redundant data bases; transmission of authorization for the originating terminal to accept the wager and print a receipt or ticket, winning ticket identification and validation; and administrative functions, including determination of prize pools and generation of management information reports.

The Company's systems are capable of handling in excess of 100,000 transactions per minute, which rate is in excess of the requirements of any of its customers. The basic functions listed above, as well as various optional or custom-designed functions, are performed under internal controls designed for maximum security and minimum processing time. Security is provided through an integrated system of techniques, procedures and controls supported by hardware, software and human resources. Individual systems generally have redundant capacity at multiple levels and sophisticated software to ensure continuous service to the customer.

                                  Terminals

The Company designs, manufactures and provides the point-of-sale terminals used in its on-line lottery systems. Currently, approximately 137,000 of its model GT-101/FX terminals, introduced in 1983, its model GT-101/TF terminals, introduced in 1985, and its model GT-401/OI terminals, introduced in 1989, are installed in numerous jurisdictions. All of these terminals use advanced microprocessors and software programs to provide the increased transaction processing performance levels and communications interfaces required in the on-line lottery industry. These terminals are designed to allow customization of application functions to each lottery's specifications, including optical mark recognition, ticket graphics printing, user and customer display options and other application functions. The terminals' hardware facilitates independent development of applications programs by the Company. The Company's Spectra(TM) terminal series (GT-401 and 402/OM) first introduced in 1989, is distinguished by its modular internal and external architecture. The modular design provides an enhanced level of flexibility to lottery jurisdictions by permitting them to choose among a variety of options and terminal subsystem configurations, including readers, printers, keyboards, displays, and communications interfaces. As of February 22, 1997, a total of approximately 67,000 Spectra(TM) terminals had been installed in numerous international jurisdictions.

The Company's newest terminal series,  ISYS(TM),  (GT-502),  introduced during fiscal 1996 is an integral, single-unit terminal which features modular subassemblies, high performance ticket printer and playslip reader subassemblies, an easy-to-use design, and a host of new features and technologies. As of February 22, 1997, approximately 14,000 ISYS(TM) terminals had been installed. See "Products and Services Introduced in Recent Years" below.

                                   Software

The Company designs and provides all applications software for its lottery systems. The Company's highly sophisticated and specialized software is designed to provide the following system characteristics: rapid processing, storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load (i.e., to reprogram the lottery terminals from the central computer installation via the communications system to add new games); a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss; and a comprehensive management information and control system. In addition to featuring the aforementioned characteristics, the Company's latest generation software system, PRO:SYS(TM), is based on client server architecture and provides open interfaces which allow for the integration and support of third-party and commercial modules and applications. See "Products and Services Introduced in Recent Years" below.

                                Central Computers

Each of the Company's lottery systems contains one or more central computer sites to which the lottery terminals are connected. The Company's central computer systems are manufactured by Digital Equipment Corporation, Concurrent Computer Corporation and Stratus Computer, Inc. The specifications for the configuration of the Company's central computer installations are designed to provide continuous availability, a high throughput rate and maximum security. Central computer installations typically include: redundant mainframe computers, various peripheral devices (such as magnetic storage devices, management terminals and hard copy printers), and various safety, environmental control and security subsystems (including a back-up power supply), which are all manufactured by third parties, and a microcomputer-based communication and switching subsystem. In addition, the Company supplies management information systems that provide lottery personnel access to important financial and operational data without compromising the security of the on-line system.

                                  Communications

The Company's lottery terminals are typically  connected to the central computer  installations  by  dedicated  telephone  lines  owned or leased by the jurisdiction in which the system is located. Due to the varying nature of telecommunications services available in lottery jurisdictions, the Company has developed the capability to interface with a wide range of communications technologies, including UHF Radio capability (narrow-band and Spread Spectrum), GSAT/VSAT, Microwave, Integrated Services Digital Networking (ISDN), Data Over Voice (DOV), fiber optic and cellular telephone. In Argentina, Barbados, Brazil, the Spanish province of Catalunya, Chile, The Czech Republic, Estonia, Lithuania, Mexico, New Mexico, Poland, Puerto Rico, Slovakia, Trinidad and Tobago and Venezuela, the Company utilizes UHF Radio Data-Link Communications system in lieu of telephone lines to provide a data communications pathway between the lottery terminals and the central computers. The Company also uses this technology in the United States to supplement the existing telephone networks in Ohio, Oregon, Rhode Island, Texas, Washington and the District of Columbia. The Company's GSAT satellite technology makes it feasible to serve large market areas where telephone lines are either unavailable, unreliable or too costly. GSAT currently operates in the United States in remote areas of New Mexico, Texas, Washington, Argentina, Brazil, Chile, Poland and the United Kingdom. The Company has also implemented UHF radio in conjunction with GSAT to further enhance reliability and cost savings in remote areas.

                                    Games

An important factor in maintaining and increasing public interest in lottery games is innovation in game design. The Company's GameScape(TM) group, in conjunction with lottery authorities, utilizes principles of demographics, sociology, psychology, mathematics and computer technology to design customized lottery games which are intended to appeal to the populations served by its lottery systems. The principal characteristics of game design include: frequency of drawing, size of pool, cost per play and setting of appropriate odds. The Company believes that its expertise in game design has enhanced the marketing of its lottery systems and has contributed to increases in the revenues of the Company's customers.

The Company's GameScape(TM) group currently has a substantial number of variations of lottery games in its software library. The Company believes that this game library and the "know how" and experience accumulated by its professionals since the Company's inception make it possible for the Company to meet the requirements of its customers for specifically tailored games on a timely and comprehensive basis.

                                    Marketing

In United States jurisdictions in which the Company has been awarded a lottery contract, the Company is frequently asked to assist the lottery authority in the marketing of lottery games to the public. Such assistance generally includes advice with respect to game design, and promotion and development and distribution of terminals and advertising programs. As part of such assistance, the Company developed "GMark," a computerized marketing analysis system used to determine favorable locations for new lottery terminals. The lottery authorities of California, Georgia, Illinois, Indiana, Kentucky, New York, Ohio and Texas have installed GMark systems, and most other customers contact the Market Research Group at GameScape(TM) from time to time to obtain GMark services.

                                     Warranty

Because the Company retains title to the system under a Facilities Management Contract, no warranty is provided on the Company's products supplied under such contracts. The Company does repair or replace such products as necessary to fulfill its obligations under such contract. There is no standard warranty on products manufactured by the Company. A typical warranty provides that the Company will repair or replace defective products for a period of time (usually one year) from the date a product is delivered and tested. Product warranty expenses for the fiscal years 1997, 1996 and 1995 were not material. The Company typically does not provide a warranty on products it sells that are manufactured by third parties, but attempts to pass the manufacturer's warranty, if any, on to the customer. With respect to computer software, the Company typically modifies its software as necessary so that the software conforms to the specifications of the contract with the customer.

Products and Services Introduced in Recent Years

                                   On-Line Lottery

In recent years, lottery authorities have recognized that by offering new games or products, the lotteries are able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal on-line lottery products and services introduced in recent years are keno, instant ticket support services and BingoVision(TM). In addition, the Company has recently introduced its ISYS(TM) series terminal and PRO:SYS(TM) software system to enhance the functionality and appeal of its existing software and terminal lines.

Keno. While new on-line jurisdictions offer growth by providing access to new players, more mature markets, such as the United States, rely principally upon the introduction of new games to provide growth. One such game introduced by the Company is keno. In keno, players typically choose up to 10 numbers from a field of 80 and attempt to match their numbers against any 20 numbers which are randomly selected by a central computer system. Alternatively, the player may choose up to 10 numbers and wager that none of such numbers will match the 20 numbers randomly selected. This game combines the multiple prize payouts of a lotto-type game with the immediacy of an instant scratch-off lottery game. It is also unique in its play-style and distribution, which decreases the risk that the game will cannibalize existing on-line lottery revenues. Keno is more interactive than typical on-line lottery games and is designed to be played in the company of others. While most lotto and numbers games are found in convenience stores and supermarkets, places visited frequently and often individually, keno outlets are often located in restaurants, taverns and bowling alleys and other social settings which tend to be visited by groups of people.

From the Company's introduction in April 1990 of the first on-line keno game for the Lotteries Commission of South Australia through the end of fiscal 1997, the Company assisted lottery authorities in Belgium, Brazil (Parana, Minas Gerais, Santa Caterina and Goias), California, Kansas, Lithuania, Massachusetts, Oregon, Rhode Island, Catalunya (Spain), Switzerland (La Societe de la Loterie de la Suisse Romande), West Virginia and Venezuela (Loteria de Caracas) in implementing on-line keno games. In fiscal 1996, the Company assisted the New York and Georgia lottery authorities in implementing keno games. Based on the success of keno in these jurisdictions, the Company believes keno will be adopted in other jurisdictions in the next few years.

Keno illustrates the impact that new games can have on lottery revenues. Since the United States introduction of keno in 1991, United States keno revenues have grown significantly, exceeding $1.7 billion and accounting for more than 9% of total United States on-line lottery revenues in 1996. The popularity of keno has led the Company to explore the development of new games based upon keno. Most notably, the Company has developed Keno Plus(TM), a new product that combines expanded keno game characteristics with new hardware and enhanced product support.

Keno has been the subject of legal challenge in California and New York in recent years. In June 1996, the California Supreme Court unexpectedly reversed trial and appellate court decisions and found the California keno game to be a banked game rather than a lottery because it provides for a fixed prize that is not dependent upon the size of the prize pool. Accordingly, the Court concluded that the keno game was not authorized by the California lottery law, and the California State Lottery suspended operation of the keno game in June 1996. In September 1996, the Company announced the launch of a parimutuel monitor game designed by the Company and the California State Lottery as a replacement for the suspended game. Although the new game, like keno, features frequent drawings, its payouts are based upon a prize pool determined by sales rather than by predetermined or fixed amounts. In August 1995, Donald J. Trump filed suit in New York seeking declaratory and injunctive relief to prohibit the New York lottery authority's Quick-Draw Game. To date, Mr. Trump's efforts to obtain such relief have been unsuccessful. See Item 3--"Legal Proceedings" and
Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurances that legal challenges to keno will not be brought in the future in these or other jurisdictions, nor can there be any assurances respecting the results of such legal challenges, if any, upon the operations of keno in jurisdictions serviced by the Company.

Instant Ticket Support Services. The Company provides certain products, systems and services to the instant ticket lottery industry. The Company's on-line support systems for the instant ticket lottery business provide comprehensive functionality, including: instant ticket validation; retailer accounting; inventory control and tracking; ticket stock distribution; electronic funds transfer; finance and sales tracking reports; and marketing support.

In order to automate and increase the security of instant ticket lotteries, the Company developed the GTECH Validation Terminal ("GVT"), a point-of-sale device that facilitates instant ticket validation and provides access to the Company's on-line instant ticket support systems for instant ticket agents who are not part of a lottery's on-line lottery system. The Company also offers add-on validation terminals which attach to its on-line lottery terminals and provide the same functionality as the GVT, while using the existing communications network.

The Company is providing marketing, distribution, on-line validation, inventory control and accounting support services and equipment (but not the printing of the instant tickets) for the Texas lottery's instant ticket games. In addition, the Company currently provides instant ticket support services to lottery authorities in California, Colorado, District of Columbia, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Missouri, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oregon, Rhode Island, Texas, Washington and Wisconsin. Internationally, the Company currently supplies lottery authorities in Australia, Belgium, Chile, Denmark, Finland, Ireland, Netherlands, New Zealand, Spain and the United Kingdom with instant ticket support services.

BingoVision(TM). The Company has recently developed BingoVision(TM), a product line of televised bingo-based lottery games. Players buy tickets from on-line lottery retailers and mark them while following a live, televised game show which includes a draw of numbers.

Through the use of proprietary game-tracking software, the Company is able to display, live, how many at-home players are winners or about to become winners, with each new numbers draw. The Company has implemented BingoVision(TM) in Estonia, Lithuania, the Czech Republic, New Zealand, Slovakia and Belgium and is actively marketing the game to other lottery authorities.

The PRO:SYS(TM)  Software  System.  PRO:SYS(TM) is the Company's latest software  system.  Employing  a  user  friendly  interface,  lotteries  can  use
PRO:SYS(TM) to manage all aspects of their gaming environment, including on-line, instant ticket sales and accounting and video games. Features such as promotions management and information analysis allow lottery authorities to tailor the system to their individual needs. PRO:SYS(TM) was first installed in September, 1994 for Societe de la Loterie de la Suisse Romande, Switzerland. Since that time, the Company has installed PRO:SYS(TM) in systems used by the lottery authorities of Washington, D.C.; Colorado; Idaho; Ontario, Canada; Sachsische Lotto-GmbH in Leipzig, Germany; Washington State; Missouri; Denmark; New Mexico; Massachusetts; New Jersey and Thuringen, Germany and is in the process of installing PRO:SYS(TM) in eight additional jurisdictions. In addition, PRO:SYS(TM) was used as the base architecture for the EBT system installed by the Company under its February 1994 contract with the Texas Department of Human Services. See "Products and Services--Software" above and "Benefits Delivery Systems and Services" below.

The  ISYS(TM)   Terminal  Series.   During  fiscal  1996,  the  Company
introduced its ISYS(TM) terminal series. ISYS(TM) is an integral, single-unit terminal which features modular subassemblies, high performance ticket printer and playslip reader subassemblies, an easy-to-use design, and a host of new features and technologies. The Company believes that ISYS(TM) improves upon previous terminal designs by featuring simplified wager entry via intuitive keyboard and screen formats, improved system status monitoring and the latest instant ticket validator technology. The Company has installed ISYS(TM) in systems used by the lottery authorities of Brazil, Massachusetts, Missouri, New Jersey, New Mexico, Turkey, Washington State, District of Columbia, Wisconsin and W. Australia. See "Products and Services--Terminals" above.

                       Benefits Delivery Systems and Services

The Company in recent years has sought to build upon its expertise in providing secure, high volume transaction processing systems and services for governmental authorities through its involvement in the emerging EBT industry. Through Transactive, the Company is active in the business of providing systems and services for the delivery of government benefits such as food stamps and Aid to Families with Dependent Children benefits. See "Significant Developments Since the Start of Fiscal 1997--Benefits Delivery Systems and Services" and "Factors That May Affect Future Performance" earlier in this Report.

                      Non-Lottery Gaming Products and Services

In November  1994,  the Company  announced  the formation of its Gaming
Group, later incorporated under the name Dreamport, to pursue gaming opportunities other than on-line lottery including video lottery and destination gaming. During fiscal 1996, the Company entered into agreements with Full House to share in the financing and development of Native American and casino gaming ventures. Operations with respect to one such venture, a casino in Coos Bay, Oregon, on Native American lands, featuring approximately 850 video lottery terminals, assorted table games, bingo and keno, commenced in May 1995. In addition, the Company and Full House entered into agreements with Delaware State Fair, Inc. and Harrington Raceway, Inc. in February 1996 to finance and construct a gaming facility at the Delaware State Fairgrounds, Kent County, Delaware. The Harrington Raceway facility, which houses 500 video lottery terminals, opened under the name Midway Slots and Racebook during fiscal 1997. During fiscal 1997, Dreamport also entered into two strategic relationships to develop and exploit markets for video lottery products and services. See "Significant Developments Since the Start of Fiscal 1997--Dreamport."

The Company's video lottery systems combine the security and integrity of the Company's traditional on-line lottery systems with entertainment-based video games. The Company's video lottery systems include a controlling central computer system, multiple video lottery terminals (which the Company acquires from third-party manufacturers), the Company's ticket validation terminals, and a self-diagnostic communications network. Games offered by the Company's video lottery systems include poker, blackjack, keno and bingo and other games. The Company entered the video lottery business during fiscal 1991 and currently provides video lottery products to lottery jurisdictions in Alberta and Saskatchewan, Canada, Oregon and Rhode Island. Currently, video lotteries are operated or are being implemented or tested in six jurisdictions in the United States and ten international jurisdictions. There can be no assurance as to how many jurisdictions will eventually legalize video lottery systems.

                          Communications Network Services

During fiscal 1996, the Company formed its wholly-owned subsidiary, GTECH Worldserv, Inc., to offer network communications services principally to private sector customers. This venture, which is in its start-up phase, offers wide area network design, installation, operation and maintenance services and full local area network administration services, among other services. See "Significant Developments Since the Start of Fiscal 1997--Worldserv" above.

Product Development

The Company devotes substantial resources in order to enhance its present products and systems and develop new products. Products recently developed by GTECH include BingoVision(TM), the ISYS(TM) Terminal Series and the PRO:SYS(TM) Software System.

In fiscal 1997, the Company spent approximately $31.0 million on research and development, as compared to $29.5 million in fiscal 1996 and $28.0 million in fiscal 1995. As of February 22, 1997, the Company (including subsidiaries) had approximately 400 full-time employees, including certain members of senior management, engaged in research and development.

Intellectual Property

Although the Company occasionally seeks patent protection on certain technological developments, the Company generally has not sought to obtain patents on its products, and it is doubtful whether patents could be obtained in many instances. The Company believes that its technical "know-how," trade secrets and the creative skills of its personnel are of substantially more importance to the success of the Company than the benefit which patent protection ordinarily would afford. The Company typically requires customers, employees, licensees, subcontractors and joint venture partners who have access to proprietary information concerning the Company's products to sign non-disclosure agreements, and the Company relies on such agreements, other security measures and trade secret law to protect such proprietary information.

Production, Assembly and Components

The Company and Transactive purchase most of the parts, components and subassemblies (some of which are designed by the Company) necessary for their terminals and other products from outside sources and assembles them into finished products. The Company offers central systems manufactured by Digital Equipment Corporation, Concurrent Computer Corporation and Stratus Computer, Inc. for its lottery systems.

Backlog

The backlog of the Company's orders for sales of its products and services believed by the Company to be firm and the fixed fee portion of service contracts amounted to approximately $266.1 million as of February 22, 1997, as compared to a backlog of approximately $213.2 million as of February 24, 1996. Approximately $138.1 million, or 51.9% of the backlog at February 22, 1997, is not expected to be filled during fiscal 1998. Not included in such backlog are amounts which are payable to the Company under its lottery contracts based on a percentage of lottery ticket sales which amounts, historically, have represented a substantial portion of the Company's revenues and revenues related to the Company's Transactive and Dreamport subsidiaries, which revenues are variable in nature.

Competition

The on-line lottery  business is highly  competitive in both the United
States and internationally. Both in the United States and internationally, price is an important, but usually not the sole criterion for selection. Other significant factors that influence the award of lottery contracts are: the ability to optimize lottery revenues through technical capability and applications knowledge; the quality, dependability and upgrade capability of the system; the marketing and gaming experience, financial condition and reputation of the vendor; and the satisfaction of other requirements and qualifications that the lottery authority may impose.

During fiscal 1997, the Company's principal competitors in the on-line lottery business (and the number of on-line lottery jurisdictions currently serviced or under contract worldwide by such competitors) are as follows:
Automated Wagering International, Inc. ("AWI"), a subsidiary of Video Lotteries Technologies, Inc. ("VLT") (8); Autotote Corporation (8) ("Autotote") (5 of these on-line jurisdictions are jointly serviced by Autotote and International des Jeux); International Totalizator Systems, Inc. (6); International des Jeux (Lotto France) (6) (5 of these on-line jurisdictions are jointly serviced by Autotote and International des Jeux); and Essnet/Alcatel (12).

Two additional  competitors for European  on-line lottery business have emerged in recent years. During fiscal 1996, CGK Computer Gesellschaft Konstanz mbH ("CGK"), a subsidiary of Siemens AG, and the Company agreed to terminate their 1990 Distributorship and License Agreement pursuant to which CGK had exclusive right to distribute, service, sell and market the Company's on-line lottery systems and components in specified European jurisdictions. Subsequent to August 1995, the effect date of this termination, CGK has been a direct competitor of the Company in Europe. Further, in April 1997 (after the close of fiscal 1997) Scientific Games Holdings Corporation ("Scientific Games") completed the purchase of TeleControl, the European lottery business of Autotote. Under the terms of the agreement, Scientific Games will have the right to license and purchase Autotote's wagering terminals for use in lottery applications.

The emerging government benefits delivery industry is also highly competitive. Among the Company's competitors are banking institutions with access to larger capital resources than the Company to invest in benefits delivery projects and, in some cases, with existing automated teller machine infrastructures that can be utilized to deliver government benefits. The primary competitors of the electronic benefit transfer operations of the Company's Transactive subsidiary are Citibank EBT Services, Deluxe Data Systems, Inc., EDS and First Security Processing Services, Inc.

Dreamport faces competition from numerous companies that seek to finance, develop and manage destination gaming facilities, on and off of Native American lands, as well as from technology providers. The principal competitors providing video lottery technology in competition with the Company include Autotote Systems, Inc., Spielo Manufacturing, Inc., Video Lottery Technologies, Inc., WMS Gaming, Inc. and Bally Manufacturing, Inc. some of which have supplied substantially more systems and terminals than the Company.

Personnel

As of May 2, 1997 the Company had approximately 5,100 full-time employees worldwide, including approximately 300 employees which are employed by Transactive and approximately 480 employees employed by Racimec. The Company's employees are not represented by any labor union. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

The Company's corporate headquarters and main research and development and production facility are located in its approximately 260,000 square foot building located on approximately 26 acres in West Greenwich, Rhode Island, which the Company leases from West Greenwich Technology Associates Limited Partnership. The Company is a limited partner in, and owns 50% of, this partnership. The Company's lease term runs until August 26, 2013 with two five-year options to extend the term and also grants the Company an option to purchase the property.

The Company owns approximately 24 acres adjoining its headquarters in West Greenwich, Rhode Island.

The  Company  also owns an  approximately  23,000  square  foot  office building in Coventry, Rhode Island, which it uses for electronic benefits delivery and video lottery operations, as well as an approximately 140,000 square foot manufacturing and central storage facility in Coventry, Rhode Island.

The Company  leases two office  buildings of  approximately  46,000 and
43,000 square feet in Boca Raton, Florida which it uses to support, respectively, its Latin American marketing efforts and its Transactive operations. These agreements each provide for a base lease term which expires in 2003 and for one or more extension options thereafter.

In addition, except in New York State, where the Company owns its back-up data center facility, and in Austin, Texas, where the Company owns an approximately 39,000 square foot facility which is used by Transactive, its electronic benefits transfer subsidiary, the Company leases, or is supplied by the relevant state authorities with, its data center facilities in the various jurisdictions. The Company also leases office, depot maintenance and warehouse space in various other locations.

The Company leases facilities in Watford and London, England from which it bases its European sales efforts. The Company also maintains an office in Brussels, Belgium which provides a base of additional support for its European operations.

The Company's facilities are in good condition and are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

In September 1996, Jack M. Janis and Linda Janis, both individually and on behalf of a class of persons similarly situated, filed suit against the California State Lottery Commission, Southland Corporation and the Company in the Supreme Court of the State of California (County of Los Angeles). This suit alleges, in light of the June 1996 decision of the California Supreme Court, Western Telcon, Inc. et. al. v. California State Lottery (which held that the California State Lottery's keno game as then structured was not a lottery game and therefore was not authorized by California lottery law), that the defendants were unjustly enriched and were guilty of unfair business practices and misleading advertising in connection with the sale of keno tickets from January 1, 1992 through suspension of the keno game in June 1996. The suit seeks restitution of all amounts realized by the defendants through the sale of keno tickets less funds paid to public schools pursuant to relevant California law and proceeds paid to holders of winning keno tickets, together with costs, disbursements and prejudgment interest. The Company has responded with a vigorous defense. In February 1997 the Court granted the Company summary judgment but granted the plaintiffs limited leave to amend their complaint alleging alternative theories of recovery. The plaintiffs filed an amended complaint in March 1997. The Company believes that these claims are without merit and intends to continue to defend itself vigorously in these proceedings.

For information  respecting certain other legal  proceedings,  refer to
Item 1, "Factors Affecting Future Performance--Maintenance of Business Relationships and Certain Legal Matters" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report, and Note H of Notes to Consolidated Financial Statements included in this Report. The Company also is subject to certain legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Holding's security holders during the last quarter of fiscal 1997.

Additional Information

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

                               Executive Officers of the Company

The Executive Officers of the Company as of May 16, 1997 and during all of fiscal 1997 are:

Name                     Age        Position

Guy B. Snowden           51         Chairman of the Board and Chief Executive Officer.  Mr. Snowden was a co-founder of GTECH Corporation (the Company's chief operating subsidiary) and has been its
                                    Chief Executive Officer since its inception in 1980.  He served as Chairman from
                                    1987 to 1990 and was President from 1981 to 1987 and from 1989 through December
                                    1994.


Victor Markowicz         52         Vice Chairman of the Board.  Mr. Markowicz was a co-founder of GTECH Corporation and served as Co-Chairman from 1992 to 1996, Vice Chairman from 1987 to 1990,
                                    Senior Vice President from 1988 to 1989 and Executive Vice President and
                                    Secretary from 1981 to 1988.


William Y. O'Connor      52         President and Chief Operating Officer since December 1994, Member of the
                                    Executive Operating Committee of the Company and, since July 1995, Director.  Mr.
                                    O'Connor was the President and Chief Executive Officer of Ascom Timeplex, a
                                    telecommunications company, from 1992 to 1994 and prior to this was Corporate
                                    Senior Vice President and President of the Broadband Communications Group of
                                    Scientific-Atlanta, Inc. from 1987 to 1992.

Thomas J. Sauser         53         Senior Vice President, Treasurer and Chief Financial Officer since February 1,
                                    1996.  Mr. Sauser was Chief Financial Officer and Senior Vice President of EG&G,
                                    Inc. from 1994 through 1995.  Prior to this, Mr. Sauser was employed by IBM
                                    Corporation where, from 1991 to 1994, he was Assistant General Manager and Vice
                                    President, Finance.

Michael R. Chambrello    39         Executive  Vice  President since  September  1996  and  Member  of  the
                                    Executive Operating Committee since December 1994.  He  served as Vice  President  - U.S.
                                    Operations from 1991 to 1996. Prior to this, Mr.  Chambrello  served in various positions since joining the Company in 1982.

Executive officers and other officers are elected or appointed by, and serve at the pleasure of, the Board of Directors, and some are party to employment contracts with the Company. The information set forth above reflects positions held with Holdings except with respect to employment histories for periods prior to February 1, 1990, which refer to positions held with GTECH.
                                             ------------------------

For the  purposes of  calculating  the  aggregate  market value of the shares of Common Stock of Holdings held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares beneficially owned by: directors of Holdings, officers, and employees of and consultants to Holdings and GTECH and related trusts. However, this should not be deemed to constitute an admission that all such persons or entities are, in fact, affiliates of Holdings, or that there are not other persons who may be deemed to be affiliates of Holdings. Further information concerning shareholdings of officers, directors and principal shareholders of Holdings is included in Holdings' definitive proxy statement relating to its scheduled July 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The principal United States market on which Holdings' Common Stock is traded is the New York Stock Exchange where it is traded under the symbol "GTK."

The following table sets forth on a per share basis the high and low sale prices of Common Stock for the fiscal quarters indicated, as reported on the New York Stock Exchange Composite Tape.

FISCAL 1996                                           HIGH              LOW

First Quarter (February 26-May 27, 1995)              $26             $18 3/8
Second Quarter (May 28-August 26, 1995)               $30 1/2         $23 1/8
Third Quarter (August 27-November 25, 1995)           $30 3/4         $23 3/8
Fourth Quarter (November 26-February 24, 1996)        $31 1/2         $24 1/8

FISCAL 1997

First Quarter (February 25-May 25, 1996)              $33 1/2         $26 3/4
Second Quarter (May 26-August 24, 1996)               $33 3/8         $25 1/2
Third Quarter (August 25-November 23, 1996)           $32 3/4         $27 1/8
Fourth Quarter (November 24-February 22, 1997)        $37 1/4         $29 3/8

FISCAL 1998

First Quarter (through May 2, 1997)                   $32 3/8         $28 3/8

The closing price of the Common Stock on the New York Stock Exchange on May 2, 1997 was $32.25. As of May 2, 1997, there were approximately 1,395 holders of record of the Common Stock.

During  fiscal 1997,  26,906  shares of Holdings'  unregistered  Common
Stock vested under stock award plans. Pursuant to the terms of these plans, the shares were issued with no cash consideration to Holdings. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933 or, alternatively, the transaction was exempt pursuant to the private offering provisions of the Act and the rules thereunder.

Holdings has never paid cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The current policy of Holdings' Board of Directors is to reinvest earnings in the operation and expansion of the Company's business. Further, Holdings is a holding company and the operations of the Company are conducted through its subsidiaries. Accordingly, the ability of Holdings to pay dividends on its Common Stock is dependent on the earnings and cash flow of its subsidiaries and the availability of such cash flow to Holdings.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of
Financial Condition and Results of Operations", the Consolidated Financial Statements and the other financial information included herein. The operating, balance sheet and per share data in the table are derived from the consolidated financial statements of the
Company which were audited by independent auditors.


GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                   Fiscal Year Ended
                                                        ------------------------------------------------------------------------
                                                        February 22,  February 24,   February 25,    February 26,   February 27,
                                                             1997          1996           1995            1994           1993
                                                        ------------  ------------   ------------    ------------   ------------
                                                                     (Dollars in thousands, except per share amounts)
Operating Data:
Revenues:
     Services (a) ....................................  $    789,534  $    686,043   $    547,767    $    457,529   $    343,213
     Sales of products ...............................       114,738        58,047        147,340         135,271        158,148
                                                        ------------  ------------   ------------    ------------   ------------
         Total .......................................       904,272       744,090        695,107         592,800        501,361

Gross Profit:
     Services (a) ....................................       237,872       244,139        194,097         152,845        112,404
     Sales of products ...............................        47,297        13,595         41,468          62,941         72,394
                                                        ------------  ------------   ------------    ------------   ------------
         Total .......................................       285,169       257,734        235,565         215,786        184,798

Operating income (a) .................................       127,091       117,983        104,481 (b)     119,206         82,039
Interest expense, net of interest income .............        16,388        12,107         13,065          11,756         16,126
Income from continuing operations before
     dividends on and accretion of Subsidiary
     Preferred Stock, extraordinary charge
     and cumulative effect of accounting change.......        77,803        66,627         52,319          66,473         40,400
Loss from operations of AmTote .......................          --            --           (6,583)        (10,323)          --
Loss on disposal of AmTote ...........................          --            --          (43,444)           --             --
Dividends on and accretion of Subsidiary Preferred
     Stock  ..........................................          --            --             --              --           (2,604)
Extraordinary charge .................................          --            --           (1,420)           --          (18,534)(c)
Cumulative effect of accounting change ...............          --            --             --              --            2,432
Net income ...........................................        77,803        66,627            872          56,150         21,694

Per Share Data:
Earnings per common share from continuing operations .  $       1.81   $      1.54    $      1.20    $       1.53    $       .92
Earnings per common share ............................          1.81          1.54            .02 (d)        1.29 (e)        .53 (f)
Weighted average common
     shares outstanding (in thousands) ...............        42,976        43,236         43,451          43,588         41,080

Other Data:
Earnings before depreciation, amortization, interest,
     taxes and other non-cash charges (g) ............  $    326,054   $   273,570    $   221,832    $    213,756    $   162,211
Cumulative number of lottery terminals shipped (h) ...       316,614       280,897        261,287         221,254        164,180
Number of lottery terminals sold .....................        13,609         3,658         12,282          17,557         19,078
Number of lottery customers at year-end ..............            79            74             72              67             59

Balance Sheet Data (at end of period):
Working capital ......................................  $     36,914   $    21,414    $     6,086    $     25,364    $    47,458
Total assets .........................................       956,541       859,380        779,254         665,250        516,893
Long-term debt, less current portion .................       382,499       382,930        338,468         258,961        225,064
Shareholders' equity .................................       358,133       296,725        232,931         232,329        168,055

--------------------------------------------------------
(a) The results of Racimec (the Company's subsidiary in Brazil) prior to January 31, 1996 were included in the financial statements of the Company on the equity method of accounting.
(b) Includes an $11.1 million special charge consisting of a $6.1 million charge in connection with the reduction of the Company's workforce and relocation of certain operating functions and $5.0 million to write off its video gaming-related inventory.
(c) Represents an after-tax extraordinary charge on the early extinguishment of debt relating to the Company's July 1992 initial public offering of Common Stock.
(d) Includes the effect of operating losses of AmTote, $.15 per share, loss on disposal of AmTote, $1.00 per share, and extraordinary loss relating to early extinguishment of debt, $.03 per share.
(e) Includes the effect of operating losses of AmTote, $.24 per share.
(f) Includes the after-tax extraordinary charge described in (c) and $2.4 million, or $.06 per share, of income relating to an accounting change.
(g) Represents income before income taxes and (i) interest expense, (ii) depreciation and amortization, (iii) non-cash stock compensation expense, (iv) certain purchase accounting adjustments relating to the acquisition of the Company in 1990 and (v)
    certain other non-cash items.
(h) Terminals shipped represents lottery terminals sold under product sales contracts and lottery terminals supplied under service contracts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized on-line lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from service contracts, that are typically of at least five years' duration, and are generally based upon a percentage of a lottery's gross on-line lottery sales. These percentages typically fall within a range of 1.5% to 5.0%. Product sale revenues have been derived primarily from the installation of new on-line lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sales revenues from period to period. While the Company believes that product purchases by lotteries during each of the next two years are likely to exceed the level experienced in fiscal 1997, it is likely that the percentage of the Company's revenues attributable to product sales will remain closer to the percentage level realized in fiscal 1997 than in fiscal 1993.

The Company has taken steps to broaden its offerings of high volume transaction processing services outside of its core business of providing on-line lottery services. The Company's Transactive subsidiary ("Transactive") provides services to governments to electronically distribute benefits, licenses, permits and information to constituents. The Company's Dreamport subsidiary ("Dreamport") provides gaming technology and a comprehensive array of management, development and strategic services to the gaming and entertainment market. In addition, the Company's WorldServ subsidiary ("WorldServ") specializes in the design, implementation and maintenance of sophisticated communications networks.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret are still underway. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See Note H to the Consolidated Financial Statements and Part I, Item 1, - "Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" for further information concerning these matters and other contingencies.

Certain statements contained in this discussion are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is or expects to be engaged,
(ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward looking statements. These risks and uncertainties include but are not limited to those set forth herein and in the Company's press releases and filings with the Securities and Exchange Commission.

All references to years contained in this section refer to the Company's fiscal year that ends on the last Saturday in February. Fiscal 1997 ended on February 22, 1997.

All references to the Consolidated Financial Statements of the Company and Notes thereto, are to the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 herein.


The following discussion should be read in conjunction with the table below.


                                                                      SUMMARY FINANCIAL DATA


                                                                         Fiscal Year Ended
                                                    ---------------------------------------------------------------
                                                      February 22,          February 24,            February 25,
                                                         1997                  1996                    1995
                                                    ---------------------------------------------------------------
                                                                      (Dollars in thousands)
Revenues:
   Services ......................................  $ 789,534    87.3%     $ 686,043    92.2%     $ 547,767    78.8%
   Sales of products .............................    114,738    12.7         58,047     7.8        147,340    21.2
                                                    ---------   -----      ---------   -----      ---------   -----
       Total .....................................    904,272   100.0        744,090   100.0        695,107   100.0

Costs and expenses:
   Costs of services (a) .........................    551,662    69.9        441,904    64.4        353,670    64.6
   Costs of sales (a) ............................     67,441    58.8         44,452    76.6        105,872    71.9
                                                    ---------   -----      ---------   -----      ---------   -----
       Total .....................................    619,103    68.5        486,356    65.4        459,542    66.1
                                                    ---------   -----      ---------   -----      ---------   -----
Gross profit .....................................    285,169    31.5        257,734    34.6        235,565    33.9

Selling, general and administrative ..............    127,080    14.0        110,212    14.8         91,960    13.2
Research and development .........................     30,998     3.4         29,539     4.0         28,024     4.1
Special charge ...................................       --       --            --       --          11,100     1.6
                                                    ---------   -----      ---------   -----      ---------   -----
Operating income .................................    127,091    14.1        117,983    15.8        104,481    15.0

Other income (expense):
   Interest income ...............................      4,424     0.5         12,124     1.6          5,120     0.7
   Equity in earnings of unconsolidated affiliates     16,727     1.8          8,060     1.1          1,872     0.3
   Other income (expense) ........................      4,439     0.5            939     0.1           (689)   (0.1)
   Interest expense ..............................    (20,812)   (2.3)       (24,231)   (3.2)       (18,185)   (2.6)
                                                    ---------   -----      ---------   -----      ---------   -----
Income from continuing operations before income
   taxes and extraordinary charge ................    131,869    14.6        114,875    15.4         92,599    13.3
Income taxes .....................................     54,066     6.0         48,248     6.5         40,280     5.8
                                                    ---------   -----      ---------   -----      ---------   -----
Income from continuing operations before
   extraordinary charge ..........................     77,803     8.6         66,627     8.9         52,319     7.5

Loss from operations of AmTote, net of tax benefit       --       --            --       --          (6,583)   (1.0)
Loss on disposal of AmTote, net of tax benefit ...       --       --            --       --         (43,444)   (6.2)
Extraordinary charge, net of tax benefit .........       --       --            --       --          (1,420)   (0.2)
                                                    ---------   -----      ---------   -----      ---------   -----
Net income .......................................  $  77,803     8.6%     $  66,627     8.9%     $     872     0.1%
                                                    =========   =====      =========   =====      =========   =====



(a)  Percentages are computed based on cost as a percentage of related revenue.

Results of Operations

Comparison of Fiscal 1997 with 1996

Revenues for fiscal 1997 were $904.3 million, representing a $160.2 million, or 21.5%, increase over revenues of $744.1 million in fiscal 1996.

Service revenues in fiscal 1997 were $789.6 million, representing a $103.6 million, or 15.1%, increase over the $686.0 million of service revenues in fiscal 1996. This increase resulted primarily from $51.4 million of higher service revenues from Racimec (the Company's subsidiary in Brazil), a $33.5 million increase in service revenues from the Company's existing customer base, $8.8 million of higher service revenues from Transactive and $7.8 million of service revenues from new on-line lottery systems operated by the Company that commenced operations in fiscal 1997. The results of Racimec for fiscal 1996 were included in the financial statements of the Company on the equity method of accounting through January 31, 1996. The results of Racimec for fiscal 1997 and the month of February 1996 have been consolidated. See Note B to the Consolidated Financial Statements.

Product sales for fiscal 1997 were $114.7 million, representing an increase of $56.6 million, or 97.7%, over the $58.1 million of product sales in fiscal 1996. This increase resulted primarily from higher lottery terminal sales in fiscal 1997 than in fiscal 1996, along with the sale of four new central systems in fiscal 1997 as compared to the sale of two new central systems in fiscal 1996. These increases were partially offset by lower sales of component parts and equipment ("OEM equipment") to Camelot Group plc ("Camelot") and other members of the U.K. lottery consortium. The Company sold approximately 13,600 lottery terminals during fiscal 1997, as compared to approximately 3,700 lottery terminals during fiscal 1996.

Gross margins on service revenues decreased to 30.1% in fiscal 1997 from 35.6% in fiscal 1996 due primarily to a small loss in fiscal 1997 at Racimec relating to the start-up nature of the on-line lotteries serviced by Racimec, along with lower margins experienced on new lottery contracts in the early stages of lottery operations. Also contributing to the reduction was a lack of significant large jackpot activity in the domestic lottery jurisdictions serviced by the Company in fiscal 1997, compared to a relatively high level of jackpot activity during fiscal 1996.

The small loss incurred by Racimec during fiscal 1997 was in line with management's expectations. This represents a substantial improvement over results for fiscal 1996 and reflects the revenue enhancement and cost reduction plan implemented by the Company during the fourth quarter of fiscal 1996. The Company believes that it will be able to recover Racimec's investment in its existing Brazilian state lottery contracts ($35.3 million at February 22, 1997) and is monitoring its progress closely. In addition, in January 1997, Racimec signed a contract to provide, operate and maintain an on-line lottery system for Caixa Economica Federal ("Caixa"), Latin America's largest financial institution that runs Brazil's National Lottery. The Caixa on-line lottery system became operational in May 1997.

Also in line with management's expectations, Transactive continued to incur operating losses during fiscal 1997, although at a lower rate than in fiscal 1996. The reduction in operating losses reflects the successful implementation of the Company's 1996 plan that, among other things, focused on reductions in operating costs. The Company is also considering alternatives to increase the value of Transactive, including possibly joint venturing with another entity. There can be no assurance that the Company's plans and efforts with regard to Transactive will continue to be successful, and if they are not, the Company may be required to recognize a loss on a portion of its investment in Transactive.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. The increase in gross margins on product sales from 23.4% in fiscal 1996 to 41.2% in fiscal 1997 resulted from the realization of more traditional margins from the sale of central systems during fiscal 1997 than realized in fiscal 1996, along with a higher level of lottery terminal sales in fiscal 1997 than fiscal 1996.

Selling, general and administrative expenses in fiscal 1997 were $127.1 million, representing a $16.9 million, or 15.3%, increase over the $110.2 million incurred in fiscal 1996. This increase was primarily attributable to higher administrative costs that were necessary to support expanded operations (including two of the Company's newly formed subsidiaries, Dreamport and WorldServ), increased sales and marketing for existing and new lottery customers and higher legal costs relating in large part to investigations and legal proceedings. As a percentage of revenues, selling, general and administrative expenses were 14.0% and 14.8% during fiscal 1997 and 1996, respectively.

Research and development expenses in fiscal 1997 were $31.0 million, representing a $1.5 million, or 4.9%, increase over research and development expenses of $29.5 million in fiscal 1996. This increase reflects increased development activity for new lottery game design and for the Company's newest generation of terminals. As a percentage of revenues, research and development expenses were 3.4% and 4.0% during fiscal 1997 and 1996, respectively.

Interest income in fiscal 1997 was $4.4 million, a decrease of $7.7 million from interest income of $12.1 million earned during fiscal 1996. This decrease was attributable largely to the consolidation of Racimec and the resulting absence of interest on loans from the Company to Racimec.

Equity in earnings of unconsolidated affiliates in fiscal 1997 was $16.7 million, an increase of $8.6 million over the $8.1 million earned during fiscal 1996. This increase was due primarily to the consolidation of Racimec and the resulting absence of equity losses from Racimec in fiscal 1997, along with equity income from Dreamport investments, partially offset by lower equity income from Camelot resulting from lower instant ticket sales.

Other income in fiscal 1997 was $4.4 million, an increase of $3.5 million over the $1.0 million earned in fiscal 1996. This increase was due primarily to the sale by the Company of its investment in Pacific Online Systems Corporation.

Interest expense in fiscal 1997 was $20.8 million, a decrease of $3.4 million from interest expense of $24.2 million incurred during fiscal 1996. This decrease was due primarily to a higher level of interest capitalized to on-line lottery system projects in fiscal 1997, along with lower interest rates, partially offset by higher average debt outstanding.

The Company's effective income tax rate decreased to 41% in fiscal 1997 from 42% in fiscal 1996 due principally to a reduction in nondeductible expenditures, as well as the restructuring of the financing of Brazil. The Company's effective income tax rate of 41% for fiscal 1997 was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

In August 1995, the suit Donald J. Trump v. Jeffrey S. Perlee et. al. was filed in the New York County Supreme Court against the New York State Lottery seeking declaratory and injunctive relief to prohibit the Lottery's Quick-Draw Game. In June 1996, the New York Supreme Court Appellate Division affirmed the trial court's denial of Mr. Trump's motion for a preliminary injunction in this case. It is unclear whether or not Mr. Trump will initiate further proceedings with respect to this case. Reference also is made to Part I, Item 1, -- "Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Note H to the Consolidated Financial Statements herein for information concerning investigations recently instituted by the Texas Lottery Commission and the U.S. Attorney's Office in Austin concerning certain of the Company's business relationships relating to the Texas lottery, the ongoing grand jury investigation announced by the U.S. Attorney in New Jersey, and litigation in England with Richard Branson. As is the case with a number of the Company's contracts (see Item 1 -- "Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters"), the Texas Lottery Commission has the right to terminate its contract with the Company without cause with 30 days prior notice. While the Texas Lottery Commission has not exercised this right, as previously publicly reported, the Texas Lottery Commission has expressed its intention to rebid the contract and has directed its staff to prepare, and circulate by June 30, 1997, a request for proposals with respect to the entire contract, as well as requests for proposals for various portions of the contract. However, the Chairman of the Commission has declared that this action is not and should not be deemed a termination of the Company's contract. In connection with the five-year extension of the Company's contract that was awarded in April 1996, the Company committed to and is making major capital investments of more than $20.0 million and has incurred significant additional related expenses. A substantial portion of such investment, along with a substantial portion of the Company's existing investment in its Texas lottery contract ($48.9 million at February 22, 1997) may be required to be written off should the Company lose all or a portion of the Texas lottery contract. See Note E to Consolidated Financial Statements herein. The Company is pursuing all available options to ensure that its contract extension through August 2002, negotiated in good faith with the Texas Lottery, is honored. In fiscal 1997, 1996 and 1995, the aggregate revenues from the State of Texas (including lottery and electronic benefits transfer) represented 18.6%, 19.6% and 16.1%, respectively, of the Company's consolidated revenues. No other customer accounted for as much as 10% of the Company's consolidated revenues in such periods, although the Company's lottery contracts in a number of jurisdictions, including California, Georgia, New York and the United Kingdom, are important sources of revenues and earnings for the Company.


Comparison of Fiscal 1996 with 1995

Revenues for fiscal 1996 were $744.1 million, representing a $49.0 million, or 7.0%, increase over revenues of $695.1 million in fiscal 1995.

Service revenues in fiscal 1996 were $686.0 million, representing a $138.2 million, or 25.2%, increase over the $547.8 million of service revenues in fiscal 1995. The increase resulted primarily from higher service revenues of $82.6 million from the Company's existing customer base (due in part to higher jackpot activity and expanded services), $31.7 million of higher service revenues from the United Kingdom lottery that became operational in November 1994, $15.8 million of service revenues from Transactive, $4.3 million of service revenues from Racimec for the month of February 1996 and $3.8 million of service revenues from new on-line lottery systems operated by the Company that commenced operations in fiscal 1996.

Product sales for fiscal 1996 were $58.1 million, representing an $89.2 million, or 60.6%, decrease from product sales of $147.3 million in fiscal 1995. This decrease resulted primarily from lower OEM equipment sales to Camelot (the Company's U.K. operations began during fiscal 1995) along with lower lottery terminal and central system sales. The Company sold approximately 3,700 lottery terminals during fiscal 1996, as compared to approximately 12,300 terminals during fiscal 1995.

Gross margins on service revenues increased to 35.6% in fiscal 1996 from 35.4% in fiscal 1995 due principally to higher revenues earned from certain jurisdictions (attributable primarily to higher jackpots and expanded services) without a corresponding increase in the costs associated with operating those lotteries. These higher margins were partially offset by a significant loss incurred by Transactive.

Gross margins on product sales fluctuate depending primarily on the mix, volume and timing of product sales contracts. Gross margins on product sales decreased to 23.4% in fiscal 1996 from 28.1% in fiscal 1995. This decrease was due primarily to a small loss incurred in connection with the sale of a central system in fiscal 1996 that was more than offset in fiscal 1997 as the Company completed the shipment of terminals under the contract. This reduction in margin was partially offset by higher margins on terminal sales.

Selling, general and administrative expenses in fiscal 1996 were $110.2 million, representing an $18.2 million, or 19.8%, increase over the $92.0 million incurred in fiscal 1995. This increase was primarily attributable to higher administrative costs that were necessary to support expanded operations (including Transactive) and increased sales and marketing activity. In addition, the Company continued to spend in the area of management information staff and new systems as part of its efforts to improve its business information systems. As a percentage of revenues, selling, general and administrative expenses were 14.8% and 13.2% during fiscal 1996 and fiscal 1995, respectively.

Research and development expenses in fiscal 1996 were $29.5 million, representing a $1.5 million, or 5.4%, increase over research and development expenses of $28.0 million in fiscal 1995. These increases in expenses were attributable to increased development activity for new lottery equipment and software and new lottery games for the Company's increased number of service customers. In addition, a lower level of software engineering cost was capitalized to new on-line lottery system projects. As a percentage of revenues, research and development expenses were 4.0% and 4.1% during fiscal 1996 and fiscal 1995, respectively.

Interest income in fiscal 1996 was $12.1 million, representing an increase of $7.0 million over interest income of $5.1 million earned during fiscal 1995, due primarily to interest earned on loans to Racimec.

Equity in earnings of unconsolidated affiliates in fiscal 1996 was $8.1 million, representing an increase of $6.2 million over the $1.9 million earned during fiscal 1995. This increase was due primarily to higher earnings from Camelot, partially offset by losses from the Company's investment in Racimec.

Interest expense in fiscal 1996 was $24.2 million, an increase of $6.0 million, or 33.3%, over interest expense of $18.2 million in fiscal 1995, due primarily to higher average debt outstanding, along with higher average interest rates.

The Company's effective income tax rate decreased to 42% in fiscal 1996 from 43.5% in fiscal 1995 due principally to the increase in equity in earnings of unconsolidated affiliates that is reported on an after-tax basis. The Company's effective income tax rate of 42% in fiscal 1996 was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.


Changes in Financial Position, Liquidity and Capital Resources

During fiscal 1997, the Company generated $219.1 million of cash from operations. This cash was used primarily to fund the purchase of $192.0 million of systems, equipment and other assets relating to contracts, along with the purchase of $12.3 million of property, plant and equipment. In addition, the Company repurchased $20.3 million of its common stock for the treasury.

The cost of systems, equipment and other assets relating to contracts increased by $176.5 million from $887.2 million at February 24, 1996 to $1,063.7 million at February 22, 1997. This increase reflects the installation of new lottery networks in the states of New Jersey, Washington, New Mexico and Missouri, the start of installation of a new lottery network for the Caixa in Brazil and the expansion of lottery systems in several domestic and international locations.

Trade accounts receivable increased by $36.9 million from $73.8 million at February 24, 1996 to $110.7 million at February 22, 1997 due primarily to the high level of product sales in the fourth quarter of fiscal 1997, the Company's expanded customer base and higher revenues from its existing customer base.

Other assets increased by $19.5 million from $62.0 million at February 24, 1996 to $81.5 million at February 22, 1997, due primarily to the February 1997 payment to buyout the Company's contracts with its former consultant in the State of Texas (which will be amortized over the expected life of the Texas lottery contract), along with prepayments of central system equipment maintenance for certain of the Company's U.S. lottery contracts. These increases were partially offset by scheduled collections of long-term receivables.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 1998 will be in a range of $300.0 million to $350.0 million. Approximately $120.0 million of such spending will be required to implement the on-line lottery system for the Caixa in Brazil. In addition, the Company currently anticipates that the level of capital expenditures for property, plant and equipment in fiscal 1998 will approximate $18.4 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. On April 26, 1997 there was approximately $432.0 million of borrowings outstanding and an additional $68.0 million available for borrowing under the Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth. The Company currently intends to refinance all or a portion of its Credit Facility.


Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

The Company uses various interest rate hedging instruments to reduce the risk associated with future increases in interest rates on its floating rate long-term debt. In January 1996, the Company entered into three interest rate swaps with an aggregate notional amount of $125.0 million that provided interest rate protection over the period January 26, 1996 to April 28, 1997. The swaps effectively entitled the Company to receive payments from the financial institutions that were counterparties to the swaps should the three-month London Interbank Offered Rates ("LIBOR") exceed approximately 5.05%. On April 28, 1997, the Company received approximately $.2 million in connection with the settlement of these swaps.

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

The Company, from time to time, enters into foreign currency exchange contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. The Company does not engage in currency speculation. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge anticipated revenue streams and certain assets and liabilities are marked to market, and the resulting transaction gain or loss is included in the determination of net income. As of April 26, 1997, the Company had approximately $49.0 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily Japanese Yen) and approximately $57.1 million of outstanding foreign currency exchange contracts to sell foreign currencies (primarily Japanese Yen).

For further information on the above, see Note O to the Consolidated Financial Statements.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Auditors

Board of Directors and Shareholders
GTECH Holdings Corporation

We have audited the accompanying consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 22, 1997 and February 24, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 22, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Camelot Group plc, (an entity in which the Company has a 22.5% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements of the Company relates to data included for Camelot Group plc, it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTECH Holdings Corporation and subsidiaries at February 22, 1997 and February 24, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 22, 1997, in conformity with generally accepted accounting principles.




                                                               Ernst & Young LLP

Providence, Rhode Island
April 11, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Camelot Group plc

We have audited the financial statements and financial schedules of Camelot Group plc on pages 3 to 19 which are expressed in pounds sterling. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, the financial statements audited by us referred to above present fairly, in all material respects, the financial position of Camelot Group plc at 1 February 1997 and 3 February 1996 and the results of its operations, total recognised gains and losses and cash flows for the years ended 1 February 1997 and 3 February 1996 and the ten months ended 4 February 1995 in conformity with generally accepted accounting principles in the United Kingdom.

Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of net income expressed in pounds sterling for the years ended 1 February 1997 and 3 February 1996 and the ten months ended 4 February 1995 and the determination of shareholders' equity also expressed in pounds sterling at 1 February 1997 and 3 February 1996 to the extent summarised in the attached reconciliation.




Price Waterhouse
21 March 1997

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                February 22,    February 24,
                                                                                     1997           1996
                                                                                -----------     -----------
                                                                                   (Dollars in thousands)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ................................................  $    11,985     $     8,519
    Trade accounts receivable ................................................      110,707          73,755
    Sales-type lease receivables .............................................       15,231           4,543
    Inventories ..............................................................       35,326          43,669
    Deferred income taxes ....................................................       20,237          25,661
    Other current assets .....................................................        9,743           8,058
                                                                                -----------     -----------
                          TOTAL CURRENT ASSETS ...............................      203,229         164,205

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS ....................      502,301         469,246

GOODWILL, net of accumulated amortization ....................................      112,853         114,843

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES .....................       56,693          49,068

OTHER ASSETS .................................................................       81,465          62,018
                                                                                -----------     -----------
                          TOTAL ASSETS .......................................  $   956,541     $   859,380
                                                                                ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .........................................................  $    53,944     $    46,343
    Accrued expenses .........................................................       52,625          54,465
    Employee compensation ....................................................       27,991          24,929
    Advance payments from customers ..........................................       10,534          12,110
    Other current liabilities ................................................        1,395             951
    Income taxes payable .....................................................       13,777            --
    Current portion of long-term debt ........................................        6,049           3,993
                                                                                -----------     -----------
                          TOTAL CURRENT LIABILITIES ..........................      166,315         142,791

LONG-TERM DEBT, less current portion .........................................      382,499         382,930

OTHER LIABILITIES ............................................................       25,907          30,264

DEFERRED INCOME TAXES ........................................................       23,687           6,670

COMMITMENTS AND CONTINGENCIES ................................................         --              --

SHAREHOLDERS' EQUITY:
    Preferred Stock, par value $.01 per share--20,000,000 shares authorized,
       none issued ...........................................................         --              --
    Common Stock, par value $.01 per share--150,000,000 shares authorized,
      43,845,651 and 43,739,520 shares issued; 42,490,770 and 43,021,839 shares outstanding at February 22, 1997 and February 24, 1996,
      respectively ...........................................................          438             437
    Additional paid-in capital ...............................................      169,705         167,758
    Equity carryover basis adjustment ........................................       (7,008)         (7,008)
    Cumulative translation adjustment ........................................        1,472            (463)
    Retained earnings ........................................................      228,741         150,938
                                                                                -----------     -----------
                                                                                    393,348         311,662
    Less cost of 1,354,881 and 717,681 shares in treasury at February 22, 1997
      and February 24, 1996, respectively ....................................      (35,215)        (14,937)
                                                                                -----------     -----------
                                                                                    358,133         296,725
                                                                                -----------     -----------
                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........  $   956,541     $   859,380
                                                                                ===========     ===========

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS


                                                                                             Fiscal Year Ended
                                                                               ------------------------------------------
                                                                               February 22,    February 24,   February 25,
                                                                                   1997            1996           1995
                                                                               -----------     -----------    -----------
                                                                             (Dollars in thousands, except per share amounts)
Revenues:
    Services ..............................................................    $   789,534     $   686,043    $   547,767
    Sales of products .....................................................        114,738          58,047        147,340
                                                                               -----------     -----------    -----------
                                                                                   904,272         744,090        695,107
Costs and expenses:
    Costs of services .....................................................        551,662         441,904        353,670
    Costs of sales ........................................................         67,441          44,452        105,872
                                                                               -----------     -----------    -----------
                                                                                   619,103         486,356        459,542
                                                                               -----------     -----------    -----------
Gross profit ..............................................................        285,169         257,734        235,565

Selling, general and administrative .......................................        127,080         110,212         91,960
Research and development ..................................................         30,998          29,539         28,024
Special charge ............................................................           --              --           11,100
                                                                               -----------     -----------    -----------
Operating income ..........................................................        127,091         117,983        104,481

Other income (expense):
    Interest income .......................................................          4,424          12,124          5,120
    Equity in earnings of unconsolidated affiliates .......................         16,727           8,060          1,872
    Other income (expense) ................................................          4,439             939           (689)
    Interest expense ......................................................        (20,812)        (24,231)       (18,185)
                                                                               -----------     -----------    -----------
Income from continuing operations before income
    taxes and extraordinary charge ........................................        131,869         114,875         92,599

Income taxes ..............................................................         54,066          48,248         40,280
                                                                               -----------     -----------    -----------
Income from continuing operations before extraordinary charge .............         77,803          66,627         52,319

Discontinued operations:
    Loss from operations ..................................................           --              --           (6,583)
    Loss on disposal ......................................................           --              --          (43,444)
                                                                               -----------     -----------    -----------
Income before extraordinary charge ........................................         77,803          66,627          2,292

Extraordinary charge on early extinguishment of debt,
    net of income tax benefit of $1,093 ...................................           --              --           (1,420)
                                                                               -----------     -----------    -----------
Net income ................................................................    $    77,803     $    66,627    $       872
                                                                               ===========     ===========    ===========
Earnings per common share:
    Income from continuing operations before extraordinary charge .........    $      1.81     $      1.54    $      1.20
    Discontinued operations ...............................................           --              --            (1.15)
    Extraordinary charge ..................................................           --              --             (.03)
                                                                               -----------     -----------    -----------
                                                                               $      1.81     $      1.54    $       .02
                                                                               ===========     ===========    ===========

Weighted average common shares outstanding ................................     42,976,000      43,236,000     43,451,000
                                                                               ===========     ===========    ===========


See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                   Common Stock       Additional
                                              ---------------------    Paid-in                   Retained    Treasury
                                                Shares      Amount     Capital       Other       Earnings     Stock        Total
                                              ----------   --------   ----------    --------    ----------  ----------   ---------
                                                                           (Dollars in thousands)

Balance at February 26, 1994 ..............   43,635,446   $    436   $  161,260    $ (8,091)   $   83,439  $   (4,715)  $ 232,329

Purchase of 167,038 shares of common stock          --         --           --          --            --        (2,889)     (2,889)
Common stock issued under stock award plans       36,430          1          736        --            --          --           737
Net income ................................         --         --           --          --             872        --           872
Foreign currency translation ..............         --         --           --         1,882          --          --         1,882
                                              ----------   --------   ----------    ---------    ---------  ----------   ---------
Balance at February 25, 1995 ..............   43,671,876   $    437   $  161,996    $ (6,209)    $  84,311  $   (7,604)  $ 232,931

Purchase of 294,000 shares of common stock          --         --           --          --            --        (7,333)     (7,333)
Common stock issued under stock award plans       67,644       --          1,334        --            --          --         1,334
Tax benefit from stock compensation .......         --         --          4,428        --            --          --         4,428
Net income ................................         --         --           --          --          66,627        --        66,627
Foreign currency translation ..............         --         --           --        (1,262)         --          --        (1,262)
                                              ----------   --------   ----------   ----------    ---------  ----------   ---------
Balance at February 24, 1996 ...........      43,739,520   $    437   $  167,758   $  (7,471)    $ 150,938  $  (14,937)  $ 296,725

Purchase of 637,200 shares of common stock          --         --           --          --            --       (20,278)    (20,278)
Common stock issued under stock award plans      106,131          1        1,947        --            --          --         1,948
Net income ................................         --         --           --          --          77,803        --        77,803
Foreign currency translation ..............         --         --           --         1,935          --          --         1,935
                                              ----------   --------   ----------   ----------    ---------  ----------   ---------
Balance at February 22, 1997 ...........      43,845,651   $    438   $  169,705   $  (5,536)    $ 228,741  $  (35,215)  $ 358,133
                                              ==========   ========   ==========   ==========    =========  ==========   =========



See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Fiscal Year Ended
                                                                                        -------------------------------------------
                                                                                        February 22,    February 24,    February 25,
                                                                                            1997            1996            1995
                                                                                        -----------     -----------     -----------
                                                                                                   (Dollars in thousands)
OPERATING ACTIVITIES
Net income .........................................................................    $    77,803     $    66,627     $       872
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................        172,630         132,550         114,254
      Loss on disposal of discontinued operations ..................................           --              --            59,640
      Extraordinary charge on early extinguishment of debt before income tax benefit           --              --             2,513
      Deferred income taxes ........................................................         22,441          16,412         (13,252)
      Equity in earnings of unconsolidated affiliates ..............................        (16,727)         (8,060)         (1,872)
      Other ........................................................................          7,207           4,316           3,308
      Changes in operating assets and liabilities, net of effects of acquisitions:
          Trade accounts receivable ................................................        (36,952)          3,400         (12,233)
          Inventories ..............................................................          8,307          (3,217)         10,306
          Other assets and liabilities .............................................        (11,820)          8,562          13,084
          Other assets and liabilities of discontinued operations ..................         (3,774)        (13,573)         (5,043)
                                                                                        -----------     -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................        219,115         207,017         171,577


INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts .............       (191,970)       (183,986)       (134,230)
Purchases of property, plant and equipment .........................................        (12,341)        (10,265)        (13,712)
Investments in and advances to unconsolidated affiliates ...........................         (9,817)        (41,591)        (75,577)
Acquisitions (net of cash acquired) ................................................         (2,000)           (495)           (959)
Cash received from affiliates ......................................................         11,203           3,734             180
Proceeds from sale of investments ..................................................          5,895            --              --
                                                                                        -----------     -----------     -----------
NET CASH USED FOR INVESTING ACTIVITIES .............................................       (199,030)       (232,603)       (224,298)


FINANCING ACTIVITIES
Purchases of treasury stock ........................................................        (20,278)         (7,333)         (2,889)
Net proceeds from issuance of long-term debt .......................................          6,107          49,394         357,173
Net borrowings (payments) under short-term borrowing arrangements ..................            444          (3,788)        (27,414)
Principal payments on long-term debt ...............................................         (4,358)         (6,396)       (277,973)
Other ..............................................................................          1,358            (454)         (1,892)
                                                                                        -----------     -----------     -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...............................        (16,727)         31,423          47,005

Effect of exchange rate changes on cash ............................................            108            (750)          2,344
                                                                                        -----------     -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................          3,466           5,087          (3,372)

Cash and cash equivalents at beginning of year .....................................          8,519           3,432           6,804
                                                                                        -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................................    $    11,985     $     8,519     $     3,432
                                                                                        ===========     ===========     ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest payments (net of amounts capitalized) .................................    $    20,523     $    25,485     $    17,065
    Income tax payments ............................................................         30,045          30,830          35,813
    Income tax refunds .............................................................           (335)           (762)           (262)



See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: GTECH Holdings Corporation ("Holdings") conducts business through its consolidated subsidiaries and unconsolidated affiliates and has as its only asset an investment in GTECH Corporation ("GTECH"), its wholly-owned subsidiary. The consolidated financial statements include the accounts of Holdings, GTECH and all majority and wholly-owned subsidiaries (collectively referred to herein as the "Company"). Significant intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. Investments in 20% to 50% owned affiliates are accounted for using the equity method and investments in less than 20% owned affiliates are accounted for using the cost method.

Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

Industry Segment and Nature of Operations: The Company operates in one business segment that provides on-line, high speed, highly-secured transaction processing systems predominately to the lottery industry. The Company's lottery service contracts are generally subject to a new competitive procurement process after the expiration of the contract term and any extensions thereof. The Company's business is highly regulated, and the competition to secure new government contracts is often intense.

Fiscal Year: The Company's fiscal year ends on the last Saturday in February.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: Service revenues are recognized as the services are performed. Liquidated damages are expensed as incurred.

Revenues from product sales or sales-type leases are recognized when installation is complete and the product is accepted by the customer. In those instances where the Company is not responsible for installation, revenue is recognized when the product is shipped.

Foreign Currency Translation: The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are accumulated as a separate component of shareholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. dollar as their functional currency, net nonmonetary assets are translated at historical rates and net monetary assets are translated at current rates. Translation adjustments are included in the determination of net income.

Research and Development: Research and development expenses are charged to operations as incurred.

Stock-Based Compensation: The Company grants stock options for a fixed number of shares of the common stock of Holdings ("Common Stock") to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants.

Income Taxes: Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

Earnings per Common Share: Earnings per common share are calculated by dividing net income by weighted average common shares outstanding during each fiscal year. The exercise of outstanding stock options would not result in a material dilution of earnings per common share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", that is required to be adopted by the Company in the fourth quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Had the provisions of Statement No. 128 been used to calculate earnings per share for the three fiscal years in the period ended February 22, 1997, earnings per share would not have differed materially from the reported amounts.

Cash Equivalents: The Company considers short-term, highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Systems, Equipment and Other Assets Relating to Contracts: Systems, equipment and other assets relating to contracts are stated on the basis of cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful life is generally five years.

Impairment of Long-Lived Assets: The Company periodically reviews the recoverability of its long-lived assets. If facts and circumstances indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amount to determine if a write-down to fair value is necessary.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis principally over 40 years. As of February 22, 1997 and February 24, 1996, accumulated amortization was $19,498,000 and $15,509,000, respectively.

NOTE B - BUSINESS ACQUISITIONS

On September 1, 1993, the Company acquired 41.5% of the voting common and 41.5% of the non-voting preferred stock of Racimec Informatica Brasileira S.A. ("Racimec"), a Brazilian company engaged in the lottery business, for cash consideration of approximately $6,900,000 plus related expenses. On January 31, 1996, the Company acquired the remaining voting common stock and 37.7% of nonvoting preferred stock of Racimec for cash consideration of $4,600,000 plus related expenses and the exchange by the Company of $9,400,000 of notes and related accrued interest receivable from a shareholder of Racimec. In connection with the acquisition, the Company recorded approximately $29,187,000 of goodwill. The results of Racimec for fiscal 1996 are included in the financial statements of the Company using the equity method of accounting through January 31, 1996. Subsequent to January 31, 1996, the accounts of Racimec have been consolidated.

In February 1997, the Company acquired 100% of the voting common stock of SB Industria E Comercio LTDA. ("SB Manaus"), a company located in Brazil for $2,000,000. SB Manaus was the consortium partner of Racimec in connection with the bid for the on-line lottery contract with Caixa Economica Federal ("Caixa"), Latin America's largest financial institution that runs Brazil's National Lottery. The Caixa contract was awarded to Racimec in January 1997. The Company is obligated to purchase the remaining non-voting preferred stock of Racimec for approximately $5,900,000 six months after the start-up of the Caixa on-line lottery system.

The following summary presents on an unaudited pro forma basis, the combined results of the Company and Racimec as if the January 31, 1996 acquisition had taken place as of the beginning of fiscal 1996 and 1995. For purposes of this pro forma presentation, the pre-acquisition results of operations have been adjusted to give effect to interest costs of funds used to finance the acquisition, intercompany transactions and amortization of goodwill.


                                                    (Unaudited)
                                                Fiscal Year Ended
                                      ---------------------------------------
                                      February 24, 1996     February 25, 1995
                                      -----------------     -----------------
                                          (Dollars in thousands, except
                                               per share amounts)


Revenues ...........................  $         787,747     $         718,647

Income from continuing operations
 before extraordinary charge .......             54,085                50,756

Income before extraordinary charge .             54,085                   729

Net income (loss) ..................             54,085                  (691)

Earnings per common share:
   Income from continuing operations
    before extraordinary charge ....  $            1.25     $            1.17
   Discontinued operations .........               --                   (1.15)
   Extraordinary charge ............               --                    (.03)
                                      -----------------     -----------------
                                      $            1.25     $            (.01)
                                      =================     =================

The above pro forma information does not purport to represent the Company's actual results of operations had the January 31, 1996 acquisition of Racimec occurred at the beginning of the periods indicated or to project the Company's results for any future periods.

NOTE C - INVENTORIES

Inventories consist of:

                                      February 22, 1997      February 24, 1996
                                      -----------------      -----------------
                                              (Dollars in thousands)

Purchased components ...............  $          11,483      $          20,341
Finished subassemblies .............              1,993                  3,526
Work-in-progress ...................             16,106                 17,936
Finished goods .....................              5,744                  1,866
                                      -----------------      -----------------
                                      $          35,326      $          43,669
                                      =================      =================





NOTE D  - DISCONTINUED OPERATIONS

In February 1995, the Board of Directors of the Company approved a plan to dispose of the Company's AmTote subsidiary. AmTote was engaged in the parimutuel on-track services and benefits delivery businesses. The Company retained the benefits delivery business. In connection with the disposal of AmTote, the Company recorded an after-tax charge of $43,444,000 in fiscal 1995. The results of operations of AmTote for fiscal 1995 have been reported as losses from discontinued operations, net of income tax benefit. In February 1996, the Company sold AmTote to Mudge Acquisitions Group ("Mudge").


The following table sets forth summary information relating to AmTote:


                                                          Fiscal Year Ended
                                                          February 25, 1995
                                                          -----------------
                                                        (Dollars in thousands)
       Revenues ......................................    $          37,507
       Costs and expenses ............................               47,540
                                                          -----------------
          Operating loss before income tax benefit ...              (10,033)
       Income tax benefit relating to operations .....                3,450
                                                          -----------------
          Loss from operations .......................               (6,583)

       Loss on disposal before income tax benefit ....              (59,640)
       Income tax benefit relating to loss on disposal               16,196
                                                          -----------------
          Loss on disposal ...........................              (43,444)
                                                          -----------------
          Loss from discontinued operations ..........    $         (50,027)
                                                          =================

The accrual for discontinued operations at February 22, 1997, amounts to $11,212,000, comprised of $2,602,000 in current liabilities and $8,610,000 in other liabilities. These amounts represent estimates of pension and other post-retirement liabilities that the Company has agreed to reimburse Mudge for in connection with the sale of AmTote.

NOTE E - SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS

Systems, equipment and other assets relating to contracts consists of:


                                      February 22, 1997      February 24, 1996
                                      -----------------      -----------------
                                               (Dollars in thousands)

Land and buildings .................  $           5,881      $           5,870
Computer terminals and systems .....            925,614                725,177
Furniture and equipment ............             95,284                 78,584
Contracts in progress ..............             36,872                 77,563
                                      -----------------      -----------------
                                              1,063,651                887,194
Less accumulated depreciation
  and amortization  ................            561,350                417,948
                                      -----------------      -----------------
                                      $         502,301      $         469,246
                                      =================      =================


The Company has made significant investments in systems, equipment and other assets to establish infrastructure to support its current and future benefits delivery business. At February 22, 1997, these assets had a carrying value of approximately $62,233,000. In response to significant operating losses incurred by Transactive during fiscal 1996, the Company, in the second half of fiscal 1996, implemented a plan that, among other things, focused on reductions in operating costs. During fiscal 1997, although Transactive continued to incur losses, such losses were reduced from the prior year and the Company achieved the financial goals in its plan for such year. The Company plans continuing focus on cost reduction. The Company is also considering alternatives to increase the value of Transactive, including joint venturing with another entity. There can be no assurance that the Company's plans and efforts with regard to Transactive will continue to be successful, and if they are not, the Company may be required to recognize a loss on a portion of its investment in Transactive.

In connection with the five-year extension of the Company's Texas lottery contract that was awarded in April 1996, the Company committed to and is making major capital investments of more than $20,000,000 and has incurred significant additional related expenses. A substantial portion of such investment, along with a substantial portion of the Company's existing investment in its Texas lottery contract ($48,915,000 at February 22, 1997) may be required to be written off should the Company lose all or a portion of the Texas lottery contract (See Note H).

NOTE F - UNCONSOLIDATED AFFILIATES

The Company's investments in unconsolidated affiliated companies over which it exerts significant influence are accounted for using the equity method. The Company has a 22.5% interest in Camelot Group plc ("Camelot"), a 40% interest in Lottery Technology Enterprises ("LTE"), and a 50% interest in each of four joint ventures with Full House Resorts, Inc. ("Full House"). In addition, through January 31, 1996 the Company held a 41.5% interest in Racimec (See Note B) and at February 24, 1996, the Company held a 20% interest in Pacific Online Systems Corporation ("Pacific"). The Company sold its investment in Pacific in fiscal 1997 for $5,895,000.

Camelot is a consortium that operates the United Kingdom lottery and is the largest of the Company's unconsolidated affiliates. The Company's investments in and advances to Camelot amounted to $43,358,000 and $33,639,000 at February 22, 1997 and February 24, 1996, respectively. In addition, the Company's equity in the earnings of Camelot amounted to $14,394,000, $17,961,000 and $2,367,000 for fiscal 1997, 1996 and 1995, respectively. LTE is a joint venture comprised of the Company and District Enterprise for Lottery Technology Applications of Washington, D.C. that holds a contract with the District of Columbia Lottery and Charitable Games Control Board. The joint ventures with Full House are engaged in the financing and development of Native American and other casino gaming ventures. Pacific is a corporation that holds a contract with the Philippine Charity Sweepstakes Office.

The following is a summary of the combined financial condition of the Company's unconsolidated affiliates along with their combined results of operations, used as the basis for applying the equity method of accounting:


                                                          Fiscal Year Ended
                                      ---------------------------------------------------------
                                      February 22, 1997   February 24, 1996   February 25, 1995
                                      -----------------   -----------------   -----------------
                                                        (Dollars in thousands)
Earnings data:
     Revenues ......................  $       7,319,017   $       7,919,759   $       1,121,956
     Gross profit ..................            235,610             261,445              83,313
     Net income ....................             65,743              65,587              10,937

Balance sheet data:
     Current assets ................  $         646,082   $         731,108   $         211,999
     Noncurrent assets .............            156,472             169,401             213,640
     Current liabilities ...........            556,011             716,951             302,900
     Noncurrent liabilities ........             55,798              29,919              23,919




The Company's share of undistributed earnings of affiliated companies included in retained earnings was $29,496,000, $17,025,000 and $3,297,000 at February 22,
1997, February 24, 1996 and February 25, 1995, respectively. Dividends received from an unconsolidated affiliate were $6,881,000 and $3,298,000 in fiscal 1997 and 1996, respectively. No dividends were received in fiscal 1995.

NOTE G  - LONG-TERM DEBT


Long-term debt consists of:


                                      February 22, 1997      February 24, 1996
                                      -----------------      -----------------
                                               (Dollars in thousands)

Revolving credit facility ..........  $         367,000      $         366,500
Other  .............................             21,548                 20,423
                                      -----------------      -----------------
                                                388,548                386,923
Less current maturities ............              6,049                  3,993
                                      -----------------      -----------------
                                      $         382,499      $         382,930
                                      =================      =================


The Company has an unsecured revolving credit facility of $500,000,000 expiring on September 15, 1999 (the "Credit Facility"). At February 22, 1997, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.69%. The Company is required to pay a facility fee of .125% per annum on the total revolving credit commitment. The restrictive provisions of the Credit Facility include, among other things, requirements relating to the maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on the ability of the Company to make cash distributions on its Common Stock under certain circumstances. At February 22, 1997, under the most restrictive covenants, the Company had available $58,647,000 of retained earnings for the payment of dividends. The Company has never paid cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest earnings in the operation and expansion of the business of the Company.

Up to $100,000,000 of the Credit Facility may be used for the issuance of letters of credit. There were no letters of credit outstanding under the Credit Facility as of February 22, 1997. The Company had outstanding at February 22, 1997, $103,143,000 of letters of credit issued outside of the Credit Facility. The annual cost for these outstanding letters of credit is principally .5% of the face amount.

Long-term debt at February 22, 1997 matures as follows:


                  Fiscal Year                  (Dollars in thousands)
                  -----------
                  1998                                 $        6,049
                  1999                                          4,160
                  2000                                        378,339

Interest costs incurred by the Company were $25,036,000, $24,548,000 and $19,312,000 (of which $4,224,000, $317,000 and $1,127,000 were capitalized as additional costs of qualifying property during the construction period) for fiscal 1997, 1996 and 1995, respectively.

NOTE  H - COMMITMENTS AND CONTINGENCIES

Contracts

Contracts generally contain time schedules for, among other things, commencement of system operations and the installation of terminals, as well as detailed performance standards. The Company is typically required to furnish substantial bonds to secure its performance under these contracts. In addition to other possible consequences, including contract termination, failure to meet specified deadlines or performance standards, could trigger substantial penalties in the form of liquidated damage assessments. Many of the Company's contracts permit the customer to terminate the contract at will and do not specify the compensation, if any, to which the Company would be entitled were such a termination to occur.


Legal Matters

It has not been uncommon in the lottery industry for investigations of various types, including grand jury investigations, to be conducted by federal or state law enforcement and other officials into possible undue influence, bribery or other improprieties or wrongdoing in connection with efforts to obtain or the awarding of lottery contracts and related matters. Such investigations often are called for by disappointed competitors or politicians (who may include those opposed to gaming or the lottery business). Some investigations in the past have involved the Company, or its consultants, lobbyists or representatives, directly or indirectly, and the Company is aware of federal grand jury investigations currently being conducted by the U.S. Attorneys in New Jersey and Texas.

As previously publicly reported, in October 1994, the U.S. Attorney's Offices for the Western District of Kentucky and for the District of New Jersey announced that separate indictments had been returned by federal grand juries in those jurisdictions against J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and several other individuals who served as consultants or suppliers to the Company. The indictments alleged essentially that, unbeknownst to the Company, Mr. Smith had received kickbacks from the consultants and suppliers for his own benefit. The indictments did not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's Kentucky or New Jersey lottery operations. In January 1995, at the conclusion of the Government's case, the U.S. District Court for the Western District of Kentucky dismissed all charges against Mr. Smith and the other defendant, a GTECH supplier. The New Jersey trial of Mr. Smith and two consultants commenced in September 1996 in the U.S. District Court for New Jersey, and in October 1996 Mr. Smith and one of the two consultants were found guilty of all charges. The other consultant was found not guilty. Mr. Smith has moved for a new trial. In the midst of these events, the New Jersey Lottery Commission awarded GTECH a contract to continue operating the state lottery.

Subsequent to the Smith trial, the New Jersey U.S. Attorney announced in a press release that a grand jury investigation in that jurisdiction is continuing but did not specify the scope of such investigation. Thereafter, the New Jersey U.S. Attorney's Office issued subpoenas to GTECH, one of which is being disputed by GTECH. The Texas U.S. Attorney's Office in the past has also issued subpoenas to GTECH. GTECH is cooperating with these investigations.

As previously publicly reported, the United States Attorney's Office in Georgia recently advised GTECH's counsel that its grand jury investigation, which GTECH previously reported, has terminated. No charges were brought against GTECH.

No charges of wrongdoing have ever been brought against GTECH or the Company by any grand jury or other governmental authority. On two occasions in the past, charges of wrongdoing were brought against non-employee lobbyists retained by GTECH, but neither lobbyist was found guilty of any activities relating to GTECH.


The Company does not believe that it has engaged in any wrongdoing in connection with these matters. However, since the current investigations are still underway and are conducted largely in secret, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other governmental agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect.

As widely reported in the Texas media, the Texas Lottery Commission is inquiring of GTECH regarding its business relationships relating to the Texas Lottery and GTECH has cooperated with that inquiry. The Texas Lottery is also inquiring about several other matters which could have material negative implications with respect to GTECH's business in Texas, including the following:

     - GTECH's consulting contracts with Ben Barnes, former Lieutenant Governor of Texas, which contracts were entered into in 1991 and were bought out and terminated by the Company in February 1997;

     - GTECH's retention in October 1992 of Michael Moeller, a friend of Nora Linares, the then Executive Director of the Texas Lottery, as a consultant regarding New Mexico;

     - Mr. Barnes' gift in December 1992 of a $100 paperweight to then Governor of Texas, Ann Richards;

     - Any other instances in which GTECH entertained or gave a gift to a state official (without reimbursement).

In addition, the Texas State Auditor has issued to GTECH a Request for Information, and GTECH is complying with that request.

In March 1997, the Texas Lottery Commission directed its staff to prepare and circulate by June 30, 1997, a request for proposals with respect to the entire Texas Lottery contract currently held by GTECH, as well as requests for proposals for various portions of that contract. However, the Chairman of the Commission has declared that this action is not and should not be deemed an exercise by the Texas Lottery of the termination provision of GTECH's contract, without cause, upon 30 days prior notice. The Texas Lottery Commission has further asserted that it has no obligation to deal with GTECH in good faith with respect to the termination of its contract with the Company, a position with which GTECH strongly disagrees. Pursuant to the amendment to GTECH's contract executed in April 1996 which extended the term of the contract for five years, the Company is making major capital investments of more than $20 million and has incurred significant related expenses (See Note E). The Texas Lottery contract is GTECH's largest, accounting for approximately 16% of GTECH's total revenues in fiscal 1997 and a significant percentage of operating income. GTECH is pursuing all available options to ensure that its contract, amended to extend through August 2002 and negotiated in good faith with the Texas Lottery, is honored.

In April 1997, Nora Linares, the former Executive Director of the Texas Lottery Commission, filed suit against GTECH and James Hosker, the Company's Texas Site Director (captioned Nora Alicia Linares v. GTECH Corporation and James Hosker, et al.), in the District Court of Travis County, Texas (261st Judicial District). Ms. Linares, who had been terminated as Executive Director of the Texas Lottery Commission in January 1997, alleges that GTECH, in violation of Texas State Law and its lottery contract with the State of Texas, tortiously interfered with her employment relationship with her former employer by, among other things, hiring Michael Moeller as a consultant, and intentionally inflicted emotional distress upon her. Ms. Linares seeks both a declaratory judgment setting forth the rights, duties and responsibilities which GTECH owes to public officials such as Ms. Linares, as well as actual and exemplary damages from GTECH. GTECH believes that this lawsuit is without merit and is defending itself (and Mr. Hosker) vigorously. On May 2, 1997, GTECH filed a notice of removal in the Austin Division of the United States District Court for the Western District of Texas, seeking to have the case transferred from the state court to the federal court.

As previously publicly reported, in December 1995, Richard Branson filed suit in the United Kingdom's High Court of Justice (Queen's Bench Division) against GTECH U.K. Corporation, a subsidiary of the Company, and Robert Rendine, its press spokesman (captioned Richard Branson v. GTECH U.K. Corporation and Robert Rendine), and in January 1996, Mr. Branson filed suit in this same court against the Company's Chairman, Guy B. Snowden (captioned Richard Branson v. Guy Snowden), alleging in both cases that the defendants had libeled Mr. Branson in responding to certain allegations which had been made by Mr. Branson. Mr. Branson, whose consortium in 1994 lost the bid to operate the United Kingdom National Lottery, had alleged in a television program broadcast in the U.K. in December 1995 that Mr. Snowden had offered him an inducement in September 1993 not to bid for the U.K. lottery contract. Mr. Snowden and the Company have categorically denied Mr. Branson's allegations. In addition, Mr. Snowden filed suit in January 1996 in the U.K. against Mr. Branson alleging that Mr. Branson's televised allegations libeled Mr. Snowden. The Director General of the U.K. Lottery subsequently appointed Anne Rafferty Q.C. to conduct an inquiry into Mr. Branson's allegations that Mr. Snowden had attempted to bribe him. In July, 1996 a report setting forth the results of Ms. Rafferty's inquiry was made public. That report found no evidence supporting Mr. Branson's allegations that Mr. Snowden had attempted to bribe him. The trial on these matters currently is scheduled to commence in January 1998, and the Company intends to defend its Chairman, subsidiary and press spokesman vigorously against Mr. Branson's claims. Moreover, Mr. Snowden intends to pursue his claim against Mr. Branson.

In September 1996, Jack M. Janis and Linda Janis, both individually and on behalf of a class of persons similarly situated, filed suit against the California State Lottery Commission, Southland Corporation and the Company in the Supreme Court of the State of California (County of Los Angeles). This suit alleges, in light of the June 1996 decision of the California Supreme Court, Western Telcon, Inc. et. al. v. California State Lottery (which held that the California State Lottery's keno game as then structured was not a lottery game and therefore was not authorized by California lottery law), that the defendants were unjustly enriched and were guilty of unfair business practices and misleading advertising in connection with the sale of keno tickets from January 1, 1992 through suspension of the keno game in June 1996. The suit seeks restitution of all amounts realized by the defendants through the sale of keno tickets less funds paid to public schools pursuant to relevant California law and proceeds paid to holders of winning keno tickets, together with costs, disbursements and prejudgment interest. The Company has responded with a vigorous defense. In February 1997, the Court granted the Company summary judgment but granted the plaintiffs limited leave to amend their complaint alleging alternative theories of recovery. The plaintiffs filed an amended complaint in March 1997. The Company believes that these claims are without merit and intends to continue to defend itself vigorously in these proceedings.

The Company also is subject to certain legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect the Company's consolidated financial position or results of operations.

NOTE I - STOCK OPTION PLAN

The GTECH Holdings Corporation 1994 Stock Option Plan, as amended, (the "1994 Plan") authorizes up to an aggregate of 1,800,000 shares of Common Stock for the granting of incentive stock options and nonqualified stock options to officers and other key employees of the Company at a price not less than the fair market value of a share of Common Stock on the date the option is granted. Options expire ten years after date of grant (subject to acceleration in certain circumstances) and generally become exercisable ratably over a four-year period from date of grant.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for the 1994 Plan. Accordingly, no compensation expense has been recognized. Had compensation expense for options granted under the 1994 Plan after February 25, 1995 been determined based on the estimated fair value at the grant dates for awards under the plan, the Company's pro forma net income and earnings per share for fiscal 1997 and 1996 would have been $76,331,000 and $1.78, respectively, and $66,295,000 and $1.53, respectively.
The effects on fiscal 1997 and 1996 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years because of the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of options granted after February 25, 1995 under the 1994 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and 1996, respectively: risk-free interest rates of 5.59% and 5.78%; volatility factors of the expected market price of the Company's common stock of .32 and .37; and a weighted-average expected life of the option of 4.0 years and 7.2 years. The Company did not assume a dividend yield for fiscal 1997 or 1996.

A summary of the Company's 1994 Plan stock option activity and related information follows:

                                                                                  Fiscal Year Ended
                                             --------------------------------------------------------------------------------------
                                                  February 22, 1997               February 24, 1996            February 25, 1995
                                             ---------------------------     --------------------------   -------------------------
                                              Shares         Weighted         Shares        Weighted       Shares       Weighted
                                               under         Average           under        Average         under       Average
                                              Options     Exercise Price     Options     Exercise Price    Options   Exercise Price
                                             ---------    --------------     ---------   --------------   ---------  --------------
Outstanding at beginning of year........     1,214,150    $       21.964      793,500    $       17.532         --   $         --
Granted ................................       195,500            28.656      567,500            26.844    796,500           17.530
Exercised ..............................       (79,225)           17.433      (33,850)           16.875         --             --
Forfeited ..............................       (24,250)           18.603     (113,000)           16.875     (3,000)          16.875
                                             ---------                       ---------                    ---------
Outstanding at end of year .............     1,306,175    $       23.303     1,214,150   $       21.964    793,500   $       17.532
                                             =========                       =========                    =========

Exercisable at end of year .............       402,675    $       21.865       147,425   $       17.759

Weighted-average fair value of options
granted during the year ................    $    9.675                       $  13.000


Exercise prices for options outstanding under the 1994 Plan as of February 22, 1997 ranged from $16.875 to $31.50. The weighted-average remaining contractual life of those options is 8.42 years.

NOTE J - INCOME TAXES


The components of income from continuing operations before income taxes and extraordinary charge were as follows:


                                                                Fiscal Year Ended
                                          -----------------------------------------------------------
                                          February 22, 1997    February 24, 1996    February 25, 1995
                                          -----------------    -----------------    -----------------
                                                            (Dollars in thousands)

United States ..........................  $          93,990    $          92,101    $          70,803
Foreign ................................             37,879               22,774               21,796
                                          -----------------    -----------------    -----------------
                                          $         131,869    $         114,875    $          92,599
                                          =================    =================    =================



Significant components of the provision for income taxes were as follows:

                                                               Fiscal Year Ended
                                          -----------------------------------------------------------
                                          February 22, 1997    February 24, 1996    February 25, 1995
                                          -----------------    -----------------    -----------------
                                                            (Dollars in thousands)
Current:
     Federal ...........................  $          12,221    $          16,836    $          28,807
     State .............................              5,970                5,150                5,922
     Foreign ...........................             14,605               14,376                9,120
                                          -----------------    -----------------    -----------------
        Total Current ..................             32,796               36,362               43,849
                                          -----------------    -----------------    -----------------
Deferred:
     Federal ...........................             18,869                6,661               (2,986)
     State .............................              2,401                  797                 (583)
                                          -----------------    -----------------    -----------------
          Total Deferred ...............             21,270                7,458               (3,569)
                                          -----------------    -----------------    -----------------
Charge in lieu of income taxes .........               --                  4,428                 --
                                          -----------------    -----------------    -----------------
       Total from Continuing Operations              54,066               48,248               40,280

Discontinued Operations:
     Current ...........................             (1,171)              (8,954)              (9,963)
     Deferred ..........................              1,171                8,954               (9,683)
                                          -----------------    -----------------    -----------------
          Total Discontinued ...........               --                   --                (19,646)
                                          -----------------    -----------------    -----------------
Extraordinary charge ...................               --                   --                 (1,093)
                                          -----------------    -----------------    -----------------
       Total Provision .................  $         54,066     $          48,248     $         19,541
                                          =================    =================    =================

Charge in lieu of income taxes represents the income tax benefit allocated to shareholders' equity related to the excess of tax deductions over book expense for restricted stock plans.

Significant components of the Company's deferred tax assets and liabilities were as follows:



                                                                   February 22, 1997    February 24, 1996
                                                                   -----------------    -----------------
                                                                          (Dollars in thousands)
Deferred tax assets:
   Accruals not currently deductible for tax purposes............  $          22,911    $          24,565
   Cash collected in excess of revenue recognized ...............              5,045                7,885
   Inventory reserves ...........................................              3,084                5,562
   Other ........................................................              2,128                2,358
                                                                   -----------------    -----------------
                                                                              33,168               40,370

Deferred tax liabilities:
   Depreciation .................................................            (26,306)             (17,799)
   Advance payments .............................................             (5,850)                --
   Other ........................................................             (4,462)              (3,580)
                                                                   -----------------     ----------------
                                                                             (36,618)             (21,379)
                                                                   -----------------     ----------------
       Net deferred tax assets (liabilities) ....................  $          (3,450)    $         18,991
                                                                   =================     ================



The effective income tax rate on income from continuing operations differed from the statutory federal income tax rate for the following reasons:


                                                                        Fiscal Year Ended
                                                   -----------------------------------------------------------
                                                   February 22, 1997    February 24, 1996    February 25, 1995
                                                   -----------------    -----------------    -----------------
Federal income tax using statutory rate .........              35.0%                35.0%                35.0%
State taxes, net of federal benefit .............               4.0                  4.0                  3.8
Equity in earnings of unconsolidated affiliates..              (2.7)                (3.1)                (0.8)
Nondeductible expenses ..........................               1.4                  2.0                  1.9
Goodwill ........................................               1.1                  0.9                  1.0
Other ...........................................               2.2                  3.2                  2.6
                                                   -----------------    -----------------     ----------------
                                                               41.0%                42.0%                43.5%
                                                   =================    =================     ================

NOTE K - TRANSACTIONS WITH RELATED PARTIES

Sales of products and services to Camelot and the other members of the U.K. lottery consortium were $53,298,000, $56,451,000 and $59,415,000 in fiscal 1997,
1996 and 1995, respectively. At February 22, 1997 and February 24, 1996, the Company had receivables net of advance payments of $7,035,000 and $9,908,000, respectively, from Camelot and the other members of the consortium.

Sales of products and services to LTE were $3,714,000, $3,334,000 and $341,000 in fiscal 1997, 1996 and 1995, respectively. At February 22, 1997 and February 24, 1996, the Company had receivables of $265,000 and $855,000, respectively, from LTE.

Sales of products to Racimec were $2,140,000 and $10,052,000 in fiscal 1996 and 1995, respectively.

At February 22, 1997 and February 24, 1996, the Company had a convertible note receivable from Full House of $3,000,000. The note is interest free until January 25, 1998 and interest bearing thereafter at the prime rate. Interest is payable monthly. The principal balance of the note is due on January 25, 2001. The Company has the right, at its option, to convert all or any part of the principal balance of the note into common stock of Full House at a conversion price of $5 principal amount of the note for one share of Full House common stock. The conversion period expires on January 25, 1998. In addition, at February 24, 1996 the Company had a loan receivable from one of its joint ventures with Full House in the amount of $9,684,000. Interest on the loan was payable monthly at the prime rate plus 2%. During fiscal 1997 the note was repaid in full. In addition, at February 22, 1997 the Company had a loan receivable from one of its joint ventures with Full House in the amount of $6,336,000. Interest on the loan is payable monthly at the prime rate plus 1%. The principal balance of the loan is repayable in 36 monthly installments with a final payment due on September 10, 1999.

The Company has a loan program under its expired Restricted Stock Unit Plan that assists employees in paying federal and state income tax withholdings associated with stock awards that became taxable compensation to them. Current and future loans and related interest are repayable on February 1, 1999. The loans are evidenced by promissory notes that bear interest at the rate of 7.1% per annum. Loans outstanding at February 22, 1997 and February 24, 1996, amounted to $389,000 and $2,349,000, respectively.

The Company paid rent of $2,619,000, $2,612,000 and $2,655,000 to West Greenwich Technology Associates Limited Partnership (that is 50% owned by the Company and 50% owned by an unrelated third party), in fiscal 1997, 1996 and 1995, respectively, for the Company's West Greenwich, Rhode Island corporate headquarters and research and development and main production facility. The agreement calls for rent payments to escalate to $3,510,000 beginning March 1, 1999, and to $3,531,000 beginning March 1, 2004.

During fiscal 1995, the Company, pursuant to the terms of an employment agreement with its President and Chief Operating Officer, made loans to him to enable him to retire certain third-party indebtedness. The loans consisted of a $400,000 loan under a line of credit arrangement that required no interest and that was repaid during fiscal 1997 and a loan in the amount of $500,000 bearing interest at the rate of 6.0% per annum that is repayable in full on or before November 1, 1999. Loans outstanding, including interest, at February 22, 1997 and February 24, 1996, amounted to $536,000 and $797,000, respectively.

At February 25, 1995, the Company had notes receivable and related accrued interest of $8,419,000 from Racipar Empreendimentos E Participacoes LTDA. ("Racipar"), an affiliate of Racimec. On January 31, 1996 the note and related accrued interest were exchanged for shares of Racimec (See Note B).

NOTE L - LEASES

The Company leases certain facilities, equipment and vehicles under noncancelable operating leases that expire at various dates through fiscal 2014. Certain of these leases have escalation clauses and renewal options ranging from one to ten years. The Company is required to pay all maintenance, taxes and insurance relating to its leased assets.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial terms greater than one year, consist of the following at February 22, 1997:


     Fiscal Year                  (Dollars in thousands)
     -----------
     1998                                $        23,955
     1999                                         22,200
     2000                                         11,714
     2001                                         11,209
     2002                                         10,344
     Thereafter                                   60,839
                                         ---------------
     Total minimum lease payments        $       140,261
                                         ===============

Rental expense for all operating leases was $27,471,000, $23,285,000 and $19,864,000 for fiscal 1997, 1996 and 1995, respectively.



NOTE M - EMPLOYEE BENEFITS

The Company has two defined contribution 401(k) retirement savings and profit sharing plans (the "Plans") covering substantially all full-time employees in the United States and the Commonwealth of Puerto Rico. Under these Plans, an eligible employee may elect to defer receipt of a portion of base pay for each year in which case the Company will contribute this amount on the employee's behalf to the Plans and also will make a matching contribution equal to 50% of the amount that the employee has elected to defer, up to a maximum matching contribution of 2 1/2% of the employee's base pay. The Company, at its discretion, may contribute additional amounts to the Plans on behalf of employees based upon its profits for a given fiscal year. Participants are 100% vested at all times in their entire account balance in the Plans. Benefits under the Plans generally will be paid to participants upon retirement or in certain other limited circumstances. In fiscal 1997, 1996 and 1995, the Company recorded expense under these Plans of $7,010,000, $4,478,000 and $5,010,000, respectively.

The Company has a Supplemental Retirement Plan, that is a defined contribution plan that provides to certain key employees additional retirement benefits.
The Company, at its discretion, may contribute additional amounts to the plan on behalf of such key employees' equal to the percentage of profit sharing contributions contributed for the calendar year multiplied by the key employees' compensation (as defined) for such year. In fiscal 1997, 1996 and 1995 the Company recorded expense under this plan of $1,254,000, $804,000 and $772,000, respectively.

NOTE N - FOREIGN OPERATIONS

The Company's geographic area data is summarized below:

                                                                                            Fiscal Year Ended
                                                                       -----------------------------------------------------------
                                                                       February 22, 1997    February 24, 1996    February 25, 1995
                                                                       -----------------    -----------------    -----------------
                                                                                         (Dollars in thousands)
Service Revenues and Product Sales:
     United States ...............................................     $         670,090    $         585,258    $         599,915
     Brazil ......................................................                55,769                4,346                 --
     Other Foreign ...............................................               178,413              154,486               95,192
                                                                       -----------------    -----------------    -----------------
                                                                       $         904,272    $         744,090    $         695,107
                                                                       =================    =================    =================

Operating Profit:
     United States ...............................................     $        108,697     $        101,208    $          113,338
     Brazil ......................................................               (6,114)              (2,485)                 --
     Other Foreign ...............................................               46,026               36,645                 7,056
                                                                       ----------------     ----------------    ------------------
       Total Operating Profit ....................................              148,609              135,368               120,394
     General corporate expenses ..................................              (21,518)             (17,385)              (15,913)
     Interest expense ............................................              (20,812)             (24,231)              (18,185)
     Interest income .............................................                4,424               12,124                 5,120
     Equity in earnings of unconsolidated affiliates..............               16,727                8,060                 1,872
     Other income (expense) ......................................                4,439                  939                  (689)
                                                                       ----------------     ----------------    ------------------
Income from continuing operations before income taxes and
     extraordinary charge ........................................     $        131,869     $        114,875    $           92,599
                                                                       ================     ================    ==================



                                                                                            Fiscal Year Ended
                                                                       -----------------------------------------------------------
                                                                       February 22, 1997    February 24, 1996    February 25, 1995
                                                                       -----------------    -----------------    -----------------
                                                                                         (Dollars in thousands)
Identifiable Assets:
     United States ...............................................     $         685,125    $        579,154     $         512,219
     Brazil ......................................................                96,544              94,754                  --
     Other Foreign ...............................................               131,608             135,314               134,096
                                                                       -----------------    ----------------     -----------------
                                                                                 913,277             809,222               646,315

Investments in and advances to
   unconsolidated affiliates .....................................                56,693              49,068                87,642
Assets of discontinued operations ................................                  --                  --                  10,591
Other corporate assets ...........................................                23,235              28,444                44,264
                                                                       -----------------    ----------------     -----------------
                                                                                 993,205             886,734               788,812
Eliminations .....................................................               (36,664)            (27,354)               (9,558)
                                                                       -----------------    ----------------     -----------------
  Total Assets ...................................................     $         956,541    $        859,380     $         779,254
                                                                       =================    ================     =================


For fiscal 1997, 1996 and 1995, the Company's United States revenues included export sales of $88,440,000, $54,969,000, and $145,016,000, respectively, principally as follows: to Europe, the Far East and the United Kingdom in the amounts of $54,166,000, $14,401,000 and $10,818,000, respectively, in fiscal
1997; to Europe and the United Kingdom in the amounts of $24,788,000 and $16,896,000, respectively, in fiscal 1996; and to the United Kingdom, Latin America and Europe in the amounts of $51,516,000, $35,607,000 and $35,164,000, respectively, in fiscal 1995.

Foreign exchange gains (losses) amounted to $336,000, $30,000,and $(2,000) for fiscal 1997, 1996 and 1995, respectively.

For fiscal 1997, 1996 and 1995, the aggregate revenues from the State of Texas (including lottery and electronic benefits delivery) represented 18.6%, 19.6% and 16.1% of the Company's consolidated revenues, respectively. No other customer accounted for more than 10% of consolidated revenues in such years.

NOTE O - FINANCIAL INSTRUMENTS

Cash and cash equivalents

Cash equivalents are stated at cost which approximates fair value.

Debt

The carrying amounts of the Company's borrowings under the Credit Facility and other debt approximates fair value.

Forward Exchange Contracts

The Company, from time to time, enters into foreign currency exchange contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. The Company does not engage in currency speculation. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge anticipated revenue streams and certain assets and liabilities are marked to market and the resulting transaction gain or loss is included in the determination of net income. As of February 22, 1997 and February 24, 1996, the Company had approximately $13,829,000 and $9,664,000, respectively, of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily British Pounds and German Marks) and approximately $20,567,000 and $28,566,000, respectively, of outstanding foreign currency exchange contracts to sell foreign currencies (primarily British Pounds, German Marks, Irish Punts and Canadian Dollars). The fair values of the Company's foreign currency exchange contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation when necessary for maturity differences. The fair value of these contracts, in the aggregate, was not material at February 22, 1997 or February 24, 1996.

Interest Rate Hedges

On January 24, 1996, the Company entered into three interest rate swaps with an aggregate notional amount of $125,000,000 that provide interest rate protection over the period January 26, 1996 to April 28, 1997. The related market values of these swaps as provided by the financial institutions that are counterparties to the swaps was not material at February 22, 1997 or February 24, 1996. The swaps effectively entitle the Company to receive payments from the financial institutions that are counterparties to the swaps should three-month London Interbank Offered Rates ("LIBOR") exceed approximately 5.05%. At February 22, 1997 LIBOR was 5.47%.

NOTE P - QUARTERLY RESULTS OF OPERATIONS - (Unaudited)


The following is a summary of the quarterly results of operations for fiscal 1997 and 1996:

                                                     1st             2nd            3rd           4th
                                                   Quarter         Quarter        Quarter       Quarter
                                                 -----------     -----------    -----------   -----------
                                                      (Dollars in thousands, except per share amounts)
Fiscal year ended February 22, 1997:
     Service revenues .......................    $   194,986     $   191,812    $   198,259   $   204,477
     Sales of products ......................         16,187          23,141         33,621        41,789
     Gross profit ...........................         70,304          66,469         71,963        76,433
     Net income .............................         18,203          17,501         19,080        23,019

     Earnings per common share ..............    $       .42     $       .41    $       .44   $       .54

Fiscal year ended February 24, 1996:
     Service revenues .......................    $   165,327     $   167,112    $   168,537   $   185,067
     Sales of products ......................         14,102          17,815         18,602         7,528
     Gross profit ...........................         66,348          66,143         61,944        63,299
     Net income .............................         18,310          16,496         15,972        15,849

     Earnings per common share ..............    $       .42     $       .38    $       .37   $       .37



The results of Racimec for fiscal 1996 are included in the financial statements of the Company using the equity method of accounting through January 31, 1996. Subsequent to January 31, 1996, the accounts of Racimec have been consolidated (See Note B).

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                 PART III

Incorporated by Reference

The information called for by Item 10--"Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11--"Executive Compensation", Item
12--"Security Ownership of Certain Beneficial Owners and Management" and Item 13--"Certain Relationships and Related Transactions" of Form 10-K is incorporated herein by reference Holding' definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held in July 1997, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Financial Statement Schedules and Exhibits:

(1) Report of Ernst & Young LLP, Independent Auditors

(2) Report of Price Waterhouse, Independent Accountants

The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at
February 22, 1997 and
February 24, 1996

Consolidated Income Statements--
Fiscal year ended February 22, 1997,
Fiscal year ended February 24, 1996 and
Fiscal year ended February 25, 1995

Consolidated Statements of Shareholders' Equity--
Fiscal year ended February 22, 1997,
Fiscal year ended February 24, 1996 and
Fiscal year ended February 25, 1995

Consolidated Statements of Cash Flows--
Fiscal year ended February 22, 1997,
Fiscal year ended February 24, 1996 and
Fiscal year ended February 25, 1995

Notes to Consolidated Financial Statements

(3) Exhibits:

3.1 Restated Certificate of Incorporation of Holdings, as amended (incorporated by reference to Exhibit 3.1 to the Form S-l of Holdings and GTECH Corporation ("GTECH"), Registration No. 33-31867 (the "1990 S-1").

3.2 Certificate of Amendment to the Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.2 to the Form
              S-1 of Holdings, Registration No. 33-48264 (the "July 1992 S-1")).

+3.3          Amended and Restated By-Laws of Holdings.

4.1 Credit Agreement, dated as of September 15, 1994, among GTECH, certain financial institutions and NationsBank of North Carolina, N.A., as Agent (incorporated by reference to Exhibit 4.1 of Holdings' 1995 10-K).

4.2 Amendment No. 1 to Credit Agreement, dated May 26, 1996, among GTECH, certain financial institutions and NationsBank of North Carolina, N.A., as Agent (incorporated by reference to Exhibit 4 of Holdings' 10-Q for the quarterly period ended May 25, 1996).

4.3 Specimen Form of certificate for Common Stock (incorporated by reference to Exhibit 4.18 of the December 1992 S-1).

10.1 Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Victor Markowicz (incorporated by reference to Exhibit (b) (11) to the Schedule 13E.3 filed by GTECH Corporation, Holdings, GTEK Acquisition, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJCC"), Victor Markowicz and Guy B. Snowden, File No. 0-12604).*

10.2 Amendment to the Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Victor Markowicz (incorporated by reference to Exhibit 10.2 to the July 1992 S-1).*

10.3 Confirmation of Waiver respecting certain provisions of the Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Victor Markowicz, dated February 13, 1996 (incorporated by reference to Exhibit 10.3 of Holdings' 1996 10-K).*

+10.4 Second Amendment to Employment Agreement dated February 12, 1997 among GTECH, Holdings and Victor Markowicz.*

10.5 Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Guy B. Snowden (incorporated by reference to Exhibit
              (b) (12) to the Schedule 13E.3 filed by GTECH, Holdings, GTEK Acquisition, DLJCC, Victor Markowicz and Guy B. Snowden, file no. 0-12604).*

10.6 Amendment to the Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Guy B. Snowden (incorporated by reference to Exhibit 10.4 of the July 1992 S-1).*

10.7         Confirmation  of  Waiver  respecting  certain  provisions  of  the
              Employment Agreement dated as of January 23, 1990 between GTECH, the Company and Guy B. Snowden, dated February 13, 1996
              (incorporated  by  reference  to Exhibit  10.6 of  Holdings'  1996
              10-K).*

+10.8 Second Amendment to Employment Agreement dated as of February 12, 1997 among GTECH, Holdings and Guy B. Snowden.

10.9 Employment Agreement dated October 27, 1994 between Holdings and William Y. O'Connor (incorporated by reference to Exhibit 10.14 of Holdings' 1995 10-K).*

10.10 Amendment to Employment Agreement dated February 13, 1996 between Holdings and William Y. O'Connor (incorporated by reference to
              Exhibit 10.11 of the Holdings' 1996 10-K).*

10.11 Promissory Note dated February 2, 1995 of Guy B. Snowden to Holdings (incorporated by reference to Exhibit 10.18 of Holdings' 1995 10-K).*

10.12 Promissory Note dated February 2, 1995 of Donald L. Stanford to LAC Corporation (incorporated by reference to Exhibit 10.19 of Holdings' 1995 10-K).*

10.13 Promissory Note dated February 2, 1995 of Michael R. Chambrello to LAC Corporation (incorporated by reference to Exhibit 10.22 of Holdings' 1995 10-K).*

10.14 GTECH Corporation Executive Perquisites Program (incorporated by reference to Exhibit 10.8 of Holdings' 1993 10-K).*

10.15         Form of Indemnification Agreement (incorporated by reference as
              Exhibit 10.14 of GTECH's 1992 10-K).

10.16 List of Indemnification Agreement signatories and dates (incorporated by reference to Exhibit 10.17 of Holdings'1996 10-K).

10.17 Form of Executive Separation Agreement and Schedule of Recipients (incorporated by reference to Exhibit 10.18 of Holdings' 1996 10-K).

10.18 Supplemental Retirement Plan effective January 1, 1992 and List of participants (incorporated by reference to Exhibit 10.16 of GTECH's 1992 10-K).*

10.19 Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated March 7, 1992 (incorporated by reference to Exhibit 10.44 of GTECH's 1992 10-K).

10.20 Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated June 1, 1994 (incorporated by reference to Exhibit 10 of Holdings' 10-Q for the quarterly period ended May 25, 1996).

10.21 Second Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated May 28, 1996 (incorporated by reference to Exhibit 10.1 to the Form S-3 of Holdings, Registration No. 333-3602).

10.22 Purchase and Sale Agreement dated 8 February 1994 between Camelot Group plc and GTECH (incorporated by reference to Exhibit 10.31 of Holdings' 1995 10-K).

10.23 Terminals Supply Agreement dated 8 February 1994 among Camelot Group plc, International Computers Limited and GTECH (incorporated by reference to Exhibit 10.32 of the Company's 1995 10-K).

10.24 Field Services Agreement dated 8 February 1994 among Camelot Group plc, International Computers Limited and GTECH (incorporated by reference to Exhibit 10.33 of Holdings' 1995 10-K).

10.25 Lottery Technology Support Services Agreement dated 8 February 1994 between Camelot Group plc and GTECH (incorporated by reference to Exhibit 10.34 of Holdings' 1995 10-K).

10.26 Amended and Restated Agreement of Limited Partnership by and among GTECH, GP Technology Associates, L.P. and GP Technology, Inc. dated August 26, 1993; Certificate of Limited Partnership of West Greenwich Technology Associates, L.P. dated August 26, 1993; Amended and Restated Indenture of Lease between GTECH and West Greenwich Technology Associates, L.P. dated August 26, 1993 (incorporated by reference to Exhibit 10.24 of Holdings' 1994 10-K).

10.27 Business Agreement dated December 28, 1990 between Digital Equipment Corporation and GTECH; Work Statement Number NED91188 dated March 11, 1991 to GTECH from Digital Equipment Corporation; First Addendum dated March 19, 1991 to Digital Work Statement Number NED91188 dated March 11, 1991 to GTECH from Digital Equipment Corporation (incorporated by reference to Exhibit 10.57 of the July 1992 S-1).

10.28         Maintenance  Agreement Number 117A dated December 1, 1989, between
              GTECH  and  Concurrent  Computer   Corporation   (incorporated  by
              reference to Exhibit 10.58 of the July 1992 S-1).

10.29 Restricted Rights Arrangement between Holdings and Mr. O'Connor (incorporated by reference to Exhibit 10.44 of Holdings' 1995 10-K).*

10.30 1992 Outside Directors' Director Stock Unit Plan (incorporated by reference to Exhibit 10.55 of Holdings' 1993 10-K).*

10.31         1994 Stock Option Plan, as amended (incorporated by reference to
              Exhibit 10.38 of Holdings' 1996 10-K).*

10.32 1996 Non-Employee Directors' Stock Option Plan (incorporated herein by reference to the Appendix of Holdings' 1996 Notice of Annual Meeting and Proxy Statement).*

+11.          Computations of Earnings Per Share.

+21.1         Subsidiaries of the Company.

+23.1         Consent of Ernst & Young, LLP.

+23.2         Consent of Price Waterhouse.

+27           Financial Data Schedule.
----------------------------
+    Filed herewith.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Certain instruments defining the rights of holders of long-term debt have not been filed pursuant to item 601(b)(4)(iii)(A) of Regulation SK. Copies of such instruments will be furnished to the Commission upon request.

(b)  Reports on Form 8-K:

A report on Form 8-K was filed by the Holdings during the second quarter of the fiscal year covered by this report.

                                 SIGNATURES

Pursuant to the  requirements of Section 13 of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Amsterdam, Netherlands, on May 21, 1997.

                           GTECH HOLDINGS CORPORATION


                           By: s/Guy B. Snowden
                              _____________________________
                           Guy B. Snowden, Chairman of the Board and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                             TITLE                                          DATE

s/Guy B. Snowden                     Director, Chairman of the Board, Chief Executive Officer      May 21, 1997
______________________________       (principal executive officer)
Guy B. Snowden


s/William Y. O'Connor                Director, President & Chief Operating Officer                 May 21, 1997
______________________________
William Y. O'Connor


s/Thomas J. Sauser                   Senior Vice President & Chief Financial Officer               May 21, 1997
______________________________       (principal financial officer)
Thomas J. Sauser



s/Robert J. Plourde                  Vice President and Corporate Controller                       May 21, 1997
______________________________       (principal accounting officer)
Robert J. Plourde



s/Victor Markowicz                   Director, Vice Chairman of the Board                          May 21, 1997
______________________________
Victor Markowicz


SIGNATURE                                                     TITLE                                   DATE


s/Robert M. Dewey, Jr.                                       Director                              May 21, 1997
________________________
Robert M. Dewey, Jr.



s/Burnett W. Donoho                                          Director                              May 21, 1997
________________________
Burnett W. Donoho



s/Carl H. Freyer                                             Director                              May 21, 1997
________________________
Carl H. Freyer



s/Moore                                                      Director                              May 21, 1997
________________________
The Rt. Hon. Lord Moore
 of Lower Marsh, P.C.



s/Anthony Ruys                                               Director                              May 21, 1997
________________________
Anthony Ruys