Form 10-K/A
period 1997-02-22
GTECH HOLDINGS CORP
filed 1997-06-23
CIK 857323

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: February 22, 1997
                         Commission file number 1-11250


                         GTECH Holdings Corporation

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

On May 31, 1997 there were outstanding 42,025,170 shares of the registrant's Common Stock.

The purpose of this amendment to Form 10-K is to include the audited financial statements of Camelot Group plc, a significant equity method foreign investee, pursuant to rule 3.09 of Regulation S-X which requires such financial statements to be filed as an amendment to the Company's Annual Report on Form 10-K not later than six months following the end of Camelot Group plc's 1997 fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Financial Statement Schedules and Exhibits:
                                                                 Page(s)
(1)  Report of Ernst & Young LLP, Independent Auditors            F-1

(2)  Report of Price Waterhouse, Independent Accountants          F-2

The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at February 22, 1997                  F-3
  and February 24, 1996

Consolidated Income Statements                                    F-4
  Fiscal year ended February 22, 1997,
  Fiscal year ended February 24, 1996 and
  Fiscal year ended February 25, 1995

Consolidated Statements of Shareholders' Equity                   F-5
  Fiscal year ended February 22, 1997,
  Fiscal year ended February 24, 1996 and
  Fiscal year ended February 25, 1995

Consolidated Statements of Cash Flows                             F-6
  Fiscal year ended February 22, 1997,
  Fiscal year ended February 24, 1996 and
  Fiscal year ended February 25, 1995

Notes to Consolidated Financial Statements                    F-7 to F-24


The following financial statements of Camelot Group plc are included in Item 14:

Report of Independent Accountants
Profit and Loss Account
  For the period ended 1 February 1997
  For the period ended 3 February 1996
  For the ten months ended 4 February 1995
Balance Sheet
  1 February 1997
  3 February 1996
Cash Flow Statement
  For the period ended 1 February 1997
  For the period ended 3 February 1996
  For the ten months ended 4 February 1995
Notes to Financial Statements

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

10.15 Form of Indemnification Agreement (incorporated by reference as Exhibit
      10.14 of GTECH's 1992 10-K).

10.16 List of Indemnification Agreement signatories and dates (incorporated by reference to Exhibit 10.17 of Holdings' 1996 10-K).

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

10.21 Second Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts --Lottery Division, dated May 28, 1996 (incorporated by reference to
      Exhibit 10.1 to the Form S-3 of Holdings, Registration No. 333-3602).

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

+23.1 Consent of Ernst & Young LLP.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized on June 20, 1997.

                           GTECH HOLDINGS CORPORATION



                           By  /s/  Robert J. Plourde
                               ---------------------------------------------
                               Robert J. Plourde, Vice President and
                               Corporate Controller

                               CAMELOT GROUP PLC
                          ACCOUNTS FOR THE PERIOD ENDED
                                 1 February 1997


                               REGISTERED NUMBER:
                                     2822203

STATEMENT OF DIRECTORS' RESPONSIBILITIES IN RESPECT OF THE ACCOUNTS

Camelot Group plc has a financial year end of 31 March and prepares its annual report and accounts for that period to comply with the Companies Act 1985. These accounts have been prepared specifically to enable GTECH Corporation, an ultimate shareholder in the company, to prepare its own consolidated financial statements and do not represent the results of the company for its own financial year or the company's statutory financial statements. In preparing these accounts, the directors are required to:

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





Price Waterhouse
21 March 1997


PROFIT AND LOSS ACCOUNT
For the period ended 1 February 1997
pounds sterling ("ps")
------------------------------------------------------    -------    ------------    ------------    ------------
                                                                         1997            1996            1995
                                                           Notes           m               m               m
------------------------------------------------------    -------    ------------    ------------    ------------
Turnover - continuing operations
On-line                                                                   3,684.9         3,588.6           681.9
Instants                                                                    908.3         1,399.8             -
------------------------------------------------------    -------    ------------    ------------    ------------
                                                                          4,593.2         4,988.4           681.9

Cost of sales
Prizes                                                                   (2,319.8)       (2,509.2)         (321.9)
Lottery duty                                                               (551.2)         (598.6)          (81.8)
National Lottery Distribution Fund                                       (1,240.0)       (1,350.9)         (181.3)
Retailers' commission                                                      (235.1)         (253.7)          (34.8)
Terminal and data communication costs                                      (101.0)         (104.7)          (13.9)
------------------------------------------------------    -------    ------------    ------------    ------------
Gross profit                                                                146.1           171.3            48.2
Operating costs                                                             (93.8)          (96.7)          (52.5)
Other operating income                                                        1.2             1.1             0.3
------------------------------------------------------    -------    ------------    ------------    ------------
Operating profit/(loss)                                         1            53.5            75.7            (4.0)
Net interest receivable                                         4            11.5             8.8             0.7
------------------------------------------------------    -------    ------------    ------------    ------------
Profit/(loss) on ordinary activities before taxation                         65.0            84.5            (3.3)
Tax on profit on ordinary activities                            5           (22.3)          (29.1)            -
------------------------------------------------------    -------    ------------    ------------    ------------
Profit/(loss) on ordinary activities after taxation                          42.7            55.4            (3.3)
Dividends                                                       6           (18.9)           (9.5)            -
-----------------------------------------------------     -------    ------------    ------------    ------------
Profit/(loss) retained for the financial period                16            23.8            45.9            (3.3)
------------------------------------------------------    -------    ------------    ------------    ------------


The period to 1 February 1997 includes costs and revenue from 4 February 1996 to 1 February 1997 and relate to sales for 52 draws.

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

HISTORICAL COST PROFITS

There are no material differences between the results disclosed above and the results on an unmodified historical cost basis.


BALANCE SHEET
At 1 February 1997
pounds sterling ("ps")
--------------------------------------------------------    -------    ------------    ------------
                                                                           1997            1996
                                                             Notes           m               m
--------------------------------------------------------    -------    ------------    ------------

Fixed assets
Tangible assets                                                   7            91.7           102.9
--------------------------------------------------------    -------    ------------    ------------
                                                                               91.7           102.9
Current assets
Stocks                                                            8             1.4             5.4
Debtors: amounts falling due within one year                      9            98.5            82.0
Debtors: amounts falling due after more than one year             9            44.6            62.0
Amounts recoverable from the Trust in respect of prizes         10a            81.0            67.2
Trust reserve account                                           10b            11.0             5.0
Cash at bank and in hand                                        10c           159.8           239.1
--------------------------------------------------------    -------     -----------    ------------
                                                                              396.3           460.7
Current liabilities
Creditors: amounts falling due within one year                   12          (341.7)         (458.2)
--------------------------------------------------------    -------     -----------    ------------
Net current assets                                                             54.6             2.5
--------------------------------------------------------    -------     -----------    ------------
Total assets less current liabilities                                         146.3           105.4
Creditors: amounts falling due after more than one year          12            (1.4)           (1.4)
Provision for liabilities and charges                            13           (28.5)          (11.4)
--------------------------------------------------------    -------     -----------    ------------
                                                                              116.4            92.6
--------------------------------------------------------    -------     -----------    ------------
Capital and reserves
Called up share capital                                          15            50.0            50.0
Profit and loss account                                          16            66.4            42.6
--------------------------------------------------------    -------     -----------    ------------
Equity shareholders' funds                                       17           116.4            92.6
--------------------------------------------------------    -------     -----------    ------------


Approved by the Board on 21 March 1997





Tim Holley                                  Peter C M Murphy
Chief Executive                             Director of Finance


CASH FLOW STATEMENT
For the period ended 1 February 1997
pounds sterling ("ps")
--------------------------------------------------------    -------    ------------   ------------    ------------
                                                                           1997           1996            1995
                                                             Notes           m              m               m
--------------------------------------------------------    -------    ------------   ------------    ------------

Net cash (outflow)/inflow from operating activities             11a           (14.1)         249.8            69.3
--------------------------------------------------------    -------    ------------   ------------    ------------

Returns on investments and servicing of finance
Interest received                                                              10.7            8.8             0.7
Interest element of finance lease payments                                     (0.3)          (0.4)            -
--------------------------------------------------------    -------    ------------   ------------    ------------
                                                                               10.4            8.4             0.7
--------------------------------------------------------    -------    ------------   ------------    ------------
Taxation
Taxation paid                                                                 (25.0)          (4.2)            -
Consortium relief payments                                                    (10.6)           -               -
--------------------------------------------------------    -------    ------------   ------------    ------------
                                                                              (35.6)          (4.2)            -
--------------------------------------------------------    -------    ------------   ------------    ------------

Payment to the trust reserve account                            10b            (6.0)           -              (5.0)
--------------------------------------------------------    -------    ------------   ------------    ------------

Capital expenditure
Purchase of tangible fixed assets                                             (14.5)         (44.2)          (75.8)
--------------------------------------------------------    -------    ------------   ------------    ------------

Equity dividends paid                                                         (18.9)          (9.5)            -
--------------------------------------------------------    -------    ------------   ------------    ------------

Management of liquid resources
Decrease/(increase) in term deposits                            11c           100.0         (203.4)          (21.6)
--------------------------------------------------------    -------    ------------   ------------    ------------

Financing
Issue of ordinary share capital                                                 -              -              49.9
Capital element of finance lease payments                       11b            (0.6)          (0.4)            -
--------------------------------------------------------    -------    ------------   ------------    ------------
                                                                               (0.6)          (0.4)           49.9
--------------------------------------------------------    -------    ------------   ------------    ------------

--------------------------------------------------------    -------    ------------   ------------    ------------
Increase/(decrease) in cash                                     11c            20.7           (3.5)           17.5
--------------------------------------------------------    -------    ------------   ------------    ------------


ACCOUNTING POLICIES



a. Basis of accounting


   The accounts are prepared under the historical cost convention and in accordance with all applicable UK accounting standards. These accounts have been prepared solely for the purpose of providing results for the period to 1 February 1997 for GTECH UK Limited, one of the five shareholders.


b. Group accounts

   The accounts presented are for Camelot Group plc only. Camelot Group plc has two 100% equity owned subsidiaries. These have not been consolidated as they are dormant and are not material for the purposes of giving a true and fair view.


c. Turnover

   On-line turnover comprises of lottery ticket sales with adjustments being made for on-line Multidraw and subscriptions tickets. Turnover for the period ended 4 February 1995 relates to the period 1 April 1994 to 4 February 1995 and includes the first 12 on-line draws which started on 14 November 1995. Turnover for the periods ended 1 February 1997 and 3 February 1996 include sales for 52 draws. Instant ticket sales are recognised once the pack of tickets is settled. A pack becomes settled on the earlier of 15 days after the first ticket is sold or when 60% of the prizes are validated.


d. Taxation

   The charge for taxation is based on the profit for the period. Deferred taxation is accounted for in respect of timing differences between profit as computed for taxation purposes and profit as stated in the accounts. All deferred tax liabilities are fully provided.

   Advanced corporation taxation on dividends paid, which is expected to be recovered, is included within debtors.


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

   Computer hardware                     25%
   Fixtures and fittings                 20%
   Terminals and network installation    The shorter of seven years and the
                                         remaining licence period.
   Permanent point of sale equipment     50%
   Other plant and equipment             20% - 50%

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



i. Pensions


   The group operates a defined contribution scheme. The cost of the contributions is charged to the profit and loss account in the period in respect of which they relate.


j. Cash and liquid reserves


   Cash comprises cash in hand and overnight deposits. Liquid resources comprise deposits repayable within three months.


k. Escrow account

   The escrow account is a fund held for the sole benefit of the National Lottery Distribution Fund. Amounts payable to the escrow account are allocated to the profit and loss account evenly over the period of the licence, commencing from the first day of ticket sales.


l. Advertising and marketing costs

   Advertising and marketing costs are charged to the profit and loss account when they are incurred.



     pounds sterling ("ps")                                                  1997         1996        1995
1.   Operating profit                                                          m            m           m
     -----------------------------------------------------------------    ----------   ----------  ----------
     Operating profit is after charging:
     Depreciation on owned assets                                               23.4         17.0         2.6
     Depreciation on assets under finance leases                                 0.7          0.6         -
     Loss on disposal of fixed assets                                            1.9          -           -
     Auditors' remuneration   - audit                                            0.1          0.2         0.1
                              - prize draw attendance                            0.2          0.2         0.1
                              - other services                                   0.2          0.2         0.1
     Operating lease rentals  - land and buildings                               1.2          1.5         0.7
                              - plant and equipment                              1.2          0.9         0.4
     -----------------------------------------------------------------    ----------   ----------  ----------


2.   Employee numbers and costs
     -----------------------------------------------------------------    ----------   ----------  ----------
     Employee costs (including directors' emoluments)
     Wages and salaries                                                         15.5         14.2         5.3
     Social security costs                                                       1.4          1.4         0.5
     Pension costs                                                               0.6          1.0         0.3
     -----------------------------------------------------------------    ----------   ----------  ----------
     Total                                                                      17.5         16.6         6.1
     -----------------------------------------------------------------    ----------   ----------  ----------


                                                                             1997         1996        1995
                                                                            Number       Number      Number

     Average number of employees                                              625          553         223
     -----------------------------------------------------------------    ----------   ----------  ----------




3. Directors' remuneration

-------------------------------------------------------------------------

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

The executive directors are eligible for annual bonuses if target returns to the National Lottery Distribution Fund and profit to Camelot are met. These bonuses are capped at 50% of annual base salary. On target performance yields 30% of annual base salary. The first annual bonus was paid in the period to 3 February 1996 based on the results for the period from 1 June 1994 to 30 June 1995 and this is included in these accounts. Bonuses paid in the period ended 1 February 1997 are based on the results for the year ended 30 June 1996.

In order to drive the long term performance of the company and returns to the National Lottery Distribution Fund, and in the absence of a share option scheme, the remuneration committee has authorised a long-term incentive plan for the executive directors and other senior executives. Bonuses payable under this plan are based upon cumulative funds generated for the National Lottery Distribution Fund and cumulative pre-tax profits over the period 1 June 1994 to 30 September 1997. The on target bonus payable for this scheme is 100% of annual base salary. The maximum amount payable is 140% of annual base salary. This bonus is non pensionable. Performance related bonuses below include part payments relating to this scheme.


                                                               Performance
                                                       Salary/     related    Benefits        1997        1996        1995
                                                          fees     bonuses     in kind       Total       Total       Total
pounds sterling ("ps")                                     000         000         000         000         000         000
-------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Chairman
Sir George Russell (appointed 27.4.95)                      50           -           1          51          38           -
Sir Ron Dearing (resigned 27.4.95)                           -           -           -           -          10          35
Chief executive
Tim Holley                                                 258         303          25         586         383         271
Executive directors
David Clark                                                144         170          36         350         241         170
Norman Hawkins (resigned 30.9.96)                           95         233          10         338         212         152
Peter Murphy                                               144         170          38         352         201         140
David Rigg                                                 141         170          14         325         170         118
Non-executive directors
Mary Baker                                                  20           -           -          20          20          14
Jim Butler                                                  20           -           -          20          20          14
Sir Peter Imbert                                            20           -           -          20          20          14
-------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
                                                           892       1,046         124       2,062       1,315         928
-------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

The Directors emoluments in respect of 1995 relate to the 8 months from 1 June 1994 to 4 February 1995, except for the chairman which is for the period.

Norman Hawkins received ps30,000 and benefits in kind of ps2,310 in respect of lieu of notice, which are included in the above table.

The total emoluments of the directors including pension contributions were as follows:


                                                         1997         1996         1995
pounds sterling ("ps")                                    000          000          000
---------------------------------------------------   ----------   ----------   ----------
Executive directors' salaries and benefits                   905          833          554
Executive directors' performance related payments          1,046          374          299
Non-executive directors' fees                                 60           70           40
Chairman's salary and benefits                                51           38           35
Pension contributions                                        209          313          208
---------------------------------------------------   ----------   ----------    ---------
                                                           2,271        1,628        1,136
---------------------------------------------------   ----------   ----------    ---------

The emoluments of Sir George Russell, the chairman for the period comprise salary of ps50,000 (1996 - ps37,500). The emoluments of Sir Ron Dearing for the period 5 February 1995 to 27 April 1995 comprise salary of ps10,000. (1995 salary ps33,333, benefits ps2,768). No pension contribution was made on their behalf.

The total emoluments of the non-executive directors (including the chairman and alternate directors) are as shown below:

                                                                      1997       1996       1995
pounds sterling ("ps")                                               Number     Number     Number
-----------------------------------------------------------------  ---------  ---------  ---------
ps nil                                                                    10         10         10
ps 5,001 - ps10,000                                                        -          1          -
ps10,001 - ps15,000                                                        -          -          3
ps15,001 - ps20,000                                                        3          3          -
ps35,001 - ps40,000                                                        -          1          1
ps50,001 - ps55,000                                                        1          -          -
-----------------------------------------------------------------  ---------  ---------  ---------

The total emoluments for the period ended 1 February 1997, excluding pension contributions, of the executive directors were within the following bands:

                                                                      1997       1996       1995
pounds sterling ("ps")                                               Number     Number     Number
-----------------------------------------------------------------  ---------  ---------  ---------
ps115,001 - ps120,000                                                      -          -          1
ps140,001 - ps145,000                                                      -          -          1
ps150,001 - ps155,000                                                      -          -          1
ps170,001 - ps175,000                                                      -          1          1
ps200,001 - ps205,000                                                      -          1          -
ps210,001 - ps215,000                                                      -          1          -
ps240,001 - ps245,000                                                      -          1          -
ps270,001 - ps275,000                                                      -          -          1
ps325,001 - ps330,000                                                      1          -          -
ps335,001 - ps340,000                                                      1          -          -
ps350,001 - ps355,000                                                      2          -          -
ps380,001 - ps385,000                                                      -          1          -
ps585,001 - ps590,000                                                      1          -          -
-----------------------------------------------------------------  ---------  ---------  ---------

The emoluments of the chief executive, who was the highest paid director, comprise salary of ps258,250 (1996: ps243,264, 1995: ps160,000), benefits of ps24,976 (1996: ps17,252, 1995: ps10,893) excluding pension contributions, and performance related bonuses of ps302,890 (1996 : ps123,000, 1995: ps100,000).
The company made pension contributions of ps94,448 (1996: ps157,028, 1995: ps98,000) on his behalf.


4.     Net interest receivable                                             1997       1996       1995
       pounds sterling ("ps")                                                m          m          m
       ---------------------------------------------------------------- ---------- ---------- ----------
       Interest Receivable                                                    11.8        9.2        0.7
       Interest payable on finance leases                                     (0.3)      (0.4)       -
       ---------------------------------------------------------------- ---------- ---------- ----------
                                                                              11.5        8.8        0.7
       ---------------------------------------------------------------- ---------- ---------- ----------

5.     Tax on profits on ordinary activities
       ---------------------------------------------------------------- ---------- ---------- ----------
       UK corporation tax at 33% based on the profit for the year              1.9       32.4        -
       Deferred taxation charge/(credit) at 33%                               20.4       (3.3)       -
       ---------------------------------------------------------------- ---------- ---------- ----------
                                                                              22.3       29.1        -
       ---------------------------------------------------------------- ---------- ---------- ----------

       Deferred taxation
       ---------------------------------------------------------------- ---------- ---------- ----------
       Timing differences between capital allowances and depreciation         (3.3)       6.2        -
       Other timing differences                                               23.7       (9.5)       -
       ---------------------------------------------------------------- ---------- ---------- ----------
                                                                              20.4       (3.3)       -
       ---------------------------------------------------------------- ---------- ---------- ----------

       Other timing differences relate to an amount paid in respect of the escrow account (see note 14).


6.     Dividends
       ---------------------------------------------------------------- ---------- ---------- ----------
       Final dividend paid for the financial year ended 31 March 1996 :        8.9        -          -
       17.8p per share
       Interim paid for the financial year ended 31 March 1997 : 20p per
       share (1996 - 19p per share)                                           10.0        9.5        -
       ---------------------------------------------------------------- ---------- ---------- ----------
                                                                              18.9        9.5        -
       ---------------------------------------------------------------- ---------- ---------- ----------




                                                                                      Assets in
                                                      Leasehold      Plant and    the course of
      pounds sterling ("ps")                         improvements    equipment     construction      Total
7.    Tangible Assets                                     m              m              m              m
      --------------------------------------------  --------------  ------------  -------------  -------------
      Cost
      At 3 February 1996                                       6.3         101.8           15.0          123.1
      Additions                                                0.3          14.5            -             14.8
      Transfers                                                -            15.0          (15.0)           -
      Disposals                                                -            (3.6)           -             (3.6)
      --------------------------------------------  --------------  ------------  -------------  -------------
      At 1 February 1997                                       6.6         127.7            -            134.3
      --------------------------------------------  --------------  ------------  -------------  -------------

      Accumulated depreciation
      At 3 February 1996                                       1.0          17.4            1.8           20.2
      Provision for the period                                 0.8          23.3            -             24.1
      Transfers                                                -             1.8           (1.8)           -
      Disposals                                                -            (1.7)           -             (1.7)
      --------------------------------------------- --------------  ------------  -------------  -------------
      At 1 February 1997                                       1.8          40.8            -             42.6
      --------------------------------------------- --------------  ------------  -------------  -------------

      Net book amount
      At 3 February 1996                                       5.3          84.4           13.2          102.9
      At 1 February 1997                                       4.8          86.9            -             91.7
      --------------------------------------------  --------------  ------------  -------------  -------------


Assets in the course of construction consisted of terminals and point of sale equipment not yet installed at retailers. The net book amount of leasehold improvements includes furniture and fittings of ps0.8 million (1996: ps 0.8m). The net book amount of plant and equipment held under finance leases is ps1.6 million (1996: ps1.7m).


     pounds sterling ("ps")                                      1997        1996
8.   Stocks                                                        m           m
     -------------------------------------------------------  ----------  ----------
     Instant tickets                                                 1.2         4.5
     Playslips, terminal rolls and other consumables                 0.2         0.9
     -------------------------------------------------------  ----------  ----------
                                                                     1.4         5.4
     -------------------------------------------------------  ----------  ----------

9.   Debtors
     -------------------------------------------------------  ----------  ----------
     Trade debtors                                                  68.1        57.4
     Advanced corporation tax recoverable                            4.7         2.4
     Corporation tax                                                 0.9         -
     Escrow deferred expense                                        14.1        14.1
     Prepayments and accrued income                                 10.7         8.1
     -------------------------------------------------------  ----------  ----------
                                                                    98.5        82.0
     -------------------------------------------------------  ----------  ----------
     Trade debtors represent amounts due from retailers.

     Debtors due after more than one year
     -------------------------------------------------------  ----------  ----------
     Escrow deferred expense                                        44.6        58.7
     Deferred taxation                                               -           3.3
     -------------------------------------------------------  ----------  ----------
                                                                    44.6        62.0
     -------------------------------------------------------  ----------  ----------

10. Trust accounts and cash

In order to protect the interests of prize winners and players, Camelot has established trust accounts operated by an independent trustee, The Law Debenture Trust Corporation plc. There are a number of trust accounts operated in order to separate funds to be paid for prizes and amounts received from players in respect of future draws from Camelot's own funds.

a. Amounts recoverable from the trust in respect of prizes - operational trust

   Funds in the operational trust represent the outstanding prize liability. Camelot is reimbursed retrospectively as prizes are paid. The balance of any interest arising on this account (after expenses of the trust) is for the benefit of The National Lottery Distribution Fund. The operational trust account balance of ps81.0 million (1996: ps 67.2 million) represents the amounts recoverable from the trust in respect of prizes paid by the company and is shown as a current asset.

b. Trust reserve account

   Camelot transferred ps5 million into a trust account at the launch of the on-line game. During the year Camelot transferred a further ps6m into the trust account at the launch of the Midweek on-line game. The amount (or the relevant part) will be repayable to Camelot at the end of the section 5 licence period in accordance with the trust deed. This amount is recoverable after more than one year.

c. Cash at bank and in hand

   The split of Camelot's cash balances between Camelot accounts and trust accounts is as follows:



   pounds sterling ("ps")                         1997          1996
   Cash at bank and in hand                         m             m
   ----------------------------------------    ----------    ----------
   Camelot bank accounts                            130.0         223.7
   Trust bank accounts                               29.8          15.4
   ----------------------------------------    ----------    ----------
                                                    159.8         239.1
   ----------------------------------------    ----------    ----------

Camelot bank accounts

On 12 April 1996 the Camelot bank account balance reduced by ps90.4m as a result of the first payment to the escrow account (see note 14). In addition, ps135.3m was paid to the National Lottery Distribution Fund on 26 July in respect of the outstanding prize liability for the year to 31 March 1996.

Subscription trust

Amounts transferred to the subscription trust are those amounts received from players relating to future draws, whether by subscription or by using the multidraw facility. Camelot is reimbursed after the draw to which the funds relate. The subscription trust balance is included in trust bank accounts in the table above.

The trust accounts and interest received thereon are subject to first fixed and floating charges in favour of the trustee.

Floating charges have been given in respect of certain Camelot assets to the trustee and to Camelot's bankers, The Royal Bank of Scotland plc.



    pounds sterling ("ps")                                                    1997         1996         1995
11. Notes to the cash flow statement                                            m            m            m
    --------------------------------------------------------------------   ----------   ----------   ----------

 a. Reconciliation of operating profit to net cash (outflows)/inflows from operating activities
    --------------------------------------------------------------------   ----------   ----------   ----------
    Operating profit                                                             53.5         75.7         (4.0)
    Depreciation                                                                 24.1         17.6          2.6
    Loss on disposal of fixed assets                                              1.9          -            -
    Movement in working capital
    Decrease/(Increase) in stocks                                                 4.0         (1.9)        (3.5)
    Decrease/(Increase) in debtors                                                1.7        (91.1)       (46.3)
    (Increase) in amount recoverable from the Trust in respect of prizes        (13.8)       (39.6)       (27.6)
    (Decrease)/increase in  creditors                                           (85.5)       289.1        148.1
    --------------------------------------------------------------------   ----------   ----------   ----------
    Net cash (outflow)/inflow from operating activities                         (14.1)       249.8         69.3
    --------------------------------------------------------------------   ----------   ----------   ----------


                                                                             Share     Finance
                                                                            capital     leases
  b. Analysis of changes in financing during the period                        m          m
     --------------------------------------------------------------------  ---------  ---------
     At 3 February 1996                                                         50.0        2.0
     Inception of finance lease contracts                                        -          0.6
     Cash (outflow) from finance lease payments                                  -         (0.6)
     --------------------------------------------------------------------  ---------  ---------
     At 1 February 1997                                                         50.0        2.0
     --------------------------------------------------------------------  ---------  ---------


   c. Analysis of changes in cash and liquid resources during the period

                                                                               1997        1996        1995
      Cash                                                                       m           m           m
      --------------------------------------------------------------------  ----------  ----------  ----------
      At beginning of period                                                      14.1        17.6         0.1
      Increase/(decrease) in period                                               20.7        (3.5)       17.5
      --------------------------------------------------------------------  ----------   ---------  ----------
      At end of period                                                            34.8        14.1        17.6
      --------------------------------------------------------------------  ----------  ----------  ----------

      Term deposits
      -------------------------------------------------------------------   ----------  ----------  ----------
      At beginning of period                                                     225.0        21.6         -
      (Decrease)/increase in period                                             (100.0)      203.4        21.6
      -------------------------------------------------------------------   ----------  ----------  ----------
      At end of period                                                           125.0       225.0        21.6
      -------------------------------------------------------------------   ----------  ----------  ----------

      -------------------------------------------------------------------   ----------  ----------  ----------
      Total cash at bank and in hand                                             159.8       239.1        39.2
      -------------------------------------------------------------------   ----------  ----------  ----------




       pounds sterling ("ps")                                                  1997        1996
12.    Creditors:  amounts falling due within one year                           m           m
       -------------------------------------------------------------------  ----------  ----------
       Trade creditors and accruals                                               43.5        38.6
       Fixed asset creditors                                                       0.4         0.7
       Lottery duty                                                               49.9        67.9
       Amounts payable to the National Lottery Distribution Fund                  22.6       118.6
       Advance receipts for future draws                                          12.3        14.7
       Prize liability                                                            99.1        76.5
       Outstanding prize liability commitment                                    113.3       110.0
       Taxation payable                                                            -          30.6
       Obligations under finance leases                                            0.6         0.6
       -------------------------------------------------------------------   ---------  ----------
                                                                                 341.7       458.2
       -------------------------------------------------------------------   ---------  ----------

Advance receipts for future draws represent the Multidraw and subscription payments relating to future draws. The prize liability represents unclaimed prizes. At 1 February 1997 Camelot had transferred ps81.0m into the trust to meet these liabilities (1996: ps67.1m).

The outstanding prize liability commitment represents the difference between the target prize payout commitment and the actual payout. Any amounts not utilised for the payment of prizes are for the benefit of the National Lottery
Distribution Fund and will be paid over to the National Lottery Distribution
Fund in July 1997.

                                                                               1997        1996
       Creditors: Amounts falling due after more than one year                   m           m
       -------------------------------------------------------------------  ----------  ----------
       Obligations under finance leases payable within five years                  1.4         1.4
       -------------------------------------------------------------------  ----------  ----------
                                                                                   1.4         1.4
       -------------------------------------------------------------------  ----------  ----------

At 1 February 1997 the company had a total of ps20m of undrawn borrowing facilities (1996: ps30m, 1995: ps45m). This is analysed between a ps10m committed revolving credit facility and a ps10m money market facility. In addition there is an overdraft facility of ps30m available to the company.

                                                                           Deferred     Other
                                                                           taxation   provisions     Total
13.  Provisions for liabilities and charges                                    m          m            m
     -------------------------------------------------------------------  ----------  -----------  ---------
     At 3 February 1996 (reclassified)                                           -           11.4       11.4
     Utilised in the period                                                      -           (0.7)      (0.7)
     Provided in the period                                                     17.1          0.7       17.8
     -------------------------------------------------------------------  ----------  -----------  ---------
     At 1 February 1997                                                         17.1         11.4       28.5
     -------------------------------------------------------------------  ----------  -----------  ---------

Balances previously included within trade creditors and accruals in the 1996 comparative have been reclassified as provisions for liabilities and charges in order to conform with current year presentation.


pounds sterling ("ps")
14. Escrow account
--------------------------------------------------------------------------------


The licence provides for Camelot to make a payment to an escrow account such that the total balance of this escrow account equals 2.5% of the previous financial year's sales to date less ps40 million. The balance is held in this account for the benefit of the National Lottery Distribution Fund.


As stated in the accounting policy note, amounts payable to the escrow account are allocated to the profit and loss account evenly over the period of the licence, commencing from the first day of ticket sales. In 1997 ps14.1m was charged to the profit and loss (1996: ps14.1m, 1995: ps3.2m). The first payment to the escrow account of ps90.4m was made on 12 April 1996. The difference between the payment and the cumulative charge to profit has been treated as a deferred expense and is disclosed within debtors. The payment gives rise to a deferred tax charge (see note 5).


       pounds sterling ("ps")                                                     1997        1996
15.    Share capital                                                                m           m
       ----------------------------------------------------------------------  ----------  ----------
       Authorised
       100,000,000 ordinary shares of ps1 each                                      100.0       100.0
       Allotted, called up and fully paid
       Ordinary shares in issue at the beginning of the period                       50.0        50.0
       ----------------------------------------------------------------------  ----------  ----------
       Ordinary shares in issue at the end of the period                             50.0        50.0
       ----------------------------------------------------------------------  ----------  ----------



                                                                                Shareholding     Number of
       Analysis of shareholding                                                      %            Shares
       ----------------------------------------------------------------------  --------------  -------------
       Cadbury Schweppes plc                                                             22.5     11,250,000
       De la Rue plc                                                                     22.5     11,250,000
       GTECH UK Limited                                                                  22.5     11,250,000
       International Computers Limited                                                   10.0      5,000,000
       Racal Electronics Plc                                                             22.5     11,250,000
       ----------------------------------------------------------------------  --------------  -------------

                                                                                    1997           1996
16.    Reserves                                                                       m              m
       ----------------------------------------------------------------------  --------------  -------------
       Profit and loss account at the beginning of the period                            42.6           (3.3)
       Retained profit for the period                                                    23.8           45.9
       ----------------------------------------------------------------------  --------------  -------------
       Profit and loss account at the end of the period                                  66.4           42.6
       ----------------------------------------------------------------------  --------------  -------------


       pounds sterling ("ps")                                                       1997             1996
17.    Reconciliation of movements in shareholders' funds                             m                m
       ---------------------------------------------------------------------   --------------   --------------
       Profit for the period                                                             42.7             55.4
       Dividends                                                                        (18.9)            (9.5)
       ---------------------------------------------------------------------   --------------   --------------
       Retained profit for the period                                                    23.8             45.9
       Balance at the beginning of the period                                            92.6             46.7
       ---------------------------------------------------------------------   --------------   --------------
       Balance at the end of the year                                                   116.4             92.6
       ---------------------------------------------------------------------   --------------   --------------

                                                                                    1997             1996
18.    Financial commitments                                                          m                m
       ---------------------------------------------------------------------   --------------   --------------
       Commitments for capital expenditure not provided for in the accounts were as follows:
       Expenditure authorized but not contracted for                                      -               11.5
       ---------------------------------------------------------------------   --------------   --------------
       Total capital expenditure commitments                                              -               11.5
       ---------------------------------------------------------------------   --------------   --------------

pounds sterling ("ps")
19. Contingent liabilities
--------------------------------------------------------------------------------

If the licence is revoked for any reason, Camelot will be liable for a payment of ps40m to the National Lottery Distribution Fund. The shareholders have provided unconditional and irrevocable guarantees to pay this amount.

Fixed and floating charges have been given on certain assets to the trustee and to The Royal Bank of Scotland plc. See note 10 for further details.


                                                        1997             1997         1996           1996
                                                      Land and        Plant and     Land and       Plant and
                                                      buildings       equipment     buildings      equipment
20.   Operating leases                                    m               m             m              m
      ------------------------------------------    -------------    -----------   -----------    ------------
      Annual operating lease commitments expiring:
      Within one year                                         -             -              0.1             -
      Between two and five years                              1.2            1.2           0.6             1.1
      ------------------------------------------    -------------    -----------   -----------    ------------
      Payments to be made in the following year               1.2            1.2           0.7             1.1
      ------------------------------------------    -------------    -----------   -----------    ------------



21. Pension arrangements
--------------------------------------------------------------------------------


The group operates a defined contribution scheme. Employees who transferred from shareholder companies have continued to participate in their respective shareholder pension plans via an agreed deed of participation. All amounts payable under these schemes are charged to the profit and loss account as they fall due. The total amount charged in respect of pensions to the profit and loss in 1997 was ps0.6m (1996 ps1.0m, 1995: ps0.5m).

22. Related party transactions
--------------------------------------------------------------------------------
Camelot has a number of contracts with its shareholders, their parent and/or their subsidiary companies. The main services provided are:

Cadbury Schweppes plc:           Consultancy services covering marketing,
                                 consumer trends and retail developments.

De La Rue plc:                   Supply of consumables and Instant tickets
                                 including consultancy services.

GTECH Corporation:               Supply of Instants only terminals.
                                 Warranty for on-line and Instants terminals.
                                 Supply of software.
                                 General consultancy.
                                 Supply of on-line terminal kits to
                                 International Computers Limited.

International Computers Limited: Assembly of on-line terminals.
                                 Retailer training.
                                 Terminal maintenance.

Racal Electronics Plc:           Network communications and maintenance.


The amounts included in the accounts for the period to 1 February 1997 excluding
VAT are given below:
---------------------------------------------------------------------------------------------------------
                                                  Purchases of                              Amounts
                                                  revenue items      Purchases of      payable/(prepaid)
                                                    and stock        Capital items    at 1 February 1997
pounds sterling ("ps")                                   m                 m                  m
------------------------------------------------ ----------------  ----------------  --------------------
Cadbury Schweppes plc                                         0.6               -                     0.2
De La Rue plc                                                 7.8               -                     -
GTECH Corporation*                                           26.1               0.9                   4.7
International Computers Limited*                              7.9               7.6                  (0.5)
Racal Electronics plc                                        21.5               5.1                   4.4
------------------------------------------------ ----------------  ----------------  --------------------
Part of an agreement with De La Rue plc for the supply of consumables and
Instant tickets was terminated during the period for a sum of ps2.8m. This amount has been charged against profit and is included in the above table.

In addition, payments of ps7.8m and ps2.8m were paid to Cadbury Schweppes plc and International Computers Limited in respect of consortium taxation relief.

The amounts included in the accounts for the period to 3 February 1996 excluding
VAT are given below:
--------------------------------------------------------------------------------------------------------
                                                   Purchases of                            Amounts
                                                   revenue items     Purchases of      payable (prepaid)
                                                     and stock      capital items     at 3 February 1996
                                                         m                m                   m
------------------------------------------------ ----------------- -----------------  ------------------
Cadbury Schweppes plc                                          0.5               -                   0.2
De La Rue plc                                                 17.3               -                   0.2
GTECH Corporation*                                            25.9               3.8                 3.6
International Computers Limited*                               8.5              11.1                 0.6
Racal Electronics plc                                         14.1               8.1                 3.1
------------------------------------------------ ----------------- -----------------  ------------------



The amounts included in the accounts for the period 1 April 1994 to 4 February
1995 excluding VAT as given below:
------------------------------------------------------------------------------------------------------
                                                    Purchases of                           Amounts
                                                    revenue items    Purchases of      payable/(prepaid)
                                                      and stock     capital items      at 4 February 1995
                                                         m                 m                   m
------------------------------------------------ ----------------- ------------------  ------------------
Cadbury Schweppes plc                                          0.2                -                   0.2
De La Rue plc                                                  6.2                -                   0.5
GTECH Corporation*                                             4.4                -                   3.9
International Computers Limited*                               2.5               39.1                 1.0
Racal Electronics plc                                          2.4               14.1                16.5
------------------------------------------------ ------------------ ------------------ ------------------


* On-line terminal kits are supplied by GTECH Corporation (the parent company of GTECH UK Limited) to International Computers Limited and then sold by International Computers Limited to Camelot Group plc.

23. Subsidiary undertakings
--------------------------------------------------------------------------------
Camelot Group plc owns the entire equity share capital equity of the following dormant companies:
--------------------------------------------------------------------------------
                                                                      Country of
                                                                   incorporation
Camelot Lotteries Limited                                                England
National Lottery Enterprises Limited                                     England

--------------------------------------------------------------------------------

These subsidiaries have share capital of ps3 in total. This amount represents Camelot's cost of investment in these subsidiaries. They are not material for the purpose of giving a true and fair view for these financial statements and have not been consolidated.

National Lottery Enterprises Limited was formerly known as Camelot Lotteries (No 2) Limited.

Exhibit 23.1

Consent of Independent Auditors

We consent to the incorporation by reference in the following Registration Statements (Form S-8 No. 33-88426, Form S-8 No. 333-27835 and Form S-8 No. 333-27831), of our report dated April 11, 1997, with respect to the consolidated financial statements of GTECH Holdings Corporation included in the Annual Report (Form 10-K/A, Amendment No. 1) for the fiscal year ended February 22, 1997.



Ernst & Young LLP

Providence, Rhode Island
June 17, 1997







Exhibit 23.2

Consent of Independent Accountants

We consent to the incorporation by reference in the following Registration Statements (Form S-8 No. 33-88426, Form S-8 No. 333-27835 and Form S-8 No. 333-27831), of our report dated March 21, 1997, with respect to the consolidated financial statements of Camelot Group plc and subsidiaries as of February 1, 1997 and February 3, 1996, and for the years ended February 1, 1997 and February 3, 1996 and for the period from April 1, 1994 through February 4, 1995.



Price Waterhouse

London, England
June 16, 1997