Form 10-Q
period 1997-05-31
GTECH HOLDINGS CORP
filed 1997-07-15
CIK 857323

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1997



                        Commission file number  1-11250



                           GTECH Holdings Corporation
             (Exact name of registrant as specified in its charter)

         Delaware                                        05-0450121
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


               55 Technology Way, West Greenwich, Rhode Island 02817
                (Address of principal executive offices)(Zip Code)


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

Yes X    No


At July 5, 1997 there were 42,032,420 shares of the registrant's Common Stock outstanding.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                     (Unaudited)
                                                                                       May 31,     February 22,
                                                                                        1997          1997
                                                                                    ------------   ------------
                                                                                       (In thousands, except
                                                                                          share amounts)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents ................................................    $     15,139   $     11,985
      Trade accounts receivable ................................................          97,978        110,707
      Sales-type lease receivables .............................................          11,142         15,231
      Inventories ..............................................................          39,197         35,326
      Deferred income taxes ....................................................          20,237         20,237
      Other current assets .....................................................          12,540          9,743
                                                                                    ------------   ------------
           TOTAL CURRENT ASSETS ................................................         196,233        203,229

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS ......................       1,155,851      1,063,651
Less: Accumulated Depreciation .................................................        (598,188)      (561,350)
                                                                                    ------------   ------------
                                                                                         557,663        502,301

GOODWILL, net ..................................................................         112,251        112,853

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES .......................          62,646         56,693

OTHER ASSETS ...................................................................          81,196         81,465
                                                                                    ------------   ------------
                                                                                    $  1,009,989   $    956,541
                                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term borrowings ....................................................    $      3,638   $      1,395
      Accounts payable .........................................................          43,721         53,944
      Accrued expenses .........................................................          58,451         52,625
      Advance payments from customers ..........................................           6,590         10,534
      Employee compensation ....................................................          15,894         27,991
      Income taxes payable .....................................................          20,757         13,777
      Current portion of long-term debt ........................................           5,863          6,049
                                                                                    ------------   ------------
           TOTAL CURRENT LIABILITIES ...........................................         154,914        166,315

LONG-TERM DEBT, less current portion ...........................................         445,986        382,499

OTHER LIABILITIES ..............................................................          22,886         25,907

DEFERRED INCOME TAXES ..........................................................          23,687         23,687

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.01 per share--20,000,000 shares authorized,
         none issued  ..........................................................             ---            ---
      Common Stock, par value $.01 per share--150,000,000 shares authorized,
         43,867,651 and 43,845,651 shares issued, 42,025,170 and 42,490,770
         shares outstanding at May 31, 1997 and February 22, 1997, respectively              438            438
      Additional paid-in capital ...............................................         170,162        169,705
      Equity carryover basis adjustment ........................................          (7,008)        (7,008)
      Cumulative translation adjustment ........................................           1,599          1,472
      Retained earnings ........................................................         248,061        228,741
                                                                                    ------------   ------------
                                                                                         413,252        393,348
      Less cost of 1,842,481 and 1,354,881 shares in treasury at May 31, 1997
        and February 22, 1997, respectively ....................................         (50,736)       (35,215)
                                                                                    ------------   ------------
                                                                                         362,516        358,133
                                                                                    ------------   ------------
                                                                                    $  1,009,989   $    956,541
                                                                                    ============   ============

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                           (Unaudited)
                                                                                       Three Months Ended (1)
                                                                                    --------------------------
                                                                                       May 31,        May 25,
                                                                                        1997           1996
                                                                                    -----------    -----------
                                                                                      (Dollars in thousands,
                                                                                     except per share amounts)
Revenues:
      Services .................................................................    $   225,930    $   194,986
      Sales of products ........................................................         19,241         16,187
                                                                                    -----------    -----------
                                                                                        245,171        211,173
Costs and expenses:
      Costs of services ........................................................        156,715        131,715
      Costs of sales ...........................................................         11,328          9,154
                                                                                    -----------    -----------
                                                                                        168,043        140,869
                                                                                    -----------    -----------
Gross profit ...................................................................         77,128         70,304

Selling, general and administrative ............................................         35,914         29,952
Research and development  ......................................................          8,175          6,630
                                                                                    -----------    -----------
Operating income ...............................................................         33,039         33,722

Other income (expenses):
      Interest income ..........................................................          1,753            550
      Equity in earnings of unconsolidated affiliates ..........................          3,714          3,217
      Other income .............................................................            370             46
      Interest expense .........................................................         (6,676)        (6,151)
                                                                                    -----------    -----------
Income before income taxes .....................................................         32,200         31,384

Income taxes ...................................................................        (12,880)       (13,181)
                                                                                    -----------    -----------
Net income .....................................................................    $    19,320    $    18,203
                                                                                    ===========    ===========

Earnings per common share ......................................................    $       .46    $       .42
                                                                                    ===========    ===========

Weighted average common shares outstanding .....................................     42,078,000     43,086,000
                                                                                    ===========    ===========



(1) Fourteen weeks in the quarter ended May 31, 1997 and 13 weeks in the quarter ended May 25, 1996

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES




                                         Common Stock           Additional
                                    ------------------------     Paid-in                     Retained      Treasury
                                      Shares        Amount       Capital        Other        Earnings       Stock          Total
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                                                         (Dollars in thousands)
Balance at February 22, 1997 ....   43,845,651    $      438    $  169,705    $   (5,536)   $  228,741    $  (35,215)   $  358,133

Purchase of 487,600 shares of
   common stock .................          ---           ---           ---           ---           ---       (15,521)      (15,521)
Common stock issued under stock
   award plans ..................       22,000           ---           457           ---           ---           ---           457
Net income  .....................          ---           ---           ---           ---        19,320           ---        19,320
Foreign currency translation ....          ---           ---           ---           127           ---           ---           127
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance at May 31, 1997 .........   43,867,651    $      438    $  170,162    $   (5,409)   $  248,061    $  (50,736)   $  362,516
                                    ==========    ==========    ==========    ==========    ==========    ==========    ==========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                           (Unaudited)
                                                                                       Three Months Ended (1)
                                                                                    --------------------------
                                                                                      May 31,        May 25,
                                                                                       1997           1996
                                                                                    -----------    -----------
                                                                                      (Dollars in thousands)
OPERATING ACTIVITIES
Net income .....................................................................    $    19,320    $    18,203
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization ............................................         48,759         39,553
      Equity in earnings of unconsolidated affiliates ..........................         (3,716)        (3,217)
      Other ....................................................................          3,764            849
      Changes in operating assets and liabilities:
         Trade accounts receivable .............................................         12,765         (3,600)
         Inventories ...........................................................         (3,878)        (3,386)
         Other assets and liabilities ..........................................        (15,310)         6,292
         Other assets and liabilities of discontinued operations ...............         (1,280)        (1,907)
                                                                                    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................         60,424         52,787

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts .........       (100,043)       (40,843)
Purchases of property plant and equipment ......................................         (3,186)        (2,714)
Cash received from affiliates ..................................................            827            ---
Investments in and advances to affiliates ......................................         (5,058)        (1,385)
                                                                                    -----------    -----------
NET CASH USED FOR INVESTING ACTIVITIES .........................................       (107,460)       (44,942)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt .......................................        393,400            ---
Net borrowings under short-term borrowing arrangements .........................          2,244            ---
Principal payments on long-term debt ...........................................       (329,901)        (8,496)
Purchases of treasury stock ....................................................        (15,521)           ---
Other ..........................................................................            122            349
                                                                                    -----------    -----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...........................         50,344         (8,147)

Effect of exchange rate changes on cash ........................................           (154)           126
                                                                                    -----------    -----------
INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS .................................          3,154           (176)

Cash and cash equivalents at beginning of period ...............................         11,985          8,519
                                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................    $    15,139    $     8,343
                                                                                    ===========    ===========



(1) Fourteen weeks in the quarter ended May 31, 1997 and 13 weeks in the quarter ended May 25, 1996

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the full 1998 fiscal year ending February 28, 1998. The balance sheet at February 22, 1997 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1997 Annual Report on Form 10-K.

The Company operates on a 52 to 53 week fiscal year ending on the last Saturday in February. Fiscal 1998 is a 53 week year. The Company has included the extra week in its first quarter ended May 31, 1997. Accordingly, there are fourteen weeks in the quarter ended May 31, 1997, versus thirteen weeks in the quarter ended May 25, 1996.




NOTE B--INVENTORIES
                                                   May 31,        February 22,
                                                    1997             1997
                                                -----------       -----------
                                                    (Dollars in thousands)
Inventories consist of:
       Purchased components                     $    11,851       $    11,483
       Finished subassemblies                         1,438             1,993
       Work-in-process                               16,883            16,106
       Finished goods                                 9,025             5,744
                                                -----------       -----------
                                                $    39,197       $    35,326
                                                ===========       ===========





NOTE C--LONG-TERM DEBT                             May 31,        February 22,
                                                    1997             1997
                                                -----------       -----------
                                                    (Dollars in thousands)
Long-term debt consists of:
       Revolving credit facility                $   137,000       $   367,000
       7.75% Series A Senior Notes due 2004         150,000               ---
       7.87% Series B Senior Notes due 2007         150,000               ---
       Other                                         14,849            21,548
                                                -----------       -----------
                                                    451,849           388,548
       Less current maturities                        5,863             6,049
                                                -----------       -----------
                                                $   445,986       $   382,499
                                                ===========       ===========


The Company has an unsecured revolving credit facility of $500 million expiring on September 15, 1999 (the "Credit Facility"). At May 31, 1997, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.91%. On May 29, 1997, the Company issued in a private placement, $150 million of 7.75% Series A Senior Notes due 2004 and $150 million of 7.87% Series B Senior Notes due 2007. Interest on each issue is payable semiannually in arrears. The proceeds from the sale of these notes were used to pay down the Credit Facility. On June 18, 1997, the Company amended and restated its Credit Facility to extend the maturity date to June 2002 and to decrease the commitment amount from $500 million to $400 million.



NOTE D--INCOME TAXES

The Company's effective income tax rate was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

NOTE--E COMMITMENTS AND CONTINGENCIES

See Legal Proceedings in Part II Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 herein.



NOTE F--EARNINGS PER COMMON SHARE

Earnings per common share are calculated by dividing net income by weighted average common shares outstanding during the period. The exercise of outstanding stock options would not result in a material dilution of earnings per common share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", that is required to be adopted by the Company in the fourth quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Had the provisions of Statement No. 128 been used to calculate earnings per share for the first quarter of fiscal 1998 and 1997, earnings per share would not have differed materially from the reported amounts.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this section and elsewhere in this report are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward looking statements. These risks and uncertainties include but are not limited to those set forth herein and in the Company's press releases and filings with the Securities and Exchange Commission.


General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized on-line lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from service contracts, that are typically of at least five years' duration, and are generally based upon a percentage of a lottery's gross on-line lottery sales. Theses percentages typically fall within a range of 1.5% to 5.0%. Product sales revenues have been derived primarily from the installation of new on-line lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sales revenues from period to period.

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

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret are still underway. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 herein, Part I, Item 1 - "Factors Affecting Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" of the Company's fiscal 1997 annual report on Form 10-K and see Note H to the Consolidated Financial Statements in the Company's fiscal 1997 annual report on Form 10-K for further information concerning these matters and other contingencies.



Results of Operations

The Company operates on a 52 to 53 week fiscal year ending on the last Saturday in February. Fiscal 1998 is a 53 week year. The Company has included the extra week in its first quarter ended May 31, 1997. Accordingly, there are fourteen weeks in the quarter ended May 31, 1997, versus thirteen weeks in the quarter ended May 25, 1996.

Revenues for the first quarter of fiscal 1998 were $245.2 million, representing a $34.0 million, or 16.1%, increase over revenues of $211.2 million in the first quarter of fiscal 1997.

Service revenues in the fiscal 1998 first quarter were $225.9 million, representing a $30.9 million, or 15.9%, increase over the $195.0 million of service revenues in the first quarter of fiscal 1997. This increase resulted primarily from higher revenues of $22.5 million from the Company's existing lottery customer base and $8.2 million of service revenues from new on-line lottery systems operated by the Company that commenced operations since the first quarter of fiscal 1997, including service revenues from the on-line lottery system that the Company implemented for Caixa Economica Federal ("Caixa"), Latin America's largest financial institution that runs Brazil's National Lottery.

Product sales in the first quarter of fiscal 1998 were $19.3 million, representing a $3.1 million, or 18.9%, increase over the $16.2 million of product sales in the first quarter of fiscal 1997. This increase resulted primarily from higher revenues from central lottery system and instant ticket validation system sales in the first quarter of fiscal 1998 than in the first quarter of fiscal 1997, partially offset by lower revenue from terminal sales. The Company sold one new central system and one new instant ticket validation system in both the first quarter of fiscal 1998 and 1997. The Company sold approximately 1,100 lottery terminals in both the first quarter of fiscal 1998 and 1997.

Gross margins on service revenues were 30.6% in the fiscal 1998 first quarter compared to 32.4% in the first quarter of fiscal 1997. This decline was due primarily to lower margins experienced on new lottery contracts in the early stages of lottery operations, partially offset by improved margins on certain existing lottery contracts.

Gross margins on product sales fluctuate depending primarily on the mix, volume and timing of product sales contracts. Gross margins on product sales were 41.1% in the first quarter of fiscal 1998 compared to 43.4% in the first quarter of fiscal 1997. This decline was reflective of product mix.

Selling, general and administrative expenses in the first quarter of fiscal 1998 were $35.9 million, representing a $5.9 million, or 19.9%, increase from the $30.0 million incurred in the first quarter of fiscal 1997. This increase was primarily attributable to higher legal costs relating in large part to investigations and legal proceedings along with higher administrative, selling and government relations costs that were necessary to support expanded operations. As a percentage of revenues, selling, general and administrative expenses were 14.6% and 14.2% during the first quarter of fiscal 1998 and 1997, respectively.

Research and development expenses in the first quarter of fiscal 1998 were $8.2 million, representing a $1.6 million, or 23.3%, increase over research and development expenses of $6.6 million in the first quarter of fiscal 1997. This increase reflects increased development activity for standard software product offerings along with new lottery game design. As a percentage of revenues, research and development expenses were 3.3% and 3.1% during the first quarter of fiscal 1998 and 1997, respectively.

Interest income in the first quarter of fiscal 1998 was $1.8 million, an increase of $1.2 million over interest income of $.6 million earned during the first quarter of fiscal 1997. This increase reflects higher dollar denominated cash balances in Brazil to fund the on-line lottery system implementation underway for the Caixa.

Equity in earnings of unconsolidated affiliates in the first quarter of fiscal 1998 was $3.7 million, an increase of $.5 million over the $3.2 million earned during the first quarter of fiscal 1997. This increase was due primarily to higher equity income from Dreamport investments.

The Company's effective income tax rate decreased from 42% in the first quarter of fiscal 1997 to 40% in the first quarter of fiscal 1998 due principally to a reduction in nondeductible expenditures and the restructuring of financing of the Company's investments in Brazil. The Company's effective income tax rate was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

The Texas Lottery Commission directed its staff to prepare and circulate by July 31, 1997 a request for proposals with respect to the entire Texas Lottery contract currently held by GTECH, as well as requests for proposals for various portions of that contract. The Chairman of the Commission has declared that this action is not and should not be deemed an exercise by the Texas Lottery of the termination provision of GTECH's contract, without cause, upon 30 days prior notice. Nevertheless, the Texas Lottery Commission has further asserted that it has no obligation to deal with GTECH in good faith with respect to the termination of its contract with the Company, a position with which GTECH strongly disagrees. (See Legal Proceedings in Part II, Item 1.) Pursuant to the amendment to GTECH's contract executed in April 1996 which extended the term of the contract for five years, the Company is making major capital investments of more than $20.0 million and has incurred significant related expenses. A substantial portion of such investment, along with a substantial portion of the Company's existing investment in its Texas lottery contract ($42.6 million at May 31, 1997) may be required to be written off should the Company lose all or a portion of the Texas lottery contract. The Company is pursuing all available options to ensure that its contract, amended to extend through August 2002 and negotiated in good faith with the Texas Lottery, is honored. In fiscal 1997, 1996 and 1995, the aggregate revenues from the State of Texas (including lottery and electronic benefits transfer) represented 18.6%, 19.6% and 16.1%, respectively, of the Company's consolidated revenues. No other customer accounted for as much 10% of the Company's consolidated revenues in such periods, although the Company's lottery contracts in a number of jurisdictions, including California, Georgia, New York and the United Kingdom, are important sources of revenues and earnings for the Company. Reference is also made to Items 1 and 3 of, and Note H of Notes to Consolidated Financial Statements included in, the Company's fiscal 1997 Annual Report on Form 10-K concerning various legal proceedings involving the Company.




Changes in Financial Position, Liquidity and Capital Resources

During the first quarter of fiscal 1998, the Company generated $60.4 million of cash from operations. This cash, along with $65.7 million of net borrowings was used primarily to fund the purchase of $100.0 million of systems, equipment and other assets relating to contracts and the repurchase of $15.5 million of the Company' common stock.

The cost of systems, equipment and other assets relating to contracts increased by $92.2 million from $1,063.7 million at February 22, 1997 to $1,155.9 million at May 31, 1997. This increase reflects the installation of a portion of the new lottery system for the Caixa and the continuing installation of new lottery systems for lotteries in Wisconsin, Kansas, Oregon and Ohio.

Trade accounts receivable decreased by $12.7 million from $110.7 million at February 22, 1997 to $98.0 million at May 31, 1997, due primarily to scheduled collections of accounts receivable relating to the high level of product sales recorded in the fourth quarter of fiscal 1997.

Accounts payable decreased by $10.2 million from $53.9 million at February 22, 1997 to $43.7 million at May 31, 1997, due primarily to the timing of payments relating to ongoing lottery system installations.

Accrued employee compensation decreased by $12.1 million from $28.0 million at February 22, 1997 to $15.9 million at May 31, 1997, due primarily to the payment of fiscal 1997 management bonuses.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 1998 will be in a range of $300.0 million to $350.0 million. Approximately $120.0 million of such spending will be required to implement the on-line lottery system for the Caixa. In addition, the Company currently anticipates that the level of capital expenditures for property, plant and equipment in fiscal 1998 will approximate $19.3 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. On July 5, 1997 there was approximately $138.4 million of borrowings outstanding and an additional $261.6 million available for borrowing under the Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth. On May 29, 1997 the Company issued, in a private placement, $150 million of 7.75% Series A Senior Notes due 2004 and $150 million of 7.87% Series B Senior Notes due 2007. The proceeds from the sale of these notes were used to pay down the Credit Facility.

On June 18, 1997, the Company announced that it had signed a letter of intent to acquire, NTN Communications, Inc. ("NTN") for cash consideration of approximately $140 million. In connection with the letter of intent, the Company loaned NTN $3.7 million in order to enable NTN to fulfill its obligation to Symphony IWN Investment LLC. The Company currently intends to finance this acquisition with its existing Credit Facility.



Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

The Company uses various techniques to reduce the risk associated with future increases in interest rates on its floating rate long-term debt including utilization of interest rate hedging instruments. In January 1996, the Company entered into three interest rate swaps with an aggregate notional amount of $125.0 million that provided interest rate protection over the period January 26, 1996 to April 28, 1997. The swaps effectively entitled the Company to receive payments from the financial institutions that were counterparties to the swaps should the three-month London Interbank Offered Rates ("LIBOR") exceed approximately 5.05%. On April 28, 1997, the Company received approximately $.2 million in connection with the settlement of these swaps. In addition, as discussed earlier, the Company issued seven and ten year fixed rate debt on May 29, 1997, in a private placement.

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

The Company, from time to time, enters into foreign currency exchange contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. The Company does not engage in currency speculation. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge anticipated revenue streams and certain assets and liabilities are marked to market, and the resulting transaction gain or loss is included in the determination of net income. As of July 5, 1997, the Company had approximately $81.7 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily Japanese Yen) and approximately $134.4 million of outstanding foreign currency exchange contracts to sell foreign currencies (primarily Japanese Yen and Pounds Sterling).




Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable



PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS


As widely reported in the Texas media and as previously reported, the Texas Lottery Commission is inquiring of GTECH regarding its business relationships relating to the Texas Lottery and GTECH has cooperated with that inquiry. The Texas Lottery is also inquiring about several other matters which could have material negative implications with respect to GTECH's business in Texas, including the following:

     - GTECH's consulting contracts with Ben Barnes, former Lieutenant Governor of Texas, which contracts were entered into in 1991 and were bought out and terminated by the Company in February 1997;

     - GTECH's retention in October 1992 of Michael Moeller, a friend of Nora Linares, the then Executive Director of the Texas Lottery, as a consultant regarding New Mexico;

     - Mr. Barnes' gift in December 1992 of a $100 paperweight to then Governor of Texas, Ann Richards; and

     - Any other instances in which GTECH entertained or gave a gift to a state official (without reimbursement).

In addition, the Texas State Auditor has issued to GTECH a Request for Information, and, in response, GTECH has provided information and documents to the Texas State Auditor.

As previously reported, the Texas Lottery Commission directed its staff to prepare and circulate by July 31, 1997 a request for proposals with respect to the entire Texas Lottery contract currently held by GTECH, as well as requests for proposals for various portions of that contract. However, the Chairman of the Commission has declared that this action is not and should not be deemed an exercise by the Texas Lottery of the termination provision of GTECH's contract, without cause, upon 30 days prior notice. The Texas Lottery Commission has further asserted that it has no obligation to deal with GTECH in good faith with respect to the termination of its contract with the Company, a position with which GTECH strongly disagrees. Pursuant to the amendment to GTECH's contract executed in April 1996 which extended the term of the contract for five years, the Company is making major capital investments of more than $20 million and has incurred significant related expenses (See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations). The Texas Lottery contract is GTECH's largest, accounting for approximately 16% of GTECH's total revenues in fiscal 1997 and a significant percentage of operating income. GTECH is pursuing all available options to ensure that its contract, amended to extend through August 2002 and negotiated in good faith with the Texas Lottery, is honored.

As previously reported, in April 1997, Nora Linares, the former Executive Director of the Texas Lottery Commission, filed suit against GTECH and James Hosker, the Company's Texas Site Director (captioned Nora Alicia Linares v. GTECH Corporation and James Hosker, et al.), in the District Court of Travis County, Texas (261st Judicial District). Ms. Linares, who had been terminated as Executive Director of the Texas Lottery Commission in January 1997, alleges that GTECH, in violation of Texas State Law and its lottery contract with the State of Texas, tortiously interfered with her employment relationship with her former employer by, among other things, hiring Michael Moeller as a consultant, and intentionally inflicted emotional distress upon her. Ms. Linares seeks both a declaratory judgment setting forth the rights, duties and responsibilities which GTECH owes to public officials such as Ms. Linares, as well as actual and exemplary damages from GTECH. GTECH believes that this lawsuit is without merit and is defending itself (and Mr. Hosker) vigorously. On May 2, 1997, GTECH filed a notice of removal in the Austin Division of the United States District Court for the Western District of Texas, seeking to have the case transferred from the state court to the federal court, and on June 2, 1997 Ms. Linares filed a motion to remand, opposing GTECH's attempt to transfer the case to federal court from state court.

As previously reported, in September 1996, Jack M. Janis and Linda Janis, both individually and on behalf of a class of persons similarly situated, filed suit against the California State Lottery Commission, Southland Corporation and the Company in the Supreme Court of the State of California (County of Los Angeles). This suit alleges, in light of the June 1996 decision of the California Supreme Court, Western Telcon, Inc. et. al. v. California State Lottery (which held that the California State Lottery's keno game as then structured was not a lottery game and therefore was not authorized by California lottery law), that the defendants were unjustly enriched and were guilty of unfair business practices and misleading advertising in connection with the sale of keno tickets from January 1, 1992 through suspension of the keno game in June 1996. The suit seeks restitution of all amounts realized by the defendants through the sale of keno tickets less funds paid to public schools pursuant to relevant California law and proceeds paid to holders of winning keno tickets, together with costs, disbursements and prejudgment interest. The Company has responded with a vigorous defense. In February 1997, the Court granted the Company summary judgment but granted the plaintiffs limited leave to amend their complaint alleging alternative theories of recovery. The plaintiffs filed an amended complaint in March 1997. In June 1997, the Court granted the Company's motion to strike and for summary judgment as to the amended complaint, this time without leave to amend. The Company believes that these claims are without merit and intends to continue to defend itself vigorously in any appeal of these proceedings.

For information respecting certain other legal proceedings, refer to Items 1 and 3 of, and Note H to Consolidated Financial Statements included in, the Company's fiscal 1997 Annual Report on Form 10-K and to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.




Item 2.   CHANGES IN SECURITIES

(c) During the quarter, 3,500 shares of the Company's unregistered common stock vested under stock award plans. Pursuant to the terms of these plans the shares were issued with no cash consideration to the Company. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2 (3) of the Securities Act of 1933 or, alternatively, the transaction was exempt pursuant to the private offering provisions of the Act and the rules thereunder.




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits - The exhibits to this report are as follows:

           4.1 Amended and Restated Credit Agreement, dated as of June 18, 1997, among GTECH, certain lenders and Bank of Montreal, Banque Paribas, Fleet National Bank, The Bank of Nova Scotia and BankBoston, N.A., as Co-Agents; The Bank of New York, as Documentation Agent and NationsBank, as Administrative Agent

           4.2 Note and Guarantee Agreement, dated as of May 15, 1997, among GTECH, the Company and certain financial institutions

          10.1 1994 Stock Option Plan of the Company (as amended and restated through June 1, 1997)

          10.2 1996 Non-Employee Directors' Stock Option Plan of the Company (as amended through June 1, 1997)

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

                           GTECH HOLDINGS CORPORATION



                           By  /s/  Thomas J. Sauser
                           -----------------------------------------------------
                           Thomas J. Sauser, Senior Vice President & Chief Financial Officer (Principal Financial Officer)


                           By  /s/  Robert J. Plourde
                           -----------------------------------------------------
                           Robert J. Plourde, Vice President and Corporate Controller (Principal Accounting Officer)