Form 10-Q
period 1997-08-30
GTECH HOLDINGS CORP
filed 1997-10-14
CIK 857323

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30, 1997



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

Yes   X       No


At October 4, 1997 there were 41,947,946 shares of the registrant's Common Stock outstanding.

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


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 4.    Submission of Matters to Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                     (Unaudited)
                                                                                      August 30,   February 22,
                                                                                        1997          1997
                                                                                     ------------  ------------
                                                                                          (In thousands,
                                                                                       except share amounts)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ...................................................   $     11,943  $     11,985
     Trade accounts receivable ...................................................         86,611       110,707
     Sales-type lease receivables ................................................         12,513        15,231
     Inventories .................................................................         43,912        35,326
     Deferred income taxes .......................................................         20,237        20,237
     Other current assets ........................................................         16,413         9,743
                                                                                     ------------  ------------
            TOTAL CURRENT ASSETS .................................................        191,629       203,229

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS ........................      1,219,568     1,063,651
Less: Accumulated Depreciation ...................................................       (633,383)     (561,350)
                                                                                     ------------  ------------
                                                                                          586,185       502,301

GOODWILL, net ....................................................................        115,590       112,853

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES .........................         61,372        56,693

OTHER ASSETS .....................................................................         86,791        81,465
                                                                                     ------------  ------------
                                                                                     $  1,041,567  $    956,541
                                                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings .......................................................   $      1,380  $      1,395
     Accounts payable ............................................................         39,375        53,944
     Accrued expenses ............................................................         61,334        52,625
     Advance payments from customers .............................................         10,117        10,534
     Employee compensation .......................................................         22,705        27,991
     Income taxes payable ........................................................         17,901        13,777
     Current portion of long-term debt ...........................................          5,595         6,049
                                                                                     ------------  ------------
            TOTAL CURRENT LIABILITIES ............................................        158,407       166,315

LONG-TERM DEBT, less current portion .............................................        459,889       382,499

OTHER LIABILITIES ................................................................         18,200        25,907

DEFERRED INCOME TAXES ............................................................         23,687        23,687

SHAREHOLDERS' EQUITY
     Preferred Stock, par value $.01 per share--20,000,000 shares authorized,                 ---           ---
        none issued
     Common Stock, par value $.01 per share--150,000,000 shares authorized,
        43,879,752 and 43,845,651 shares issued, 42,027,071 and 42,490,770 shares
        outstanding at August 30, 1997 and February 22, 1997, respectively .......            439           438
     Additional paid-in capital ..................................................        170,385       169,705
     Equity carryover basis adjustment ...........................................         (7,008)       (7,008)
     Cumulative translation adjustment ...........................................            331         1,472
     Retained earnings ...........................................................        268,286       228,741
                                                                                     ------------  ------------
                                                                                          432,433       393,348
     Less cost of 1,852,681 and 1,354,881 shares in treasury at
        August 30, 1997 and February 22, 1997, respectively ......................        (51,049)      (35,215)
                                                                                     ------------  ------------
                                                                                          381,384       358,133
                                                                                     ------------  ------------
                                                                                     $  1,041,567  $    956,541
                                                                                     ============  ============
See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                     (Unaudited)
                                                                 Three Months Ended
                                                              -----------------------
                                                              August 30,   August 24,
                                                                 1997         1996
                                                              ----------   ----------
                                                               (In thousands, except
                                                                 per share amounts)
Revenues:
      Services ............................................   $  209,139   $  191,812
      Sales of products ...................................       17,671       23,141
                                                              ----------   ----------
                                                                 226,810      214,953
Costs and expenses:
      Costs of services ...................................      143,548      133,947
      Costs of sales ......................................        9,169       14,537
                                                              ----------   ----------
                                                                 152,717      148,484
                                                              ----------   ----------
Gross profit ..............................................       74,093       66,469

Selling, general and administrative .......................       32,939       30,674
Research and development ..................................        7,869        8,544
                                                              ----------   ----------
Operating income ..........................................       33,285       27,251

Other income (expenses):
      Interest income .....................................        1,792          899
      Equity in earnings of unconsolidated affiliates......        4,957        3,374
      Other income ........................................          510        2,421
      Interest expense ....................................       (7,916)      (3,772)
                                                              ----------   ----------
Income before income taxes ................................       32,628       30,173

Income taxes ..............................................      (12,403)     (12,672)
                                                              ----------   ----------
Net income ................................................   $   20,225   $   17,501
                                                              ==========   ==========

Earnings per common share .................................   $      .48   $      .41
                                                              ==========   ==========

Weighted average common shares outstanding ................       42,046       43,087
                                                              ==========   ==========

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                     (Unaudited)
                                                                Six Months Ended (1)
                                                              -----------------------
                                                              August 30,   August 24,
                                                                 1997         1996
                                                              ----------   ----------
                                                              (In thousands, except
                                                                per share amounts)
Revenues:
      Services ............................................   $  435,069   $  386,798
      Sales of products ...................................       36,912       39,328
                                                              ----------   ----------
                                                                 471,981      426,126
Costs and expenses:
      Costs of services ...................................      300,263      265,662
      Costs of sales ......................................       20,497       23,691
                                                              ----------   ----------
                                                                 320,760      289,353
                                                              ----------   ----------
Gross profit ..............................................      151,221      136,773

Selling, general and administrative .......................       68,853       60,626
Research and development ..................................       16,044       15,174
                                                              ----------   ----------
Operating income ..........................................       66,324       60,973

Other income (expenses):
      Interest income .....................................        3,545        1,449
      Equity in earnings of unconsolidated affiliates......        8,671        6,591
      Other income ........................................          880        2,467
      Interest expense ....................................      (14,592)      (9,923)
                                                              ----------   ----------
Income before income taxes ................................       64,828       61,557

Income taxes ..............................................      (25,283)     (25,853)
                                                              ----------   ----------
Net income ................................................   $   39,545   $   35,704
                                                              ==========   ==========

Earnings per common share .................................   $      .94   $      .83
                                                              ==========   ==========

Weighted average common shares outstanding ................       42,065       43,087
                                                              ==========   ==========


(1) 27 weeks in the six month period ended August 30, 1997 and 26 weeks in the six month period ended August 24, 1996

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES



                                        Common Stock            Additional
                                   ------------------------      Paid-in                      Retained     Treasury
                                     Shares        Amount        Capital         Other        Earnings       Stock          Total
                                   ----------    ----------     ----------     ----------    ----------   ----------     ----------
                                                                       (Dollars in thousands)
Balance at February 22, 1997....   43,845,651    $      438     $  169,705     $   (5,536)   $  228,741   $  (35,215)    $  358,133

Purchase of 497,800 shares
    of common stock ............          ---           ---            ---            ---           ---      (15,834)       (15,834)
Common stock issued under
    stock award plans ..........       34,101             1            680            ---           ---          ---            681
Net income .....................          ---           ---            ---            ---        39,545          ---         39,545
Foreign currency translation....          ---           ---            ---         (1,141)          ---          ---         (1,141)
                                   ----------    ----------     ----------     ----------    ----------   ----------     ----------
Balance at August 30, 1997......   43,879,752    $      439     $  170,385     $   (6,677)   $  268,286   $  (51,049)    $  381,384
                                   ==========    ==========     ==========     ==========    ==========   ==========     ==========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                       (Unaudited)
                                                                                    Six Months Ended (1)
                                                                                  ----------------------
                                                                                  August 30,  August 24,
                                                                                     1997        1996
                                                                                  ----------  ----------
                                                                                  (Dollars in thousands)
OPERATING ACTIVITIES
Net income ....................................................................   $   39,545  $   35,704
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization ...........................................       99,289      80,376
      Equity in earnings of unconsolidated affiliates .........................       (8,671)     (6,591)
      Other ...................................................................        8,788         264
      Changes in operating assets and liabilities:
        Trade accounts receivable .............................................       24,132     (21,712)
        Inventories ...........................................................       (8,408)      9,512
        Other assets and liabilities ..........................................      (21,495)     11,703
        Other assets and liabilities of discontinued operations ...............       (2,604)     (2,622)
                                                                                  ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................      130,576     106,634

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts.........     (174,939)   (106,325)
Purchases of property plant and equipment .....................................       (7,536)     (7,064)
Cash received from affiliates .................................................        2,330         354
Investments in and advances to affiliates .....................................       (5,178)       (636)
Other .........................................................................       (4,426)        ---
                                                                                  ----------  ----------
NET CASH USED FOR INVESTING ACTIVITIES ........................................     (189,749)   (113,671)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ......................................      433,818       2,965
Principal payments on long-term debt ..........................................     (356,592)     (1,982)
Purchases of treasury stock ...................................................      (15,834)        ---
Other .........................................................................       (1,712)        211
                                                                                  ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................       59,680       1,194

Effect of exchange rate changes on cash .......................................         (549)       (772)
                                                                                  ----------  ----------
DECREASE IN CASH AND CASH EQUIVALENTS .........................................          (42)     (6,615)

Cash and cash equivalents at beginning of period ..............................       11,985       8,519
                                                                                  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $   11,943  $    1,904
                                                                                  ==========  ==========

(1) 27 weeks in the six month period ended August 30, 1997 and 26 weeks in the six month period ended August 24, 1996

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 30, 1997 are not necessarily indicative of the results that may be expected for the full 1998 fiscal year ending February 28, 1998. The balance sheet at February 22, 1997 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1997 Annual Report on Form 10-K.

The Company operates on a 52 to 53 week fiscal year ending on the last Saturday in February. Fiscal 1998 is a 53 week year. The Company has included the extra week in its first quarter ended May 31, 1997. Accordingly, there are twenty-seven weeks in the six month period ended August 30, 1997, versus twenty-six weeks in the six month period ended August 24, 1996.


NOTE B--INVENTORIES

                                               August 30,    February 22,
                                                  1997          1997
                                              -----------    -----------
                                                (Dollars in thousands)
Inventories consist of:
       Purchased components                   $    13,639    $    11,483
       Finished subassemblies                       1,784          1,993
       Work-in-process                             18,754         16,106
       Finished goods                               9,735          5,744
                                              -----------    -----------
                                              $    43,912    $    35,326
                                              ===========    ===========


NOTE C--LONG-TERM DEBT
                                               August 30,    February 22,
                                                  1997          1997
                                              -----------    -----------
                                                (Dollars in thousands)
Long-term debt consists of:
       Revolving credit facility              $   145,200    $   367,000
       7.75% Series A Senior Notes due 2004       150,000            ---
       7.87% Series B Senior Notes due 2007       150,000            ---
       Other                                       20,284         21,548
                                              -----------    -----------
                                                  465,484        388,548
       Less current maturities                      5,595          6,049
                                              -----------    -----------
                                              $   459,889    $   382,499
                                              ===========    ===========


The Company has an unsecured revolving credit facility of $400 million expiring in June 2002 (the "Credit Facility"). At August 30, 1997, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.93%. On May 29, 1997, the Company issued in a private placement, $150 million of 7.75% Series A Senior Notes due 2004 and $150 million of 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes"). Interest on each issue is payable semiannually in arrears. The proceeds from the sale of the Senior Notes were used to pay down the Credit Facility.


NOTE D--INCOME TAXES

The Company's effective income tax rate was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.


NOTE E--COMMITMENTS AND CONTINGENCIES

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", that is required to be adopted by the Company in the fourth quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods presented. Under the new standard, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by weighted average common shares outstanding for the period without consideration for common stock equivalents. Diluted earnings per share is computed similarly to fully diluted earnings per share under the provisions of APB Opinion No. 15. Had the provisions of Statement No. 128 been used to calculate earnings per share for the first six months of fiscal 1998 and 1997, earnings per share would not have differed materially from the reported amounts.

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

The Company also has taken steps to broaden its offerings of high volume transaction processing services outside of its core business of providing on-line lottery services. The Company's Transactive subsidiary currently provides benefits delivery systems and services on behalf of government authorities. The Company's Dreamport subsidiary ("Dreamport") pursues gaming opportunities other than on-line lottery. In addition, the Company's WorldServ subsidiary provides network communications services to private sector clientele.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret are still underway. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 herein; Part I, Item 1 - "Factors Affecting Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" of the Company's fiscal 1997 annual report on Form 10-K; and Note H to the Consolidated Financial
Statements in the Company's fiscal 1997 annual report on Form 10-K for further information concerning these matters and other contingencies.


Results of Operations

The Company operates on a 52 to 53 week fiscal year ending on the last Saturday in February. Fiscal 1998 is a 53 week year. The Company has included the extra week in its first quarter ended May 31, 1997. Accordingly, there are twenty-seven weeks in the six month period ended August 30, 1997, versus twenty-six weeks in the six month period ended August 24, 1996.

Revenues for the second quarter of fiscal 1998 were $226.8 million, representing a $11.8 million, or 5.5%, increase over revenues of $215.0 million in the second quarter of fiscal 1997.

Service revenues in the fiscal 1998 second quarter were $209.1 million, representing a $17.3 million, or 9.0%, increase over the $191.8 million of service revenues in the second quarter of fiscal 1997. This increase resulted primarily from $19.2 million of service revenues from new on-line lottery systems operated by the Company that commenced operations since the second quarter of fiscal 1997, including service revenues from the on-line lottery system that the Company implemented for Caixa Economica Federal ("Caixa"), Latin America's largest financial institution that runs Brazil's National Lottery, partially offset by the absence of service revenues from the Maryland contract which terminated in September 1996.

Product sales in the second quarter of fiscal 1998 were $17.7 million, representing a $5.5 million, or 23.6%, decrease from the $23.2 million of product sales in the second quarter of fiscal 1997. This decrease resulted primarily from lower sales of component parts and equipment ("OEM equipment") to Camelot Group plc ("Camelot") and other members of the U.K. lottery consortium. The Company sold approximately 2,000 lottery terminals in both the second quarter of fiscal 1998 and 1997.

Gross margins on service revenues were 31.4% in the fiscal 1998 second quarter compared to 30.2% in the second quarter of fiscal 1997. This increase was due primarily to improved margins on certain existing lottery contracts, partially offset by lower margins experienced on new lottery contracts in the early stages of lottery operations.

Gross margins on product sales fluctuate depending primarily on the mix, volume and timing of product sales contracts. Gross margins on product sales were 48.1% in the second quarter of fiscal 1998 compared to 37.2% in the second quarter of fiscal 1997. This improvement was reflective of product mix.

Revenues for the first six months of fiscal 1998 were $472.0 million, representing a $45.9 million, or 10.8%, increase over revenues of $426.1 million in the first six months of fiscal 1997.

Service revenues for the first six months of fiscal 1998 were $435.1 million, representing an increase of $48.3 million, or 12.5%, over the $386.8 million of service revenues in the first six months of fiscal 1997. This increase resulted primarily from $31.0 million of higher revenues from the Company's existing lottery customer base along with $24.1 million of service revenues from new on-line lottery systems operated by the Company that commenced operations since the second quarter of fiscal 1997, including service revenues from the Caixa, partially offset by the absence of service revenues from the Maryland contract.

Product sales in the first six months of fiscal 1998 were $36.9 million, representing a decrease of $2.4 million, or 6.1%, from the $39.3 million of product sales in the first six months of fiscal 1997. This decrease resulted primarily from lower sales of OEM equipment to Camelot and other members of the U.K. lottery consortium, partially offset by higher revenues from central lottery and instant ticket validation system sales in the first six months of fiscal 1998 than in the first six months of fiscal 1997. The Company sold approximately 3,100 lottery terminals in the first six months of fiscal 1998 as compared to approximately 3,000 lottery terminals in the first six months of fiscal 1997.

Gross margins on service revenues were 31.0% in the first six months of fiscal 1998 compared to 31.3% in the first six months of fiscal 1997. This decline was due primarily to lower margins experienced on new lottery contracts in the early stages of lottery operations, partially offset by improved margins on certain existing lottery contracts.

Gross margins on product sales were 44.5% in the first six months of fiscal 1998 compared to 39.8% in the first six months of fiscal 1997. This improvement was reflective of product mix.

Selling, general and administrative expenses in the second quarter of fiscal 1998 were $32.9 million, representing a $2.2 million, or 7.4%, increase from the $30.7 million incurred in the second quarter of fiscal 1997. Selling, general and administrative expenses in the first six months of fiscal 1998 were $68.9 million, representing an $8.3 million, or 13.6%, increase from the $60.6 million incurred in the first six months of fiscal 1997. These increases were primarily attributable to higher legal costs relating in large part to investigations and legal proceedings along with higher administrative, selling and government relations costs that were necessary to support expanded operations. As a percentage of revenues, selling, general and administrative expenses were 14.5% and 14.3% during the second quarters of fiscal 1998 and 1997, respectively, and 14.6% and 14.2% during the first six months of fiscal 1998 and 1997, respectively.

Research and development expenses in the second quarter of fiscal 1998 were $7.9 million, representing a $.6 million, or 7.9%, decrease from research and development expenses of $8.5 million in the second quarter of fiscal 1997. This decrease reflects the capitalization of costs relating to standard software product offerings in the fiscal 1998 second quarter, partially offset by increased development activity for hardware products and the design and related software for new games. Research and development expenses in the first six months of fiscal 1998 were $16.0 million, representing a $.8 million, or 5.7%, increase from research and development expenses of $15.2 million in the first six months of fiscal 1997. This increase reflects increased development activity for new hardware products and the design and related software for new games, partially offset by the capitalization of cost relating to standard software product offerings in the first six months of fiscal 1998. As a percentage of revenues, research and development expenses were 3.5% and 4.0% during the second quarters of fiscal 1998 and 1997, respectively, and 3.4% and 3.6% during the first six months of fiscal 1998 and 1997, respectively.

Interest income in the second quarter of fiscal 1998 was $1.8 million, an increase of $.9 million over interest income of $.9 million earned during the second quarter of fiscal 1997. Interest income in the first six months of fiscal 1998 was $3.5 million, an increase of $2.0 million over interest income of $1.5 million earned during the first six months of fiscal 1997. These increases reflect higher dollar denominated cash balances in Brazil to fund the on-line lottery system implementation underway for the Caixa.

Equity in earnings of unconsolidated affiliates in the second quarter of fiscal 1998 was $5.0 million, an increase of $1.6 million over the $3.4 million earned during the second quarter of fiscal 1997. Equity in earnings of unconsolidated affiliates in the first six months of fiscal 1998 was $8.7 million, an increase of $2.1 million over the $6.6 million earned during the first six months of fiscal 1997. These increases were due primarily to higher equity income from Camelot along with higher equity income from Dreamport partnership investments.

Interest expense in the second quarter of fiscal 1998 was $7.9 million, an increase of $4.1 million over the $3.8 million incurred during the second quarter of fiscal 1997. Interest expense in the first six months of fiscal 1998 was $14.6 million, an increase of $4.7 million over the $9.9 million incurred during the first six months of fiscal 1997. These increases were due primarily to higher average debt outstanding to fund the on-line lottery system implementation underway for the Caixa along with higher average interest rates.

The Company's effective income tax rate decreased from 42% in the second quarter of fiscal 1997 to 38% in the second quarter of fiscal 1998 and decreased from 42% in the first six months of fiscal 1997 to 39% in the first six months of fiscal 1998 due principally to a reduction in nondeductible expenditures, increased recognition of tax credits and the full year effect of the restructuring of financing and operations in Brazil. The Company's effective income tax rate was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

As previously reported, the Texas Lottery Commission had indicated its intention to rebid the Texas Lottery contract currently held by GTECH and in August 1997 the Commission issued a Request for Proposals ("RFP") with respect to the contract. (See "Legal Proceedings" in Part II, Item 1). The Chairman of the Commission has declared that issuing the RFP is not and should not be deemed an exercise by the Texas Lottery of the termination provision of GTECH's contract, without cause, upon 30 days prior notice. Nevertheless, the Texas Lottery Commission has further asserted that it has no obligation to deal with GTECH in good faith with respect to the termination of its contract with the Company, a position with which GTECH strongly disagrees. Pursuant to the amendment to GTECH's contract executed in April 1996 which extended the term of the contract for five years, the Company is making major capital investments of more than $20.0 million and has incurred significant related expenses. A substantial portion of such investment, along with a substantial portion of the Company's existing investment in its Texas lottery contract ($38.7 million at August 30, 1997) may be required to be written off should the Company lose all or a portion of the Texas lottery contract. The Company is pursuing all available options to ensure that its contract, amended to extend through August 2002 and negotiated in good faith with the Texas Lottery, is honored. In fiscal 1997, 1996 and 1995, the aggregate revenues from the State of Texas (including lottery and electronic benefits transfer) represented 18.6%, 19.6% and 16.1%, respectively, of the Company's consolidated revenues. No other customer accounted for as much as 10% of the Company's consolidated revenues in such periods, although the Company's lottery contracts in a number of jurisdictions, including California, Georgia, New York and the United Kingdom, are important sources of revenues and earnings for the Company. Reference is also made to Items 1 and 3 of, and Note H of Notes to Consolidated Financial Statements included in, the Company's fiscal 1997 Annual Report on Form 10-K, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 1 "Legal Proceedings" of the Company's Quarterly Report on From 10-Q for its period ending May 31, 1997, for further information respecting legal proceedings and related matters involving the Company.



Changes in Financial Position, Liquidity and Capital Resources

During the first six months of fiscal 1998, the Company generated $130.6 million of cash from operations. This cash, along with $77.2 million of net borrowings was used primarily to fund the purchase of $174.9 million of systems, equipment and other assets relating to contracts and the repurchase of $15.8 million of the Company' common stock.

The cost of systems, equipment and other assets relating to contracts increased by $155.9 million from $1,063.7 million at February 22, 1997 to $1,219.6 million at August 30, 1997. This increase reflects the installation of a portion of the new lottery system for the Caixa, the continuing installation of new lottery systems for lotteries in Wisconsin, Kansas, Oregon and Ohio and the expansion of lottery systems in several domestic and international locations.

Trade accounts receivable decreased by $24.1 million from $110.7 million at February 22, 1997 to $86.6 million at August 30, 1997, due primarily to scheduled collections of accounts receivable relating to the high level of product sales recorded in the fourth quarter of fiscal 1997.

Inventories increased by $8.6 million from $35.3 million at February 22, 1997 to $43.9 million at August 30, 1997, due primarily to inventory on hand relating to scheduled shipments of terminals in the third quarter of fiscal 1998.

Other current assets increased by $6.7 million from $9.7 million at February 22, 1997 to $16.4 million at August 30, 1997, due primarily to a $3.7 million interest bearing loan to NTN Communications, Inc.

Accounts payable decreased by $14.5 million from $53.9 million at February 22, 1997 to $39.4 million at August 30, 1997, due primarily to the timing of payments relating to ongoing lottery system installations.

Accrued expenses increased by $8.7 million from $52.6 million at February 22, 1997 to $61.3 million at August 30, 1997, due primarily to accrued interest associated with the Senior Notes that require semi-annual interest payments.

Accrued employee compensation decreased by $5.3 million from $28.0 million at February 22, 1997 to $22.7 million at August 30, 1997, due primarily to the payment of fiscal 1997 management bonuses, partially offset by provisions for fiscal 1998 management bonuses.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 1998 will be in a range of $325.0 million to $375.0 million. Approximately $120.0 million of such spending will be required to implement the on-line lottery system for the Caixa. At August 30, 1997, the net book value of the Company's investments in Brazil was approximately $172.9 million. In addition, the Company currently anticipates that the level of capital expenditures for property, plant and equipment in fiscal 1998 will approximate $15.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. On October 4, 1997 the Company had utilized approximately $167.5 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth.



Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

The Company uses various techniques to reduce the risk associated with future increases in interest rates on its floating rate long-term debt including utilization of interest rate hedging instruments. In January 1996, the Company entered into three interest rate swaps with an aggregate notional amount of $125.0 million that provided interest rate protection over the period January 26, 1996 to April 28, 1997. The swaps effectively entitled the Company to receive payments from the financial institutions that were counterparties to the swaps should the three-month London Interbank Offered Rates ("LIBOR") exceed approximately 5.05%. On April 28, 1997, the Company received approximately $.2 million in connection with the settlement of these swaps. In addition, the Company issued seven and ten year fixed rate debt on May 29, 1997, in a private placement.

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


The Company, from time to time, enters into foreign currency exchange contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. The Company does not engage in currency speculation. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge anticipated revenue streams and certain assets and liabilities are marked to market, and the resulting transaction gain or loss is included in the determination of net income. As of October 4, 1997, the Company had approximately $110.4 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily Japanese Yen) and approximately $174.6 million of outstanding foreign currency exchange contracts to sell foreign currencies (primarily Japanese Yen and Pounds Sterling).

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

In addition, the Texas State Auditor has issued to GTECH a Request for Information, and, in response, GTECH has provided information and documents to the Texas State Auditor. The Texas State Auditor has indicated that it intends to issue to the Company supplemental requests for information.

As previously reported, the Texas Lottery Commission had indicated its intention to rebid the Texas Lottery contract currently held by GTECH and in August 1997 the Commission issued a Request for Proposals (the "RFP") with respect to this contract. The RFP invites vendors to submit proposals for any or all of three components: On-Line Gaming System and Services, Instant Ticket Gaming System and Services and Instant Ticket Manufacturing and Services. Under the terms of the RFP, the Commission may award contracts to one or several vendors, and may award a contract with respect to the On-Line Gaming System and Services to two separate vendors. Subsequent to the issuance of the RFP, GTECH filed a protest with the Commission's General Counsel challenging the issuance and various terms of the RFP and the Executive Director of the Texas Lottery issued his determination with respect to GTECH's protest, denying the vast majority of the protest and amending certain discrete provisions of the RFP in response to GTECH's protest. GTECH thereupon appealed the Executive Director's determination to the Commission and, in September 1997, the Commission denied GTECH's appeal. However, the Chairman of the Commission has declared that issuing the RFP is not and should not be deemed an exercise by the Texas Lottery of the termination provision of GTECH's contract, without cause, upon 30 days prior notice. The Texas Lottery Commission has further asserted that it has no obligation to deal with GTECH in good faith with respect to the termination of its contract with the Company, a position with which GTECH strongly disagrees. Pursuant to the amendment to GTECH's contract executed in April 1996 which extended the term of the contract for five years, the Company is making major capital investments of more than $20 million and has incurred significant related expenses (See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations). The Texas Lottery contract is GTECH's largest, accounting for approximately 16% of GTECH's total revenues in fiscal 1997 and a significant percentage of operating income. GTECH is pursuing all available options to ensure that its contract, amended to extend through August 2002 and negotiated in good faith with the Texas Lottery, is honored.

As previously reported, in April 1997, Nora Linares, the former Executive Director of the Texas Lottery Commission, filed suit against GTECH and James Hosker, the Company's Texas Site Director (captioned Nora Alicia Linares v. GTECH Corporation and James Hosker, et al.), in the District Court of Travis County, Texas (261st Judicial District). Ms. Linares, who had been terminated as Executive Director of the Texas Lottery Commission in January 1997, alleges that GTECH, in violation of Texas State Law and its lottery contract with the State of Texas, tortiously interfered with her employment relationship with her former employer by, among other things, hiring Michael Moeller as a consultant, and intentionally inflicted emotional distress upon her. Ms. Linares seeks both a declaratory judgment setting forth the rights, duties and responsibilities which GTECH owes to public officials such as Ms. Linares, as well as actual and exemplary damages from GTECH. GTECH believes that this lawsuit is without merit and is defending itself (and Mr. Hosker) vigorously. On May 2, 1997, GTECH filed a notice of removal in the Austin Division of the United States District Court for the Western District of Texas, seeking to have the case transferred from the state court to the federal court, and on June 2, 1997 Ms. Linares filed a motion to remand, opposing GTECH's attempt to transfer the case to federal court from state court. Ms. Linares' motion to remand was granted and the matter was remanded to the District Court of Travis County, Texas by order dated September 25, 1997.

As previously reported, in September 1996, Jack M. Janis and Linda Janis, both individually and on behalf of a class of persons similarly situated, filed suit against the California State Lottery Commission, Southland Corporation and the Company in the Supreme Court of the State of California (County of Los Angeles). This suit alleges, in light of the June 1996 decision of the California Supreme Court, Western Telcon, Inc. et. al. v. California State Lottery (which held that the California State Lottery's keno game as then structured was not a lottery game and therefore was not authorized by California lottery law), that the defendants were unjustly enriched and were guilty of unfair business practices and misleading advertising in connection with the sale of keno tickets from January 1, 1992 through suspension of the keno game in June 1996. The suit seeks restitution of all amounts realized by the defendants through the sale of keno tickets less funds paid to public schools pursuant to relevant California law and proceeds paid to holders of winning keno tickets, together with costs, disbursements and prejudgment interest. The Company responded with a vigorous defense. In February 1997, the Court granted the Company summary judgment but granted the plaintiffs limited leave to amend their complaint alleging alternative theories of recovery. The plaintiffs filed an amended complaint in March 1997. In June 1997, the Court granted the Company's motion to strike and for summary judgment as to the amended complaint, this time without leave to amend. Plaintiffs have filed a notice of appeal. The Company believes that these claims are without merit and intends to continue to defend itself vigorously in the appeal.

In July 1997, Border Capital (Nevada) Corp. ("BCNC"), Border Capital Corp., IBC Investments Limited ("IBC") and Gaming Properties & Investments, LLC ("GPI") filed suit against the Arizona Lottery, the Company and GTECH in the United States District Court for the District of Delaware. The plaintiffs allege that "Arizona Bingo," a game recently offered by GTECH and the Arizona Lottery, infringes upon United States patents issued in 1994 and 1996 which are represented to be owned by IBC and exclusively licensed to BCNC and GPI. The plaintiffs seek a declaratory judgment that IBC is the owner of the patents and that the patents have been willfully infringed by the defendants; injunctive relief enjoining further alleged infringement; and actual and exemplary damages from the defendants respecting such alleged infringement. The Company and GTECH were served with the complaint on September 22, 1997, and filed their answer on October 14, 1997. In their answer, the Company and GTECH assert, among other defenses, that the plaintiff's complaint fails to state a proper claim and improperly names the Company as a party, and that the patents in suit are invalid and unenforceable. In addition, GTECH and the Company counterclaim for declaratory relief that the patents at issue are invalid, unenforceable and not infringed by the Company. While the Company intends to defend this lawsuit vigorously and believes that the patents at issue are invalid (and that, even if valid, the patents have not been infringed), there can be no assurance that the Company and GTECH will prevail. In addition to being liable for potential damages as described above, if GTECH is found to have infringed the patents at suit, the Company's ability to market bingo based games in Arizona and other jurisdictions could be adversely affected.

For further information respecting legal proceedings and related matters, refer to: (i) Items 1 and 3 of, and Note H of Notes to Consolidated Financial Statements included in, the Company's fiscal 1997 Annual Report on Form 10-K;
(ii) Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 1, Part II, "Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the period ending May 31, 1997; and
(iii) Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," herein.




Item 2.       CHANGES IN SECURITIES

(c) During the quarter, 4,851 shares of the Company's unregistered common stock vested under stock award plans. Pursuant to the terms of these plans the shares were issued with no cash consideration to the Company. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2 (3) of the Securities Act of 1933 or, alternatively, the transaction was exempt pursuant to the private offering provisions of the Act and the rules thereunder.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) and (c)

The Company's Annual Meeting of Shareholders was held on July 14, 1997, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 42,024,810 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of two directors to serve until the 2000 Annual Meeting.
   The following persons were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

                                                                  Withheld
                                                              (including broker
       Nominee                                For                 nonvotes)

   Burnett W. Donoho                   35,722,265 Shares        258,909 Shares

   Lt. Gen. (Ret.) Emmett Paige, Jr.   35,675,170 Shares        306,004 Shares


2. Approval of the Company's 1997 Stock Option Plan.
   The tabulation of votes was as follows:
                                                                   Abstentions
       For                                   Against          (including broker
                                                                   nonvotes)

   20,010,700 Shares                    9,907,955 Shares      6,062,519 Shares




Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits - The exhibits to this report are as follows:

             10.1 Amended and Restated Employment Agreement, dated September 9,
                  1997, by and between the Company and William Y. O'Connor

             10.2 Agreement, dated July 15, 1997, by and between Michael R.
                  Chambrello and the Company

             10.3 Agreement, dated July 15, 1997, by and between Laurance W. Gay and the Company

             10.4 Agreement, dated July 15, 1997, by and between Thomas J.
                  Sauser and the Company

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

                           GTECH HOLDINGS CORPORATION



Date   October 14, 1997    By  /s/  Thomas J. Sauser
       -----------------   -----------------------------------------------
                           Thomas J. Sauser, Senior Vice President & Chief
                           Financial Officer (Principal Financial Officer)


Date   October 14, 1997    By  /s/  Robert J. Plourde
       ----------------    -----------------------------------------------
                           Robert J. Plourde, Vice President and Corporate
                           Controller (Principal Accounting Officer)