Form 10-Q
period 1997-11-29
GTECH HOLDINGS CORP
filed 1998-01-12
CIK 857323

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 29, 1997



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

Yes   X       No


At January 3, 1998 there were 41,565,171 shares of the registrant's Common Stock outstanding.

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

SIGNATURES

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                     (Unaudited)
                                                                                     November 29,  February 22,
                                                                                         1997          1997
                                                                                     ------------  ------------
                                                                                          (In thousands,
                                                                                       except share amounts)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ...................................................   $      8,181  $     11,985
     Trade accounts receivable ...................................................        114,483       110,707
     Sales-type lease receivables ................................................          9,997        15,231
     Inventories .................................................................         29,116        35,326
     Deferred income taxes .......................................................         20,237        20,237
     Other current assets ........................................................         14,412         9,743
                                                                                     ------------  ------------
            TOTAL CURRENT ASSETS .................................................        196,426       203,229

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS ........................      1,267,847     1,063,651
Less: Accumulated Depreciation ...................................................       (668,604)     (561,350)
                                                                                     ------------  ------------
                                                                                          599,243       502,301

GOODWILL, net ....................................................................        119,551       112,853

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES .........................         58,993        56,693

OTHER ASSETS .....................................................................        101,759        81,465
                                                                                     ------------  ------------
                                                                                     $  1,075,972  $    956,541
                                                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings .......................................................   $        209  $      1,395
     Accounts payable ............................................................         26,160        53,944
     Accrued expenses ............................................................         57,526        52,625
     Advance payments from customers .............................................          7,663        10,534
     Employee compensation .......................................................         25,968        27,991
     Income taxes payable ........................................................         29,380        13,777
     Current portion of long-term debt ...........................................          5,090         6,049
                                                                                     ------------  ------------
            TOTAL CURRENT LIABILITIES ............................................        151,996       166,315

LONG-TERM DEBT, less current portion .............................................        489,443       382,499

OTHER LIABILITIES ................................................................         16,020        25,907

DEFERRED INCOME TAXES ............................................................         23,687        23,687

SHAREHOLDERS' EQUITY
     Preferred Stock, par value $.01 per share--20,000,000 shares authorized,                 ---           ---
        none issued
     Common Stock, par value $.01 per share--150,000,000 shares authorized,
        43,892,002 and 43,845,651 shares issued, 41,672,221 and 42,490,770 shares
        outstanding at November 29, 1997 and February 22, 1997, respectively .....            439           438
     Additional paid-in capital ..................................................        170,665       169,705
     Equity carryover basis adjustment ...........................................         (7,008)       (7,008)
     Cumulative translation adjustment ...........................................          1,309         1,472
     Retained earnings ...........................................................        292,219       228,741
                                                                                     ------------  ------------
                                                                                          457,624       393,348
     Less cost of 2,219,781 and 1,354,881 shares in treasury at
        November 29, 1997 and February 22, 1997, respectively ....................        (62,798)      (35,215)
                                                                                     ------------  ------------
                                                                                          394,826       358,133
                                                                                     ------------  ------------
                                                                                     $  1,075,972  $    956,541
                                                                                     ============  ============
See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                     (Unaudited)
                                                                  Three Months Ended
                                                              ---------------------------
                                                              November 29,   November 23,
                                                                  1997          1996
                                                              ------------   ------------
                                                                 (In thousands, except
                                                                   per share amounts)
Revenues:
      Services ............................................   $    213,116   $    198,259
      Sales of products ...................................         51,649         33,621
                                                              ------------   ------------
                                                                   264,765        231,880
Costs and expenses:
      Costs of services ...................................        150,476        138,867
      Costs of sales ......................................         32,284         21,050
                                                              ------------   ------------
                                                                   182,760        159,917
                                                              ------------   ------------
Gross profit ..............................................         82,005         71,963

Selling, general and administrative .......................         32,982         33,163
Research and development ..................................          7,720          8,576
                                                              ------------   ------------
Operating income ..........................................         41,303         30,224

Other income (expenses):
      Interest income .....................................          1,296          1,181
      Equity in earnings of unconsolidated affiliates......          4,919          4,155
      Other income (expense) ..............................           (925)         1,445
      Interest expense ....................................         (7,359)        (4,108)
                                                              ------------   ------------
Income before income taxes ................................         39,234         32,897

Income taxes ..............................................        (15,301)       (13,817)
                                                              ------------   ------------
Net income ................................................   $     23,933   $     19,080
                                                              ============   ============

Earnings per common share .................................   $        .57   $        .44
                                                              ============   ============

Weighted average common shares outstanding ................         41,908         43,054
                                                              ============   ============

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                     (Unaudited)
                                                                 Nine Months Ended (1)
                                                              ---------------------------
                                                              November 29,   November 23,
                                                                  1997          1996
                                                              ------------   ------------
                                                                 (In thousands, except
                                                                   per share amounts)
Revenues:
      Services ............................................   $    648,185   $    585,057
      Sales of products ...................................         88,561         72,949
                                                              ------------   ------------
                                                                   736,746        658,006
Costs and expenses:
      Costs of services ...................................        450,739        404,529
      Costs of sales ......................................         52,781         44,741
                                                              ------------   ------------
                                                                   503,520        449,270
                                                              ------------   ----------
Gross profit ..............................................        233,226        208,736

Selling, general and administrative .......................        101,835         93,789
Research and development ..................................         23,764         23,750
                                                              ------------   ------------
Operating income ..........................................        107,627         91,197

Other income (expenses):
      Interest income .....................................          4,841          2,630
      Equity in earnings of unconsolidated affiliates......         13,590         10,746
      Other income (expense)...............................            (45)         3,912
      Interest expense ....................................        (21,951)       (14,031)
                                                              ------------   ------------
Income before income taxes ................................        104,062         94,454

Income taxes ..............................................        (40,584)       (39,670)
                                                              ------------   ------------
Net income ................................................   $     63,478   $     54,784
                                                              ============   ============

Earnings per common share .................................   $       1.51   $       1.27
                                                              ============   ============

Weighted average common shares outstanding ................         42,014         43,076
                                                              ============   ============


(1) 40 weeks in the nine month period ended November 29, 1997 and 39 weeks in the nine month period ended November 23, 1996

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES



                                        Common Stock            Additional
                                   ------------------------      Paid-in                      Retained     Treasury
                                     Shares        Amount        Capital         Other        Earnings       Stock          Total
                                   ----------    ----------     ----------     ----------    ----------   ----------     ----------
                                                                       (Dollars in thousands)
Balance at February 22, 1997....   43,845,651    $      438     $  169,705     $   (5,536)   $  228,741   $  (35,215)    $  358,133

Net income .....................          ---           ---            ---            ---        63,478          ---         63,478
Common stock issued under
    stock award plans ..........       46,351             1            960            ---           ---          ---            961
Purchase of 864,900 shares
    of common stock ............          ---           ---            ---            ---           ---      (27,583)       (27,583)
Foreign currency translation....          ---           ---            ---           (163)          ---          ---           (163)
                                   ----------    ----------     ----------     ----------    ----------   ----------     ----------
Balance at November 29, 1997....   43,892,002    $      439     $  170,665     $   (5,699)   $  292,219   $  (62,798)    $  394,826
                                   ==========    ==========     ==========     ==========    ==========   ==========     ==========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                          (Unaudited)
                                                                                     Nine Months Ended (1)
                                                                                  --------------------------
                                                                                  November 29,  November 23,
                                                                                      1997         1996
                                                                                  ------------  ------------
                                                                                    (Dollars in thousands)
OPERATING ACTIVITIES
Net income ....................................................................   $     63,478  $     54,784
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...........................................        153,940       125,234
      Equity in earnings of unconsolidated affiliates .........................        (13,590)      (10,746)
      Other ...................................................................         19,506          (214)
      Changes in operating assets and liabilities:
        Trade accounts receivable .............................................         (2,447)      (24,959)
        Inventories ...........................................................          6,430         4,658
        Other assets and liabilities ..........................................        (27,197)        9,423
                                                                                  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................        200,120       158,180

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts.........       (239,388)     (149,427)
Acquisitions (net of cash acquired)............................................        (20,964)          ---
Investments in and advances to affiliates .....................................         (5,322)      (11,782)
Cash received from affiliates .................................................          3,393        12,806
Other .........................................................................        (15,712)       (4,095)
                                                                                  ------------  ------------
NET CASH USED FOR INVESTING ACTIVITIES ........................................       (277,993)     (152,498)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ......................................        466,121         8,768
Net payments under short-term borrowing arrangements ..........................         (1,174)          ---
Principal payments on long-term debt ..........................................       (360,770)       (2,984)
Purchases of treasury stock ...................................................        (27,583)       (5,060)
Other .........................................................................         (1,436)           44
                                                                                  ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................         75,158           768

Effect of exchange rate changes on cash .......................................         (1,089)         (197)
                                                                                  ------------  ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............................         (3,804)        6,253

Cash and cash equivalents at beginning of period ..............................         11,985         8,519
                                                                                  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $      8,181  $     14,772
                                                                                  ============  ============

(1) 40 weeks in the nine month period ended November 29, 1997 and 39 weeks in the nine month period ended November 23, 1996

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended November 29, 1997 are not necessarily indicative of the results that may be expected for the full 1998 fiscal year ending February 28, 1998. The balance sheet at February 22, 1997 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1997 Annual Report on Form 10-K.

The Company operates on a 52 to 53 week fiscal year ending on the last Saturday in February. Fiscal 1998 is a 53 week year. The Company has included the extra week in its first quarter ended May 31, 1997. Accordingly, there are forty weeks in the nine month period ended November 29, 1997, versus thirty-nine weeks in the nine month period ended November 23, 1996.


NOTE B--INVENTORIES

                                              November 29,   February 22,
                                                  1997          1997
                                              -----------    -----------
                                                (Dollars in thousands)
Inventories consist of:
       Purchased components                   $    12,511    $    11,483
       Finished subassemblies                       1,085          1,993
       Work-in-process                             14,465         16,106
       Finished goods                               1,055          5,744
                                              -----------    -----------
                                              $    29,116    $    35,326
                                              ===========    ===========


NOTE C--LONG-TERM DEBT
                                              November 29,   February 22,
                                                  1997          1997
                                              -----------    -----------
                                                (Dollars in thousands)
Long-term debt consists of:
       Revolving credit facility              $   170,700    $   367,000
       7.75% Series A Senior Notes due 2004       150,000            ---
       7.87% Series B Senior Notes due 2007       150,000            ---
       Other                                       23,833         21,548
                                              -----------    -----------
                                                  494,533        388,548
       Less current maturities                      5,090          6,049
                                              -----------    -----------
                                              $   489,443    $   382,499
                                              ===========    ===========




The Company has an unsecured revolving credit facility of $400 million expiring in June 2002 (the "Credit Facility"). At November 29, 1997, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.96%. On May 29, 1997, the Company issued in a private placement, $150 million of 7.75% Series A Senior Notes due 2004 and $150 million of 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes"). Interest on each issue is payable semiannually in arrears. The proceeds from the sale of the Senior Notes were used to pay down the Credit Facility.


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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", that is required to be adopted by the Company in the fourth quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods presented. Under the new standard, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by weighted average common shares outstanding for the period without consideration for common stock equivalents. Diluted earnings per share is computed similarly to fully diluted earnings per share under the provisions of APB Opinion No. 15. Had the provisions of Statement No. 128 been used to calculate earnings per share for the first nine months of fiscal 1998 and 1997, earnings per share would not have differed materially from the reported amounts.

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

The Company also has taken steps to broaden its offerings of high volume transaction processing services outside of its core business of providing on-line lottery services. The Company's Transactive subsidiary ("Transactive") currently provides benefits delivery systems and services on behalf of government authorities. The Company's Dreamport subsidiary ("Dreamport") pursues gaming opportunities other than on-line lottery. In addition, the Company's WorldServ subsidiary provides network communications services to private sector clientele and the Company's VideoSite subsidiary ("VideoSite"), acquired in October 1997, provides multimedia broadcasting software.

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


Transactive

The Company is aggressively considering various alternatives aimed at maximizing the value of its investment in Transactive. Such alternatives include raising additional capital by selling a portion of the business to a strategic investor, selling the entire business, or revamping Transactive's cost structure to improve its operating results. Although the Company is presently uncertain which alternative will be selected, the Company could be required to recognize a charge to operations depending upon the alternative selected, to reflect an impairment in the value of its investment in Transactive. Such charge may be recorded as early as the fourth quarter of fiscal 1998.



Results of Operations

The Company operates on a 52 to 53 week fiscal year ending on the last Saturday in February. Fiscal 1998 is a 53 week year. The Company has included the extra week in its first quarter ended May 31, 1997. Accordingly, there are forty weeks in the nine month period ended November 29, 1997, versus thirty-nine weeks in the nine month period ended November 23, 1996.

Revenues for the third quarter of fiscal 1998 were $264.8 million, representing a $32.9 million, or 14.2%, increase over revenues of $231.9 million in the third quarter of fiscal 1997.

Service revenues in the fiscal 1998 third quarter were $213.1 million, representing a $14.8 million, or 7.5%, increase over the $198.3 million of service revenues in the third quarter of fiscal 1997. This increase resulted primarily from $12.5 million of service revenues from the new on-line lottery system that the Company implemented in Brazil. Brazil's National Lottery is run by Caixa Economica Federal ("Caixa"), Latin America's largest financial institution. After a number of years of growth, the Company is witnessing a downward trend in the sales generated by its U.S. lottery customers over the Company's last two fiscal quarters. The Company believes that this is a temporary condition and that the growth rate for its U.S. lottery customers sales will be in the two to four percent range in calendar 1998. However, there can be no assurance that this will be the case.

Product sales in the third quarter of fiscal 1998 were $51.7 million, representing an $18.1 million, or 53.6%, increase over the $33.6 million of product sales in the third quarter of fiscal 1997. This increase resulted primarily from higher terminal sales and higher central system sales in the third quarter of fiscal 1998 than in the third quarter of fiscal 1997. During the quarter, the Company completed the sale of a new on-line lottery system to the State of Massachusetts and a video lottery system to the State of Oregon. The Company sold approximately 7,200 lottery terminals in the third quarter of fiscal 1998 as compared to approximately 4,500 lottery terminals in the third quarter of fiscal 1997.

Gross margins on service revenues were 29.4% in the fiscal 1998 third quarter compared to 30.0% in the third quarter of fiscal 1997. This decrease was due primarily to losses on Transactive's Illinois EBT contract along with lower margins experienced on new lottery contracts in the early stages of operations. These decreases were partially offset by improved margins on certain existing lottery contracts.

Gross margins on product sales fluctuate due to the mix, volume and timing of product sales contracts. Gross margins on product sales were 37.5% in the third quarter of fiscal 1998 compared to 37.4% in the third quarter of fiscal 1997. This improvement was reflective of the change in product mix.

Selling, general and administrative expenses in the third quarter of fiscal 1998 were $33.0 million, representing a $.2 million, or .5%, decrease from the $33.2 million incurred in the third quarter of fiscal 1997. As a percentage of revenues, selling, general and administrative expenses were 12.5% and 14.3% during the third quarters of fiscal 1998 and 1997, respectively.

Research and development expenses in the third quarter of fiscal 1998 were $7.7 million, representing a $.9 million, or 10%, decrease from research and development expenses of $8.6 million in the third quarter of fiscal 1997. This decrease reflects higher capitalization of costs relating to the various projects underway in the fiscal 1998 third quarter. As a percentage of revenues, research and development expenses were 2.9% and 3.7% during the third quarters of fiscal 1998 and 1997, respectively.

Equity in earnings of unconsolidated affiliates in the third quarter of fiscal 1998 was $4.9 million, an increase of $.7 million over the $4.2 million earned during the third quarter of fiscal 1997. This increase was due primarily to higher equity income from Camelot along with higher equity income from Dreamport partnerships in Delaware and Oregon.

Other expense in the third quarter of fiscal 1998 was $.9 million representing foreign exchange losses resulting primarily from the marking to market of hedges utilized to protect certain fiscal 1998 European denominated anticipated profit. Other income of $1.4 million earned during the third quarter of fiscal 1997 represented the gain on the sale of a portion of the Company's investment in Pacific Online Systems Corporation ("Pacific").

Interest expense in the third quarter of fiscal 1998 was $7.4 million, an increase of $3.3 million over the $4.1 million incurred during the third quarter of fiscal 1997. This increase was due primarily to higher average debt outstanding to fund the on-line lottery system implementation underway for the Caixa along with higher average interest rates.

Revenues for the first nine months of fiscal 1998 were $736.7 million, representing a $78.7 million, or 12%, increase over revenues of $658.0 million in the first nine months of fiscal 1997.

Service revenues for the first nine months of fiscal 1998 were $648.2 million, representing an increase of $63.1 million, or 10.8%, over the $585.1 million of service revenues in the first nine months of fiscal 1997. This increase resulted primarily from $44.8 million of higher revenues from the Company's existing lottery customer base along with $23.2 million of service revenues from the Caixa, partially offset by the absence of service revenues from the Maryland contract. As mentioned previously, the Company is witnessing a downward trend in the sales generated by its U.S. lottery customers over the Company's last two fiscal quarters.

Product sales in the first nine months of fiscal 1998 were $88.5 million, representing an increase of $15.6 million, or 21.4%, over the $72.9 million of product sales in the first nine months of fiscal 1997. This increase resulted primarily from higher central system and terminal sales in the first nine months of fiscal 1998 than in the first nine months of fiscal 1997. These increases were partially offset by lower sales of component parts and equipment to Camelot and other members of the U.K. lottery consortium. The Company sold approximately 10,200 lottery terminals in the first nine months of fiscal 1998 as compared to approximately 7,500 lottery terminals in the first nine months of fiscal 1997.

Gross margins on service revenues were 30.5% in the first nine months of fiscal 1998 compared to 30.9% in the first nine months of fiscal 1997. This decline was due primarily to lower margins experienced on new lottery contracts in the early stages of operations along with losses on Transactive's Illinois EBT contract, partially offset by improved margins on certain existing lottery contracts.

Gross margins on product sales were 40.4% in the first nine months of fiscal 1998 compared to 38.7% in the first nine months of fiscal 1997. This improvement was reflective of the change in product mix.

Selling, general and administrative expenses in the first nine months of fiscal 1998 were $101.8 million, representing an $8.0 million, or 8.6%, increase over the $93.8 million incurred in the first nine months of fiscal 1997. These increases were primarily attributable to higher incentive compensation and sales and business development costs along with higher legal costs relating in large part to investigations and legal proceedings. As a percentage of revenues, selling, general and administrative expenses were 13.8% and 14.3% during the first nine months of fiscal 1998 and 1997, respectively.

Research and development expenses in the first nine months of fiscal 1998 were $23.8 million compared to $23.7 million in the first nine months of fiscal 1997. This increase reflects increased development activity for new hardware products and the design and related software for new games, partially offset by the higher capitalization of costs relating to the higher level of project activity in the first nine months of fiscal 1998. As a percentage of revenues, research and development expenses were 3.2% and 3.6% during the first nine months of fiscal 1998 and 1997, respectively.

Interest income in the first nine months of fiscal 1998 was $4.8 million, an increase of $2.2 million over interest income of $2.6 million earned during the first nine months of fiscal 1997. This increase reflects higher dollar denominated cash balances in Brazil to fund the on-line lottery system implementation underway for the Caixa along with interest earned on sales type lease receivables.

Equity in earnings of unconsolidated affiliates in the first nine months of fiscal 1998 was $13.6 million, an increase of $2.9 million over the $10.7 million earned during the first nine months of fiscal 1997. These increases were due primarily to higher equity income from Camelot along with higher equity income from Dreamport partnerships in Delaware and Oregon.

Other income of $3.9 million earned during the first nine months of fiscal 1997 primarily represented the gain on the sale of the Company's investment in Pacific.

Interest expense in the first nine months of fiscal 1998 was $21.9 million, an increase of $7.9 million over the $14.0 million incurred during the first nine months of fiscal 1997. This increase was due primarily to higher average debt outstanding to fund the on-line lottery system implementation underway for the Caixa along with higher average interest rates.

The Company's effective income tax rate decreased from 42% in the first nine months of fiscal 1997 to 39% in the first nine months of fiscal 1998 due principally to a reduction in nondeductible expenditures, increased recognition of tax credits and the full year effect of the restructuring of financing and operations in Brazil. The Company's effective income tax rate was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

As previously reported, the Texas Lottery Commission had indicated its intention to rebid the Texas Lottery contract currently held by GTECH and in August 1997 the Commission issued a Request for Proposals ("RFP") with respect to the contract. (See "Legal Proceedings" in Part II, Item 1). In December 1997, GTECH announced that it had declined to submit a proposal in response to the Commission's RFP in light of perceived flaws in the RFP and the related procurement process and the Company's belief that it is party to a valid contract with the Commission through August 2002. Previously, the Chairman of the Commission had declared that issuing the RFP is not and should not be deemed an exercise by the Texas Lottery of the termination provision of GTECH's contract, without cause, upon 30 days prior notice. The Texas Lottery Commission had further asserted that it has no obligation to deal with GTECH in good faith with respect to the termination of its contract with the Company, a position with which GTECH strongly disagrees. Pursuant to the amendment to GTECH's contract executed in April 1996, which extended the term of the contract through August 2002, the Company is making major capital investments of more than $20.0 million and has incurred additional related expenses. A substantial portion of the Company's existing investment in its Texas lottery contract ($35.7 million at November 29, 1997) would have to be written off, as early as the fourth quarter of fiscal 1998, should the Company lose the entire Texas lottery contract. The remaining investment, including capital investments made pursuant to the amendment to the contract, would have to be depreciated over the remaining term of the existing contract. The Company is pursuing all available options to ensure that its contract, negotiated in good faith with the Texas Lottery, is honored. In fiscal 1996 and 1997, and the first nine months of fiscal 1998, the aggregate revenues from the Company's lottery operations in the State of Texas represented 17.5%, 15.8% and 14.6%, respectively, of the Company's consolidated revenues, and a somewhat higher percentage of operating income, for such periods. No other customer accounted for as much as 10% of the Company's consolidated revenues in such periods, although the Company's lottery contracts in a number of jurisdictions, including Brazil, California, Georgia, New York and the United Kingdom, are important sources of revenues and earnings for the Company. Reference is also made to Items 1 and 3 of, and Note H of Notes to Consolidated Financial Statements included in, the Company's fiscal 1997 Annual Report on Form 10-K, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1 "Legal Proceedings" herein and of the Company's Quarterly Reports on Form 10-Q for its periods ending May 31, 1997 and August 30, 1997, for further information respecting legal proceedings and related matters involving the Company.

The Company is in the process of evaluating any possible consequences related to the "Year 2000" computer software issue. At present, the Company does not anticipate that the Year 2000 issue will pose significant operational problems for the Company's computer systems or that the Company will incur significant operating expenses or be required to invest heavily in computer systems to be Year 2000 compliant.

Changes in Financial Position, Liquidity and Capital Resources

During the first nine months of fiscal 1998, the Company generated $200.1 million of cash from operations. This cash, along with $104.2 million of net borrowings was used primarily to fund the purchase of $239.4 million of systems, equipment and other assets relating to contracts, the repurchase of $27.6 million of the Company' common stock and acquisition activity totaling $21.0 million.

The cost of systems, equipment and other assets relating to contracts increased by $204.1 million from $1,063.7 million at February 22, 1997 to $1,267.8 million at November 29, 1997. This increase reflects the installation of a substantial portion of the new lottery system for the Caixa, the installation of new lottery systems for lotteries in Wisconsin, Kansas, and Ohio, the continuing installation of a new lottery system for the Oregon lottery and the expansion of lottery systems in several domestic and international locations.

Inventories decreased by $6.2 million from $35.3 million at February 22, 1997 to $29.1 million at November 29, 1997, due primarily to the high level of product sales in the third quarter of fiscal 1998.

Other assets increased by $20.3 million from $81.5 million at February 22, 1997 to $101.8 million at November 29, 1997, due primarily to software acquired as part of the acquisition of VideoSite and the capitalization of costs relating to standard software product offerings.

Accounts payable decreased by $27.7 million from $53.9 million at February 22, 1997 to $26.2 million at November 29, 1997, due primarily to lower inventory and the current lower volume of ongoing lottery and benefits delivery system installations.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 1998 will be in a range of $275.0 million to $290.0 million. Approximately $120.0 million of this amount relates to the implementation of the on-line lottery system for the Caixa. At November 29, 1997, the net book value of the Company's investments in Brazil was approximately $180.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. On January 3, 1998 the Company had utilized approximately $155 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth.



Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations, particularly in emerging markets such as Brazil. The Company has historically used the U.S. dollar as the functional currency for its operations in Brazil due to the high levels of inflation in the Brazilian economy. The Company is currently in the process of evaluating the functional currency to be used for its Brazilian operations now that the inflation rate has declined significantly.

The Company uses various techniques to reduce the risk associated with future increases in interest rates, the most significant of which was the issuance of seven and ten year fixed rate debt on May 29, 1997, in a private placement.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. The Company does not engage in currency speculation. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge anticipated revenue streams and certain assets and liabilities are marked to market, and the resulting transaction gain or loss is included in the determination of net income. As of January 3, 1998, the Company had approximately $99.0 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily Japanese Yen) and approximately $145.8 million of outstanding foreign currency exchange and option contracts to sell foreign currencies (primarily Japanese Yen).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS


As previously reported, the Texas Lottery Commission indicated its intention to rebid the Texas Lottery contract currently held by GTECH and in August 1997 the Commission issued a Request for Proposals (the "RFP") with respect to the contract. The RFP invited vendors to submit proposals for any or all of three components: On-Line Gaming System and Services, Instant Ticket Gaming System and Services and Instant Ticket Manufacturing and Services. Under the terms of the RFP, the Commission may award contracts to one or several vendors, and may award a contract with respect to the On-Line Gaming System and Services to two separate vendors. The Commission also reserved the right to reject all bids. Subsequent to the issuance of the RFP, GTECH filed a protest with the Commission's General Counsel challenging the issuance and various terms of the RFP and the Executive Director of the Texas Lottery issued his determination with respect to GTECH's protest, denying the vast majority of the protest and amending certain discrete provisions of the RFP in response to GTECH's protest. GTECH thereupon appealed the Executive Director's determination to the Commission and, in September 1997, the Commission denied GTECH's appeal.

In November 1997, GTECH appealed the Commission's decision to the Travis County District Court by filing an Original Petition seeking judicial review to remedy alleged unauthorized and ultra vires acts of the Commission. At this time, GTECH also filed a Supplemental Protest with the Commission providing additional evidence in support of its claim that the RFP should be revoked due to alleged bias by the former Executive Director of the Lottery who had designed the RFP. The Commission denied the Supplemental Protest in late November 1997 and responded to the Original Petition by asserting that the Travis County District Court lacked jurisdiction to consider GTECH's claims. In December 1997, GTECH filed a First Amended Original Petition with the Travis County District Court appealing the denial of the Supplemental Protest. In December 1997, GTECH also announced that it had declined to submit a proposal in response to the Commission's RFP in light of the perceived flaws in the RFP and the related procurement process and the Company's position that it is party to a valid contract with the Commission through August 2002. Previously, the Chairman of the Commission had declared that issuing the RFP is not and should not be deemed an exercise by the Texas Lottery of the termination provision of GTECH's contract, without cause, upon 30 days prior notice. The Texas Lottery Commission had further asserted that it has no obligation to deal with GTECH in good faith with respect to the termination of its contract with the Company, a position with which GTECH strongly disagrees. Pursuant to the amendment to GTECH's contract executed in April 1996, which extended the term of the contract through August 2002, the Company is making major capital investments of more than $20 million and has incurred additional related expenses. (See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations). The Texas Lottery contract is GTECH's largest, accounting for approximately 16% of GTECH's total revenues in fiscal 1997, and approximately 15% of GTECH's total revenues for the first nine months of fiscal 1998, and a somewhat higher percentage of operating income for these periods. GTECH is pursuing all available options to ensure that its contract, negotiated in good faith with the Texas Lottery, is honored.

For further information respecting legal proceedings and related matters, refer to: (i) Items 1 and 3 of, and Note H of Notes to Consolidated Financial Statements included in, the Company's fiscal 1997 Annual Report on Form 10-K;
(ii) Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 1, Part II, "Legal Proceedings" of the Company's Quarterly Reports on Form 10-Q for the periods ending May 31, 1997 and August 30, 1997; and (iii) Part 1 Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," herein.


Item 2.       CHANGES IN SECURITIES

(c) During the quarter, 125 shares of the Company's unregistered common stock vested under stock award plans. Pursuant to the terms of these plans the shares were issued with no cash consideration to the Company. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2 (3) of the Securities Act of 1933 or, alternatively, the transaction was exempt pursuant to the private offering provisions of the Act and the rules thereunder.


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

                         GTECH HOLDINGS CORPORATION



Date                     By /s/ Thomas J. Sauser
                         Thomas J. Sauser, Senior Vice President & Chief Financial Officer (Principal Financial Officer)


Date                     By /s/ Robert J. Plourde
                         Robert J. Plourde, Vice President and Corporate Controller (Principal Accounting Officer)