Form 10-K405
period 1998-02-28
GTECH HOLDINGS CORP
filed 1998-05-29
CIK 857323

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 28, 1998
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of May 20, 1998 was $1,368,058,887.50 (Reference is made to Page 37 herein for a statement of the assumptions upon which this calculation is based.)

On May 8, 1998, there were outstanding 44,109,231 shares of the registrant's Common Stock.

Documents Incorporated By Reference: Certain portions of the registrant's 1998 definitive proxy statement relating to its scheduled July 1998 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

GTECH Corporation ("GTECH") is the world's leading operator of computerized on-line lottery systems and the wholly owned subsidiary of GTECH Holdings Corporation ("Holdings"; collectively with its direct and indirect subsidiaries, including GTECH, the "Company"). The Company currently operates, or supplies equipment to, on-line lottery systems for 29 of the 38 on-line lottery authorities in the United States and has supplied, currently operates or has entered into contracts to operate in the future on-line lottery systems for 50 of the 77 international on-line lottery authorities. The Company, seeking to develop growth opportunities outside of the on-line lottery industry, is actively involved in the pursuit of gaming and entertainment opportunities other than on-line lottery, such as destination gaming and video lottery. The Company also is considering expanding into other complimentary areas of business.

Since the establishment of the first on-line lottery in 1975, the on-line lottery industry has experienced substantial growth, as governments have increasingly relied on lotteries as a non-tax source of revenue. During calendar 1997, ticket sales in the on-line lottery industry were approximately $21.4 billion in the United States. After a number of years of growth, the Company has witnessed, over its last three fiscal quarters, a downward trend in the sales generated by its United States lottery customers. While the Company believes the on-line lottery industry will continue to grow (assuming, as anticipated, that additional international jurisdictions implement on-line lotteries and international and United States jurisdictions with existing on-line lotteries expand their lottery systems and introduce new lottery products and games), the Company believes that such growth, especially in the United States jurisdictions, will proceed during fiscal 1999 at a lower rate than has characterized the lottery industry at any time over the past two decades.

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

Historically, the majority of the Company's lottery customers in the United States have entered into long-term service contracts pursuant to which the Company provides, operates and maintains the customers' on-line lottery systems in return for a percentage of the gross lottery revenues. Many of the Company's international lottery customers have purchased their on-line lottery systems, although some, especially lottery authorities in Eastern Europe and Latin America, have entered into long-term service contracts with the Company. Although product sales increased in fiscal year 1998 over fiscal 1997 levels, in recent years there has been an industry movement away from product sales in favor of long-term service contracts. In fiscal 1993, approximately 70% of the Company's lottery revenues were derived from its portfolio of long-term on-line lottery service contracts with substantially all of the remainder being derived from lottery product sales. In fiscal 1998, approximately 88% of the Company's lottery revenues were derived from on-line lottery service contracts. The Company believes that revenues attributable to product purchases by lotteries during fiscal 1999 are likely to be substantially below fiscal 1998 levels.

In recent years, lottery authorities have recognized that by offering new games or products, lotteries often are able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal on-line products and services introduced in recent years consist of keno, instant ticket support systems and services and BingoVision(TM). Keno, an on-line lottery game which features drawings as often as every five minutes, was first introduced by the Company and the Lotteries Commission of South Australia in 1990 and subsequently has been introduced successfully by the Company and lottery authorities in 18 additional jurisdictions on four continents. The Company currently provides instant ticket support services, products and systems in 25 domestic jurisdictions and 11 jurisdictions outside of the United States. BingoVision(TM), a televised bingo-based lottery game developed by the Company, is presently implemented by the Company in 5 jurisdictions. In fiscal 1997, the Company organized GameScape, Inc. ("GameScape") as a vehicle to develop, test, package, and introduce new games targeted to the marketing needs of its lottery customers. GameScape has several promising new games under development. See "Products and Services Introduced in Recent Years,"- below.

In recent years, the Company has broadened its product lines outside of its core business of providing on-line lottery services and products. In November 1994, the Company announced the formation of its Gaming Group, later incorporated as Dreamport, Inc. ("Dreamport"), to pursue gaming opportunities other than on-line lottery, including video lottery and destination gaming. Dreamport, in association with Full House Resorts, Inc., subsequently helped to finance and develop casinos on Native American lands in Coos Bay, Oregon, and at the State Fairgrounds, Kent County, Delaware. During fiscal 1998, Dreamport, in conjunction with IGT, a wholly-owned subsidiary of International Game Technology, successfully implemented video lottery systems for lottery authorities in Parana and Minas Gerais, Brazil. During fiscal 1998, the Company acquired VideoSite, Inc., a leading provider of multimedia broadcasting software, and announced that DataTrans, a joint venture in which the Company is a partner, will provide data communications services in Poland.

Since August 1993, the Company, principally through its wholly-owned subsidiary, Transactive Corporation ("Transactive"), has been in the business of providing electronic benefits delivery ("EBT") systems and services on behalf of government authorities. During fiscal 1998, the Company announced that it had entered into an agreement to sell to Citicorp Services, Inc., a subsidiary of Citicorp ("Citicorp Services"), certain of its EBT contracts, subject to receiving necessary customer consents and regulatory approvals, and that it had decided not to pursue future opportunities that may arise in the electronic benefits delivery industry. The Company believes that changes in welfare regulations has hampered its ability to compete profitably in this industry and that its electronic benefits and delivery business has proven to be a disproportionate distraction from the Company's business. See "Significant Developments Since the Start of Fiscal 1998," below.

GTECH was founded in 1980. Holdings acquired GTECH in a leveraged buy-out, in which members of then-senior management of GTECH participated, that was completed in February 1990.

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

                             GOVERNMENTAL REGULATION

In the United States, lotteries are not permitted in a particular jurisdiction unless expressly authorized by law in such jurisdiction. Once authorized, the ongoing operation of a lottery is highly regulated. Lottery authorities, which generally conduct an intensive investigation of the Company and its employees prior to and after the award of a lottery contract, may require the removal of any Company employees deemed to be unsuitable and are generally empowered to disqualify the Company from receiving a lottery contract or operating a lottery system as a result of any such investigation. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of the Company's securities. The failure of such beneficial owners to submit to such background checks and provide such disclosure could jeopardize the award of a lottery contract to the Company or provide grounds for termination of an existing lottery contract.

The international jurisdictions in which the Company markets its lottery systems also usually have legislation and regulations governing lottery operations. The regulation of lotteries in these international jurisdictions typically varies from the regulation of lotteries in the United States. In addition, restrictions are often imposed on foreign corporations seeking to do business in such jurisdictions. As a result, the Company has found it desirable in a number of instances to ally itself as a subcontractor or joint venture partner with one or more local companies in seeking international lottery contracts.

         MAINTENANCE OF BUSINESS RELATIONSHIPS AND CERTAIN LEGAL MATTERS

A significant portion of the Company's revenues and cash flow is derived from its portfolio of long-term on-line lottery service contracts. The Company's on-line lottery service contracts typically have an initial term of five years and usually provide the customer with options to extend the contract under the same terms and conditions for additional periods generally ranging from one to five years. The Company's customers have generally exercised some or all of the extension options under their contracts or negotiated extensions on different terms and conditions. Upon the expiration of a contract, lottery authorities may award new contracts through a competitive procurement process. There can be no assurance that, in the future, the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes. The Company's lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and other specified reasons, and many of such contracts permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which the Company would be entitled were such termination to occur. The termination of or failure to renew one or more lottery contracts could, depending upon the circumstances, have a material adverse effect on the Company's business and prospects.

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

As previously publicly reported, in October 1994, the U.S. Attorney's Office for the District of New Jersey indicted J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and two other individuals who served as consultants to the Company. The indictment alleged essentially that, unbeknownst to the Company, Mr. Smith had received kickbacks from the consultants for his own benefit. The indictment did not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's New Jersey lottery operations. The trial of Mr. Smith and the two consultants commenced in September 1996 in the U.S. District Court for New Jersey, and on October 4, 1996, Mr. Smith and one of the two consultants were found guilty of all charges. The other consultant was found not guilty. The New Jersey U.S. Attorney immediately announced in a press release that a grand jury investigation in that jurisdiction was continuing but did not specify the scope of such investigation. In October 1996, Mr. Smith moved for a new trial. In the midst of these events, the New Jersey Lottery Commission awarded the Company a contract to continue operating the State lottery.

In December 1996, the New Jersey U.S. Attorney's Office issued a new subpoena to the Company, and the Company produced documents in response to this subpoena. In January 1997, the New Jersey U.S. Attorney's Office publicly disseminated on the Internet and to the media a sentencing memorandum containing derogatory information regarding Mr. Smith, several consultants to the Company, and the Company itself. The Company and several other persons mentioned in the sentencing memorandum filed a motion for contempt against the U.S. Attorney's Office, alleging that the public dissemination of the sentencing memorandum, which included secret grand jury information, was improper. In February 1997, the New Jersey U.S. Attorney's Office issued another subpoena to the Company (to which the Company is objecting). The Company is advised that the New Jersey U.S. Attorney's Office subsequently issued subpoenas to a third party seeking financial records of a number of persons presently or formerly employed by or otherwise associated with the Company, including certain former officers and consultants. On February 4, 1998, the United States District Court for the District of New Jersey issued its decision regarding the sentencing memorandum, concluding that it was improperly publicly disseminated, and, among other things, ordered the U.S. Attorney's Office to issue a written letter of apology to the Company. The U.S. Attorney's Office filed a notice of appeal from that order with the Third Circuit Court of Appeals, and the Company filed a conditional notice of appeal in response thereto.

Mr. Smith still has not been sentenced on his October 1996 conviction. On May 5, 1998, the New Jersey Federal Court heard oral argument on Mr. Smith's motion for a new trial. The Court may hear further argument before issuing a decision, which is anticipated shortly.

In 1995, the Texas U.S. Attorney's Office also issued subpoenas to the Company, and the Company has cooperated with this investigation.

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

As widely reported in the Texas media and previously reported by the Company, during fiscal 1997 the Texas Lottery Commission inquired of the Company regarding its business practices relating to the Texas Lottery (as described in particularity in Item 1 - "Maintenance of Business Relationships and Certain Legal Matters" of the Company's fiscal 1997 Annual Report on Form 10-K), and the Company has cooperated with those inquiries. In addition, the Texas State Auditor has issued to the Company a Request for Information. The Company complied with that request, and the Texas State Auditor publicly issued its Audit Report on September 1, 1997. The Texas State Auditor found that the Texas Lottery failed to exercise strict control and close supervision over its contractors, and that the Company did not live up to its obligations under the contract and its own ethical policies. The Company submitted a response to the Audit Report disputing many of the Texas State Auditor's conclusions. In January 1998, the Texas State Auditor notified the Company that it was deferring further audit work relating to the Company's lottery operator contract in Texas.

In August 1997 the Texas Lottery Commission issued a Request for Proposals (the "RFP") with respect to GTECH's lottery operator contract. GTECH filed two administrative protests challenging the RFP, which were denied by the Executive Director and the Texas Lottery Commission. GTECH appealed the denial of the protests to the Travis County District Court. The Commission responded to the appeal by asserting that the Court lacked jurisdiction to consider those claims. In December 1997, GTECH also announced that it had declined to submit a proposal in response to the Commission's RFP in light of the perceived flaws in the RFP and the related procurement process and GTECH's position that it is party to a valid contract with the Commission through August 2002.

In January 1998, GTECH filed a motion for partial summary judgment with the Travis County District Court asking the Court to declare that the terms of the RFP violated Texas law and to invalidate the RFP. On February 6, 1998, the Court heard argument on the Commission's claim that the Court lacked jurisdiction to hear the case and on GTECH's claim that the RFP was unlawful. On February 19, 1998, before the Court rendered a decision on these matters, the Executive Director of the Texas Lottery canceled the RFP without awarding a new contract, thus, in effect, leaving the Company's contract in place. On February 25, 1998, the Court granted the Commission's unopposed motion to voluntarily dismiss the case without prejudice.

In April 1997, Nora Linares, the former Executive Director of the Texas Lottery Commission, filed suit against GTECH and James Hosker, the Company's Texas Site Director (captioned Nora Alicia Linares v. GTECH Corporation and James Hosker, et al.), in the District Court of Travis County, Texas (261st Judicial District). Ms. Linares, who had been terminated as Executive Director of the Texas Lottery Commission in January 1997, alleges that GTECH, in violation of Texas State Law and its lottery contract with the State of Texas, engaged in questionable business practices, tortiously interfered with her employment relationship with her former employer by, among other things, hiring Michael Moeller, with whom she had a personal relationship, as a consultant, and intentionally inflicted emotional distress upon her. Ms. Linares seeks both a declaratory judgment setting forth the rights, duties and responsibilities which GTECH owes to public officials such as Ms. Linares, as well as actual and exemplary damages from GTECH. Discovery has commenced. GTECH believes that this lawsuit is without merit and is defending itself (and Mr. Hosker) vigorously.

In December 1995, Richard Branson filed suit in the United Kingdom's High Court of Justice (Queen's Bench Division) against GTECH U.K. Corporation, a subsidiary of the Company, and Robert Rendine, its press spokesman (captioned Richard Branson v. GTECH U.K. Corporation and Robert Rendine), and in January 1996, Mr. Branson filed suit in this same court against the Company's then Chairman, Guy
B. Snowden (captioned Richard Branson v. Guy Snowden), alleging in both cases that the defendants had libeled Mr. Branson by denying Mr. Branson's allegation that Mr. Snowden had offered Mr. Branson a bribe not to bid on the U.K. lottery contract in 1993. Mr. Snowden filed a countersuit in January 1996 in the U.K. against Mr. Branson alleging that Mr. Branson's allegations libeled Mr. Snowden. The trial on these matters commenced in January 1998, and concluded on February 2, 1998 with the jury's finding that Mr. Snowden had attempted to bribe Mr. Branson not to bid on the U.K. lottery contract in 1993. The jury awarded damages to Mr. Branson against Mr. Snowden and GTECH UK Corporation in the amount of pounds sterling 100,000 and costs. Mr. Branson's claim against Mr. Rendine was dismissed. Mr. Snowden has filed a notice of appeal with respect to the judgment entered against him.

Following the judgment against Mr. Snowden and GTECH U.K. Corporation, and as widely reported in the media, the Office of the National Lottery of the United Kingdom ("OFLOT"), commenced an inquiry of the Company to determine whether it was "fit and proper" to continue its involvement in the National Lottery under the National Lottery Act, and the Company has cooperated with that inquiry. The Company submitted written representations and evidence to the Director General of OFLOT. In addition, the Board of Directors of the Company made oral submissions to the Director General. On April 9, 1998, the Director General announced his findings that the Company was fit and proper to continue as supplier of goods and services to Camelot, the holder of the National Lottery license, and the National Lottery. See "Significant Developments Since the Start of Fiscal 1998," below and Item 7 "Management's Discussion and Analysis -- Subsequent Event" and Notes E, K and R to Consolidated Financial Statements herein.

                   FLUCTUATION OF QUARTERLY OPERATING RESULTS

The Company has experienced and may continue to experience significant fluctuations in operating results from quarter to quarter due to such factors as the amount and timing of product sales, the occurrence of large jackpots in lotteries (which increase the amount wagered and the Company's revenue) and expenses incurred in connection with lottery start-ups and other new ventures.

                       LIQUIDATED DAMAGES UNDER CONTRACTS

The Company's lottery contracts typically permit termination of the contract at any time for failure of the Company to perform and for other specified reasons and generally contain demanding implementation schedules and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of the Company's lottery contracts permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which the Company would be entitled should such termination occur. Certain of the Company's United States lottery contracts have contained provisions for up to $700,000 a day in liquidated damages for late system start-up and provide for up to $10,000 or more in penalties per minute for system downtime in excess of a stipulated grace period, and certain of the Company's international customers (most notably the United Kingdom's National Lottery) similarly reserve the right to assess substantial monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in the Company's lottery contracts present an ongoing potential for substantial expense. Liquidated damages are generally deducted directly from revenues the Company has otherwise earned from the lottery authorities and are budgeted by the Company on an annual basis. Lottery contracts generally require the vendor (i.e., the Company) to post a performance bond, which in some cases may be substantial, securing the vendor's performance under such contracts.

Liquidated damages paid or incurred by the Company with respect to its contracts equaled 0.53%, 0.50%, 0.23%, 0.25% and .21% of annual revenues in each of the five fiscal years ending February 1994 through 1998, respectively.

                               IMPACT OF YEAR 2000

Many computer programs, including those used by the Company and its suppliers and customers, use only two digits to identify a year and were not designed to handle years beginning after 1999. These programs, some of which are critical to the Company's operations, could fail to properly process data that contain dates after 1999 unless they are modified or replaced, potentially exposing the Company to the incurrence of significant expense to correct such failures as well as, in certain circumstances, the possibility of significant liquidated and other damages. The Company has undertaken a worldwide effort to test its various computer software programs (both those used internally and those provided to customers) in order to complete the necessary modifications by August 1999 and has initiated formal communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to any such third party's failure to upgrade its own software. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

SIGNIFICANT DEVELOPMENTS SINCE THE START OF FISCAL 1998

           LOTTERY CONTRACT AWARDS AND OTHER SIGNIFICANT DEVELOPMENTS

Since the start of fiscal 1998 (which ended on February 28, 1998), the Company has received a number of service contract awards and extensions from lottery authorities.

NEW-ON-LINE CUSTOMERS. During fiscal 1998, the Company received awards from two new on-line customers. In February 1998, the Company signed a product sales and services agreement with Spor Toto Teskilat Mudurlugu (Sports Toto Organization Directorate), the Company's second lottery customer in Turkey. The Turkish sports betting organization will share an existing lottery system provided by the Company to Milli Piyango, the Turkish National Lottery. Under the terms of the four-year agreement, which includes an option for Spor Toto to license additional gaming software, the Company will modify, operate and maintain sports betting games on the on-line system. Spor Toto represents the Company's 50th lottery customer outside the United States and its 79th lottery customer worldwide. In May 1997, the Company announced that it had entered into an agreement with Loteria Nacional de Beneficencia y Salubridad, the Bolivian National Lottery, to operate the country's first on-line lottery system. The Bolivian National Lottery and the Turkish sports betting organization commenced on-line sales in October 1997 and March 1998, respectively.

OTHER NEW ON-LINE CONTRACTS AND EXTENSIONS. Since the start of fiscal 1998, the Company was awarded new on-line service contracts by, or received contract extensions from, a number of its existing customers.

In April 1997, the Company signed a new five-year facilities management contract with the Kentucky Lottery Corporation to provide an on-line lottery system and services. The Company had been invited to negotiate this new contract after the Kentucky lottery authority had accepted the withdrawal by a competitor of the Company of its proposal. In July 1997, the Company signed a new seven-year facilities management contract to provide on-line equipment and services for the Louisiana Lottery Corporation. In October 1997, the Company, through a joint venture formed with Luditec, S.A., entered into a new six-year facilities management agreement to provide on-line lottery services and technology to Loto Catalunya, the lottery of the Catalonia autonomous region in Spain. In January 1998, the Company signed a new facilities management contract with the Michigan Bureau of State Lottery to provide on-line goods and services and a new lottery back office system. The basic term of this Michigan contract ends in January 2006. On-line lottery sales commenced, or are scheduled to commence, under the Kentucky, Louisiana, Catalonia and Michigan contracts in June 1998, January 1998, June 1998 and June 1998, respectively.

In addition to entering into the new facilities management contracts described above, the Company also entered into several significant product sale agreements with existing customers during fiscal 1998. In May 1997, the Company, following a competitive procurement, entered into a new product sales agreement with the New Zealand Lotteries Commission to replace the lottery authority's existing equipment with new central system hardware and the Company's PRO:SYS(TM) software. This contract also includes a five-year service agreement under which the Company will provide system and terminal maintenance. The New Zealand lottery authority commenced on-line sales under this new system in March 1998. In October 1997, the Company announced that Dansk Tipstjeneste A/S, its lottery customer in Denmark, purchased 3,500 terminal printers from the Company. In February 1998, the Company completed installation of its PRO:SYS(TM) system in Singapore Pools (Private) Limited under a product sales agreement entered into during fiscal 1998. On-line lottery sales commenced over this new PRO:SYS(TM) system in May 1998.

In addition, the lottery authorities of Arizona, Chile, Colorado, Georgia, Indiana, Ohio and New York extended the terms of their on-line contracts with the Company.

DEVELOPMENTS RESPECTING TEXAS AND THE UNITED KINGDOM. Since the start of fiscal 1998, the Company reported material developments impacting its lottery business in Texas and the United Kingdom. In February 1998, the Company announced that the Texas Lottery had terminated the procurement process that it had initiated in August 1997 for the provision of products and services currently provided in part by the Company. The Company had declined to respond to the request for proposal issued by the Texas Lottery and had filed suit challenging the procurement process. See "Maintenance of Business Relationships and Certain Legal Matters," above. On April 9, 1998 (after the close of fiscal 1998), the Director General of the Office of National Lottery of the United Kingdom, which had commenced an inquiry of the Company in the wake of the verdicts in the civil libel actions involving British businessman Richard Branson, former Company Chairman Guy B. Snowden and the Company's United Kingdom subsidiary, announced his findings that the Company is "fit and proper" to continue as a supplier to Camelot, the operator of the National Lottery. On April 1, 1998, the Company announced that it would sell to Camelot its 22.5% equity interest in Camelot. The sale of the Company's equity interest in Camelot does not affect the Company's position as the principal provider of goods and services to Camelot. See "Maintenance of Business Relationships and Certain Legal Matters" above and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

                        DREAMPORT AND NON-LOTTERY GAMING

Since the start of fiscal 1998, the Company has made several announcements respecting its non-lottery gaming and entertainment business. In August 1997, Dreamport, the Company's non-lottery gaming and entertainment subsidiary, announced in conjunction with IGT, a wholly-owned subsidiary of International Game Technology, that it would provide comprehensive video lottery services and systems to two existing customers of GTECH Brasil Holdings, S.A. (formerly, RACIMEC Informatica Brasileira S.A.), GTECH's Brazilian subsidiary ("GBH"), in the Brazilian states of Parana and Minas Gerais. Under the arrangements, the lottery authorities in Parana and Minas Gerais are supplied video lottery terminals manufactured by IGT for installation in gaming halls in the respective jurisdictions, which video lottery terminals are monitored on a real-time basis by Dreamport's video PRO:SYS(TM) central control system. To date, Dreamport, through GBH, which acts as the prime contractor to the respective lottery organizations, has completed the successful implementation of the video lottery systems in 3 gaming halls in Parana and 2 gaming halls in Minas Gerais. In addition, during fiscal 1998, Dreamport received an extension of its license as a video lottery terminal provider in Rhode Island through November, 1999. The Rhode Island lottery authority agreed, in addition to granting the extension, to increase the number of Dreamport-supplied video lottery terminals by 34% in recognition of the Company's outstanding performance.

In September 1997, the Company announced that the New Jersey Casino Central Commission had granted the Company a casino service industry license. Under the terms of the license, which runs through August 1999, the Company is permitted to offer goods and services to licensed casino and gaming entities in New Jersey.

                           OTHER PRODUCTS AND SERVICES

Since the start of fiscal 1998, the Company announced several developments respecting other products and services. In October 1997, the Company acquired VideoSite, Inc., a leading provider of multimedia broadcasting software, with a view towards complementing the Company's video-based gaming software products. In addition, during fiscal 1998 the Company announced that DataTrans, a joint venture in which the Company is a partner, will provide data communications services in Poland. See "General," above.

In February 1998, the Company announced that it had entered into an asset purchase agreement with Citicorp Services to sell EBT contracts and certain related assets currently held by Transactive. Under the agreement, Citicorp Services is to purchase EBT contracts and significant related assets pertaining to four jurisdictions: Illinois; Indiana; Sacramento County, California; and Texas. The transaction is subject to receiving the consents of the applicable state contract parties and to obtaining regulatory approvals, including from the U.S. Department of Justice which is reviewing and may challenge the proposed transaction. The Company expects to receive a decision from the Department of Justice in June 1998. Under a post-closing transition plan, expected to be completed by December 1998, Citicorp Services is to assume sole management of the EBT systems previously operated by Transactive for the four jurisdictions. After December 1998, Transactive is to continue to provide services to Citicorp Services as a subcontractor for a period of time. The sale does not include the contracts or assets in connection with Transactive's provision of benefit identification cards to the State of New York, electronic payment file transfer services to the City of New York, or hunting, fishing and recreational licenses to the State of Texas. See "General" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             MANAGEMENT DEVELOPMENTS

During fiscal 1998, the Company reported several significant managerial developments. In May 1997, the Company's Board of Directors elected William Y. O'Connor as Chief Executive Officer effective July 14, 1997, the date of the 1997 GTECH Annual Meeting. Mr. O'Connor joined the Company as President and Chief Operating Officer in October 1994 under an employment agreement which contemplated that he would become Chief Executive Officer. In September 1997, the Company strengthened its management team with the appointment of Steven P. Nowick as Senior Vice President responsible for leading the Company's on-going corporate development activities. After the close of fiscal 1998, the Company's Board of Directors appointed Mr. Nowick Chief Operating Officer of the Company.

In February 1998, Guy B. Snowden resigned as a director and Chairman of the Board of Directors. Mr. Snowden's term of employment under his employment agreement with the Company was set to expire at the end of February 1998, with his Board term to expire in July 1998. Mr. Snowden advanced his scheduled retirement in order to avoid any adverse impact on the Company's business resulting from the civil decision returned against him in early February 1998 in the cross-libel civil actions involving Richard Branson. See "Maintenance of Business Relationships and Certain Legal Matters." Effective upon the resignation of Mr. Snowden, the Board of Directors elected William Y.
O'Connor to the position of Chairman.

Also in February 1998, the Company announced that Victor Markowicz, who had been withdrawing from day-to-day operations since 1996 as part of the Company's transition plan and corporate strategy, had stepped down as Vice Chairman and as a director of the Company effective March 1, 1998. Mr. Markowicz's term of employment under his employment agreement with the Company expired at the end of February 1998.


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

From 1971 through 1997, total annual lottery ticket sales in the United States grew from approximately $147.5 million to approximately $33.8 billion, although the Company has witnessed, over the last three quarters, a downward trend in sales generated by its United States lottery customers. See "General," above. Historically, most of the growth in ticket sales has occurred in the on-line portion of the lottery business which accounted for approximately 60% of total lottery ticket sales in 1997.

There are currently 38 jurisdictions operating on-line lotteries in the United States. Implementation of lotteries in other jurisdictions, will depend upon successful completion of legislative, regulatory and administrative processes.

Outside the United States, government operated or licensed lotteries, many of which are off-line, have a long history. The international on-line lottery industry has experienced significant growth. Since 1977, when there were no on-line lotteries operating outside of the United States, 77 international jurisdictions have implemented on-line lottery systems. A number of other international jurisdictions, principally in Europe, Asia and Latin America, are currently considering the implementation of on-line lotteries.

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

The collection of lottery monies, the selection of winners, the financial responsibility for the payment of prizes and the qualification of retail sales agents are usually the sole responsibility of the lottery authority in each jurisdiction in which the Company operates a lottery. The United Kingdom's National Lottery provides an important exception to the general rule. Camelot, a consortium of companies of which the Company was a member, is licensed by the United Kingdom government to operate all aspects of the National Lottery with the exception of proceeds allocation.

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

The table below sets forth the lottery authorities with which the Company had Facilities Management Contracts as of April 15, 1998. Unless otherwise indicated, the Company is the sole supplier of central computers and terminals and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of March 31, 1998, the approximate number of terminals installed in each jurisdiction.

                         FACILITIES MANAGEMENT CONTRACTS

                                                                                                   CURRENT
                    APPROXIMATE NO. OF LOTTERY   DATE OF COMMENCEMENT OF   DATE OF EXPIRATION OF   EXTENSION
JURISDICTION          TERMINALS INSTALLED(1)        CURRENT CONTRACT       CURRENT CONTRACT TERM   OPTIONS*
------------          ----------------------        ----------------       ---------------------   --------
UNITED STATES:
Arizona                       2,420                       2/98                    12/98            1 one-year
California(2)                 7,306                      10/93                    10/03            --
Colorado                      2,405                       3/95                    10/04            --
D.C.(3)                         612                       5/95                    11/99            --
Georgia(4)                    5,935                       4/93                     9/03            --
Illinois                      6,554                       2/89                    10/99            1 one-year
Indiana                       3,830                       3/90                     6/99            --
Iowa                          1,500                       4/91                     6/01            1 two-year
Kansas                        1,784                       7/97                     6/02            1 three-year
                                                                                                   1 two-year
Kentucky                      2,760                       4/97                     6/03            5 one-year
Louisiana                     2,680                       6/97                     6/05            5 one- year
Maine(5)                      1,022                       7/90                     6/00            --
Michigan                      6,427                       1/98                     1/06            3 one-year
Missouri                      2,535                       7/96                     7/01            1 two-year
Nebraska                        793                       4/94                     6/00            1 four-year
New Hampshire(5)                951                       7/90                     6/00            --
New Jersey                    5,500                       6/96                     6/01            5 years
New Mexico                    1,150                       6/96                    11/03            5 one-year
New York                     12,500                       2/93                     2/00            2 one-year
Ohio                          6,170                      10/93                     6/99            1 two-year
Oregon                        2,770                      12/96                    10/04            3 one-year
Rhode Island                    900                       1/97                     7/02            5 one-year
Texas                        14,472                       3/92                     8/02(6)         --
Vermont(5)                      467                       7/90                     6/00            --

                                                                                                   CURRENT
                    APPROXIMATE NO. OF LOTTERY   DATE OF COMMENCEMENT OF   DATE OF EXPIRATION OF   EXTENSION
JURISDICTION          TERMINALS INSTALLED(1)        CURRENT CONTRACT       CURRENT CONTRACT TERM   OPTIONS*
------------          ----------------------        ----------------       ---------------------   --------
Washington State             2,250                       9/95                      6/01            3 years
West Virginia                1,335                       2/92                      6/00            2 one-year
Wisconsin                    3,121                       6/97                      6/02            2 one-year
                           -------
    SUBTOTAL               100,149


INTERNATIONAL:
Barbados
-T.L. Lotteries               187                       10/94                      1/00            2 one-year
Bolivia                         0                        5/97                      5/02            1 five-year
-National Lottery
Brazil(7)
-National
   Lottery(7)               6,000                        1/97                      9/01            (7)
-Minas Gerais                 500                       10/94                     10/00            (7)
-Parana                     1,276                        8/94                      8/98            (7)
-Santa Caterina             1,500                        5/95                      5/00            (7)
-FGFS Sports Club              18                       11/94                     11/99            (7)
Chile
-Polla Chilena de           1,750                       12/93                      8/99            --
Beneficencia S.A.
Czech Republic(8)
-SAZKA                      2,260                       10/92                       (8)            (8)
Estonia
-Ras Eesti Loto(9)            450                        1/94                      1/06            (9)
Ireland (10)
-An Post Nat'l              2,005                        3/93                      3/00            (10)
Lottery Company
Lithuania(11)
-OLIFEJA                      510                       12/94                     12/09            (11)
Poland(12)
-Totalizator                3,168                        3/91                      3/99            (12)
Sportowy
Puerto Rico
-Loteria                    1,800                        4/90                     11/98            --
Electronica de
Puerto Rico
Slovakia
-TIPOS, a.s.(13)              930                        3/96                       (13)           --

                                                                                                   CURRENT
                    APPROXIMATE NO. OF LOTTERY   DATE OF COMMENCEMENT OF   DATE OF EXPIRATION OF   EXTENSION
JURISDICTION          TERMINALS INSTALLED(1)        CURRENT CONTRACT       CURRENT CONTRACT TERM   OPTIONS*
------------          ----------------------        ----------------       ---------------------   --------
Spain
-L'Entitat Autonoma          1,495                      10/97                     10/03            1 six-month
de Jocs I Apostes de
la Generalitat de
Catalunya
Trinidad & Tobago
-National Lotteries            550                      12/93                      7/99            5 one-year
Control Board
United Kingdom
-The National               26,087                       7/94                      9/01            --
Lottery (14)
Venezuela (10) (15)
-Loteria de Caracas            450                       4/93                      4/03            1 five-year
-Loteria de Oriente                                      6/89                      6/99            (10)
-Loteria de Zulia                                       12/90                     12/00            (10)
                           -------
SUBTOTAL                    50,936

TOTAL TERMINALS
INSTALLED                  151,085

----------
* Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1)      Total does not include instant ticket validation terminals.

(2) In addition, the Company is a subcontractor to High Integrity Systems, Inc. ("HISI"), which has a contract with the California lottery authority to install and maintain 6,000 terminals using HISI's proprietary dial-up technology for on-line and instant ticket sales and validation.

(3) Operated by Lottery Technology Enterprises, a joint venture in which the Company has a 40% interest.

(4) The Company and the Georgia lottery authority are in the process of memorializing their previously announced agreement to extend the current contract term to September 2003.

(5) The Maine, New Hampshire and Vermont lottery authorities share a central computer system.

(6) See also "Significant Developments Since the Start of Fiscal 1998 -- Lottery Contracts and Awards," above.

(7) Operated by GTECH Brasil Holdings, S.A. (formerly RACIMEC Informatica Basileira, S.A.), a Brazilian company in which the Company owns all voting stock. Each of the Brazilian agreements may be extended, at the option of the respective lottery authority, for one or more extension terms not to exceed, in aggregate, the duration of the base term.

(8) The contract with the Czech Republic lottery authority runs until seven years after the installation of the 2,500th terminal or three years after the installation of any terminals after the 3,000th terminal, whichever is later.

(9) The Company's contract with Ras Eesti Loto provides for an automatic three-year extension, in certain circumstances, and an indefinite number of one-year extension options.

(10) The contracts with the lottery authorities of Ireland and Venezuela (Loteria de Oriente and Loteria de Zulia) may either be extended for any period mutually acceptable to the Company and the respective lottery authority or continue indefinitely until termination by the respective lottery authority.

(11) The Company's contract with the Lithuanian lottery authority automatically extends from year-to-year unless either party gives timely notice of non-renewal.

(12) The term of the Company's contract with the Polish lottery authority automatically renews for an indefinite number of one-year extension periods thereafter unless either party gives timely notice of non-renewal.

(13) The Company's contract with TIPOS expires seven years after the installation of the 1,000th terminal on the system.

(14) Operated by Camelot Group plc, a consortium of which the Company was, until April 1998, a member, on a facilities management basis. The Company will continue to sell equipment to Camelot Group plc for use by The National Lottery. See also "Significant Developments Since the Start of Fiscal 1998 --Lottery Contracts and Awards," above.

(15) The Venezuela lottery authorities share the same central computer system.

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

The table below sets forth the lottery authorities with which the Company had Operating Contracts as of April 15, 1998. Unless otherwise indicated, the Company is the sole supplier of lottery equipment and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of March 31, 1998, the approximate number of terminals installed in each jurisdiction.

                               OPERATING CONTRACTS


                               APPROXIMATE NO. OF                               DATE OF EXPIRATION OF     CURRENT
                               LOTTERY TERMINALS     DATE OF COMMENCEMENT OF       CURRENT CONTRACT      EXTENSION
JURISDICTION                      INSTALLED(1)          CURRENT CONTRACT                TERM             OPTIONS*
------------                      ------------          ----------------                ----             --------
UNITED STATES:
Idaho                                  696                    3/90                      6/00             --
  SUBTOTAL                             696
                                   =======


INTERNATIONAL:
Argentina

-Loteria National Sociedad             780                   11/93                      4/01             1 two-year
del Estado

Denmark                              2,761                    9/95                      1/00             --

-Dansk Tipstjanst (2)

The Netherlands

-Stichting de Nationale              2,750                   12/91                     12/98             (4)

Sporttotalisator (3)

Turkey

-Turkish National Lottery            1,500                    2/96                     11/01             (5)
                                   -------
  SUBTOTAL                           7,791
                                   =======
TOTAL TERMINALS INSTALLED            8,487

         * Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1)      Total does not include instant ticket validation terminals.

(2) The Denmark lottery authority has exercised an option to assume responsibility for the operation and maintenance of the lottery system.

(3) The Company has entered into a Memorandum of Understanding with CGK Computer Gesellschaft Konstanz GmbH which has the contract with the Netherlands lottery authority. The Netherlands lottery authority operates the system and maintains all terminals. The Company performs all software maintenance, except terminal application maintenance. The Company also provides spare and repair parts.

(4) The contract may either be extended for any period mutually acceptable to the Company and the lottery authority or continues indefinitely until termination by the lottery authority.

(5) The term of the contract with the Turkish lottery authority shall automatically renew for successive one-year extension terms unless either party gives timely notice of non-renewal. In addition, the Turkish lottery authority has the option to assume responsibility for the provision of certain lottery services at any time after the second anniversary of system start-up.


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

Historically, product sales revenues have been derived from the installation of new on-line lottery systems and the sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions at times has resulted in variability in product sales revenues from quarter to quarter. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

            Austria              --Osterreichische Lotto Toto Gesmbh
            Belgium              --Loterie Nationale de Belgique
            Canada               --Atlantic Lottery Corporation
            Canada               --British Columbia Lottery Corporation
            Canada               --Ontario Lottery Corporation
            Canada               --Western Canada Lottery Corporation
            Canada               --Saskatchewan Gaming Commission
            Finland              --Oy Veikkaus AB
            Germany              --Sachsiche Lotto-GmbH
            Germany              --Lotterie Treuhandgesellschaft Mbh Thuringen
            Iceland              --Islensk Getspa
            Iceland              --Islenskar Getraunir
            Malaysia             --Pan Malaysian Pools
            Malaysia             --Lotteries Corporation (Sabah) Sdn. Bhd.
            Malaysia             --Sports Toto Malaysia Bhd.
            Massachusetts        --Massachusetts State Lottery Commission
            New Zealand          --New Zealand Lotteries Commission
            Philippines          --Philippines Charity Sweepstake Office
            Singapore            --Singapore Pools (Pte) Ltd.
            Spain                --Sistemas Tecnicos de Loterias del Estado
            Sweden               --AB Svenska Spel
            Switzerland          --Sport-Toto Gesellschaft
            Switzerland          --Loterie de la Suisse Romande
            Turkey               --Spor Toto Teskilat Mudurlugu
            United Kingdom       --The National Lottery


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

Pursuant to a 1990 Distributorship and License Agreement (the "D&L Agreement") between the Company and CGK Computer Gesellschaft Konstanz GmbH ("CGK"), a subsidiary of Siemens AG, the Company granted to CGK the exclusive right to distribute, service, sell and market the Company's on-line lottery systems and components in selected European jurisdictions under separately negotiated Memoranda of Understanding ("MOUs"). Although the D&L Agreement terminated during fiscal 1996, CGK and the Company continue to fulfill their respective obligations under certain MOUs and related agreements entered into under the D&L Agreement.

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

                                    TERMINALS

The Company designs, manufactures and provides the point-of-sale terminals used in its on-line lottery systems. Currently, approximately 140,000 of its model GT-101 FX terminals, introduced in 1983, its model GT-101TF terminals, introduced in 1985, and its model GT-401/OI terminals, introduced in 1989, are installed in numerous jurisdictions. All of these terminals use advanced microprocessors and software programs to provide the increased transaction processing performance levels and communications interfaces required in the on-line lottery industry. These terminals are designed to allow customization of application functions to each lottery's specifications, including optical mark recognition, ticket graphics printing, user and customer display options and other application functions. The terminals' hardware facilitates independent development of applications programs by the Company. The Company's Spectra(TM) terminal series (GT-401 and 402 O/M), first introduced in 1989, is distinguished by its modular internal and external architecture. The modular design provides an enhanced level of flexibility to lottery jurisdictions by permitting them to choose among a variety of options and terminal subsystem configurations, including readers, printers, keyboards, displays, and communications interfaces. As of February 28, 1998, a total of approximately 57,000 Spectra(TM) terminals were installed in numerous international jurisdictions.

The Company's ISYS terminal series, (GT-502), introduced during fiscal 1996, is an integral, single-unit terminal which features modular subassemblies, high performance ticket printer and playslip reader subassemblies, an easy-to-use design, and a host of new features and technologies. As of February 28, 1998, approximately 27,400 terminals were installed in numerous lottery jurisdictions. During fiscal 1998, the Company entered into a contract to supply its newest terminal, Player's Express(TM). See "Products and Services Introduced in Recent Years" below.

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

                                 COMMUNICATIONS

The Company's lottery terminals are typically connected to the central computer installations by dedicated telephone lines owned or leased by the jurisdiction in which the system is located. Due to the varying nature of telecommunications services available in lottery jurisdictions, the Company has developed the capability to interface with a wide range of communications technologies, including UHF Radio capability (narrow-band and Spread Spectrum), GSAT/VSAT, Microwave, Integrated Services Digital Networking (ISDN), Data Over Voice (DOV), fiber optic and cellular telephone. In Argentina, Barbados, Brazil, the Spanish province of Catalonia, Chile, The Czech Republic (to which the Company is supplying the DL-201F, the Company's latest radio technology), Estonia, Lithuania, Mexico, New Mexico, Poland, Puerto Rico, Slovakia, Trinidad and Tobago and Venezuela, the Company utilizes UHF Radio Data-Link Communications system in lieu of telephone lines to provide a data communications pathway between the lottery terminals and the central computers. The Company also uses this technology in the United States to supplement the existing telephone networks in Ohio, Oregon, Rhode Island, Texas, Washington and the District of Columbia. The Company's GSAT satellite technology makes it feasible to serve large market areas where telephone lines are either unavailable, unreliable or too costly. GSAT currently operates in the United States in remote areas of New Mexico, Texas and Washington, and internationally in Argentina, The Czech Republic, Brazil, Chile, Poland and the United Kingdom. The Company has also implemented UHF radio in conjunction with GSAT to further enhance reliability and cost savings in remote areas.

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

The Company's GameScape(TM) group currently has a substantial number of variations of lottery games in its software library and several promising new games under development. The Company believes that this game library and the "know how" and experience accumulated by its professionals since the Company's inception make it possible for the Company to meet the requirements of its customers for specifically tailored games on a timely and comprehensive basis.

                                    MARKETING

In United States jurisdictions in which the Company has been awarded a lottery contract, the Company is frequently asked to assist the lottery authority in the marketing of lottery games to the public. Such assistance generally includes advice with respect to game design, and promotion and development and distribution of terminals and advertising programs. As part of such assistance, the Company developed "GMark," a computerized marketing analysis system used to determine favorable locations for new lottery terminals. The lottery authorities of California, Georgia, Kansas, Missouri, New Jersey, New York, Ohio, Texas, Washington and Wisconsin have installed GMark systems, and most other customers contact the Market Research Group at GameScape(TM) from time to time to obtain GMark services.

                                    WARRANTY

Because the Company retains title to the system under a Facilities Management Contract, no warranty is provided on the Company's products supplied under such contracts. The Company does repair or replace such products as necessary to fulfill its obligations under such contract. There is no standard warranty on products manufactured by the Company. A typical warranty provides that the Company will repair or replace defective products for a period of time (usually one year) from the date a product is delivered and tested. Product warranty expenses for the fiscal years 1998, 1997 and 1996 were not material. The Company typically does not provide a warranty on products it sells that are manufactured by third parties, but attempts to pass the manufacturer's warranty, if any, on to the customer. With respect to computer software, the Company typically modifies its software as necessary so that the software conforms to the specifications of the contract with the customer.

PRODUCTS AND SERVICES INTRODUCED IN RECENT YEARS

                                 ON-LINE LOTTERY

In recent years, lottery authorities have recognized that by offering new games or products, the lotteries are often able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal on-line lottery products and services introduced in recent years are keno, instant ticket support services and BingoVision(TM). In addition, the Company has recently introduced its ISYS(TM) series terminal and Players Express(TM) terminal and PRO:SYS(TM) software system to enhance the functionality and appeal of its existing software and terminal lines.

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

From the Company's introduction in April 1990 of the first on-line keno game for the Lotteries Commission of South Australia through the end of fiscal 1998, the Company had assisted lottery authorities in Belgium, Brazil (Parana, Minas Gerais, Santa Caterina and Goias), California, The Czech Republic, Georgia, Kansas, Lithuania, Massachusetts, New York, Oregon, Rhode Island, Catalunya (Spain), Switzerland (La Societe de la Loterie de la Suisse Romande), Trinidad and Tobago, West Virginia and Venezuela (Loteria de Caracas) in implementing on-line keno games.

Keno illustrates the impact that new games can have on lottery revenues. Since the United States introduction of keno in 1991, United States keno revenues have grown significantly, exceeding $1.8 billion and accounting for more than 9% of total United States on-line lottery revenues in 1997. The popularity of keno has led the Company to explore the development of new games based upon keno. Most notably, the Company has developed Keno Plus(TM), a new product that combines expanded keno game characteristics with new hardware and enhanced product support.

Keno has been the subject of legal challenges in recent years. Most notably, in June 1996, the California Supreme Court in Western Telecon, Inc. et al v. California State Lottery unexpectedly reversed trial and appellate court decisions and found the California keno game to be a banked game rather than a lottery because it provides for a fixed prize that is not dependent upon the size of the prize pool. Accordingly, the Court concluded that the keno game was not authorized by the California lottery law, and the California State Lottery suspended operation of the keno game in June 1996. In September 1996, the Company announced the launch of a parimutuel monitor game designed by the Company and the California State Lottery as a replacement for the suspended game. Although the new game, like keno, features frequent drawings, its payouts are based upon a prize pool determined by sales rather than by predetermined or fixed amounts. Keno was also the subject of an unsuccessful legal challenge in New York which began in August 1995. There can be no assurances that legal challenges to keno will not be brought in the future in these or other jurisdictions, nor can there be any assurances respecting the results of such legal challenges, if any, upon the operations of keno in jurisdictions serviced by the Company.

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

The Company is providing marketing, distribution, on-line validation, inventory control and accounting support services and equipment (but not the printing of the instant tickets) for the Texas lottery's instant ticket games. In addition, the Company currently provides instant ticket support services to lottery authorities in Arizona, California, Colorado, District of Columbia, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Missouri, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oregon, Rhode Island, Vermont, Washington and Wisconsin. Internationally, the Company currently supplies lottery authorities in Australia, Belgium, Brazil, Chile, Denmark, Finland, Ireland, Netherlands, New Zealand, Spain and the United Kingdom with instant ticket support services.

BINGOVISION(TM). The Company has recently developed BingoVision(TM), a product line of televised bingo-based lottery games. Players buy tickets from on-line lottery retailers and mark them while following a live, televised game show which includes a draw of numbers.

Through the use of proprietary game-tracking software, the Company is able to display, live, how many at-home players are winners or about to become winners, with each new numbers draw. The Company has implemented BingoVision(TM) in Estonia, Lithuania, New Zealand, Slovakia and Belgium and is actively marketing the game to other lottery authorities.

THE PRO:SYS(TM) SOFTWARE SYSTEM. PRO:SYS(TM) is the Company's latest software system. Employing a user friendly interface, lotteries can use PRO:SYS(TM) to manage all aspects of their gaming environment, including on-line, instant ticket sales and accounting and video games. Features such as promotions management and information analysis allow lottery authorities to tailor the system to their individual needs. PRO:SYS(TM) was first installed in September 1994 for Societe de la Loterie de la Suisse Romande, Switzerland. Since that time, the Company has installed PRO:SYS(TM) in systems used by the lottery authorities of Arizona, Washington, D.C.; Colorado; Idaho; Ontario, Canada; Sachsische Lotto-GmbH in Leipzig, Germany; Washington State; Missouri; Denmark; New Mexico; Massachusetts; New Jersey; Thuringen, Germany; Kansas; Kentucky; Ohio; Oregon; Rhode Island; Wisconsin; New Zealand; Belgium; Finland; Sweden; and Switzerland and is in the process of installing PRO:SYS(TM) in two additional jurisdictions.

THE ISYS(TM) TERMINAL SERIES. During fiscal 1996, the Company introduced its ISYS(TM) terminal series. ISYS(TM) is an integral, single-unit terminal which features modular subassemblies, high performance ticket printer and playslip reader subassemblies, an easy-to-use design, and a host of new features and technologies. The Company believes that ISYS(TM) improves upon previous terminal designs by featuring simplified wager entry via intuitive keyboard and screen formats, improved system status monitoring and the latest instant ticket validator technology. The Company has installed ISYS(TM) in systems used by lottery authorities in Brazil, Massachusetts, Missouri, New Jersey, New Mexico, Turkey, Washington State, District of Columbia, Wisconsin and W. Australia, Kansas, and Rhode Island. See "Products and Services--Terminals" above.

THE PLAYER EXPRESS(TM) TERMINAL. During fiscal 1998, the Company introduced its newest terminal, the Player Express(TM). Player Express(TM), which will have its inaugural installation pursuant to the contract extension the Company recently entered into with the Colorado Lottery Authority, was designed as part of the Company's attempt to provide a total solution for selling lottery tickets in large retail environments with numerous checkout lanes. Player Express(TM) allows consumers to conveniently play lottery at the checkout area of retail stores as part of their regular shopping.

                    NON-LOTTERY GAMING PRODUCTS AND SERVICES

In November 1994, the Company announced the formation of its Gaming Group, later incorporated under the name Dreamport, to pursue gaming opportunities other than on-line lottery including video lottery and destination gaming.

Dreamport provides a comprehensive array of management, development and strategic services to the gaming and entertainment markets as well as video lottery systems and other gaming technology. Dreamport's video lottery systems combine the security and integrity of the Company's traditional on-line lottery systems with entertainment-based video games. The Company's video lottery systems include a controlling central computer system, multiple video lottery terminals (which the Company acquires from third-party manufacturers), the Company's ticket validation terminals, and a self-diagnostic communications network. Games offered by the Company's video lottery systems include poker, blackjack, keno and bingo and other games. The

Company entered the video lottery business during fiscal 1991 and currently provides video lottery products to lottery jurisdictions in Minas Gerais and Parana, Brazil; Alberta and Saskatchewan, Canada; Oregon; Rhode Island; and West Virginia. Currently, video lotteries are operated or are being implemented or tested in a number of international and domestic jurisdictions. There can be no assurance as to how many jurisdictions will eventually legalize video lottery systems.

PRODUCT DEVELOPMENT

The Company devotes substantial resources in order to enhance its present products and systems and develop new products. Products recently developed by GTECH include BingoVision(TM), the ISYS(TM) Terminal Series, the PRO:SYS(TM) Software System and the Player Express(TM) terminal.

In fiscal 1998, the Company spent approximately $36.5 million on research and development, as compared to $31.0 million in fiscal 1997 and $29.5 million in fiscal 1996. As of February 28, 1998, the Company (including subsidiaries) had approximately 450 full-time employees, including certain members of senior management, engaged in research and development.

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

PRODUCTION, ASSEMBLY AND COMPONENTS

The Company purchases most of the parts, components and subassemblies (some of which are designed by the Company) necessary for their terminals and other products from outside sources and assembles them into finished products. The Company offers central systems manufactured by Digital Equipment Corporation and Stratus Computer, Inc. for its lottery systems.

BACKLOG

The backlog of the Company's orders for sales of its products and services believed by the Company to be firm and the fixed fee portion of service contracts amounted to approximately $235 million as of February 28, 1998, as compared to a backlog of approximately $266.1 million as of February 22, 1997. Approximately $140 million, or 59.6% of the backlog at February 28, 1998, is not expected to be filled during fiscal 1999. Not included in such backlog are amounts which are payable to the Company under its lottery contracts based on a percentage of lottery ticket sales which amounts, historically, have represented a substantial portion of the Company's revenues and revenues related to the Company's Transactive subsidiary, which revenues are variable in nature.

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

During fiscal 1998, the Company's principal competitors in the on-line lottery business (and the number of on-line lottery jurisdictions currently serviced or under contract worldwide by such competitors) are as follows: Automated Wagering International, Inc., a subsidiary of Powerhouse Technologies, Inc. (formerly, Video Lotteries Technologies, Inc.) (9); Autotote Corporation (3) ("Autotote"); Scientific Games Holdings Corporation (which acquired Telecontrol, the European lottery operation formerly owned by Autotote, during fiscal year 1998, as described below) (5, all of which are jointly serviced with International des
Jeux); International Totalizator Systems, Inc. (6); International des Jeux (Lotto France) (6, 5 of which are jointly serviced by Telecontrol and International des Jeux); and Essnet/Alcatel (12).

Two additional competitors for European on-line lottery business have emerged in recent years. During fiscal 1996, CGK Computer Gesellschaft Konstanz mbH ("CGK"), a subsidiary of Siemens AG, and the Company agreed to terminate their 1990 Distributorship and License Agreement pursuant to which CGK had exclusive right to distribute, service, sell and market the Company's on-line lottery systems and components in specified European jurisdictions. Subsequent to August 1995, the effective date of this termination, CGK has been a direct competitor of the Company in Europe. Further, in April 1997, Scientific Games Holdings Corporation completed the purchase of TeleControl, as mentioned above. Under the terms of the agreement, Scientific Games will have the right to license and purchase Autotote's wagering terminals for use in lottery applications.

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

PERSONNEL

As of May 1, 1998 the Company had approximately 4,800 full-time employees worldwide, including approximately 245 employees employed by Transactive and approximately 480 employees employed by GBH. The Company's employees are not represented by any labor union. The Company believes that its relationship with its employees is satisfactory.

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

In July 1997, Border Capital (Nevada) Corp. ("BCNC"), Border Capital Corp., IBC Investments Limited ("IBC") and Gaming Properties & Investments, LLC ("GPI") filed suit against the Arizona Lottery, the Company and GTECH in the United States District Court for the District of Delaware. The plaintiffs alleged that "Arizona Bingo", a game recently offered by GTECH and the Arizona Lottery, infringed upon United States patents issued in 1994 and 1996 which are represented to be owned by IBC and exclusively licensed to BCNC and GPI. The plaintiffs sought a declaratory judgment that IBC is the owner of the patents and that the patents have been willfully infringed by the defendants; injunctive relief enjoining further alleged infringement; and actual and exemplary damages from the defendants respecting such alleged infringement. GTECH filed its answer in October 1997 and asserted, among other defenses, that the patents in suit are invalid and unenforceable. GTECH filed a counterclaim for declaratory relief.

The Company monitors, and occasionally affirmatively becomes involved in litigation involving Indian gaming in states where such litigation may, directly or indirectly, concern or call into question the legal rights and operations of state lotteries to which the Company provides contract services. The purpose of this effort is to protect state lottery interests, and thus the Company's revenue streams, from service contracts. One such piece of litigation is Rumsey Indian Rancheria v. Wilson, currently pending in the U. S. District Court for the Eastern District of California, which involves a suit by several California Indian tribes against the Governor of California under the federal Indian Gaming Regulatory Act ("IGRA"). The Indian Tribes are claiming that certain elements of the California State Lottery (which is a customer of the Company) and the equipment on which it is run involve the operation of slot machines and, therefore, under IGRA, the tribes also must be permitted to operate slot machines. The State of California is arguing that the California Lottery does not involve the operation of slot machines; however, the State also appears to be taking the position that, if and to the extent the California Lottery does involve the operation of slot machines, it must be terminated because the California Lottery is not exempt from the California law prohibiting the operation of slot machines. The Company recently has been granted leave to file amicus curiae briefs in this case and will argue that the California Lottery does not involve the operation of slot machines and that even if it does, the California Lottery is exempt from the State law prohibition on slot machines. While the Company believes its position in this matter is the correct one and that it should prevail, there can be no assurance that such will be the case, and an adverse ruling could result in some or all of the California Lottery being shut down for an indeterminate period which, in turn, could adversely affect the Company's substantial revenues from and investment in the California Lottery.

For information respecting certain other legal proceedings, refer to Item 1, "Factors Affecting Future Performance--Maintenance of Business Relationships and Certain Legal Matters" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Report, and Note G of Notes to Consolidated Financial Statements included in this Report. The Company also is subject to certain legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Holding's security holders during the last quarter of fiscal 1998.

ADDITIONAL INFORMATION

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

                        EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of Holdings as of May 12, 1998 are:

Name                    Age   Position
----                    ---   --------

William Y. O'Connor     53    Chairman (since February 1998), Chief Executive
                              Officer (since July 1997), President (since
                              December 1994) and director (since July 1995) of the Company. Mr. O'Connor also served as Chief
                              Operating Officer of the Company from December
                              1994 until March 1998. Previously, Mr. O'Connor was the President and Chief Executive Officer of Ascom Timeplex, a telecommunications company, from 1992 to 1994 and prior to that was Corporate
                              Senior Vice President and President of the
                              Broadband Communications Group of
                              Scientific-Atlanta, Inc. from 1987 to 1992.

Michael R. Chambrello   40    Executive Vice President since September 1996.  He
                              served as Vice President - U.S. Operations from
                              1991 to 1996. Prior to that, Mr. Chambrello served in various positions since joining the Company in 1982.

Steven P. Nowick        44    Chief Operating Officer and Acting Vice President
                              for Sales and Business Development since March
                              1998 and Senior Vice President of the Company since July 1997. Previously, Mr. Nowick was
                              President, Corporate Product Management, of
                              Ameritech Corporation, a telecommunications company, from 1994 to 1997 and Practice Leader with respect to telecommunications and related areas of practice with Booz, Allen & Hamilton, a consultancy, from 1992 to 1994.

Thomas J. Sauser        54    Senior Vice President and Chief Financial Officer
                              of the Company since February 1996. Mr. Sauser has also served as Treasurer of the Company from February 1996 until July 1997 and again since
                              November 1997. Previously, Mr. Sauser was Chief
                              Financial Officer and Senior Vice President of
                              EG&G, Inc. from 1994 through 1995. Prior to this,
                              Mr. Sauser was employed by IBM Corporation where, from 1991 to 1994, he was Assistant to the General
                              Manager and Vice President, Finance, Technical
                              Operations and HQ Services.

Executive officers and other officers are elected or appointed by, and serve at the pleasure of, the Board of Directors, and some are party to employment contracts with the Company. The information set forth above reflects positions held with Holdings except with respect to employment history of Mr. Chambrello for periods prior to February 1, 1990, which refers to positions held with GTECH.

For the purposes of calculating the aggregate market value of the shares of Common Stock of Holdings held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares beneficially owned by: directors of Holdings, officers, and employees of and consultants to Holdings and GTECH and related trusts. However, this should not be deemed to constitute an admission that all such persons or entities are, in fact, affiliates of Holdings, or that there are not other persons who may be deemed to be affiliates of Holdings. Further information concerning shareholdings of officers, directors and principal shareholders of Holdings is included in Holdings' definitive proxy statement relating to its scheduled July 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

FISCAL 1997                                          HIGH        LOW
-----------                                          ----        ---
First Quarter (February 25-May 25, 1996)           $ 33 1/2    $ 26 3/4
Second Quarter (May 26-August 24, 1996)            $ 33 3/8    $ 25 1/2
Third Quarter (August 25-November 23, 1996)        $ 32 3/4    $ 27 1/8
Fourth Quarter (November 24-February 22, 1997)     $ 37 1/4    $ 29 3/8

FISCAL 1998                                          HIGH        LOW
-----------                                          ----        ---
First Quarter (February 23-May 31, 1997)           $ 34 1/2    $ 28 3/8
Second Quarter (June 1-August 30, 1997)            $ 34 1/4    $ 29 3/4
Third Quarter (August 31-November 29, 1997)        $ 35 7/16   $ 29 1/2
Fourth Quarter (November 30-February 28, 1998)     $ 35 3/4    $ 26 3/16

The closing price of the Common Stock on the New York Stock Exchange on May 20, 1998 was $31.56. As May 20, 1998, there were approximately 1,142 holders of record of the Common Stock.

During fiscal 1998, 12,226 shares of Holdings' unregistered Common Stock vested under stock award plans. Pursuant to the terms of these plans, the shares were issued with no cash consideration to Holdings. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933 or, alternatively, the transaction was exempt pursuant to the private offering provisions of the Act and the rules thereunder.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the other financial information included herein. The operating, balance sheet and per share data in the table are derived from the consolidated financial statements of the Company which were audited by independent auditors.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Fiscal Year Ended
                                                         -------------------------------------------------------------------------
                                                         February 28,    February 22,  February 24,  February 25,     February 26,
                                                             1998(a)        1997           1996          1995             1994
                                                         ------------    ------------  ------------  ------------     ------------
OPERATING DATA:                                                        (Dollars in thousands, except per share amounts)
Revenues:
  Services (b)                                           $   868,522      $  789,534    $  686,043    $  547,767       $  457,529
  Sales of products                                          122,045         114,738        58,047       147,340          135,271
                                                          ----------      ----------    ----------    ----------       ----------
     Total                                                   990,567         904,272       744,090       695,107          592,800

Gross Profit:
  Services (b)                                               265,038         237,872       244,139       194,097          152,845
  Sales of products                                           48,230          47,297        13,595        41,468           62,941
                                                          ----------      ----------    ----------    ----------       ----------
     Total                                                   313,268         285,169       257,734       235,565          215,786

Operating income (b)                                          44,104(c)      127,091       117,983       104,481(d)       119,206
Interest expense, net of interest income                      24,578          16,388        12,107        13,065           11,756
Income from continuing operations before
  extraordinary charge                                        27,214          77,803        66,627        52,319           66,473
Loss from operations of AmTote                                    --              --            --        (6,583)         (10,323)
Loss on disposal of AmTote                                        --              --            --       (43,444)              --
Extraordinary charge                                              --              --            --        (1,420)              --
Net income                                                    27,214          77,803        66,627           872           56,150

PER SHARE DATA:
Basic:
From continuing operations                                $      .65      $     1.81    $     1.54    $     1.20       $     1.53
Net income                                                       .65            1.81          1.54           .02(e)          1.29(f)
Diluted:
From continuing operations                                       .64            1.80          1.53          1.20             1.53
Net income                                                       .64            1.80          1.53           .02(e)          1.29(f)

OTHER DATA:
Earnings before depreciation, amortization,
  interest, taxes and other non-cash charges              $  347,099      $  326,054    $  273,570    $  221,832       $  213,756
Cumulative number of lottery terminals
  shipped (g)                                                360,202         316,614       280,897       261,287          221,254
Number of lottery terminals sold                              11,963          13,609         3,658        12,282           17,557
Number of lottery customers at year-end                           78              79            74            72               67

BALANCE SHEET DATA  (AT END OF PERIOD):
Working capital                                           $   27,371      $   36,914    $   21,414    $    6,086       $   25,364
Total assets                                               1,023,812         956,541       859,380       779,254          665,250
Long-term debt, less current portion                         453,587         382,499       382,930       338,468          258,961
Shareholders' equity                                         345,210         358,133       296,725       232,931          232,329

------------------------------------------------------------------------------
(a)      53-week year.

(b) The Company's Brazilian operations prior to January 31, 1996 were included in the financial statements of the Company on the equity method of accounting.

(c) Includes a special charge of $99.4 million or $1.45 per basic share; $1.44 per diluted share. See Note P to the consolidated financial statements.

(d) Includes an $11.1 million special charge consisting of a $6.1 million charge in connection with the reduction of the Company's workforce and relocation of certain operating functions and $5.0 million to write off its video gaming-related inventory.

(e) Includes the effect of operating losses of AmTote, $.15 per share, loss on disposal of AmTote, $1.00 per share, and extraordinary loss relating to early extinguishment of debt, $.03 per share.

(f)      Includes the effect of operating losses of AmTote, $.24 per share.

(g) Terminals shipped represents lottery terminals sold under product sales contracts and lottery terminals supplied under service contracts.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth above and elsewhere in this report and in the Company's press releases and filings with the Securities and Exchange Commission (the "SEC").

General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized on-line lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from service contracts, which are typically of at least five years' duration, and are generally based upon a percentage of a lottery's gross on-line lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new on-line lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sales revenues from period to period. Fiscal 1998 was a significant year for product sales, including a large product sale to the Massachusetts State Lottery in the third quarter. The Company currently anticipates that product purchases by lotteries during fiscal 1999 could be lower than the fiscal 1998 level by as much as 50%.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing on-line lottery services. The Company's Dreamport subsidiary ("Dreamport") provides gaming technology and a comprehensive array of management, development and strategic services to the gaming and entertainment market. The Company's VideoSite subsidiary ("VideoSite"), acquired in October 1997, provides multimedia broadcasting software.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret are still under way. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a materially adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a materially adverse effect. See Note G to the Consolidated Financial Statements, Part I, Item 1, -- "Factors That May Affect Future Performance -- Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 -- "Legal Proceedings" herein for further information concerning these matters and other contingencies.

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 1998 ended on February 28, 1998 and was a 53-week year.

All references to the Consolidated Financial Statements of the Company and Notes thereto, are to the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 herein.

The following discussion should be read in conjunction with the table below.


                                                                                    SUMMARY FINANCIAL DATA

                                                                                      Fiscal Year Ended
                                                         -----------------------------------------------------------------------
                                                                 February 28,            February 22,             February 24,
                                                                   1998 (a)                 1997                     1996
                                                         -----------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Revenues:
  Services                                               $ 868,522        87.7%   $ 789,534        87.3%   $ 686,043        92.2%
  Sales of products                                        122,045        12.3      114,738        12.7       58,047         7.8
                                                         ---------       -----    ---------       -----    ---------       -----
    Total                                                  990,567       100.0      904,272       100.0      744,090       100.0


Costs and expenses:
  Costs of services (b)                                    603,484        69.5      551,662        69.9      441,904        64.4
  Costs of sales (b)                                        73,815        60.5       67,441        58.8       44,452        76.6
                                                         ---------       -----    ---------       -----    ---------       -----
    Total                                                  677,299        68.4      619,103        68.5      486,356        65.4
                                                         ---------       -----    ---------       -----    ---------       -----

Gross profit                                               313,268        31.6      285,169        31.5      257,734        34.6

Selling, general and administrative                        133,284        13.5      127,080        14.0      110,212        14.8
Research and development                                    36,498         3.7       30,998         3.4       29,539         4.0
Special charge                                              99,382        10.0           --        --             --        --
                                                         ---------       -----    ---------       -----    ---------       -----

Operating income                                            44,104         4.4      127,091        14.1      117,983        15.8

Other income (expense):
  Interest income                                            5,733         0.6        4,424         0.5       12,124         1.6
  Equity in earnings of unconsolidated affiliates           24,376         2.5       16,727         1.8        8,060         1.1
  Other income                                                 711         0.1        4,439         0.5          939         0.1
  Interest expense                                         (30,311)       (3.1)     (20,812)       (2.3)     (24,231)       (3.2)
                                                         ---------       -----    ---------       -----    ---------       -----

Income before income taxes                                  44,613         4.5      131,869        14.6      114,875        15.4

Income taxes                                                17,399         1.8       54,066         6.0       48,248         6.5
                                                         ---------       -----    ---------       -----    ---------       -----
Net income                                               $  27,214         2.7%   $  77,803         8.6%   $  66,627         8.9%
                                                         =========       =====    =========       =====    =========       =====


(a)      53-week year

(b) Percentages are computed based on cost as a percentage of related revenue.

Results of Operations

COMPARISON OF FISCAL 1998 WITH 1997

Revenues for fiscal 1998 were $990.6 million, representing an $86.3 million, or 9.5%, increase over revenues of $904.3 million in fiscal 1997.

Service revenues in fiscal 1998 were $868.5 million, representing a $78.9 million, or 10.0%, increase over the $789.6 million of service revenues in fiscal 1997. This increase resulted primarily from $46.5 million of higher service revenues from the Company's existing lottery customer base along with $32.8 million of service revenues from a new on-line lottery system implemented by the Company in Brazil. The Brazil National Lottery is run by Caixa Economica Federal ("Caixa"), Latin America's largest financial institution. After a number of years of growth, the Company has witnessed, over its last three fiscal quarters, a downward trend in the sales generated by its U.S. lottery customers. The Company believes that this is a temporary condition and that the growth rate for its U.S. lottery customers sales will be in the 2-4% range in fiscal 1999. However, there can be no assurance that this will be the case.

Product sales for fiscal 1998 were $122.0 million, representing an increase of $7.3 million, or 6.4%, over the $114.7 million of product sales in fiscal 1997. This increase resulted primarily from higher central system sales in fiscal 1998 than in fiscal 1997, including a large product sale to the Massachusetts State Lottery in the third quarter. These increases were partially offset by lower terminal sales and lower sales of component parts and equipment ("OEM equipment") to Camelot Group plc ("Camelot") and other members of the U.K. lottery consortium. The Company sold approximately 12,000 lottery terminals during fiscal 1998, as compared to approximately 13,600 lottery terminals during fiscal 1997.

Gross margins on service revenues were 30.5% in fiscal 1998, up from 30.1% in fiscal 1997, due primarily to improved margins on certain existing lottery contracts, partially offset by lower margins from new lottery and electronic benefit contracts that began in fiscal 1998.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales were 39.5% in fiscal 1998 compared with 41.2% in fiscal 1997.

Selling, general and administrative expenses in fiscal 1998 were $133.3 million, representing a $6.2 million, or 4.9%, increase over the $127.1 million incurred in fiscal 1997. This increase was primarily attributable to increased sales, marketing and business development costs, along with higher administrative costs that were necessary to support expanded operations (including Dreamport and VideoSite). As a percentage of revenues, selling, general and administrative expenses were 13.5% and 14.0% during fiscal 1998 and 1997, respectively.

Research and development expenses in fiscal 1998 were $36.5 million, representing a $5.5 million, or 17.7%, increase over research and development expenses of $31.0 million in fiscal 1997. This increase reflects higher development activity for new hardware products, including the Company's latest generation lottery terminal, the design and related software for new games, and the costs associated with the continuing development of an Internet wagering platform. As a percentage of revenues, research and development expenses were 3.7% and 3.4% during fiscal 1998 and 1997, respectively.

In the fourth quarter of fiscal 1998, the Company recorded a $99.4 million special charge ($60.6 million after-tax, or $1.45 per basic share; $1.44 per diluted share). In February 1998, the Company entered into an asset purchase agreement with Citicorp Services, Inc. ("Citicorp"), to sell electronic benefits transfer (EBT) contracts and certain related assets currently held by the Company's Transactive subsidiary ("Transactive"). Under the agreement, Citicorp is to pay Transactive approximately $11.5 million, subject to adjustments, for EBT contracts and significant related assets pertaining to four jurisdictions:
Illinois; Indiana; Sacramento County, California; and Texas. The transaction is subject to the consents of the applicable state contract parties and to regulatory approvals, including the U.S. Department of Justice which is reviewing the transaction and may challenge it. The Company expects to receive a decision from the Department of Justice in June 1998. Under a post-closing transition plan, expected to be completed by December 1998, Citicorp is to assume sole management of the EBT systems previously operated by Transactive for the four jurisdictions. After December 1998, Transactive is to continue to provide services to Citicorp as a subcontractor for a period of time. The sale does not include the contracts or assets in connection with Transactive's provision of benefit identification cards to the State of New York, electronic payment file transfer services to the City of New York, or hunting, fishing and recreational licenses to the State of Texas. Those services will continue to be provided by Transactive. The Company has decided not to pursue new opportunities in those areas or seek new U.S. EBT contracts. In connection with the sale of the EBT contracts and related assets, the Company recorded a fourth quarter charge of approximately $32.9 million to write down assets to net realizable value. This charge assumes that requisite customer and regulatory approvals will be received. In the event that some or all approvals are not received, the transaction may not be able to be consummated and/or an additional charge may be required. In addition, because of the decision to forgo future EBT-related opportunities, it was anticipated that cash flows from the New York State identification card contract and the Texas license contract would not be sufficient to recover capital investment because these two contracts utilize certain EBT assets. Accordingly, the Company wrote down assets related to these two contracts by approximately $10.6 million. In order to compete more effectively for future business opportunities and to enhance the efficiency and effectiveness of the Company's core lottery operations, the Company will undergo a worldwide workforce reduction to eliminate a total of approximately 800 positions (virtually all of which will occur in fiscal 1999), close certain administrative offices and reposition its WorldServ subsidiary. The Company recorded charges of approximately $21.0 million associated with these actions. The special charge also includes approximately $20.0 million of contractual obligations in connection with the departures of Guy B. Snowden and Victor Markowicz (the Company's former Chairman and Vice-Chairman, respectively) from the Company, along with legal costs in connection with the Branson litigation and judgement in the U.K., and asset impairment charges of approximately $14.9 million relating to two of the Company's lottery contracts. The special charge accrual of $33.6 million at February 28, 1998 consists primarily of severance and lease termination costs and will be funded through cash flow from operations during fiscal 1999.

Interest income in fiscal 1998 was $5.7 million, an increase of $1.3 million over interest income of $4.4 million earned during fiscal 1997. This increase reflects higher dollar-denominated cash balances that were on hand in Brazil to fund the on-line lottery system implementation recently completed for Caixa along with interest earned on sales-type lease receivables.

Equity in earnings of unconsolidated affiliates in fiscal 1998 was $24.4 million, an increase of $7.7 million over the $16.7 million earned during fiscal 1997. This increase was due primarily to higher equity income from Camelot along with higher equity income from Dreamport partnerships in Delaware and Oregon.

Other income in fiscal 1998 was $.7 million, a decrease of $3.7 million from the $4.4 million earned in fiscal 1997. Other income of $4.4 million earned during fiscal 1997 primarily represented the gain on the sale of the Company's investment in Pacific Online Systems Corporation ("Pacific").

Interest expense in fiscal 1998 was $30.3 million, an increase of $9.5 million over interest expense of $20.8 million incurred during fiscal 1997. This increase was due primarily to higher average debt outstanding to fund the on-line lottery system implementation for Caixa along with higher average interest rates.

The Company's effective income tax rate decreased to 39% in fiscal 1998 from 41% in fiscal 1997 due principally to a reduction in nondeductible expenditures, increased recognition of tax credits and the full-year effect of the restructuring of financing and operations in Brazil. The Company's effective income tax rate was greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

Subsequent Event

In April 1998, the Company sold its 22.5% equity interest in Camelot to Camelot for approximately $84.9 million. The book value of the Camelot investment at the time of sale was approximately $51.8 million. A portion of the cash received by the Company would have to be returned to Camelot in the event that Camelot loses its operating license for reasons attributable to the Company. Accordingly, the Company has deferred the recognition of the gain from the sale of its investment and will recognize such gain evenly over the remaining period of Camelot's operating license. The sale of the equity interest does not affect the Company's position as the principal supplier of goods and services to Camelot, but will reduce the Company's equity in earnings of unconsolidated affiliates. (Reference is made to the Company's Report on Form 8-K and 8-K/A filed with the SEC in May 1998 for further information concerning the sale of the Company's equity interest in Camelot).


IMPACT OF YEAR 2000

Many computer programs, including those used by the Company and its suppliers and customers, use only two digits to identify a year and were not designed to handle years beginning after 1999. These programs, some of which are critical to the Company's operations, could fail to properly process data that contain dates after 1999 unless they are modified or replaced. The Company has undertaken a worldwide effort to test its various computer software programs (both those used internally and those provided to customers) in order to complete the necessary modifications by August 1999 (the "Year 2000 Project"). In addition, the Company has initiated formal communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to upgrade their own software for Year 2000 issues.

The total cost to the Company of the Year 2000 Project is estimated at $15 million of which $5 million will be expensed as incurred and $10 million will be spent on new hardware and software that will be capitalized.

The cost of the Year 2000 Project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors.

The Company believes it is on track to resolve this issue in a timely fashion without having a material adverse effect on its business, operations or financial condition, but there can be no assurance that this will be the case.


COMPARISON OF FISCAL 1997 WITH 1996

Revenues for fiscal 1997 were $904.3 million, representing a $160.2 million, or 21.5%, increase over revenues of $744.1 million in fiscal 1996.

Service revenues in fiscal 1997 were $789.6 million, representing a $103.6 million, or 15.1%, increase over the $686.0 million of service revenues in fiscal 1996. This increase resulted primarily from $51.4 million of higher service revenues from GTECH Brasil Holdings S.A. (formerly know as Racimec, hereinafter referred to as GBH) , a $33.5 million increase in service revenues from the Company's existing customer base, $8.8 million of higher service revenues from Transactive and $7.8 million of service revenues from new on-line lottery systems operated by the Company that commenced operations in fiscal 1997. The results of GBH for fiscal 1996 were included in the financial statements of the Company on the equity method of accounting through January 31, 1996. The results of GBH for fiscal 1997 and the month of February 1996 have been consolidated. See Note B to the Consolidated Financial Statements.

Product sales for fiscal 1997 were $114.7 million, representing an increase of $56.6 million, or 97.7%, over the $58.1 million of product sales in fiscal 1996. This increase resulted primarily from higher lottery terminal sales in fiscal 1997 than in fiscal 1996, along with the sale of four new central systems in fiscal 1997 as compared to the sale of two new central systems in fiscal 1996. These increases were partially offset by lower sales of OEM equipment to Camelot and other members of the U.K. lottery consortium. The Company sold approximately 13,600 lottery terminals during fiscal 1997, as compared to approximately 3,700 lottery terminals during fiscal 1996.

Gross margins on service revenues decreased to 30.1% in fiscal 1997 from 35.6% in fiscal 1996, due primarily to a small loss in fiscal 1997 at GBH relating to the start-up nature of the on-line lotteries serviced by GBH, along with lower margins experienced on new lottery contracts in the early stages of lottery operations. Also contributing to the reduction was a lack of significant large jackpot activity in the domestic lottery jurisdictions serviced by the Company in fiscal 1997, compared to a relatively high level of jackpot activity during fiscal 1996.

The small loss incurred by GBH during fiscal 1997 was in line with management's expectations. This represented a substantial improvement over the results for fiscal 1996 and reflected the revenue-enhancement and cost-reduction plan implemented by the Company during the fourth quarter of fiscal 1996. In addition, in January 1997, GBH signed a contract to provide, operate and maintain an on-line lottery system for Caixa. The Caixa on-line lottery system became operational in May 1997.

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

Selling, general and administrative expenses in fiscal 1997 were $127.1 million, representing a $16.9 million, or 15.3%, increase over the $110.2 million incurred in fiscal 1996. This increase was primarily attributable to higher administrative costs that were necessary to support expanded operations (including two of the Company's newly formed subsidiaries, Dreamport and WorldServ), increased sales and marketing for existing and new lottery customers, and higher legal costs, relating in large part to investigations and legal proceedings. As a percentage of revenues, selling, general and administrative expenses were 14.0% and 14.8% during fiscal 1997 and 1996, respectively.

Research and development expenses in fiscal 1997 were $31.0 million, representing a $1.5 million, or 4.9%, increase over research and development expenses of $29.5 million in fiscal 1996. This increase reflects higher development activity for new lottery game design and for the Company's newest generation of terminals. As a percentage of revenues, research and development expenses were 3.4% and 4.0% during fiscal 1997 and 1996, respectively.

Interest income in fiscal 1997 was $4.4 million, a decrease of $7.7 million from interest income of $12.1 million earned during fiscal 1996. This decrease was attributable largely to the consolidation of GBH and the resulting absence of interest on loans from the Company to GBH.

Equity in earnings of unconsolidated affiliates in fiscal 1997 was $16.7 million, an increase of $8.6 million over the $8.1 million earned during fiscal 1996. This increase was due primarily to the consolidation of GBH and the resulting absence of equity losses from GBH in fiscal 1997, along with equity income from Dreamport investments, partially offset by lower equity income from Camelot resulting from lower instant ticket sales.

Other income in fiscal 1997 was $4.4 million, an increase of $3.5 million over the $1.0 million earned in fiscal 1996. This increase was due primarily to the sale by the Company of its investment in Pacific.

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

Changes in Financial Position, Liquidity and Capital Resources

During fiscal 1998, the Company generated $294.1 million of cash from operations. This cash, along with $67.9 million of net borrowings, was used primarily to fund the purchase of $283.5 million of systems, equipment and other assets relating to contracts, the repurchase of $40.2 million of the Company's common stock and acquisition activity totaling $21.0 million.

The cost of systems, equipment and other assets relating to contracts increased by $140.9 million, from $1,063.7 million at February 22, 1997 to $1,204.6 million at February 28, 1998. This increase reflects the installation of a substantial portion of the new lottery system for Caixa, the installation of new lottery systems for lotteries in Wisconsin, Kansas, and Ohio, the continuing installation of a new lottery system for the Oregon lottery and the expansion of lottery systems in several domestic and international locations. These increases were partially offset by impairment write-downs recorded as part of the special charge.

Trade accounts receivable decreased by $16.9 million, from $110.7 million at February 22, 1997 to $93.8 million at February 28, 1998, due primarily to the lower level of product sales in the fourth quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997.

Current deferred income taxes increased by $20.7 million, from $20.2 million at February 22, 1997 to $40.9 million at February 28, 1998, due primarily to the timing of income tax deductions attributable to the special charge accrual.

Other assets increased by $19.1 million, from $81.5 million at February 22, 1997 to $100.6 million at February 28, 1998, due primarily to software acquired as part of the acquisition of VideoSite and the capitalization of costs relating to the development of standard software product offerings.

Accounts payable decreased by $14.4 million, from $53.9 million at February 22, 1997 to $39.5 million at February 28, 1998, due primarily to lower inventory and the current lower volume of ongoing lottery and benefits delivery system installations.

Advance payments from customers decreased by $10.0 million, from $10.5 million at February 22, 1997 to $.5 million at February 28, 1998, due to product sales recognized in fiscal 1998.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 1999 will be in a range of $160.0 million to $210.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. As of May 2, 1998 the Company had utilized approximately $40.0 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth.

Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations, particularly in emerging markets such as Brazil. The Company has historically used the U.S. dollar as the functional currency for its operations in Brazil due to the high levels of inflation in the Brazilian economy. The Company will begin using the local currency in Brazil as the functional currency beginning in fiscal 1999 because of the significant reduction in the rate of inflation in Brazil. The change in functional currency is not expected to materially affect the Company's operations. At February 28, 1998, the net book value of the Company's investments in Brazil was approximately $187.8 million.

The Company uses various techniques to reduce the risk associated with future increases in interest rates, the most significant of which was the issuance of seven- and ten-year fixed rate debt on May 29, 1997, in a private placement.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with certain firm sales commitments, anticipated local currency margin and certain assets and liabilities denominated in foreign currencies. The Company does not engage in currency speculation. Unrealized gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge anticipated local currency margin and certain assets and liabilities are marked to market with the resulting transaction gains or losses included in other income. As of May 2, 1998, the Company had approximately $99.0 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily pounds Sterling) and approximately $102.9 million of outstanding foreign currency exchange and option contracts to sell foreign currencies (primarily pounds Sterling, Spanish pesetas and Australian dollars).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Shareholders
GTECH Holdings Corporation

We have audited the accompanying consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 28, 1998 and February 22, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Camelot Group plc, (an entity in which the Company has a 22.5% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements of the Company relates to data included for Camelot Group plc, it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTECH Holdings Corporation and subsidiaries at February 28, 1998 and February 22, 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.

                                        /s/ Ernst & Young LLP

                                        ERNST & YOUNG LLP

Boston, Massachusetts
April 1, 1998, except for Note R, as
 to which the date is April 20, 1998

Report of Independent Accountants

To the Board of Directors and Shareholders of Camelot Group plc

We have audited the financial statements and financial statement schedules of Camelot Group plc on pages 3 to 19 which are expressed in pounds sterling.
These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United Kingdom and the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us referred to above present fairly, in all material respects, the financial position of Camelot Group plc at 31 January 1998 and at 1 February 1997 and the results of its operations, total recognised gains and losses and cash flows for the years ended 31 January 1998, 1 February 1997 and 3 February 1996 in conformity with generally accepted accounting principles in the United Kingdom.

Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of net income expressed in pounds sterling for the years ended 31 January 1998, 1 February 1997 and 3 February 1996 and the determination of shareholders' equity also expressed in pounds sterling at 31 January 1998 and 1 February 1997 to the extent summarised in the attached reconciliation.

                                         /s/ Price Waterhouse

                                         Price Waterhouse
                                         Chartered Accountants
                                         London, England

23 March 1998

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                              February 28,    February 22,
                                                                                                 1998            1997
                                                                                              ------------    ------------
ASSETS                                                                                            (Dollars in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $     8,250     $    11,985
  Trade accounts receivable                                                                       93,778         110,707
  Sales-type lease receivables                                                                    13,958          15,231
  Inventories                                                                                     27,853          35,326
  Deferred income taxes                                                                           40,897          20,237
  Assets held for sale                                                                            14,178              --
  Other current assets                                                                            14,141           9,743
                                                                                             -----------     -----------
                 TOTAL CURRENT ASSETS                                                            213,055         203,229

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                        526,856         502,301

GOODWILL, net of accumulated amortization                                                        118,537         112,853

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                          64,808          56,693

OTHER ASSETS                                                                                     100,556          81,465
                                                                                             -----------     -----------
                 TOTAL ASSETS                                                                $ 1,023,812     $   956,541
                                                                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                           $    39,451     $    53,944
  Accrued expenses                                                                                57,155          54,020
  Special charge                                                                                  33,631              --
  Employee compensation                                                                           25,648          27,991
  Advance payments from customers                                                                    504          10,534
  Income taxes payable                                                                            25,392          13,777
  Current portion of long-term debt                                                                3,903           6,049
                                                                                             -----------     -----------
                 TOTAL CURRENT LIABILITIES                                                       185,684         166,315

LONG-TERM DEBT, less current portion                                                             453,587         382,499

OTHER LIABILITIES                                                                                 19,171          25,907

DEFERRED INCOME TAXES                                                                             20,160          23,687

COMMITMENTS AND CONTINGENCIES                                                                         --              --

SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued                --              --
  Common Stock, par value $.01 per share--150,000,000 shares authorized,
    43,922,627 and 43,845,651 shares issued; 41,284,146 and 42,490,770 shares
    outstanding at February 28, 1998 and February 22, 1997, respectively                             439             438
  Additional paid-in capital                                                                     171,302         169,705
  Equity carryover basis adjustment                                                               (7,008)         (7,008)
  Cumulative translation adjustment                                                                  (42)          1,472
  Retained earnings                                                                              255,955         228,741
                                                                                             -----------     -----------
                                                                                                 420,646         393,348
  Less cost of 2,638,481 and 1,354,881 shares in treasury at
    February 28, 1998 and  February 22, 1997, respectively                                       (75,436)        (35,215)
                                                                                             -----------     -----------
                                                                                                 345,210         358,133
                                                                                             -----------     -----------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 1,023,812     $   956,541
                                                                                             ===========     ===========


See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS


                                                                     Fiscal Year Ended
                                                      ------------------------------------------------
                                                      February 28,      February 22,      February 24,
                                                        1998 (a)           1997              1996
                                                      ------------      ------------      ------------
                                                      (Dollars in thousands, except per share amounts)
Revenues:
  Services                                              $868,522          $789,534          $686,043
  Sales of products                                      122,045           114,738            58,047
                                                        --------          --------          --------
                                                         990,567           904,272           744,090
Costs and expenses:
  Costs of services                                      603,484           551,662           441,904
  Costs of sales                                          73,815            67,441            44,452
                                                        --------          --------          --------
                                                         677,299           619,103           486,356
                                                        --------          --------          --------
Gross profit                                             313,268           285,169           257,734

Selling, general and administrative                      133,284           127,080           110,212
Research and development                                  36,498            30,998            29,539
Special charge                                            99,382                --                --
                                                        --------          --------          --------
Operating income                                          44,104           127,091           117,983

Other income (expense):
  Interest income                                          5,733             4,424            12,124
  Equity in earnings of unconsolidated affiliates         24,376            16,727             8,060
  Other income                                               711             4,439               939
  Interest expense                                       (30,311)          (20,812)          (24,231)
                                                        --------          --------          --------
Income before income taxes                                44,613           131,869           114,875

Income taxes                                              17,399            54,066            48,248
                                                        --------          --------          --------
Net income                                              $ 27,214          $ 77,803          $ 66,627
                                                        ========          ========          ========

                                                        --------          --------          --------
Basic earnings per share                                $    .65          $   1.81          $   1.54
                                                        ========          ========          ========

                                                        --------          --------          --------
Diluted earnings per share                              $    .64          $   1.80          $   1.53
                                                        ========          ========          ========


See Notes to Consolidated Financial Statements

(a) 53-week year

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                      Common Stock          Additional
                                ------------------------      Paid-in                     Retained      Treasury
                                  Shares        Amount        Capital        Other        Earnings        Stock          Total
                                ----------    ----------    ----------    ----------     ----------    ----------     ----------
                                                                    (Dollars in thousands)
Balance at February 25, 1995    43,671,876    $      437    $  161,996    $   (6,209)    $   84,311    $   (7,604)    $  232,931

Purchase of 294,000
  shares of common stock                --            --            --            --             --        (7,333)        (7,333)
Common stock issued
  under stock award plans           67,644            --         1,334            --             --            --          1,334
Tax benefit from stock
  compensation                          --            --         4,428            --             --            --          4,428
Net income                              --            --            --            --         66,627            --         66,627
Foreign currency translation            --            --            --        (1,262)            --            --         (1,262)
                                ----------    ----------    ----------    ----------     ----------    ----------     ----------
Balance at February 24, 1996    43,739,520    $      437    $  167,758    $   (7,471)    $  150,938    $  (14,937)    $  296,725

Purchase of 637,200
  shares of common stock                --            --            --            --             --       (20,278)       (20,278)
Common stock issued
  under stock award plans          106,131             1         1,947            --             --            --          1,948
Net income                              --            --            --            --         77,803            --         77,803
Foreign currency translation            --            --            --         1,935             --            --          1,935
                                ----------    ----------    ----------    ----------     ----------    ----------     ----------
Balance at February 22, 1997    43,845,651    $      438    $  169,705    $   (5,536)    $  228,741    $  (35,215)    $  358,133

Purchase of 1,283,600
  shares of common stock                --            --            --            --             --       (40,221)       (40,221)
Common stock issued
  under stock award plans           76,976             1         1,597            --             --            --          1,598
Net income                              --            --            --            --         27,214            --         27,214
Foreign currency translation            --            --            --        (1,514)            --            --         (1,514)
                                ----------    ----------    ----------    ----------     ----------    ----------     ----------
Balance at February 28, 1998    43,922,627    $      439    $  171,302    $   (7,050)    $  255,955    $  (75,436)    $  345,210
                                ==========    ==========    ==========    ==========     ==========    ==========     ==========


See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Fiscal Year Ended
                                                                                        ----------------------------------------
                                                                                        February 28,  February 22,  February 24,
                                                                                          1998 (a)        1997          1996
                                                                                        ------------  ------------  ------------
                                                                                                (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                               $  27,214     $  77,803     $  66,627
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                          204,768       172,630       132,550
    Special charge                                                                          99,382            --            --
    Deferred income taxes (benefit) provision                                              (24,187)       22,441        16,412
    Equity in earnings of unconsolidated affiliates,
      net of dividends received                                                             (8,632)       (9,174)       (8,060)
    Other                                                                                    8,214          (346)        4,316
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Trade accounts receivable                                                             17,907       (36,952)        3,400
      Inventories                                                                            7,693         8,307        (3,217)
      Special charge                                                                       (12,163)           --            --
      Other assets and liabilities                                                         (26,061)      (15,594)       (5,011)
                                                                                         ---------     ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  294,135       219,115       207,017

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts                    (283,542)     (191,970)     (183,986)
Acquisitions (net of cash acquired)                                                        (20,976)       (2,000)         (495)
Investments in and advances to unconsolidated affiliates                                    (5,414)       (9,817)      (41,591)
Cash received from affiliates                                                                6,644        11,203         3,734
Proceeds from sale of investments                                                               --         5,895            --
Other                                                                                      (20,592)      (12,341)      (10,265)
                                                                                         ---------     ---------     ---------
NET CASH USED FOR INVESTING ACTIVITIES                                                    (323,880)     (199,030)     (232,603)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                               541,605         6,107        49,394
Principal payments on long-term debt                                                      (472,542)       (4,358)       (6,396)
Net borrowings (payments) under short-term borrowing arrangements                           (1,144)          444        (3,788)
Purchases of treasury stock                                                                (40,221)      (20,278)       (7,333)
Other                                                                                         (964)        1,358          (454)
                                                                                         ---------     ---------     ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                        26,734       (16,727)       31,423

Effect of exchange rate changes on cash                                                       (724)          108          (750)
                                                                                         ---------     ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (3,735)        3,466         5,087

Cash and cash equivalents at beginning of year                                              11,985         8,519         3,432
                                                                                         ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $   8,250     $  11,985     $   8,519
                                                                                         =========     =========     =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest payments (net of amounts capitalized)                                         $  23,647     $  20,523     $  25,485
  Income tax payments                                                                       32,188        30,045        30,830
  Income tax refunds                                                                        (2,904)         (335)         (762)


See Notes to Consolidated Financial Statements

(a) 53-week year

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

Fiscal Year: The Company operates on a 52-to 53-week fiscal year ending on the last Saturday in February. Fiscal 1998 was a 53-week year.

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

Stock-Based Compensation: The Company grants stock options for a fixed number of shares of the common stock of Holdings ("Common Stock") to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A - SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Derivatives: The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with certain firm sales commitments, anticipated local currency margin and certain assets and liabilities denominated in foreign currencies. The Company does not engage in currency speculation. Unrealized gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge anticipated local currency margin and certain assets and liabilities are marked to market with the resulting transaction gains or losses included in other income.

Income Taxes: Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes.

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

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis principally over 40 years. As of February 28, 1998 and February 22, 1997, accumulated amortization was $24,164,000 and $19,498,000, respectively.

New Accounting Pronouncements: In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128). This Statement establishes standards for computing and presenting earnings per share. The Company adopted the provisions of this Statement during fiscal 1998. All earnings per share amounts for all periods presented have been restated to conform to the new requirements.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement established new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe this statement will have a material impact on the financial statements of the Company.

Also in 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of this Statement will not affect results of operations or financial position, but will affect the disclosure of segment information.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A - SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

In April 1998, the Financial Accounting Standards Board issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This Statement, which requires the expensing of start-up costs, will be required to be adopted by the Company during fiscal 2000. The Company is currently in the process of evaluating the impact of this Statement on the Company's operations.


NOTE B - BUSINESS ACQUISITIONS

On September 1, 1993, the Company acquired 41.5% of the voting common and 41.5% of the nonvoting preferred stock of Racimec Informatica Brasileira S.A. ("Racimec"), a Brazilian company engaged in the lottery business, for cash consideration of approximately $6,900,000 plus related expenses. On January 31, 1996, the Company acquired the remaining voting common stock and 37.7% of nonvoting preferred stock of Racimec for cash consideration of $4,600,000 plus related expenses and the exchange by the Company of $9,400,000 of notes and related accrued interest receivable from a shareholder of Racimec. During fiscal 1998, the Company purchased the remaining nonvoting preferred stock of Racimec for approximately $5,900,000. In connection with the acquisition, the Company has recorded approximately $35,112,000 of goodwill. The results of Racimec for fiscal 1996 are included in the financial statements of the Company using the equity method of accounting through January 31, 1996. Subsequent to January 31, 1996, the accounts of Racimec have been consolidated.

In February 1997, the Company acquired 100% of the voting common stock of SB Industria E Comercio LTDA. ("SB Manaus"), a company located in Brazil, for $2,000,000. SB Manaus was the consortium partner of Racimec in connection with the bid for the on-line lottery contract with Caixa Economica Federal ("Caixa"), Latin America's largest financial institution that runs Brazil's national lottery. The Caixa contract was awarded to Racimec in January 1997.

The following summary presents on an unaudited pro forma basis, the combined results of the Company and Racimec as if the January 31, 1996 acquisition had taken place as of the beginning of fiscal 1996. For purposes of this pro forma presentation, the pre-acquisition results of operations have been adjusted to give effect to interest costs of funds used to finance the acquisition, intercompany transactions and amortization of goodwill.

                                                              Unaudited
                                                            ------------
(Dollars in thousands, except per share amounts)            February 24,
                                                                1996
                                                            ------------
Revenue                                                        $ 787,747

Net income                                                        54,085

Earnings per share:
     Basic                                                     $    1.25
     Diluted                                                        1.24

The above pro forma information does not purport to represent the Company's actual results of operations had the January 31, 1996 acquisition of Racimec occurred at the beginning of fiscal 1996 or to project the Company's results for any future periods.

On October 3, 1997, the Company acquired 100% of the issued and outstanding capital stock of VideoFax Systems, Inc. ("VideoSite"), a provider of multimedia broadcasting software, for cash consideration of $15,362,000.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE C  - INVENTORIES

Inventories consist of:

                                                    February 28, 1998      February 22, 1997
                                                    -----------------      -----------------
                                                           (Dollars in thousands)
Purchased components                               $           17,202      $          11,483
Finished subassemblies                                          1,719                  1,993
Work in progress                                                7,789                 16,106
Finished goods                                                  1,143                  5,744
                                                              -------                -------
                                                   $           27,853      $          35,326
                                                              =======                =======


NOTE D  - SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS

Systems, equipment and other assets relating to contracts consists of:


                                                      February 28, 1998    February 22, 1997
                                                      -----------------    -----------------
                                                              (Dollars in thousands)
Land and buildings                                    $           5,226    $           5,881
Computer terminals and systems                                1,035,977              925,614
Furniture and equipment                                         107,233               95,284
Contracts in progress                                            56,116               36,872
                                                             ----------           ----------
                                                              1,204,552            1,063,651
Less accumulated depreciation and amortization                  677,696              561,350
                                                             ----------           ----------
                                                      $         526,856    $         502,301
                                                             ==========           ==========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE E - UNCONSOLIDATED AFFILIATES

The Company's investments in unconsolidated affiliated companies over which it exerts significant influence are accounted for using the equity method. The Company has a 22.5% interest in Camelot Group plc ("Camelot"). See Note R. The Company also has a 40% interest in Lottery Technology Enterprises ("LTE"), a 50% interest in each of four joint ventures with Full House Resorts, Inc. ("Full House") and a 50% interest in Union Temporal de Empress ("UTE"). In addition, at February 24, 1996, the Company held a 20% interest in Pacific Online Systems Corporation ("Pacific"). The Company sold its investment in Pacific in fiscal 1997 for $5,895,000.

Camelot is a consortium that operates the United Kingdom lottery and is the largest of the Company's unconsolidated affiliates. The Company's investments in and advances to Camelot amounted to $52,071,000 and $43,358,000 at February 28, 1998 and February 22, 1997, respectively. In addition, the Company's equity in the earnings of Camelot amounted to $20,988,000, $14,394,000 and $17,961,000 for fiscal 1998, 1997 and 1996, respectively. LTE is a joint venture comprised of the Company and District Enterprise for Lottery Technology Applications of Washington, D.C., that holds a contract with the District of Columbia Lottery and Charitable Games Control Board. The joint ventures with Full House are engaged in the financing and development of Native American and other casino gaming ventures. UTE is a joint venture comprised of the Company and Luditec S.A. that provides facility management services to the Catalunya Lottery in Spain. Pacific is a corporation that holds a contract with the Philippine Charity Sweepstakes Office.

The following is a summary of the combined financial condition of the Company's unconsolidated affiliates along with their combined results of operations, used as the basis for applying the equity method of accounting:


                                                          Fiscal Year Ended
                                      ---------------------------------------------------------
                                      February 28, 1998   February 22, 1997   February 24, 1996
                                      -----------------   -----------------   -----------------
                                                       (Dollars in thousands)
Earnings data:
  Revenues                            $       9,098,191   $       7,319,017   $       7,919,759
  Gross profit                                  295,169             235,610             261,445
  Net income                                     99,833              65,743              65,587

Balance sheet data:
  Current assets                      $         757,944   $         646,082   $         731,108
  Noncurrent assets                             123,603             156,472             169,401
  Current liabilities                           599,365             556,011             716,951
  Noncurrent liabilities                         45,101              55,798              29,919


The Company's share of undistributed earnings of affiliated companies included in retained earnings was $35,130,000, $26,203,000 and $17,030,000 at February 28, 1998, February 22, 1997 and February 24, 1996, respectively. Dividends received from unconsolidated affiliates were $15,384,000, $6,881,000 and $3,298,000 in fiscal 1998, 1997 and 1996, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE F  - LONG-TERM DEBT


Long-term debt consists of:

                                                    February 28, 1998     February 22, 1997
                                                    -----------------     -----------------
                                                            (Dollars in thousands)
Revolving credit facility                           $         135,000     $         367,000
7.75% Series A Senior Notes due 2004                          150,000                    --
7.87% Series B Senior Notes due 2007                          150,000                    --
Other                                                          22,490                21,548
                                                             --------              --------
                                                              457,490               388,548
Less current portion                                            3,903                 6,049
                                                             --------              --------
                                                    $         453,587     $         382,499
                                                             ========              ========

The Company has an unsecured revolving credit facility of $400,000,000 expiring in June 2002 (the "Credit Facility"). At February 28, 1998, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.82%. The Company is required to pay a facility fee of .125% per annum on the total revolving credit commitment. The restrictive provisions of the Credit Facility include, among other things, requirements relating to the maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on the ability of the Company to make cash distributions on its Common Stock under certain circumstances. At February 28, 1998, under the most restrictive covenants, the Company had available $77,210,000 of retained earnings for the payment of dividends. The Company has never paid cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest earnings in the operation and expansion of the business of the Company. On May 29, 1997, the Company issued, in a private placement, $150,000,000 of unsecured 7.75% Series A Senior Notes due 2004 and $150,000,000 of unsecured 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes"). Interest on each issue is payable semiannually in arrears. The proceeds from the sale of the Senior Notes were used to pay down the Credit Facility.

Up to $100,000,000 of the Credit Facility may be used for the issuance of letters of credit. There were no letters of credit outstanding under the Credit Facility as of February 28, 1998. The Company had outstanding, at February 28, 1998, $74,182,000 of letters of credit issued outside of the Credit Facility. The weighted average annual cost for these letters of credit was .5%.

At February 28, 1998, long-term debt maturing over the next five fiscal years is as follows:

Fiscal Year                                               (Dollars in thousands)
-----------
1999                                                      $               3,903
2000                                                                     17,087
2001                                                                        ---
2002                                                                        ---
2003                                                                    136,500
Thereafter                                                              300,000


Interest costs incurred by the Company were $34,659,000, $25,036,000 and $24,548,000 (of which $4,348,000, $4,224,000 and $317,000 were capitalized as additional costs of qualifying property during the construction period) for fiscal 1998, 1997 and 1996, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE  G - COMMITMENTS AND CONTINGENCIES


Contracts

Contracts generally contain time schedules for, among other things, commencement of system operations and the installation of terminals, as well as detailed performance standards. The Company is typically required to furnish substantial bonds to secure its performance under these contracts. In addition to other possible consequences, including contract termination, failure to meet specified deadlines or performance standards could trigger substantial penalties in the form of liquidated damage assessments. Many of the Company's contracts permit the customer to terminate the contract at will and do not specify the compensation, if any, to which the Company would be entitled were such a termination to occur.

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

As previously publicly reported, in October 1994, the U.S. Attorney's Office for the District of New Jersey indicted J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and two other individuals who served as consultants to the Company. The indictment alleged essentially that, unbeknownst to the Company, Mr. Smith had received kickbacks from the consultants for his own benefit. The indictment did not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's New Jersey lottery operations. The trial of Mr. Smith and the two consultants commenced in September 1996 in the U.S. District Court for New Jersey, and on October 4, 1996, Mr. Smith and one of the two consultants were found guilty of all charges. The other consultant was found not guilty. The New Jersey U.S. Attorney immediately announced in a press release that a grand jury investigation in that jurisdiction was continuing but did not specify the scope of such investigation. In October 1996, Mr. Smith moved for a new trial. In the midst of these events, the New Jersey Lottery Commission awarded the Company a contract to continue operating the State lottery.

In December 1996, the New Jersey U.S. Attorney's Office issued a new subpoena to the Company, and the Company produced documents in response to this subpoena. In January 1997, the New Jersey U.S. Attorney's Office publicly disseminated on the Internet and to the media a sentencing memorandum containing derogatory information regarding Mr. Smith, several consultants to the Company, and the Company itself. The Company and several other persons mentioned in the sentencing memorandum filed a motion for contempt against the U.S. Attorney's Office, alleging that the public dissemination of the sentencing memorandum, which included secret grand jury information, was improper. In February 1997, the New Jersey U.S. Attorney's Office issued another subpoena to the Company (to which the Company is objecting). The Company is advised that the New Jersey U.S. Attorney's Office subsequently issued subpoenas to a third party seeking financial records of a number of persons presently or formerly employed by or otherwise associated with the Company, including certain former officers and consultants. On February 4, 1998, the United States District Court for the District of New Jersey issued its decision regarding the sentencing memorandum, concluding that it was improperly publicly disseminated, and, among other things, ordered the U.S. Attorney's Office to issue a written letter of apology to the Company. The U.S. Attorney's Office filed a

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE G-COMMITMENTS AND CONTINGENCIES-(continued)

notice of appeal from that order with the Third Circuit Court of Appeals, and the Company filed a conditional notice of appeal in response thereto.

Mr. Smith still has not been sentenced on his October 1996 conviction. On May 5, 1998, the New Jersey Federal Court heard oral argument on Mr. Smith's motion for a new trial. The Court may hear further argument before issuing a decision, which is anticipated shortly.

In 1995, the Texas U.S. Attorney's Office also issued subpoenas to the Company, and the Company has cooperated with this investigation.

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

As widely reported in the Texas media and previously reported by the Company, during fiscal 1997 the Texas Lottery Commission inquired of the Company regarding its business practices relating to the Texas Lottery (as described in particularity in Item 1-"Maintenance of Business Relationships and Certain Legal Matters" of the Company's fiscal 1997 Annual Report on Form 10-K), and the Company has cooperated with those inquiries. In addition, the Texas State Auditor has issued to the Company a Request for Information. The Company complied with that request, and the Texas State Auditor publicly issued its Audit Report on September 1, 1997. The Texas State Auditor found that the Texas Lottery failed to exercise strict control and close supervision over its contractors, and that the Company did not live up to its obligations under the contract and its own ethical policies. The Company submitted a response to the Audit Report disputing many of the Texas State Auditor's conclusions. In
January 1998, the Texas State Auditor notified the Company that it was deferring further audit work relating to the Company's lottery operator contract in Texas.

In August 1997 the Texas Lottery Commission issued a Request for Proposals (the "RFP") with respect to GTECH's lottery operator contract. GTECH filed two administrative protests challenging the RFP, which were denied by the Executive Director and the Texas Lottery Commission. GTECH appealed the denial of the protests to the Travis County District Court. The Commission responded to the appeal by asserting that the Court lacked jurisdiction to consider those claims. In December 1997, GTECH also announced that it had declined to submit a proposal in response to the Commission's RFP in light of the perceived flaws in the RFP and the related procurement process and GTECH's position that it is party to a valid contract with the Commission through August 2002.

In January 1998, GTECH filed a motion for partial summary judgment with the Travis County District Court asking the Court to declare that the terms of the RFP violated Texas law and to invalidate the RFP. On February 6, 1998, the Court heard argument on the Commission's claim that the Court lacked jurisdiction to hear the case and on GTECH's claim that the RFP was unlawful. On February 19, 1998, before the Court rendered a decision on these matters, the Executive Director of the Texas Lottery canceled the RFP without awarding a new contract, thus, in effect, leaving the Company's contract in place. On February 25, 1998, the Court granted the Commission's unopposed motion to voluntarily dismiss the case without prejudice.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE G-COMMITMENTS AND CONTINGENCIES-(continued)

In April 1997, Nora Linares, the former Executive Director of the Texas Lottery Commission, filed suit against GTECH and James Hosker, the Company's Texas Site Director (captioned Nora Alicia Linares v. GTECH Corporation and James Hosker, et al.), in the District Court of Travis County, Texas (261st Judicial District). Ms. Linares, who had been terminated as Executive Director of the Texas Lottery Commission in January 1997, alleges that GTECH, in violation of Texas State Law and its lottery contract with the State of Texas, engaged in questionable business practices, tortiously interfered with her employment relationship with her former employer by, among other things, hiring Michael Moeller, with whom she had a personal relationship, as a consultant, and intentionally inflicted emotional distress upon her. Ms. Linares seeks both a declaratory judgment setting forth the rights, duties and responsibilities which GTECH owes to public officials such as Ms. Linares, as well as actual and exemplary damages from GTECH. Discovery has commenced. GTECH believes that this lawsuit is without merit and is defending itself (and Mr. Hosker) vigorously.

In December 1995, Richard Branson filed suit in the United Kingdom's High Court of Justice (Queen's Bench Division) against GTECH U.K. Corporation, a subsidiary of the Company, and Robert Rendine, its press spokesman (captioned Richard Branson v. GTECH U.K. Corporation and Robert Rendine), and in January 1996, Mr. Branson filed suit in this same court against the Company's then Chairman, Guy
B. Snowden (captioned Richard Branson v. Guy Snowden), alleging in both cases that the defendants had libeled Mr. Branson by denying Mr. Branson's allegation that Mr. Snowden had offered Mr. Branson a bribe not to bid on the U.K. lottery contract in 1993. Mr. Snowden filed a countersuit in January 1996 in the U.K. against Mr. Branson alleging that Mr. Branson's allegations libeled Mr. Snowden. The trial on these matters commenced in January 1998, and concluded on February 2, 1998 with the jury's finding that Mr. Snowden had attempted to bribe Mr. Branson not to bid on the U.K. lottery contract in 1993. The jury awarded damages to Mr. Branson against Mr. Snowden and GTECH UK Corporation in the amount of pounds sterling 100,000 and costs. Mr. Branson's claim against Mr. Rendine was dismissed. Mr. Snowden has filed a notice of appeal with respect to the judgment entered against him.

Following the judgment against Mr. Snowden and GTECH U.K. Corporation, and as widely reported in the media, the Office of the National Lottery of the United Kingdom ("OFLOT"), commenced an inquiry of the Company to determine whether it was "fit and proper" to continue its involvement in the National Lottery under the National Lottery Act, and the Company has cooperated with that inquiry. The Company submitted written representations and evidence to the Director General of OFLOT. In addition, the Board of Directors of the Company made oral submissions to the Director General. On April 9, 1998, the Director General announced his findings that the Company was fit and proper to continue in its capacity as supplier of goods and services to Camelot, the holder of the National Lottery license, and the National Lottery. See Note R.

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

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

In July 1997, Border Capital (Nevada) Corp. ("BCNC"), Border Capital Corp., IBC Investments Limited ("IBC") and Gaming Properties & Investments, LLC ("GPI") filed suit against the Arizona Lottery, the Company and GTECH in the United States District Court for the District of Delaware. The plaintiffs alleged that "Arizona Bingo," a game recently offered by GTECH and the Arizona Lottery, infringed upon United States patents issued in 1994 and 1996 which are represented to be owned by IBC and exclusively licensed to BCNC and GPI. The plaintiffs sought a declaratory judgment that IBC is the owner of the patents and that the patents have been willfully infringed by the defendants; injunctive relief enjoining further alleged infringement; and actual and exemplary damages from the defendants respecting such alleged infringement. GTECH filed its answer in October 1997 and asserted, among other defenses, that the patents in suit are invalid and unenforceable. GTECH filed a counterclaim for declaratory relief.

The Company monitors, and occasionally affirmatively becomes involved in litigation involving Indian gaming in states where such litigation may, directly or indirectly, concern or call into question the legal rights and operations of state lotteries to which the Company provides contract services. The purpose of this effort is to protect state lottery interests, and thus the Company's revenue streams, from service contracts. One such piece of litigation is Rumsey Indian Rancheria v. Wilson, currently pending in the U. S. District Court for the Eastern District of California, which involves a suit by several California Indian tribes against the Governor of California under the federal Indian Gaming Regulatory Act ("IGRA"). The Indian Tribes are claiming that certain elements of the California State Lottery (which is a customer of the Company) and the equipment on which it is run involve the operation of slot machines and, therefore, under IGRA, the tribes also must be permitted to operate slot machines. The State of California is arguing that the California Lottery does not involve the operation of slot machines; however, the State also appears to be taking the position that, if and to the extent the California Lottery does involve the operation of slot machines, it must be terminated because the California Lottery is not exempt from the California law prohibiting the operation of slot machines. The Company recently has been granted leave to file amicus curiae briefs in this case and will argue that the California Lottery does not involve the operation of slot machines and that even if it does, the California Lottery is exempt from the State law prohibition on slot machines. While the Company believes its position in this matter is the correct one and that it should prevail, there can be no assurance that such will be the case, and an adverse ruling could result in some or all of the California Lottery being shut down for an indeterminate period which, in turn, could adversely affect the Company's substantial revenues from and investment in the California Lottery.

The Company also is subject to certain legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect the Company's consolidated financial position or results of operations.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE H - STOCK OPTION PLANS

The GTECH Holdings Corporation 1994 Stock Option Plan, as amended, (the "1994 Plan") authorizes up to an aggregate of 1,800,000 shares of Common Stock for the granting of incentive stock options and nonqualified stock options to officers and other key employees of the Company at a price not less than the fair market value of a share of Common Stock on the date the option is granted. Options expire 10 years after date of grant and generally become exercisable ratably over a four-year period from date of grant (subject to acceleration in certain circumstances).

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the 1994 Plan. Accordingly, no compensation expense has been recognized. Had compensation expense for options granted under the 1994 Plan after February 25, 1995 been determined based on the estimated fair value at the grant dates for awards under the plan, the Company's pro forma net income and basic and diluted earnings per share for fiscal 1998, 1997 and 1996 would have been $25,551,000 and $.61 and $.61, respectively, $76,331,000 and $1.78 and $1.76, respectively, and $66,295,000 and $1.53 and $1.52, respectively. The effects on fiscal 1998, 1997 and 1996 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years because of the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of options granted after February 25, 1995 under the 1994 Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998, 1997 and 1996, respectively: risk-free interest rates of 6.16%, 5.59% and 5.78%; volatility factors of the expected market price of the Company's common stock of .28, .32 and .37; and a weighted-average expected life of the option of 7.9 years, 4.0 years and 7.2 years. The Company did not assume a dividend yield for fiscal 1998, 1997 or 1996. Under these assumptions, the weighted-average fair value of an option to purchase one share granted in fiscal 1998, 1997, and 1996, respectively, was approximately $15, $10 and $13.

A summary of the Company's 1994 Plan stock option activity and related information follows:



                                                                        Fiscal Year Ended
                                        -----------------------------------------------------------------------------------
                                           February 28, 1998             February 22, 1997             February 24, 1996
                                        -----------------------       -----------------------       -----------------------
                                                       Weighted                      Weighted                      Weighted
                                         Shares        Average         Shares        Average         Shares        Average
                                          under        Exercise         under        Exercise         under        Exercise
                                         Options        Price          Options        Price          Options        Price
                                        ---------      -------        ---------      -------        ---------      -------
Outstanding at beginning of year        1,306,175      $23.303        1,214,150      $21.964          793,500      $17.532
Granted                                   202,000       32.365          195,500       28.656          567,500       26.844
Exercised                                 (60,250)      18.043          (79,225)      17.433          (33,850)      16.875
Forfeited                                 (46,375)      25.112          (24,250)      18.603         (113,000)      16.875
                                        ---------                     ---------                     ---------
Outstanding at end of year              1,401,550      $24.775        1,306,175      $23.303        1,214,150      $21.964
                                        =========                     =========                     =========

Exercisable at end of year                685,925      $22.761          402,675      $21.865          147,425      $17.759

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE  H - STOCK OPTION PLANS -(CONTINUED)

Exercise prices for options outstanding under the 1994 Plan are summarized as follows:


                                         Weighted Average
                                    ------------------------                Weighted
                                     Remaining                               Average
    Range of           Options      Contractual    Exercise     Options     Exercise
 Exercise Prices     Outstanding        Life         Price    Exercisable     Price
-----------------    -----------    -----------    --------   -----------   --------
February 28, 1998
$16.875 - $22.188        486,300            6.9      17.977       338,175     18.048
$25.688 - $32.720        915,250            8.1      28.387       347,750     27.344

February 22, 1997
$16.875 - $22.188        557,925            7.9      17.861       235,550     18.012
$25.688 - $31.500        748,250            8.8      27.361       167,125     27.295



In May 1997, the Board of Directors of the Company adopted, and in July 1997 shareholders approved, the GTECH Holdings Corporation 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorizes up to an aggregate of 2,800,000 shares of Common Stock for the granting of incentive stock options and nonqualified stock options to officers and other key employees of the Company at a price not less than the fair market value on the date the option is granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors, but not earlier than six months from the date of grant, except in limited circumstances. Options expire 10 years after the date of grant unless an earlier expiration date is set at the time of grant. No participant in the 1997 Plan may be granted options under the 1997 Plan in any calendar year to purchase more than 150,000 shares. At February 28, 1998, no options had been granted under the 1997 Plan. The 1997 Plan essentially replaces the 1994 Plan, and no further options will be granted under the 1994 Plan.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE I  - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Fiscal Year Ended
                                      ---------------------------------------------------------
                                      February 28, 1998   February 27, 1997   February 24, 1996
                                      -----------------   -----------------   -----------------
                                      (Dollars and shares in thousands, except per share amounts)
Numerator:
  Net income                          $          27,214   $          77,803   $          66,627

Denominator:
  Weighted average shares - Basic                41,887              42,976              43,236

  Effect of dilutive securities:
    Employee stock options                          342                 333                 246
                                                -------             -------             -------
  Weighted average shares - Diluted              42,229              43,309              43,482
                                                =======             =======             =======
Basic earnings per share              $             .65   $            1.81    $           1.54
                                                =======             =======             =======
Diluted earnings per share            $             .64   $            1.80    $           1.53
                                                =======             =======             =======

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE  J - INCOME TAXES

The components of income before income taxes were as follows:

                                                 Fiscal Year Ended
                                  -------------------------------------------------
                                  February 28,      February 22,       February 24,
                                      1998             1997               1996
                                  ------------      ------------       ------------
                                               (Dollars in thousands)
United States                     $      4,883      $     93,990       $     92,101
Foreign                                 39,730            37,879             22,774
                                      --------          --------           --------
                                  $     44,613      $    131,869       $    114,875
                                      ========          ========           ========


Significant components of the provision for income taxes were as follows:

                                                      Fiscal Year Ended
                                          -----------------------------------------
                                          February 28,   February 22,  February 24,
                                              1998           1997          1996
                                          ------------   ------------  ------------
                                                    (Dollars in thousands)
Current:
  Federal                                $      17,254   $     11,050  $      7,882
  State                                          5,154          5,970         5,150
  Foreign                                       19,178         14,605        14,376
                                              --------       --------      --------
    Total Current                               41,586         31,625        27,408
                                              --------       --------      --------
Deferred:
  Federal                                $     (21,504)  $     20,040  $     15,615
  State                                         (2,683)         2,401           797
                                              --------       --------      --------
    Total Deferred                             (24,187)        22,441        16,412
                                              --------       --------      --------
Charge in lieu of income taxes                      --             --         4,428
                                              --------       --------      --------
    Total Provision                      $      17,399   $     54,066  $     48,248
                                              ========       ========      ========


Charge in lieu of income taxes represents the income tax benefit allocated to shareholders' equity related to the excess of tax deductions over book expense for restricted stock plans.

Significant components of the Company's deferred tax assets and liabilities were as follows:


                                                     February 28,      February 22,
                                                         1998              1997
                                                     ------------      ------------
                                                          (Dollars in thousands)
Deferred tax assets:
 Accruals not currently deductible for tax purposes  $     30,783      $     22,911
 Special charge                                            24,947                --
 Cash collected in excess of revenue recognized             2,446             5,045
 Inventory reserves                                         2,058             3,084
 Other                                                        798             2,128
                                                         --------           -------
                                                           61,032            33,168

Deferred tax liabilities:
 Depreciation                                             (26,736)          (26,306)
 Advance payments                                          (7,502)           (5,850)
 Other                                                     (6,057)           (4,462)
                                                         --------          --------
                                                          (40,295)          (36,618)
                                                         --------          --------
 Net deferred tax assets (liabilities)               $     20,737      $     (3,450)
                                                         ========          ========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE  J - INCOME TAXES-(CONTINUED)

Undistributed earnings of foreign subsidiaries, excluding accumulated net earnings of foreign subsidiaries that, if remitted, would result in little or no additional tax because of the availability of foreign tax credits, amounted to $4,000,000 at February 28, 1998. These earnings reflect full provision for foreign income taxes and are intended to be indefinitely reinvested in foreign operations. United States taxes that would be payable upon the remittance of these earnings are estimated to be $360,000.

The effective income tax rate on income before income taxes differed from the statutory federal income tax rate for the following reasons:


                                                          Fiscal Year Ended
                                             -----------------------------------------
                                             February 28,   February 22,  February 24,
                                                 1998           1997          1996
                                             ------------   ------------  ------------
Federal income tax using statutory rate             35.0%          35.0%         35.0%
State taxes, net of federal benefit                  3.6            4.0           4.0
Equity in earnings of unconsolidated
  affiliates                                         3.2           (2.7)         (3.1)
Nondeductible expenses                               4.2            1.4           2.0
Goodwill                                             3.7            1.1            .9
Tax credits                                         (6.5)            --            --
Other                                               (4.2)           2.2           3.2
                                                    ----           ----          ----
                                                    39.0%          41.0%         42.0%
                                                    ====           ====          ====

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE  K - TRANSACTIONS WITH RELATED PARTIES

Sales of products and services to Camelot and the other members of the U.K. lottery consortium were $53,355,000, $53,298,000 and $56,451,000 in fiscal 1998,
1997 and 1996, respectively. At February 28, 1998 and February 22, 1997, the Company had receivables net of advance payments of $7,159,000 and $7,035,000, respectively, from Camelot and the other members of the consortium.

Sales of products and services to LTE were $3,907,000, $3,714,000 and $3,334,000 in fiscal 1998, 1997 and 1996, respectively. At February 28, 1998 and February 22, 1997, the Company had receivables of $326,000 and $265,000, respectively, from LTE.

Sales of products to Racimec were $2,140,000 in fiscal 1996.

At February 28, 1998 and February 22, 1997, the Company had a note receivable from Full House of $3,000,000. The note was interest free until January 25, 1998 and interest bearing thereafter at the prime rate. Interest is payable monthly. The principal balance of the note is due on January 25, 2001. In addition, at February 22, 1997 the Company had a loan receivable from one of its joint ventures with Full House in the amount of $6,336,000. Interest on the loan was payable monthly at the prime rate plus 1%. During fiscal 1998 the loan was repaid in full.

The Company has a loan program under its expired Restricted Stock Unit Plan that assists employees in paying federal and state income tax withholdings associated with stock awards that became taxable compensation to them. Current and future loans and related interest are repayable on February 1, 1999. The loans are evidenced by promissory notes that bear interest at the rate of 7.1% per annum. Loans outstanding at February 28, 1998 and February 22, 1997, amounted to $292,000 and $389,000, respectively.

The Company paid rent of $2,612,000, $2,619,000 and $2,612,000 to West Greenwich Technology Associates Limited Partnership (that is 50% owned by the Company and 50% owned by an unrelated third party), in fiscal 1998, 1997 and 1996, respectively, for the Company's West Greenwich, Rhode Island corporate headquarters and research and development and main production facility. The agreement calls for rent payments to escalate to $3,510,000 beginning March 1, 1999, and to $3,531,000 beginning March 1, 2004.

During fiscal 1995, the Company, pursuant to the terms of an employment agreement with William Y. O'Connor, its current Chairman and Chief Executive Officer, made loans to him to enable him to retire certain third-party indebtedness. The loans consisted of a $400,000 loan under a line of credit arrangement that required no interest and that was repaid during fiscal 1997 and a loan in the amount of $500,000 bearing interest at the rate of 6.0% per annum that was repayable in full on or before November 1, 1999. During fiscal 1998, the Company extended the due date of the $500,000 loan from November 1, 1999 to January 1, 2000 and agreed to forgive the principal amount of the loan in four equal installments on August 1, 1997, January 1, 1998, January 1, 1999, and January 1, 2000. Interest will continue to accrue at 6.0% per annum on the outstanding principal balance of the loan. Loans outstanding, including interest, at February 28, 1998 and February 22, 1997, amounted to $281,000 and $536,000, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE  L - LEASES

The Company leases certain facilities, equipment and vehicles under noncancelable operating leases that expire at various dates through fiscal 2014. Certain of these leases have escalation clauses and renewal options ranging from one to 10 years. The Company is required to pay all maintenance, taxes and insurance relating to its leased assets.


Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial terms greater than one year, consist of the following at February 28, 1998:

Fiscal Year                                          (Dollars in thousands)
-----------
   1999                                              $              26,734
   2000                                                             25,922
   2001                                                             16,862
   2002                                                             15,123
   2003                                                             13,285
   Thereafter                                                       55,456
                                                                  --------
   Total minimum lease payments                      $             153,382
                                                                  ========


Rental expense for all operating leases was $28,937,000, $27,471,000 and $23,285,000 for fiscal 1998, 1997 and 1996, respectively.


NOTE  M - EMPLOYEE BENEFITS

The Company has two defined contribution 401(k) retirement savings and profit sharing plans (the "Plans") covering substantially all full-time employees in the United States and the Commonwealth of Puerto Rico. Under these Plans, an eligible employee may elect to defer receipt of a portion of base pay for each year in which case the Company will contribute this amount on the employee's behalf to the Plans and also will make a matching contribution equal to 50% of the amount that the employee has elected to defer, up to a maximum matching contribution of 2 1/2% of the employee's base pay. The Company, at its discretion, may contribute additional amounts to the Plans on behalf of employees based upon its profits for a given fiscal year. Participants are 100% vested at all times in their entire account balance in the Plans. Benefits under the Plans generally will be paid to participants upon retirement or in certain other limited circumstances. In fiscal 1998, 1997 and 1996, the Company recorded expense under these plans of $5,706,000, $7,010,000 and $4,478,000, respectively.

The Company has a Supplemental Retirement Plan, that is a defined contribution plan that provides additional retirement benefits to certain key employees. The Company, at its discretion, may contribute additional amounts to the plan on behalf of such key employees equal to the percentage of profit sharing contributions contributed for the calendar year multiplied by the key employees' compensation (as defined) for such year. In fiscal 1998, 1997 and 1996 the Company recorded expense under this plan of $952,000, $1,254,000 and $804,000, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE  N - FOREIGN OPERATIONS

The Company's geographic area data is summarized below:


                                                               Fiscal Year Ended
                                                ------------------------------------------------
                                                February 28,      February 22,      February 24,
                                                    1998              1997              1996
                                                ------------      ------------      ------------
                                                            (Dollars in thousands)
Service Revenues and Product Sales:
  United States                                 $    690,226      $    670,090      $    585,258
  Brazil                                              88,590            55,769             4,346
  Other Foreign                                      211,751           178,413           154,486
                                                   ---------         ---------         ---------
                                                $    990,567      $    904,272      $    744,090
                                                   =========         =========         =========

Operating Profit:
  United States                                 $     11,431      $    108,697      $    101,208
  Brazil                                               1,347            (6,114)           (2,485)
  Other Foreign                                       55,246            46,026            36,645
                                                   ---------         ---------         ---------
    Total Operating Profit                            68,024           148,609           135,368
General corporate expenses                           (23,920)          (21,518)          (17,385)
Interest expense                                     (30,311)          (20,812)          (24,231)
Interest income                                        5,733             4,424            12,124
Equity in earnings of unconsolidated
  affiliates                                          24,376            16,727             8,060
Other income                                             711             4,439               939
                                                   ---------         ---------         ---------
Income before income taxes                      $     44,613      $    131,869      $    114,875
                                                   =========         =========         =========


                                                February 28,        February 22,    February 24,
                                                   1998                1997            1996
                                                ------------        ------------    ------------
                                                              (Dollars in thousands)
Identifiable Assets:
  United States                                 $    651,804        $  685,125      $    579,154
  Brazil                                             191,950            96,544            94,754
  Other Foreign                                      123,310           131,608           135,314
                                                 -----------         ---------       -----------
                                                     967,064           913,277           809,222

Investments in and advances to
   unconsolidated affiliates                          64,808            56,693            49,068
Other corporate assets                                45,733            23,235            28,444
                                                 -----------         ---------       -----------
                                                   1,077,605           993,205           886,734
Eliminations                                         (53,793)          (36,664)          (27,354)
                                                 -----------         ---------       -----------
  Total Assets                                  $  1,023,812        $  956,541      $    859,380
                                                 ===========         =========       ===========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE  N - FOREIGN OPERATIONS-(CONTINUED)

For fiscal 1998, 1997 and 1996, the Company's United States revenues included export sales of $54,102,000, $88,440,000, and $54,969,000, respectively, principally as follows: to continental Europe and New Zealand in the amounts of $32,823,000 and $9,148,000, respectively, in fiscal 1998; to continental Europe, Asia and the United Kingdom in the amounts of $54,166,000, $14,401,000 and $10,818,000, respectively, in fiscal 1997; and to continental Europe and the United Kingdom in the amounts of $24,788,000 and $16,896,000, respectively, in fiscal 1996.

For fiscal 1998, 1997 and 1996, the aggregate revenues from the Company's lottery operations in the State of Texas represented 14.2%, 15.8% and 17.5% of the Company's consolidated revenues, respectively. No other customer accounted for more than 10% of consolidated revenues in such years.


NOTE  O - FINANCIAL INSTRUMENTS

Cash and cash equivalents

Cash equivalents are stated at cost which approximates fair value.

Debt

The carrying amounts of the Company's borrowings under the Credit Facility approximates fair value. The estimated fair value of the Senior Notes as determined by an independent investment banker approximated $321,277,500 at February 28, 1998.

Forward Exchange Contracts

As of February 28, 1998 and February 22, 1997, the Company had approximately $9,466,000 and $13,829,000, respectively, of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily pounds Sterling and Singapore dollars) and approximately $27,018,000 and $20,567,000, respectively, of outstanding foreign currency exchange contracts to sell foreign currencies (primarily Spanish pesetas, New Zealand dollars and Irish punts). The fair values of the Company's foreign currency exchange contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation when necessary for maturity differences. The carrying value of these contracts, in the aggregate, approximated fair value at February 28, 1998 and February 22, 1997.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE  P - SPECIAL CHARGE

In the fourth quarter of fiscal 1998, the Company recorded a $99,382,000 special charge ($60,623,000 after-tax, or $1.45 per basic share; $1.44 per diluted share).

In February 1998, the Company entered into an asset purchase agreement with Citicorp Services, Inc. ("Citicorp") to sell electronic benefits transfer (EBT) contracts and certain related assets held by the Company's Transactive subsidiary ("Transactive"). Under the agreement, Citicorp is to pay Transactive approximately $11,500,000, subject to adjustments, for EBT contracts and significant related assets pertaining to four jurisdictions: Illinois; Indiana; Sacramento County, California; and Texas. The transaction is subject to the consents of the applicable state contract parties and to regulatory approvals, including the U.S. Department of Justice which is reviewing the transaction and may challenge it. The Company expects to receive a decision from the Department of Justice in June 1998. Under a post-closing transition plan, expected to be completed by December 1998, Citicorp is to assume sole management of the EBT systems previously operated by Transactive for the four jurisdictions. After December 1998, Transactive is to continue to provide services to Citicorp as a subcontractor for a period of time. The sale does not include the contracts or assets in connection with Transactive's provision of benefit identification cards to the State of New York, electronic payment file transfer services to the City of New York, or hunting, fishing and recreational licenses to the State of Texas. Those services will continue to be provided by Transactive. The Company has decided not to pursue new opportunities in those areas or seek new U.S. EBT contracts. In connection with the sale of the EBT contracts and related assets, the Company recorded a fourth quarter charge of approximately $32,877,000 to write down assets to net realizable value. This charge assumes that requisite customer and regulatory approvals will be received. In the event that some or all approvals are not received, the transaction may not be able to be consummated and/or an additional charge may be required. At February 28, 1998, assets held for sale of $14,178,000, consist primarily of EBT contract assets to be acquired by Citicorp under the asset purchase agreement.

Because of the decision to forgo future EBT-related opportunities, it was anticipated that cash flows from the New York State identification card contract and the Texas license contract would not be sufficient to recover capital investment because these two contracts utilize certain EBT assets. Accordingly, the Company wrote down assets related to these two contracts by approximately $10,678,000.

In order to compete more effectively for future business opportunities and to enhance the efficiency and effectiveness of the Company's core lottery operations, the Company will undergo a worldwide workforce reduction to eliminate a total of approximately 800 positions (virtually all of which will occur in fiscal 1999), close certain administrative offices and reposition its WorldServ subsidiary. The Company recorded charges of approximately $20,973,000 associated with these actions.

The special charge also includes approximately $19,951,000 of contractual obligations in connection with the departures of Guy B. Snowden and Victor Markowicz (the Company's former Chairman and Vice Chairman, respectively) from the Company, along with legal costs in connection with the Branson litigation and judgement in the U.K., and asset impairment charges of approximately $14,903,000 relating to two of the Company's lottery contracts. Severance payments made in fiscal 1998 relating to the special charge were approximately $9,505,000.

The major components of the special charge accrual at February 28, 1998 of $33,631,000, are severance of $23,457,000 and lease termination costs of $3,861,000.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE Q - QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)


The following is a summary of the quarterly results of operations for fiscal 1998 and 1997:

                                            First         Second          Third         Fourth
                                           Quarter        Quarter        Quarter        Quarter
                                           -------        -------        -------        -------
                                               (Dollars in thousands, except per share amounts)
Fiscal year ended February 28, 1998:
  Service revenues                          $225,930       $209,139       $213,116      $220,337
  Sales of products                           19,241         17,671         51,649        33,484
  Gross profit                                77,128         74,093         82,005        80,042
  Net income (loss)                           19,320         20,225         23,933       (36,264)

  Basic earnings per share                  $    .46       $    .48       $    .57      $   (.87)

  Diluted earnings per share                $    .46       $    .48       $    .57      $   (.87)

Fiscal year ended February 22, 1997:
  Service revenues                          $194,986       $191,812       $198,259      $204,477
  Sales of products                           16,187         23,141         33,621        41,789
  Gross profit                                70,304         66,469         71,963        76,433
  Net income                                  18,203         17,501         19,080        23,019

  Basic earnings per share                  $    .42       $    .41       $    .44      $    .54

  Diluted earnings per share                $    .42       $    .40       $    .44      $    .54

The fiscal year 1997 and first three quarters of fiscal year 1998 earnings per share amounts have been restated to comply with FAS 128.

In the fourth quarter of fiscal 1998, the Company recorded a $99,382,000 special charge (See Note P).


NOTE  R - SUBSEQUENT EVENT

In April 1998, the Company sold its investment in Camelot to Camelot for approximately $84,904,000. The book value of the Camelot investment at the time of sale was approximately $51,763,000. A portion of the cash received by the Company would have to be returned to Camelot in the event that Camelot loses its operating license for reasons attributable to the Company. Accordingly, the Company has deferred the recognition of the gain from the sale of its investment and will recognize such gain evenly over the remaining period of Camelot's operating license. The sale of the equity interest does not affect the Company's position as the principal supplier of goods and services to Camelot.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10--"Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11--"Executive Compensation," Item 12--"Security Ownership of Certain Beneficial Owners and Management" and Item 13--"Certain Relationships and Related Transactions" of Form 10-K is incorporated herein by reference Holding' definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held in July 1998, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statement Schedules and Exhibits:
                                                                         Page(s)
                                                                         -------
(1) Report of Ernst & Young LLP, Independent Auditors

(2) Report of Price Waterhouse, Independent Accountants

The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at
     February 28, 1998 and
     February 22, 1997

Consolidated Income Statements
     Fiscal year ended February 28, 1998,
     Fiscal year ended February 22, 1997 and
     Fiscal year ended February 24, 1996

Consolidated Statements of Shareholders' Equity--
     Fiscal year ended February 28, 1998,
     Fiscal year ended February 22, 1997 and
     Fiscal year ended February 24, 1996

Consolidated Statements of Cash Flows--
     Fiscal year ended February 28, 1998,
     Fiscal year ended February 22, 1997 and
     Fiscal year ended February 24, 1996

Notes to Consolidated Financial Statements

SCHEDULES OMITTED:

All schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto.

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

3.3      Amended and Restated By-Laws of Holdings (incorporated by reference to
         Exhibit 3.3 of Holdings' 1997 10-K).

4.1 Amended and Restated Credit Agreement, dated as of June 18, 1997, among GTECH, certain lenders and Bank of Montreal, Banque Paribas, Fleet National Bank, The Bank of Nova Scotia and BankBoston, N.A., as Co-Agents; The Bank of New York, as Documentation Agent, and NationsBank, as Administrative Agent (incorporated by reference to Exhibit 4.1 of Holdings' 10-Q for the quarterly period ended May 31, 1997.)

4.2 Note and Guarantee Agreement, dated as of May 15, 1997, among GTECH, Holdings and certain financial institutions (incorporated by reference to Exhibit 4.2 of Holdings' 10-Q for the quarterly period ended May 31,
         1997).

4.3 Specimen Form of certificate for Common Stock (incorporated by reference to Exhibit 4.18 of the December 1992 S-1).

4.4 Management Equity Agreement dated as of January 23, 1998 among Holdings and certain Investors signatory thereto (incorporated by reference to Exhibit (b)(9) to the Schedule 13E-3 filed by the Company, GTECH, GTEK Acquisition, DLJCC, Victor Markowicz and Guy B. Snowden, File No. 0-12604, a copy of which may be obtained from the Public Reference Bureau of the Securities and Exchange Commission).

4.5 First Amendment dated as of July 31, 1990 to the Management Equity Agreement dated as of January 23, 1998 among Holdings and certain Investors signatory thereto (incorporated by reference to Exhibit 4.16 to the 1990 S-1, File No. 0-12604, a copy of which may be obtained from the Public Reference Bureau of the Securities and Exchange Commission).

4.6 Amendment No. 2 dates as of May 1, 1990, and Amendment No. 3 dated as of May 6, 1990, to the Management Equity Agreement dated as of January 23, 1990 among the Company and certain Investors signatory thereto (incorporated by reference to Exhibit 10.3 to GTECH's 1991 10-K).

4.7 Amendment No. 4, dated as of September 15, 1993, to the Management Equity Agreement dated as of January 23, 1990, among the Company and certain Investors signatory thereto (incorporated by reference to Exhibit 4.13 of the Company's 1994 10-K).

4.8 Amendment No. 6, dated as of October 29, 1993, to the Management Equity Agreement dated as of January 23, 1990 among the Company and certain Investors signatory thereto (incorporated by reference to Exhibit 4.14 of the Company's 1994 10-K).

10.1 Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Victor Markowicz (incorporated by reference to Exhibit (b)
         (11) to the Schedule 13E.3 filed by GTECH Corporation, Holdings, GTEK Acquisition, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJCC"), Victor Markowicz and Guy B. Snowden, File No. 0-12604).*

10.2 Amendment to the Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Victor Markowicz (incorporated by reference to Exhibit 10.2 to the July 1992 S-1).*

10.3 Confirmation of Waiver respecting certain provisions of the Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Victor Markowicz, dated February 13, 1996 (incorporated by reference to
         Exhibit 10.3 of Holdings' 1996 10-K).*

10.4 Second Amendment to Employment Agreement dated February 12, 1997 among GTECH, Holdings and Victor Markowicz (incorporated by reference to
         Exhibit 10.4 of Holdings' 1997 10-K).*

+10.5 Severance Agreement and Release dated as of February 28, 1998 by and among GTECH, Holdings and Victor Markowicz.*

10.5 Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Guy B. Snowden (incorporated by reference to Exhibit (b)
         (12) to the Schedule 13E.3 filed by GTECH, Holdings, GTEK Acquisition, DLJCC, Victor Markowicz and Guy B. Snowden, file no. 0-12604).*

10.6 Amendment to the Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Guy B. Snowden (incorporated by reference to Exhibit 10.4 of the July 1992 S-1).*

10.7 Confirmation of Waiver respecting certain provisions of the Employment Agreement dated as of January 23, 1990 between GTECH, the Company and Guy B. Snowden, dated February 13, 1996 (incorporated by reference to
         Exhibit 10.6 of Holdings' 1996 10-K).*

10.8 Second Amendment to Employment Agreement dated as of February 12, 1997 among GTECH, Holdings and Guy B. Snowden (incorporated by reference to
         Exhibit 10.8 of Holdings' 1997 10-K).*

+10.9 Severance Agreement and Release dated as of February 3, 1998 by and among GTECH, Holdings and Guy B. Snowden.*

10.10 Amended and Restated Employment Agreement dated September 19, 1997 between GTECH, Holdings and William Y. O'Connor (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended August 30, 1997).*

+10.11 First Amendment to Employment Agreement dated as of April 6, 1998 between GTECH, Holdings and William Y. O'Connor.*

+10.12 Amended and Restated Employment Agreement dated as of December 1, 1995 between GTECH and Laurance W. Gay.*

10.13 Agreement dated July 15, 1997 between Holdings and Laurance W. Gay (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended August 30, 1997).*

+10.14 Severance Agreement and Release dated March 9, 1998 between GTECH, Holdings and Laurance W. Gay.

10.15 Agreement dated July 15, 1997 between Holdings and Thomas J. Sauser (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended August 30, 1997).*

10.16 Agreement dated July 15, 1997 between Holdings and Michael R. Chambrello (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended August 30, 1997).*

10.17 GTECH Corporation Executive Perquisites Program (incorporated by reference to Exhibit 10.8 of Holdings' 1993 10-K).*

10.18    Form of Indemnification Agreement (incorporated by reference as Exhibit
         10.14 of GTECH's 1992 10-K).

10.19 List of Indemnification Agreement signatories and dates (incorporated by reference to Exhibit 10.17 of Holdings' 1996 10-K).

+10.20 Form of Executive Separation Agreement and Schedule of Recipients (form of Executive Separation Agreement incorporated by reference to Exhibit
         10.18 of Holdings' 1996 10-K).*

+10.21 Supplemental Retirement Plan effective January 1, 1992 and List of participants (form of Supplemental Retirement Plan incorporated by reference to Exhibit 10.16 of GTECH's 1992 10-K).*

10.22 Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public
              Accounts--Lottery Division, dated March 7, 1992 (incorporated by reference to Exhibit 10.44 of GTECH's 1992 10-K).

10.23 Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated June 1, 1994 (incorporated by reference to Exhibit 10 of Holdings' 10-Q for the quarterly period ended May 25, 1996).

10.24 Second Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated May 28, 1996 (incorporated by reference to Exhibit 10.1 to the Form S-3 of Holdings, Registration No. 333-3602).

10.25 Purchase and Sale Agreement dated 8 February 1994 between Camelot Group plc and GTECH (incorporated by reference to Exhibit 10.31 of Holdings' 1995 10-K).

10.26 Terminals Supply Agreement dated 8 February 1994 among Camelot Group plc, International Computers Limited and GTECH (incorporated by reference to Exhibit 10.32 of the Company's 1995 10-K).

10.27 Field Services Agreement dated 8 February 1994 among Camelot Group plc, International Computers Limited and GTECH (incorporated by reference to Exhibit 10.33 of Holdings' 1995 10-K).

10.28 Lottery Technology Support Services Agreement dated 8 February 1994 between Camelot Group plc and GTECH (incorporated by reference to Exhibit 10.34 of Holdings' 1995 10-K).

10.29 Letter dated March 31, 1998 to William Y. O'Connor, Chairman and Chief Executive Officer of GTECH, from Tim Holley, Chief Executive Officer of Camelot Group plc (incorporated by reference to Exhibit
              10.1 of Holdings' 8-K filed on May 5, 1998).

10.30 Letter dated April 1, 1998 to William Y. O'Connor, Chairman and Chief Executive Officer of GTECH, from Tim Holley, Chief Executive Officer of Camelot Group plc (incorporated by reference to Exhibit
              10.2 of Holdings' 8-K filed on May 5, 1998).

10.31 Agreement dated April 20, 1998 between Camelot Group plc and GTECH U.K. Limited for the purchase by Camelot Group plc of 11,250,000 of its own shares (incorporated by reference to Exhibit 10.3 of Holdings' 8-K filed on May 5, 1998).

10.32 Deed of Variation, dated April 20, 1998, between De La Rue plc, Racal Electronics plc, Cadbury Schweppes plc, International Computers Limited, GTECH UK Limited, Holdings, Camelot Group plc, the Director General of the National Lottery and the Secretary of State for Culture, Media & Sport (incorporated by reference to
              Exhibit 10.4 of Holdings' 8-K filed on May 5, 1998).

10.33 Exit Agreement between De La Rue plc, Racal Electronics plc, GTECH U.K. Limited, Cadbury Schweppes Public Limited Company, International Computers Limited, GTECH Corporation and Camelot Group (incorporated by reference to Exhibit 10.5 of Holdings' 8-K filed on May 5, 1998).

10.34 Amended and Restated Agreement of Limited Partnership by and among GTECH, GP Technology Associates, L.P. and GP Technology, Inc. dated August 26, 1993; Certificate of Limited Partnership of West Greenwich Technology Associates, L.P. dated August 26, 1993; Amended and Restated Indenture of Lease between GTECH and West Greenwich Technology Associates, L.P. dated August 26, 1993 (incorporated by reference to Exhibit 10.24 of Holdings' 1994 10-K).

10.35 Business Agreement dated December 28, 1990 between Digital Equipment Corporation and GTECH; Work Statement Number NED91188 dated March 11, 1991 to GTECH from Digital Equipment Corporation; First Addendum dated March 19, 1991 to Digital Work Statement Number NED91188 dated March 11, 1991 to GTECH from Digital Equipment Corporation (incorporated by reference to Exhibit 10.57 of the July 1992 S-1).

10.36 Maintenance Agreement Number 117A dated December 1, 1989, between GTECH and Concurrent Computer Corporation (incorporated by reference to Exhibit 10.58 of the July 1992 S-1).

10.37 Restricted Rights Arrangement between Holdings and Mr. O'Connor (incorporated by reference to Exhibit 10.44 of Holdings' 1995 10-K).*

10.38 1992 Outside Directors' Director Stock Unit Plan (incorporated by reference to Exhibit 10.55 of Holdings' 1993 10-K).*

10.39 1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.40 1996 Non-Employee Directors' Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.41 1997 Stock Option Plan (incorporated herein by reference to the Appendix of Holdings' 1997 Notice of Annual Meeting and Proxy Statement).*

+21.1         Subsidiaries of the Company.

+23.1         Consent of Ernst & Young, LLP.

+23.2         Consent of Price Waterhouse.

+27.1         Fiscal 1998 Financial Data Schedule.

+27.2         Fiscal 1997 Financial Data Schedule

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

(b)  Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on May 28, 1998.

                           GTECH HOLDINGS CORPORATION


                           By:  /s/ William Y. O'Connor
                           William Y. O'Connor, Chairman of the Board and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                      TITLE                                   DATE

/s/ William Y. O'Connor              Director, Chairman of the Board, Chief Executive Officer      May 28, 1998
------------------------             (principal executive officer)
William Y. O'Connor


 /s/ Thomas J. Sauser                Senior Vice President & Chief Financial Officer               May 28, 1998
---------------------------          (principal financial officer)
Thomas J. Sauser



 /s/ Robert J. Plourde               Vice President and Corporate Controller (principal            May 28, 1998
-------------------------------      accounting officer)
Robert J. Plourde

SIGNATURE                                                      TITLE                                   DATE

 /s/ Robert M. Dewey, Jr.                                    Director                              May 28, 1998
-------------------------------
Robert M. Dewey, Jr.



 /s/ Burnett W. Donoho                                       Director                              May 28, 1998
-------------------------------
Burnett W. Donoho



 /s/ Moore                                                   Director                              May 28, 1998
-------------------------------
The Rt. Hon. Lord Moore
 of Lower Marsh, P.C.



 /s/ Lt. Gen. Emmett Paige Jr.                               Director                              May 28, 1998
-------------------------------
Lt. Gen. (Ret.) Emmett Paige, Jr.


                                                             Director                              May 28, 1998
 /s/ Anthony Ruys
-------------------------------
Anthony Ruys

                                EXHIBIT INDEX



+10.5 Severance Agreement and Release dated as of February 28, 1998 by and among GTECH, Holdings and Victor Markowicz.*

+10.9 Severance Agreement and Release dated as of February 3, 1998 by and among GTECH, Holdings and Guy B. Snowden.*

+10.11 First Amendment to Employment Agreement dated as of April 6, 1998 between GTECH, Holdings and William Y. O'Connor.*

+10.12 Amended and Restated Employment Agreement dated as of December 1, 1995 between GTECH and Laurance W. Gay.*

+10.14 Severance Agreement and Release dated March 9, 1998 between GTECH, Holdings and Laurance W. Gay.

+10.20 Form of Executive Separation Agreement and Schedule of Recipients (form of Executive Separation Agreement incorporated by reference to Exhibit
         10.18 of Holdings' 1996 10-K).*

+10.21 Supplemental Retirement Plan effective January 1, 1992 and List of participants (form of Supplemental Retirement Plan incorporated by reference to Exhibit 10.16 of GTECH's 1992 10-K).*

+21.1    Subsidiaries of the Company.

+23.1    Consent of Ernst & Young, LLP.

+23.2    Consent of Price Waterhouse.

+27.1    Fiscal 1998 Financial Data Schedule.

+27.2    Fiscal 1997 Financial Data Schedule

----------------------------

+    Filed herewith.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.