Form 10-K/A
period 1998-02-28
GTECH HOLDINGS CORP
filed 1998-06-26
CIK 857323

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 28, 1998
                         Commission file number 1-11250


                           GTECH Holdings Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                         05-0450121
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                              Number)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On June 16, 1998, there were outstanding 41,302,059 shares of the registrant's Common Stock.

The purpose of this amendment to Form 10-K is to include the audited financial statements of Camelot Group plc, a significant equity method foreign investee, pursuant to rule 3.09 of Regulation S-X which requires such financial statements to be filed as an amendment to the Company's Annual Report on Form 10-K not later than six months following the end of Camelot Group plc's 1998 fiscal year.

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

                                                                                 Page(s)
                                                                                 -------
(1) Report of Ernst & Young LLP, Independent Auditors
(2) Report of Price Waterhouse, Independent Accountants

The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at February 28, 1998 and February 22, 1997

Consolidated Income Statements
  Fiscal year ended February 28, 1998,
  Fiscal year ended February 22, 1997 and
  Fiscal year ended February 24, 1996

Consolidated Statements of Shareholders' Equity
  Fiscal year ended February 28, 1998,
  Fiscal year ended February 22, 1997 and
  Fiscal year ended February 24, 1996

Consolidated Statements of Cash Flows
  Fiscal year ended February 28, 1998,
  Fiscal year ended February 22, 1997 and
  Fiscal year ended February 24, 1996

Notes to Consolidated Financial Statements

The following financial statements of Camelot Group plc are included in Item 14:

Report of Independent Accountants
Profit and Loss Account
   For the period ended 31 January 1998
   For the period ended 1 February 1997
   For the period ended 3 February 1996
Balance Sheet
   31 January 1998
   1 February 1997
Cash Flow Statement
   For the period ended 31 January 1998
   For the period ended 1 February 1997
   For the period ended 3 February 1996
Notes to Financial Statements

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

   10.1 Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Victor Markowicz (incorporated by reference to Exhibit (b) (11) to the Schedule 13E.3 filed by GTECH Corporation, Holdings, GTEK Acquisition, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJCC"), Victor Markowicz and Guy B. Snowden, File No. 0-12604).*

   10.2 Amendment to the Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Victor Markowicz (incorporated by reference to Exhibit 10.2 to the July 1992 S-1).*

   10.3 Confirmation of Waiver respecting certain provisions of the Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Victor Markowicz, dated February 13, 1996 (incorporated by reference to Exhibit 10.3 of Holdings' 1996 10-K).*

   10.4 Second Amendment to Employment Agreement dated February 12, 1997 among GTECH, Holdings and Victor Markowicz (incorporated by reference to Exhibit 10.4 of Holdings' 1997 10-K).*

 **10.5 Severance Agreement and Release dated as of February 28, 1998 by and among GTECH, Holdings and Victor Markowicz.*

   10.5 Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Guy B. Snowden (incorporated by reference to Exhibit
              (b) (12) to the Schedule 13E.3 filed by GTECH, Holdings, GTEK Acquisition, DLJCC, Victor Markowicz and Guy B. Snowden, file no. 0-12604).*

   10.6 Amendment to the Employment Agreement dated as of January 23, 1990 between GTECH, Holdings and Guy B. Snowden (incorporated by reference to Exhibit 10.4 of the July 1992 S-1).*

   10.7 Confirmation of Waiver respecting certain provisions of the Employment Agreement dated as of January 23, 1990 between GTECH, the Company and Guy B. Snowden, dated February 13, 1996 (incorporated by reference to Exhibit 10.6 of Holdings' 1996 10-K).*

   10.8 Second Amendment to Employment Agreement dated as of February 12, 1997 among GTECH, Holdings and Guy B. Snowden (incorporated by reference to Exhibit 10.8 of Holdings' 1997 10-K).*

 **10.9 Severance Agreement and Release dated as of February 3, 1998 by and among GTECH, Holdings and Guy B. Snowden.*

  10.10 Amended and Restated Employment Agreement dated September 19, 1997 between GTECH, Holdings and William Y. O'Connor (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended August 30, 1997).*

**10.11 First Amendment to Employment Agreement dated as of April 6, 1998 between GTECH, Holdings and William Y. O'Connor.*

**10.12 Amended and Restated Employment Agreement dated as of December 1, 1995 between GTECH and Laurance W. Gay.*

  10.13 Agreement dated July 15, 1997 between Holdings and Laurance W. Gay (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended August 30, 1997).*

**10.14 Severance Agreement and Release dated March 9, 1998 between GTECH, Holdings and Laurance W. Gay.

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

  10.18       Form of Indemnification Agreement (incorporated by reference as
              Exhibit 10.14 of GTECH's 1992 10-K).

  10.19 List of Indemnification Agreement signatories and dates (incorporated by reference to Exhibit 10.17 of Holdings' 1996 10-K).

**10.20 Form of Executive Separation Agreement and Schedule of Recipients (form of Executive Separation Agreement incorporated by reference to Exhibit 10.18 of Holdings' 1996 10-K).*

**10.21 Supplemental Retirement Plan effective January 1, 1992 and List of participants (form of Supplemental Retirement Plan incorporated by reference to Exhibit 10.16 of GTECH's 1992 10-K).*

  10.22 Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public
              Accounts--Lottery Division, dated March 7, 1992 (incorporated by reference to Exhibit 10.44 of GTECH's 1992 10-K).

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

 **21.1       Subsidiaries of the Company.

 +23.1        Consent of Ernst & Young, LLP.

 +23.2        Consent of Price Waterhouse.

**27.1        Fiscal 1998 Financial Data Schedule.

**27.2        Fiscal 1997 Financial Data Schedule.

-------------------------------------------------------
+             Filed herewith.

**            Filed with original Fiscal 1998 Form 10-K.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Certain instruments defining the rights of holders of long-term debt have not been filed pursuant to item 601(b)(4)(iii)(A) of Regulation SK. Copies of such instruments will be furnished to the Commission upon request.

(b) Reports on Form 8-K:

A report on Form 8-K was filed by the Company on May 5, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized on June 26, 1998.

                                   GTECH HOLDINGS CORPORATION



Date  June 26, 1998                By  /s/  Robert J. Plourde
                                       ----------------------
                                       Robert J. Plourde, Vice President and
                                       Corporate Controller

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------



                                CAMELOT GROUP PLC
                          ACCOUNTS FOR THE PERIOD ENDED
                                 31 JANUARY 1998


                               REGISTERED NUMBER:
                                     2822203

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------



STATEMENT OF DIRECTORS' RESPONSIBILITIES IN RESPECT OF THE ACCOUNTS

Camelot Group plc has a financial year end of 31 March and prepares its annual report and accounts for that period to comply with the Companies Act 1985. These accounts have been prepared specifically to enable GTECH Corporation, a shareholder in the company, to prepare its own consolidated financial statements and do not represent the results or statutory accounts of the company for its own financial year. In preparing these accounts, the directors are required to:

-    select suitable accounting policies and then apply them consistently;

-    make judgements and estimates that are reasonable and prudent;

- state whether applicable accounting standards have been followed, subject to any material departures disclosed and explained in the accounts;

- prepare the accounts on the going concern basis unless it is inappropriate to presume that the company will continue in business.

The directors are also responsible for keeping proper accounting records which disclose with reasonable accuracy at any time the financial position of the company and to enable them to ensure that the accounts comply with the Companies Act 1985. They are also responsible for taking reasonable steps to safeguard the assets of the company and to prevent and detect fraud and other irregularities.

The directors confirm that they have complied with these requirements, and, having a reasonable expectation that the company has adequate resources to continue in operational existence for the foreseeable future, have adopted the going concern basis in preparing the accounts.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CAMELOT GROUP PLC

We have audited the accompanying balance sheets of Camelot Group plc as of 31 January 1998 and 1 February 1997 and the related profit and loss accounts and cash flow statements, for the periods ended 31 January 1998, 1 February 1997, and 3 February 1996, all expressed in pounds sterling. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United Kingdom which do not differ in any material respect from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Camelot Group plc at 31 January 1998 and at 1 February 1997 and the results of its operations and cash flows for the periods ended 31 January 1998, 1 February 1997 and 3 February 1996 in conformity with generally accepted accounting principles in the United Kingdom.

Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of net income expressed in pounds sterling for the periods ended 31 January 1998, 1 February 1997 and 3 February 1996 and the determination of shareholders' equity and financial position also expressed in pounds sterling at 31 January 1998 and 1 February 1997 to the extent summarised in Note 24 to the financial statements.

                                                                Price Waterhouse
                                                           Chartered Accountants
                                                                 London, England

23 March 1998

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------

  PROFIT AND LOSS ACCOUNT
  For the period ended 31 January 1998
  --------------------------------------------------------------------------------------------------------------------------
                                                                         31 January          1 February         3 February
                                                          Notes                1998                1997               1996
                                                                  pounds sterling m   pounds sterling m  pounds sterling m
  --------------------------------------------------------------------------------------------------------------------------
  TURNOVER - CONTINUING OPERATIONS
  On-line                                                                    4,718.1            3,684.9           3,588.6
  Instants                                                                     799.1              908.3           1,399.8
  --------------------------------------------------------------------------------------------------------------------------
                                                                             5,517.2            4,593.2           4,988.4
  COST OF SALES
  Prizes                                                                    (2,743.8)          (2,319.8)         (2,509.2)
  Lottery duty                                                                (662.1)            (551.2)           (598.6)
  National Lottery Distribution Fund                                        (1,554.1)          (1,240.0)         (1,350.9)
  Retailers' commission                                                       (281.9)            (235.1)           (253.7)
  Terminal and data communication costs                                       (100.0)            (101.0)           (104.7)
  --------------------------------------------------------------------------------------------------------------------------
  GROSS PROFIT                                                                 175.3              146.1             171.3
  Operating costs                                                              (95.7)             (93.8)            (96.7)
  Other operating income                                                         1.2                1.2               1.1
  --------------------------------------------------------------------------------------------------------------------------
  OPERATING PROFIT - CONTINUING OPERATIONS                    1                 80.8               53.5              75.7
  Net interest receivable                                     4                  6.1               11.5               8.8
  --------------------------------------------------------------------------------------------------------------------------
  PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION                                 86.9               65.0              84.5
  Tax on profit on ordinary activities                        5                (28.2)             (22.3)            (29.1)
  --------------------------------------------------------------------------------------------------------------------------
  PROFIT ON ORDINARY ACTIVITIES AFTER TAXATION                                  58.7               42.7              55.4
  Dividends                                                   6                (35.0)             (18.9)             (9.5)
  --------------------------------------------------------------------------------------------------------------------------
  PROFIT RETAINED FOR THE PERIOD                             16                 23.7               23.8              45.9
  --------------------------------------------------------------------------------------------------------------------------


  STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES

  The company has no recognised gains or losses other than its profit for the period.

  HISTORICAL COST PROFITS

  There are no differences between the results disclosed above and the results on an unmodified historical cost basis.

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------

BALANCE SHEET
At 31 January 1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                             31 January          1 February
                                                                               Notes               1998                1997
                                                                                      pounds sterling m   pounds sterling m
---------------------------------------------------------------------------------------------------------------------------
FIXED ASSETS
Tangible assets                                                                    7               72.9                91.7
---------------------------------------------------------------------------------------------------------------------------


CURRENT ASSETS
Stocks                                                                             8                5.1                 1.4
Debtors: amounts falling due within one year                                       9               99.1                98.2
Debtors: amounts falling due after more than one year                              9               30.8                44.9
Amounts recoverable from the Operational Trust in respect of                     10a               78.1                81.0
prizes
Trust reserve account                                                            10b               11.0                11.0
Cash at bank and in hand                                                         10c              232.5               159.8
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  456.6               396.3
CURRENT LIABILITIES
Creditors: amounts falling due within one year                                    12             (362.0)             (341.7)
---------------------------------------------------------------------------------------------------------------------------
NET CURRENT ASSETS                                                                                 94.6                54.6
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS LESS CURRENT LIABILITIES                                                             167.5               146.3
Creditors: amounts falling due after more than one year                           12               (1.0)               (1.4)
Provision for liabilities and charges                                             13              (26.4)              (28.5)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  140.1               116.4
---------------------------------------------------------------------------------------------------------------------------

CAPITAL AND RESERVES
Called up share capital                                                           15               50.0                50.0
Profit and loss account                                                           16               90.1                66.4
---------------------------------------------------------------------------------------------------------------------------
Equity shareholders' funds                                                        17              140.1               116.4
---------------------------------------------------------------------------------------------------------------------------

Approved by the Board



TIM HOLLEY                              PETER C M MURPHY
CHIEF EXECUTIVE                         DIRECTOR OF BUSINESS OPERATIONS
23 MARCH 1998                           23 MARCH 1998

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------

CASH FLOW STATEMENT
For the period ended 31 January 1998

-------------------------------------------------------------------------------------------------------------------------
                                                                             31 January       1 February       3 February
                                                                 Notes             1998             1997             1996
                                                                                 pounds           pounds           pounds
                                                                             sterling m       sterling m       sterling m
-------------------------------------------------------------------------------------------------------------------------

NET CASH INFLOW/(OUTFLOW) FROM OPERATING ACTIVITIES                11a            102.5            (14.1)         249.8
-------------------------------------------------------------------------------------------------------------------------

RETURNS ON INVESTMENTS AND SERVICING OF FINANCE
Interest received                                                                  16.2             10.7            8.8
Interest paid                                                                      (3.3)             -              -
Interest element of finance lease payments                                         (0.2)            (0.3)          (0.4)
-------------------------------------------------------------------------------------------------------------------------
                                                                                   12.7             10.4            8.4
-------------------------------------------------------------------------------------------------------------------------
TAXATION
Taxation paid                                                                      (9.4)           (25.0)          (4.2)
Consortium relief payments                                                         (0.7)           (10.6)           -
-------------------------------------------------------------------------------------------------------------------------
                                                                                  (10.1)           (35.6)          (4.2)
-------------------------------------------------------------------------------------------------------------------------
PAYMENT TO THE TRUST RESERVE ACCOUNT                               10b              -               (6.0)           -
-------------------------------------------------------------------------------------------------------------------------

CAPITAL EXPENDITURE
Purchase of tangible fixed assets                                                  (2.0)           (14.5)         (44.2)
-------------------------------------------------------------------------------------------------------------------------
EQUITY DIVIDENDS PAID                                                6            (35.0)           (18.9)          (9.5)
-------------------------------------------------------------------------------------------------------------------------
MANAGEMENT OF LIQUID RESOURCES
(Increase)/decrease in term deposits                               11c            (74.0)           100.0         (203.4)
-------------------------------------------------------------------------------------------------------------------------
FINANCING
Capital element of finance lease payments                          11b             (0.6)            (0.6)          (0.4)
Increase in amounts borrowed                                                        1.0              -              -
-------------------------------------------------------------------------------------------------------------------------
                                                                                    0.4             (0.6)          (0.4)
-------------------------------------------------------------------------------------------------------------------------
(DECREASE)/INCREASE IN CASH                                        11d             (5.5)            20.7           (3.5)
-------------------------------------------------------------------------------------------------------------------------

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------


ACCOUNTING POLICIES


a.       BASIS OF ACCOUNTING

         The accounts are prepared under the historical cost convention and in accordance with all applicable UK accounting standards. These accounts have been prepared solely for the purpose of providing results for the period from 2 February 1997 to 31 January 1998 for GTECH UK Limited, one of the five shareholders and do not constitute the statutory accounts of the company within the meaning of the Companies Act 1985 of Great Britain for any of the periods presented.


b.       GROUP ACCOUNTS

         The accounts presented are for Camelot Group plc only. Camelot Group plc has three 100% equity owned subsidiaries. These have not been consolidated as they are dormant and are not material for the purposes of giving a true and fair view.


c.       TURNOVER

         On-line turnover comprises lottery ticket sales with adjustments being made for on-line multidraw and subscriptions tickets. Turnover for the periods ended 1 February 1997 and 3 February 1996 include sales for 52 draws. Turnover for the period ended 31 January 1998 includes 104 draws following the launch of the mid week draw on 5 February 1997. Instant ticket sales are recognised once the pack of tickets is settled. A pack becomes settled on the earlier of 15 days after the first ticket is sold or when 60% of the prizes are validated. All turnover is derived from and originates in the United Kingdom.


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


f.       FIXED ASSETS AND DEPRECIATION

         Fixed assets are stated at cost less depreciation. The company's policy is to write off the cost of assets evenly over the shorter of the estimated useful life of the asset or the remaining section 5 licence period. The principal rates of depreciation used are as follows:

         Short leasehold improvements       The shorter of the lease period and
                                            the remaining licence period.

         Computer hardware                  25%

         Fixtures and fittings              20%

         Terminals and network              The shorter of seven years and the
         installation                       remaining licence period.

         Permanent point of sale            50%
         equipment

         Other plant and equipment          20% - 50%

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------


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


h.       STOCKS

         Stocks consist of Instants tickets, terminal rolls and playslips. They are valued at cost using the first-in first-out method or at net realisable value, whichever is the lower.


i.       PENSIONS

         The company operates a defined contribution scheme. The cost of the contributions is charged to the profit and loss account in the period to which they relate.


j.       CASH AND LIQUID RESOURCES

         In the cash flow statement, cash comprises cash in hand, overdrafts and overnight term deposits. Liquid resources comprise term deposits maturing within twelve months from inception, other than overnight term deposits.


k.       ESCROW ACCOUNT

         The escrow account is a fund held for the sole benefit of the National Lottery Distribution Fund. Amounts paid or payable to the escrow account are allocated to the profit and loss account evenly over the period of the licence, commencing from the first day of ticket sales.


l.       ADVERTISING AND MARKETING COSTS

         Advertising and marketing costs are charged to the profit and loss account when they are incurred.

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------

                                                                              1998         1997         1996
                                                                             pounds       pounds       pounds
1.   OPERATING PROFIT                                                     sterling m   sterling m   sterling m
     -----------------------------------------------------------------    ----------   -----------  ----------
     Operating profit is stated after charging:
     Depreciation on owned assets                                            20.3          23.4          17.0
     Depreciation on assets under finance leases                              0.8           0.7           0.6
     Loss on disposal of fixed assets                                         0.9           1.9           -
     Auditors' remuneration   - audit                                         0.1           0.1           0.2
                              - prize draw attendance                         0.2           0.2           0.2
                              - other services                                0.3           0.2           0.2
     Operating lease rentals  - land and buildings                            1.2           1.2           1.5
                              - plant and equipment                           1.8           1.2           0.9
     -----------------------------------------------------------------    ----------   -----------  ----------

2.   EMPLOYEE NUMBERS AND COSTS
     -----------------------------------------------------------------    ----------   -----------  ----------
     EMPLOYEE COSTS (INCLUDING DIRECTORS' EMOLUMENTS)
     Wages and salaries                                                      19.2          15.5          14.2
     Social security costs                                                    1.6           1.4           1.4
     Pension costs                                                            1.1           0.6           1.0
     -----------------------------------------------------------------    ----------   -----------  ----------
     Total                                                                   21.9          17.5          16.6
     -----------------------------------------------------------------    ----------   -----------  ----------

                                                                               1998          1997        1996
                                                                             NUMBER        Number      Number
     Average number of employees                                                681          625          553
     -----------------------------------------------------------------    ----------   -----------  ----------

3.   DIRECTORS' REMUNERATION
     ---------------------------------------------------------------------------

    The emoluments of the executive directors are determined by a remuneration committee consisting exclusively of non-executive directors. The committee is constituted in accordance with the Cadbury and Greenbury committees' guidelines. The five non-executive directors and their alternates nominated by the shareholder companies do not receive any emoluments from Camelot. The emoluments of the other three non-executive directors are determined by the shareholder companies. All emoluments are paid to the directors out of the amount retained by Camelot under the terms of the Licence to run The National Lottery after paying all prizes, duties and contributions to the National Lottery Distribution Fund.

    The executive directors are eligible for annual bonuses if target returns to the National Lottery Distribution Fund and profit to Camelot are met. These bonuses are capped at 50% of annual base salary. On-target performance yields 30% of annual base salary. The first annual bonus was paid in the period to 3 February 1996 based on the results for the period from 1 June 1994 to 30 June 1995. Bonuses paid in the period ended 1 February 1997 were based on the results for the period ended 31 March 1996. Bonuses paid in the period ended 31 January 1998 were based on the results for the year ended 31 March 1997.

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------


In order to drive the long term performance of the company and returns to The National Lottery Distribution Fund, and in the absence of a share option scheme, the remuneration committee authorised a long-term incentive plan for the executive directors and other senior executives. Bonuses paid under this plan were based upon cumulative funds generated for the National Lottery Distribution Fund and cumulative pre-tax profits over the period 1 June 1994 to 30 September 1997. The on-target bonus payable for this scheme was 100% of annual base salary. The maximum amount payable was 140% of annual base salary. This bonus is non pensionable. Performance related bonuses below include final payments relating to this scheme.

                                                                 Performance
                                                       Salary/       related    Benefits       1998      1997        1996
                                                         fees        bonuses     in kind      Total      Total      Total
                                                       pounds         pounds      pounds     pounds     pounds     pounds
                                                     sterling       sterling    sterling   sterling   sterling   sterling
                                                          000            000         000        000        000        000
-------------------------------------------------- ----------- --------------- ---------- ---------- --------- ----------
CHAIRMAN
Sir George Russell (appointed 27.4.95)                     70               -          -         70        70         38
Sir Ron Dearing (resigned 27.4.95)                          -               -          -          -         -         10
CHIEF EXECUTIVE
Tim Holley                                                282             328         28        638       586        383
EXECUTIVE DIRECTORS
David Clark                                               154             179         18        351       350        241
Norman Hawkins (resigned 30.9.96)                           -               -          -          -       338        212
Peter Murphy                                              169             206         46        421       352        201
David Rigg (resigned 3.10.97)                             106             190         16        312       325        170
Dianne Thompson (appointed 3.2.97)                        152              65         18        235         -          -
NON-EXECUTIVE DIRECTORS
Mary Baker                                                 22               -          -         22        20         20
Jim Butler                                                 22               -          -         22        20         20
Sir Peter Imbert                                           22               -          -         22        20         20
-------------------------------------------------- ----------- --------------- ---------- ---------- --------- ----------
                                                          999             968        126      2,093     2,081      1,315
-------------------------------------------------- ----------- --------------- ---------- ---------- --------- ----------

No other non-executive director received remuneration of any kind. Included in performance related bonuses is an amount of pounds sterling 601,674 relating to the long-term incentive plan.

The total emoluments of the directors including pension contributions were as follows:-

                                                                                   1998            1997           1996
                                                                                 pounds          pounds         pounds
                                                                               sterling        sterling       sterling
                                                                                   000              000            000
--------------------------------------------------------------------------   -------------   ------------    ------------
Executive directors' salaries and benefits                                           989             905             833
Executive directors' performance related payments                                    968           1,046             374
Non-executive directors' fees                                                         66              60              70
Chairman's salary and benefits                                                        70              70              38
Pension contributions - money purchase schemes                                       144              97             120
Pension contributions - defined benefits schemes                                     118             139             212
--------------------------------------------------------------------------   -------------   ------------    ------------
                                                                                   2,355           2,317           1,647
--------------------------------------------------------------------------   -------------   ------------    ------------

Retirement benefits accrued to four directors including the chairman under a money purchase pension scheme and to two directors under a defined benefits scheme.

The emoluments of Sir George Russell, the chairman for the year comprise salary of pounds sterling 70,417 (1997: pounds sterling 68,750, 1996: pounds sterling 37,500) and benefits in kind of nil (1997: pounds sterling 1,000, 1996: nil). Sir George Russell accrued pension contributions of pounds sterling 45,834 (1997: pounds sterling 27,083, 1996: pounds sterling 18,750).

The emoluments of the chief executive, who was the highest paid director, comprise salary of pounds sterling 281,533 (1997: pounds sterling 258,250, 1996: pounds sterling 243,264), benefits in kind of pounds sterling 27,920 (1997: pounds sterling 24,976, 1996: pounds sterling 17,252) excluding pension contributions, and performance related bonuses of pounds sterling 327,898 (1997: pounds sterling 302,890, 1996: pounds sterling 123,000). The company made pension contributions of pounds sterling 102,603 (1997: pounds sterling 94,448, 1996: pounds sterling 157,028) on his behalf into a defined benefit scheme. His accrued pension benefit at 31 January 1998 was pounds sterling 146,802 (1997: pounds sterling 128,677).

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------

                                                                                       1998         1997          1996
4.     NET INTEREST RECEIVABLE                                                       pounds       pounds        pounds
                                                                                 sterling m   sterling m    sterling m
       -----------------------------------------------------------------------   ----------    ----------   -----------
       Interest receivable                                                            16.2        11.8            9.2
       Interest payable on finance leases                                             (0.2)       (0.3)          (0.4)
       Other Interest payable                                                         (9.9)         -             -
       -----------------------------------------------------------------------   ----------    ----------   -----------
                                                                                       6.1        11.5            8.8
       -----------------------------------------------------------------------   ----------    ----------   -----------

5.     TAX ON PROFITS ON ORDINARY ACTIVITIES
       -----------------------------------------------------------------------   ----------    ----------    ----------
       UK corporation tax based on the profit for the year                            33.7         1.9           32.4
       Deferred taxation (credit)/charge                                              (5.5)       20.4           (3.3)
       -----------------------------------------------------------------------   ----------    ----------    ----------
                                                                                      28.2        22.3           29.1
       -----------------------------------------------------------------------   ----------    ----------    ----------

     The corporation tax charge and deferred tax charge or credit is based on a corporation tax rate of 33% up to 31 March 1997 and 31% from 1 April 1997 onwards.

     DEFERRED TAXATION
     -----------------------------------------------------------------------   ----------    ----------    ----------
     Timing differences between capital allowances and depreciation                 (0.1)       (3.3)           6.2

     Other timing differences                                                       (5.4)       23.7           (9.5)
     -----------------------------------------------------------------------   ----------    ----------    ----------
                                                                                    (5.5)       20.4           (3.3)
     -----------------------------------------------------------------------   ----------    ----------    ----------

     Other timing differences mainly relate to an amount paid in respect of the escrow account (see note 14).

6.     DIVIDENDS
       -----------------------------------------------------------------------   -----------   ----------    ----------
       Final dividend paid for the financial year ended 31 March 1997: 10p             5.0          8.9             -
       per share (1997: 17.8p per share, 1996: nil)
       Interim dividends paid for the financial year ending 31 March 1998:
       60p per share (1997: 20p per share, 1996: 19p per share)                       30.0         10.0           9.5
       -----------------------------------------------------------------------   -----------   ----------    ----------
       TOTAL                                                                          35.0         18.9           9.5
       -----------------------------------------------------------------------   -----------   ----------    ----------

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------

                                                                      Short
                                                                  leasehold          Plant and
                                                               improvements          equipment                Total
                                                                     pounds             pounds                pounds
7.    TANGIBLE ASSETS                                            sterling m         sterling m            sterling m
      ------------------------------------------------------ ----------------    ---------------    -----------------
      COST
      At 2 February 1997                                                6.6              127.7                134.3
      Additions                                                         0.1                3.1                  3.2
      Disposals                                                         -                 (2.1)                (2.1)
      ------------------------------------------------------ ----------------    ---------------    -----------------
      AT 31 JANUARY 1998                                                6.7              128.7                135.4
      ------------------------------------------------------ ----------------    ---------------    -----------------

      ACCUMULATED DEPRECIATION
      At 2 February 1997                                                1.8               40.8                 42.6
      Provision for the period                                          0.9               20.2                 21.1
      Disposals                                                         -                 (1.2)                (1.2)
      ------------------------------------------------------ ----------------    ---------------    -----------------
      AT 31 JANUARY 1998                                                2.7               59.8                 62.5
      ------------------------------------------------------ ----------------    ---------------    -----------------

      NET BOOK AMOUNT
      At 2 February 1997                                                4.8               86.9                 91.7
      AT 31 JANUARY 1998                                                4.0               68.9                 72.9
      ------------------------------------------------------ ----------------    ---------------    -----------------

    The net book amount of plant and equipment held under finance leases is pounds sterling 1.9m (1997: pounds sterling 1.6m).

                                                                                               1998                 1997
8.   STOCKS                                                                                  pounds               pounds
                                                                                         sterling m           sterling m
     -----------------------------------------------------------------------------     --------------     ---------------
     Instant tickets                                                                            3.8                 1.2
     Playslips, terminal rolls and other consumables                                            1.3                 0.2
     -----------------------------------------------------------------------------     --------------     ---------------
                                                                                                5.1                 1.4
     -----------------------------------------------------------------------------     --------------     ---------------

9.   DEBTORS: AMOUNTS FALLING DUE WITHIN ONE YEAR
     -----------------------------------------------------------------------------     --------------      --------------
     Trade debtors                                                                             67.9                68.1
     Advance corporation tax recoverable                                                          -                 4.7
     Corporation tax                                                                              -                 0.9
     Escrow deferred expense (see note 14)                                                     14.1                14.1
     Prepayments and accrued income                                                            17.1                10.4
     -----------------------------------------------------------------------------     --------------      --------------
                                                                                               99.1                98.2
     -----------------------------------------------------------------------------     --------------      --------------
      Trade debtors represent amounts due from retailers.

     DEBTORS: AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR
     -----------------------------------------------------------------------------     --------------      --------------
     Escrow deferred expense (see note 14)                                                     30.8                44.9
     -----------------------------------------------------------------------------     --------------      --------------

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------


 10.  TRUST ACCOUNTS AND CASH
      -----------------------------------------------------------------------

      In order to protect the interests of prize winners and players, Camelot has established trust accounts operated by an independent trustee, The Law Debenture Trust Corporation plc. There are a number of trust accounts operated in order to separate funds to be paid for prizes and amounts received from players in respect of future draws from Camelot's own funds.

   a. AMOUNTS RECOVERABLE FROM THE TRUST IN RESPECT OF PRIZES - OPERATIONAL
      TRUST
      Funds in the operational trust represent the outstanding prize liability. Camelot is reimbursed retrospectively as prizes are paid. The balance of any interest arising on this account (after expenses of the trust) is for the benefit of The National Lottery Distribution Fund. The operational trust account balance of pounds sterling 78.1m (1997: pounds sterling 81.0m) represents the amounts recoverable from the trust in respect of prizes paid by the company and is shown as a current asset.

   b. TRUST RESERVE ACCOUNT
      Camelot transferred pounds sterling 5m into a trust account at the launch of the on-line game. During the year ended 1 February 1997 Camelot transferred a further pounds sterling 6m into the trust account at the launch of the midweek on-line game. The amount (or the relevant part) will be repayable to Camelot at the end of the section 5 licence period in accordance with the trust deed. This amount is recoverable after more than one year.

   c. CASH AT BANK AND IN HAND
      The split of Camelot's cash balances between Camelot accounts and other trust accounts is as follows:

                                                                                                 1998               1997
       CASH AT BANK AND IN HAND                                                     pounds sterling m  pounds sterling m
       ---------------------------------------------------------------------------      -------------      -------------
       Camelot bank accounts and short term deposits                                          202.3              130.0
       Other trust bank accounts                                                               30.2               29.8
       ---------------------------------------------------------------------------      -------------      -------------
                                                                                              232.5              159.8
       ---------------------------------------------------------------------------      -------------      -------------

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

      Floating charges have been given in respect of certain Camelot assets to the trustee and to Camelot's bankers, The Royal Bank of Scotland plc.

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------

                                                                                        1998            1997          1996
                                                                                      pounds          pounds         pounds
11.       NOTES TO THE CASH FLOW STATEMENT                                        sterling m      sterling m     sterling m
          --------------------------------------------------------------------   -------------    ------------    ----------
       A. RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW/(OUTFLOW)
          FROM  OPERATING ACTIVITIES
          --------------------------------------------------------------------   -------------    ------------    ----------
          Operating profit                                                               80.8           53.5          75.7
          Depreciation                                                                   21.1           24.1          17.6
          Loss on disposal of fixed assets                                                0.9            1.9             -
          MOVEMENT IN WORKING CAPITAL
          (Increase)/decrease in stocks                                                  (3.7)           4.0          (1.9)
          Decrease/(increase) in debtors                                                  7.7            1.7         (91.1)
          Decrease/(increase) in amount recoverable from the Trust in                     2.9          (13.8)        (39.6)
          respect of prizes
          (Decrease)/increase in  creditors                                              (7.2)         (85.5)        289.1
          --------------------------------------------------------------------   -------------    ------------    ----------
          NET CASH INFLOW/(OUTFLOW) FROM OPERATING ACTIVITIES                           102.5          (14.1)        249.8
          --------------------------------------------------------------------   -------------    ------------    ----------

                                                                                     Share          Finance
                                                                                   capital           leases
                                                                                    pounds           pounds
     B. ANALYSIS OF CHANGES IN FINANCING DURING THE PERIOD                      sterling m       sterling m
        --------------------------------------------------------------------   -------------    ------------
        AT 2 FEBRUARY 1997                                                            50.0              2.0
        Inception of finance lease contracts                                                            1.1
        Cash outflow from finance lease payments                                                       (0.6)
        --------------------------------------------------------------------   -------------    ------------
        AT 31 JANUARY 1998                                                            50.0              2.5
        --------------------------------------------------------------------   -------------    ------------

     C. ANALYSIS OF CHANGES IN CASH AND LIQUID RESOURCES DURING THE PERIOD            1998            1997           1996
                                                                                    pounds          pounds         pounds
                                                                                sterling m      sterling m     sterling m
        CASH
        --------------------------------------------------------------------   -------------    ------------    ----------
        AT BEGINNING OF PERIOD                                                         34.8            14.1          17.6
        (Decrease)/increase in period                                                  (1.3)           20.7          (3.5)
        --------------------------------------------------------------------   -------------    ------------    ----------
        AT END OF PERIOD                                                               33.5            34.8          14.1
        --------------------------------------------------------------------   -------------    ------------    ----------
        TERM DEPOSITS
        --------------------------------------------------------------------   -------------    ------------    ----------
        AT BEGINNING OF PERIOD                                                        125.0           225.0          21.6
        Increase/(decrease) in period                                                  74.0          (100.0)        203.4
        --------------------------------------------------------------------   -------------    ------------    ----------
        AT END OF PERIOD                                                              199.0           125.0         225.0
        --------------------------------------------------------------------   -------------    ------------    ----------

        --------------------------------------------------------------------   -------------    ------------    ----------
        TOTAL CASH AT BANK AND IN HAND                                                232.5           159.8         239.1
        --------------------------------------------------------------------   -------------    ------------    ----------

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------

        D. ANALYSIS OF NET FUNDS                         At 2              Cash flow          Other non -      At 31 January
                                                February 1997                                cash changes               1998
                                            pounds sterling m      pounds sterling m    pounds sterling m  pounds sterling m
           --------------------------------     --------------      -----------------    ----------------   ----------------
                                                                    -----------------
           Cash in hand, at bank                         34.8               (1.3)                                      33.5
           Overdrafts                                       -               (4.2)                                      (4.2)
                                                                    -----------------
                                                                    -----------------
                                                                            (5.5)
                                                                    -----------------

                                                                    -----------------
           Debt due within 1 year                           -               (1.0)                                      (1.0)
           Finance leases                               (2.0)                0.6                   (1.1)               (2.5)
                                                                    -----------------
                                                                            (0.4)
                                                                    -----------------

                                                                    -----------------
           Liquid resources                             125.0               74.0                                      199.0
                                                                    -----------------

           --------------------------------     --------------      -----------------    ----------------    ----------------
           TOTAL                                        157.8               68.1                   (1.1)              224.8
           --------------------------------     --------------      -----------------    ----------------    ----------------

       E. RECONCILIATION OF NET CASH FLOW TO MOVEMENT IN NET FUNDS                                         pounds sterling m
          -----------------------------------------------------------------------------------------------  -----------------
          Decrease in cash in the period                                                                               (5.5)
          Cash inflow from increase in debt and lease financing                                                        (0.4)
          Cash outflow from increase in liquid resources                                                               74.0
                                                                                                             ---------------

          Change in net funds resulting from cash flows                                                                68.1
          New finance leases                                                                                           (1.1)
                                                                                                             ---------------
          Movement in net funds in the period                                                                          67.0
          Net funds at 2 February 1997                                                                                157.8
                                                                                                             ---------------
          NET FUNDS AT 31 JANUARY 1998                                                                                224.8
                                                                                                             ---------------

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------

                                                                                     1998                 1997
12.    CREDITORS:  AMOUNTS FALLING DUE WITHIN ONE YEAR                    pounds sterling m  pounds sterling m
       -------------------------------------------------------------------   --------------     -------------
       Bank loans and overdrafts                                                      5.2                 -
       Trade creditors                                                               13.3              23.4
       Accruals                                                                      20.5              20.1
       Fixed asset creditors                                                            -               0.4
       Lottery duty                                                                  63.9              49.9
       Amounts payable to the National Lottery Distribution Fund                     36.4              22.6
       Advance receipts for future draws                                             23.5              12.3
       Prize liability                                                               91.6              99.1
       Outstanding prize liability commitment                                        88.0             113.3
       Taxation payable                                                              18.1                 -
       Obligations under finance leases                                               1.5               0.6
       -------------------------------------------------------------------   --------------     -------------
                                                                                    362.0             341.7
       -------------------------------------------------------------------   --------------     -------------

      Advance receipts for future draws represent the multidraw and subscription payments relating to future draws. The prize liability represents unclaimed prizes. At 31 January 1998 Camelot had transferred pounds sterling 78.1m into the trust to meet these liabilities (1997: pounds sterling 81.0m).

      The outstanding prize liability commitment represents the difference between the target prize payout commitment and the actual payout. Any amounts not utilised for the payment of prizes are for the benefit of the National Lottery Distribution Fund and will be paid over to the National Lottery Distribution Fund in July 1998.

                                                                                     1998                1997
       CREDITORS: AMOUNTS FALLING DUE AFTER ONE YEAR                               pounds              pounds
                                                                               sterling m          sterling m
       -------------------------------------------------------------------   --------------    --------------
       Obligations under finance leases payable within five years                     1.0               1.4
       -------------------------------------------------------------------   --------------    --------------

      At 31 January 1998 the company had a total of pounds sterling 19m of undrawn borrowing facilities (1997: pounds sterling 20m). This is analysed between a pounds sterling 10m (1997: pounds sterling 10m) undrawn committed revolving credit facility and a pounds sterling 9m (1997: pounds sterling 10m) undrawn money market facility. In addition there is an undrawn overdraft facility of pounds sterling 25.8m (1997: pounds sterling 30m) available to the company. The loan was denominated in sterling at a fixed interest rate.

                                                                                Deferred           Other
                                                                                taxation      provisions       Total
  13.  PROVISIONS FOR LIABILITIES AND CHARGES                                     pounds          pounds      pounds
                                                                              sterling m      sterling m   sterling m
       -------------------------------------------------------------------    ------------   ------------  ----------
       At 1 February 1997                                                           17.1           11.4         28.5
       Utilised in the period                                                       (5.5)          (1.6)        (7.1)
       Provided in the period                                                        -              5.0          5.0
       -------------------------------------------------------------------    ------------   ------------  ----------
       AT 31 JANUARY 1998                                                           11.6           14.8         26.4
       -------------------------------------------------------------------    ------------   ------------  ----------

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------


14.  ESCROW ACCOUNT
     -----------------------------------------------------------------------

     The licence provides for Camelot to make a payment to an escrow account based on a percentage of 2.5% applied to previous financial years' sales levels less pounds sterling 40m. The balance is held in this account for the benefit of The National Lottery Distribution Fund.

     As stated in the accounting policy note, amounts payable to the escrow account are allocated to the profit and loss account evenly over the period of the licence, commencing from the first day of ticket sales. In 1998 pounds sterling 14.1m was charged to the profit and loss (1997: pounds sterling 14.1m, 1996: pounds sterling 14.1m). The first payment to the escrow account of pounds sterling 90.4m was made on 12 April 1996. The difference between the payment and the cumulative charge to profit has been treated as a deferred expense and is disclosed within debtors. The payment gives rise to a deferred tax charge (see note 5).

                                                                                               1998           1997
15.    SHARE CAPITAL                                                                         pounds          pounds
                                                                                         sterling m      sterling m
       ---------------------------------------------------------------------------    --------------   --------------
       AUTHORISED
       100,000,000 ordinary shares of pounds sterling 1 each                                  100.0             100.0
       ALLOTTED, CALLED UP AND FULLY PAID
       Ordinary shares in issue                                                                50.0              50.0
       ---------------------------------------------------------------------------    --------------   --------------

     ANALYSIS OF SHAREHOLDING                                                          Shareholding        Number of
                                                                                                  %           Shares
     ---------------------------------------------------------------------------      --------------   --------------
     Cadbury Schweppes plc                                                                      22.5      11,250,000
     De La Rue plc                                                                              22.5      11,250,000
     GTECH UK Limited                                                                           22.5      11,250,000
     International Computers Limited                                                            10.0       5,000,000
     Racal Electronics plc                                                                      22.5      11,250,000
     ---------------------------------------------------------------------------      --------------   --------------

                                                                                               1998             1997
16.    RESERVES                                                                              pounds           pounds
                                                                                         sterling m       sterling m
       ---------------------------------------------------------------------------    --------------   --------------
       Profit and loss account at the beginning of the period                                  66.4             42.6
       Retained profit for the period                                                          23.7             23.8
       ---------------------------------------------------------------------------    --------------   --------------
       PROFIT AND LOSS ACCOUNT AT THE END OF THE PERIOD                                        90.1             66.4
       ---------------------------------------------------------------------------    --------------   --------------

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------


                                                                                        1998             1997             1996
17.    RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS                             pounds           pounds           pounds
                                                                                  STERLING m       sterling m       sterling m
       ---------------------------------------------------------------------     --------------  ---------------  ---------------
       Profit for the period                                                             58.7            42.7             55.4
       Dividends                                                                        (35.0)          (18.9)           ( 9.5)
       ---------------------------------------------------------------------     --------------  ---------------  ---------------
       Retained profit for the period                                                    23.7            23.8             45.9
       Balance at the beginning of the period                                           116.4            92.6             46.7
       ---------------------------------------------------------------------     --------------  ---------------  ---------------
       BALANCE AT THE END OF THE PERIOD                                                 140.1           116.4             92.6
       ---------------------------------------------------------------------     --------------  ---------------  ---------------

18.  FINANCIAL COMMITMENTS AND CONTINGENT LIABILITIES
     ------------------------------------------------------------------------
     There was no outstanding commitment for capital expenditure which had been contracted for (1997: nil).


19.  CONTINGENT LIABILITIES
     ------------------------------------------------------------------------

     If the licence is revoked for any reason, Camelot will be liable for a payment of pounds sterling 40m to The National Lottery Distribution Fund. The shareholders have provided unconditional and irrevocable guarantees to pay this amount.

     Fixed and floating charges have been given on certain assets to the trustee and to The Royal Bank of Scotland plc. See note 10 for further details.

                                                                1998               1998           1997            1997
                                                            Land and         Plant  and       Land and       Plant and
                                                            buildings         equipment      buildings       equipment
20.    OPERATING LEASES                                       pounds            pounds         pounds          pounds
                                                           sterling m        sterling m     sterling m      sterling m
       ---------------------------------------------       ------------     ----------    ------------     -----------
       Payments to be made in the following year
       relating to annual operating lease
       commitments expiring:
       Between two and five years                                  1.2             1.1            1.2             1.2
       ---------------------------------------------       ------------     ----------    ------------     -----------

21.  PENSION ARRANGEMENTS
     -------------------------------------------------------------------------

     The company operates a defined contribution scheme. Employees who transferred from shareholder companies have continued to participate in their respective shareholder pension plans via an agreed deed of participation. All amounts payable under these schemes are charged to the profit and loss account as they fall due. The total amount charged in respect of pensions to the profit and loss account in 1998 was pounds sterling 1.1m (1997: pounds sterling 0.6m, 1996: pounds sterling 1.0m).

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------


22.   RELATED PARTY TRANSACTIONS
      --------------------------------------------------------------------------
      Camelot has a number of contracts with its shareholders, their parent and/or their subsidiary companies. The main services provided during the period were:

      Cadbury Schweppes plc:       Consultancy services.

      De La Rue plc:               Consultancy services regarding the supply of
                                   consumables and Instants tickets.

      GTECH Corporation:           Supply of Instants terminals.
                                   Warranty for on-line and Instants terminals.
                                   Supply of software and software support.
                                   General consultancy.


      International Computers      Terminal maintenance.
      Limited:                     Retailer training.


      Racal Electronics plc:       Network communications and maintenance.

      The amounts included in the accounts for the period to 31 January 1998 excluding VAT are given below:-

       ----------------------------------------------------------------------------------------------------------------
                                                            Purchases of                                       Amounts
                                                           revenue items         Purchases of        payable/(prepaid)
                                                               and stock        capital items       at 31 January 1998
                                                                  pounds               pounds                   pounds
                                                              sterling m           sterling m               sterling m
       ----------------------------------------------------------------------------------------------------------------
        CADBURY SCHWEPPES PLC                                        0.6                    -                      -
        DE LA RUE PLC                                                0.7                    -                      -
        GTECH CORPORATION                                           30.8                    -                      4.6
        INTERNATIONAL COMPUTERS LIMITED                              6.7                    -                     (0.5)
        RACAL ELECTRONICS PLC                                       20.0                    -                     (6.9)
       ----------------------------------------------------------------------------------------------------------------

      The agreements with De La Rue plc for the supply of consumables and Instants tickets, and Cadbury Schweppes plc for consultancy services were terminated during the period for sums of pounds sterling 0.7 million and pounds sterling 0.6 million respectively. These amounts have been charged against profit and are included in the above table.

      In addition a payment of pounds sterling 0.7m was paid to International Computers Limited in respect of consortium taxation relief.

      The amounts included in the accounts for the period to 1 February 1997 excluding VAT are given below:-

       ----------------------------------------------------------------------------------------------------------------
                                                             Purchases of
                                                            revenue items      Purchases of                    Amounts
                                                                and stock     capital items          payable/(prepaid)
                                                                   pounds            pounds         at 1 February 1997
                                                               sterling m        sterling m          pounds sterling m
       ----------------------------------------------------------------------------------------------------------------
        Cadbury Schweppes plc                                         0.6                   -                     0.2
        De La Rue plc                                                 7.8                   -                     -
        GTECH Corporation*                                           26.1                  0.9                    4.7
        International Computers Limited*                              7.9                  7.6                   (0.5)
        Racal Electronics plc                                        21.5                  5.1                    4.4
       ----------------------------------------------------------------------------------------------------------------

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------


       The amounts included in the accounts for the period to 3 February 1996 excluding VAT are given below:-

       ---------------------------------------------------------------------------------------------------------
                                                            Purchases of                         Amounts payable
                                                           revenue items      Purchases of         at 3 February
                                                               and stock     capital items                  1996
                                                                  pounds            pounds                pounds
                                                              sterling m        sterling m            sterling m
       ---------------------------------------------------------------------------------------------------------
       Cadbury Schweppes plc                                        0.5                 -                  0.2
       De La Rue plc                                               17.3                 -                  0.2
       GTECH Corporation*                                          25.9                 3.8                3.6
       International Computers Limited*                             8.5                11.1                0.6
       Racal Electronics plc                                       14.1                 8.1                3.1
       ---------------------------------------------------------------------------------------------------------


       * On-line terminal kits were supplied by GTECH Corporation (the parent company of GTECH UK Limited) to International Computers Limited and then sold by International Computers Limited to Camelot Group plc.

23.    SUBSIDIARY UNDERTAKINGS
       ----------------------------------------------------------------------

       Camelot Group plc owns the entire equity share capital of the following dormant companies:

       -------------------------------------------------

       Camelot Lotteries Limited
       National Lottery Enterprises Limited
       Camelot International Services Limited

       -------------------------------------------------

       These subsidiaries have share capital of pounds sterling 5 in total. This amount represents Camelot's cost of investment in these subsidiaries. They are not material for the purpose of giving a true and fair view for these financial statements and have not been consolidated.

Camelot Group plc - accounts at 31 January 1998
--------------------------------------------------------------------------------

24. Summary of significant differences between generally accepted accounting principles in the United Kingdom and the United States
      --------------------------------------------------------------------------

                                                                    2 February 1997-     4 February 1996-
                                                                    31 January 1998      1 February 1997
                                                                   pounds sterling m    pounds sterling m
                                                                   -----------------    -----------------
Profit on ordinary activities after taxation in accordance               58.7                42.7
with UK GAAP

Deferred pre-operating costs                                             (3.4)               (4.3)

Deferred tax                                                               --                (0.5)

Deferred tax on US GAAP adjustments                                       1.2                 1.4
                                                                        -----               -----

----------------------------------------------------------------------------------------------------------
Net income in accordance with US GAAP                                    56.5                39.3
                                                                        -----               -----
----------------------------------------------------------------------------------------------------------

Equity shareholders' funds in accordance with UK GAAP                   140.1               116.4

Amortisation of pre-operating costs                                        --                 3.4

Deferred tax                                                               --                  --

Deferred tax on US GAAP adjustments                                        --                (1.2)
                                                                        -----               -----

----------------------------------------------------------------------------------------------------------
Net assets under US GAAP                                                140.1               118.6
                                                                        -----               -----
----------------------------------------------------------------------------------------------------------

The US GAAP reconciliation is prepared to show the significant differences between accounting principles generally accepted in the United Kingdom and those generally accepted in the United States as they apply to Camelot.

These are as follows:

(a)   Capitalisation of certain costs

      Under UK GAAP certain pre-operating costs incurred prior to the launch of the National Lottery did not meet the definition of an asset and were written off as incurred. Such costs, to the extent that they are incremental to the ongoing costs and are expected to be recovered over the license period, may be deferred and amortised to profit and loss in future periods under US GAAP. These costs are amortised over a period of three years for US GAAP purposes.

(b)   Deferred tax

      Under UK GAAP, deferred taxes are only provided where it is considered probable that such tax will become payable in the foreseeable future. Under US GAAP deferred tax must be provided on all timing differences (including those arising from other US GAAP adjustments) irrespective of the amount and timing of future tax payments.