Form 10-Q
period 1998-05-30
GTECH HOLDINGS CORP
filed 1998-07-13
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 30, 1998



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

Yes   [X]       No


At July 4, 1998 there were 41,279,559 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
                                                                          ------

Item 1.       Financial Statements

              Consolidated Balance Sheets                                    3

              Consolidated Income Statements                                 4

              Consolidated Statement of Shareholders' Equity                 5

              Consolidated Statements of Cash Flows                          6

              Notes to Consolidated Financial Statements                    7-8

Item 2.       Management's Discussion and Analysis of Financial Condition   9-14
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk    15


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                             15

Item 2.       Changes in Securities                                         15

Item 6.       Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                  16

EXHIBITS                                                                   17-18

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                 (Unaudited)
                                                                                                   May 30,          February 28,
ASSETS                                                                                              1998                1998
                                                                                                    ----                ----
                                                                                               (In thousands, except share amounts)

CURRENT ASSETS
     Cash and cash equivalents                                                                  $     8,059        $     8,250
     Trade accounts receivable                                                                       81,967             93,778
     Sales-type lease receivables                                                                    12,713             13,958
     Inventories                                                                                     25,694             27,853
     Deferred income taxes                                                                           40,897             40,897
     Assets held for sale                                                                            14,178             14,178
     Other current assets                                                                            18,105             14,141
                                                                                                -----------        -----------
                 TOTAL CURRENT ASSETS                                                               201,613            213,055

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                         1,241,727          1,204,552
Less: Accumulated Depreciation                                                                     (717,591)          (677,696)
                                                                                                -----------        -----------
                                                                                                    524,136            526,856


GOODWILL, net                                                                                       117,258            118,537

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                             12,414             64,808

OTHER ASSETS                                                                                        101,052            100,556
                                                                                                -----------        -----------
                                                                                                $   956,473        $ 1,023,812
                                                                                                ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                                                      $       486        $       240
     Accounts payable                                                                                33,607             39,451
     Accrued expenses                                                                                46,299             56,915
     Special charge                                                                                  16,770             33,631
     Employee compensation                                                                           11,406             25,648
     Advance payments from customers                                                                 12,217                504
     Income taxes payable                                                                            44,854             25,392
     Current portion of long-term debt                                                                3,067              3,903
                                                                                                -----------        -----------
                 TOTAL CURRENT LIABILITIES                                                          168,706            185,684

LONG-TERM DEBT, less current portion                                                                373,637            453,587

OTHER LIABILITIES                                                                                    38,813             19,171

DEFERRED INCOME TAXES                                                                                20,160             20,160

SHAREHOLDERS' EQUITY
     Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued              --                 --
     Common Stock, par value $.01 per share--150,000,000 shares authorized,
        44,110,440 and 43,922,627 shares issued, 41,329,559 and 41,284,146 shares
        outstanding at May 30, 1998 and February 28, 1998, respectively                                 441                439
     Additional paid-in capital                                                                     175,659            171,302
     Equity carryover basis adjustment                                                               (7,008)            (7,008)
     Accumulated other comprehensive income                                                          (8,425)               (42)
     Retained earnings                                                                              274,634            255,955
                                                                                                -----------        -----------
                                                                                                    435,301            420,646
     Less cost of 2,780,881 and 2,638,481 shares in treasury at
        May 30, 1998 and February 28, 1998, respectively                                            (80,144)           (75,436)
                                                                                                -----------        -----------
                                                                                                    355,157            345,210
                                                                                                -----------        -----------
                                                                                                $   956,473        $ 1,023,812
                                                                                                ===========        ===========

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                    (Unaudited)
                                                               Three Months Ended (1)
                                                             -------------------------
                                                             May 30,           May 31,
                                                              1998              1997
                                                              ----              ----
                                                              (Dollars in thousands,
                                                             except per share amounts)
Revenues:
      Services                                              $ 221,881        $ 225,930
      Sales of products                                        10,398           19,241
                                                            ---------        ---------
                                                              232,279          245,171
Costs and expenses:
      Costs of services                                       148,589          156,715
      Costs of sales                                            8,011           11,328
                                                            ---------        ---------
                                                              156,600          168,043
                                                            ---------        ---------
Gross profit                                                   75,679           77,128

Selling, general and administrative                            30,197           35,914
Research and development                                        9,595            8,175
                                                            ---------        ---------
Operating income                                               35,887           33,039

Other income (expense):
      Interest income                                             745            1,753
      Equity in earnings of unconsolidated affiliates           3,366            3,714
      Other income (expense)                                     (305)             370
      Interest expense                                         (7,488)          (6,676)
                                                            ---------        ---------
Income before income taxes                                     32,205           32,200

Income taxes                                                   13,526           12,880
                                                            ---------        ---------
Net income                                                  $  18,679        $  19,320
                                                            =========        =========

Basic earnings per share                                    $     .45        $     .46
                                                            =========        =========
Diluted earnings per share                                  $     .45        $     .46
                                                            =========        =========

(1) 13 weeks in the quarter ended May 30, 1998 and 14 weeks in the quarter ended May 31, 1997

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES



                                                          Common Stock                                 Equity         Accumulated
                                                    -------------------------      Additional         Carryover          Other
                                                    Issued                           Paid-in            Basis         Comprehensive
                                                    Shares             Amount        Capital          Adjustment         Income
                                                    ------             ------        -------          ----------         ------
                                                                                          (Dollars in thousands)
Balance at February 28, 1998                      43,922,627       $      439       $  171,302       $   (7,008)       $      (42)
Comprehensive income:
    Net income                                          --               --               --               --                --
    Other comprehensive income, net of tax:
        Foreign currency translation                    --               --               --               --              (8,383)
Comprehensive income
Purchase of 142,400 shares of common stock              --               --               --               --                --
Common stock issued under stock award plans          187,813                2            4,357             --                --
                                                  ----------       ----------       ----------       ----------        ----------
Balance at May 30, 1998                           44,110,440       $      441       $  175,659       $   (7,008)       $   (8,425)
                                                  ==========       ==========       ==========       ==========        ==========


                                                   Retained         Treasury
                                                   Earnings           Stock             Total
                                                   --------           -----             -----
                                                           (Dollars in thousands)
Balance at February 28, 1998                      $  255,955       $  (75,436)       $  345,210
Comprehensive income:
    Net income                                        18,679             --              18,679
    Other comprehensive income, net of tax:
        Foreign currency translation                    --               --              (8,383)
                                                                                     ----------
Comprehensive income                                                                     10,296
Purchase of 142,400 shares of common stock              --             (4,708)           (4,708)
Common stock issued under stock award plans             --               --               4,359
                                                  ----------       ----------        ----------
Balance at May 30, 1998                           $  274,634       $  (80,144)       $  355,157
                                                  ==========       ==========        ==========



See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                    (Unaudited)
                                                                                Three Months Ended (1)
                                                                               ------------------------
                                                                               May 30,          May 31,
                                                                                1998             1997
                                                                                ----             ----
                                                                               (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                   $  18,679        $  19,320
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization                                             50,709           48,759
      Equity in earnings of unconsolidated affiliates,
         net of dividends received                                              (2,438)          (1,109)
      Other                                                                        861            1,157
      Changes in operating assets and liabilities:
         Trade accounts receivable                                              11,811           12,765
         Inventories                                                             2,556           (3,878)
         Special charge                                                        (15,384)            --
         Other assets and liabilities                                          (15,298)         (16,590)
                                                                             ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       51,496           60,424

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts         (47,107)        (100,043)
Cash proceeds from sale of equity investment                                    84,904             --
Other                                                                           (5,364)          (7,417)
                                                                             ---------        ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                            32,433         (107,460)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                        76,106          393,400
Net borrowings under short-term borrowing arrangements                             195            2,244
Principal payments on long-term debt                                          (156,933)        (329,901)
Purchases of treasury stock                                                     (4,708)         (15,521)
Other                                                                            4,309              122
                                                                             ---------        ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                           (81,031)          50,344

Effect of exchange rate changes on cash                                         (3,089)            (154)
                                                                             ---------        ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (191)           3,154

Cash and cash equivalents at beginning of period                                 8,250           11,985
                                                                             ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   8,059        $  15,139
                                                                             =========        =========


(1) 13 weeks in the quarter ended May 30, 1998 and 14 weeks in the quarter ended May 31, 1997

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 30, 1998 are not necessarily indicative of the results that may be expected for the full 1999 fiscal year ending February 27, 1999. The balance sheet at February 28, 1998 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1998 Annual Report on Form 10-K.

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 1998 was a 53-week year. The Company included the extra week in the fiscal 1998 first quarter ended May 31, 1997. Accordingly, there are 13 weeks in the quarter ended May 30, 1998, versus 14 weeks in the quarter ended May 31, 1997.

NOTE B--INVENTORIES

                                                                               May 30,        February 28,
                                                                                1998              1998
                                                                                ----              ----
                                                                                (Dollars in thousands)
Inventories consist of:
       Purchased components                                              $        15,534     $        17,202
       Finished subassemblies                                                      1,855               1,719
       Work-in-process                                                             7,213               7,789
       Finished goods                                                              1,092               1,143
                                                                         ---------------     ---------------
                                                                         $        25,694     $        27,853
                                                                         ===============     ===============


NOTE C--LONG-TERM DEBT


                                                                               May 30,        February 28,
                                                                                1998              1998
                                                                                ----              ----
                                                                                (Dollars in thousands)
Long-term debt consists of:
       7.75% Series A Senior Notes due 2004                              $       150,000     $       150,000
       7.87% Series B Senior Notes due 2007                                      150,000             150,000
       Revolving credit facility                                                  56,600             135,000
       Other                                                                      20,104              22,490
                                                                         ---------------     ---------------
                                                                                 376,704             457,490
       Less current portion                                                        3,067               3,903
                                                                         ---------------     ---------------
                                                                         $       373,637     $       453,587
                                                                         ===============     ===============

NOTE C--LONG-TERM DEBT-(continued)

The Company has an unsecured revolving credit facility of $400 million expiring in June 2002 (the "Credit Facility"). At May 30, 1998, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.72%.


NOTE D--INCOME TAXES

The Company's effective income tax rate is greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.


NOTE E--COMMITMENTS AND CONTINGENCIES

See Legal Proceedings in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 herein.


NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                              May 30,       May 31,
                                               1998          1997
                                               ----          ----
                                        (Dollars and shares in thousands,
                                            except per share amounts)
Numerator:
       Net income                            $18,679       $19,320

Denominator:
       Weighted average shares-Basic          41,409        42,078

Effect of dilutive securities:
       Employee stock options                    367           323
                                             -------       -------
       Weighted average shares-Diluted        41,776        42,401
                                             =======       =======

Basic earnings per share                     $   .45       $   .46
                                             =======       =======

Diluted earnings per share                   $   .45       $   .46
                                             =======       =======

NOTE G--SUBSEQUENT EVENT

On July 1, 1998, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI") for a cash purchase price of approximately $24,500,000. The Company has the option, and in certain circumstances, the obligation to acquire the remaining 20% of the equity of Europrint and IGI within the next five years. Europrint is among the worlds largest providers of media promotional games and IGI has pioneered the development of interactive, televised lottery games.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses that the Company is engaged in or expects to engage in, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth elsewhere in this report and in the Company's press releases and its fiscal 1998 Form 10-K and subsequent filings with the Securities and Exchange Commission.


General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized on-line lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from service contracts. These contracts are typically of at least five years' duration, and are generally based upon a percentage of a lottery's gross on-line lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new on-line lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sales revenues from period to period. Fiscal 1998 was a significant year for product sales, including a large product sale to the Massachusetts State Lottery in the first quarter of fiscal 1998. The Company currently anticipates that product purchases by lotteries during fiscal 1999 could be lower than the fiscal 1998 level of $122.0 million by as much as 50%.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing on-line lottery services. For example, the Company's Dreamport subsidiary ("Dreamport") provides gaming technology and a comprehensive array of management, development and strategic services to the gaming and entertainment market.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret are still under way. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a materially adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a materially adverse effect. See "Legal Proceedings" in Part II, Item 1 herein; Part I, Item 1 - "Factors Affecting Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's fiscal 1998 annual report on Form 10-K; and Note G to the Consolidated Financial Statements in the Company's fiscal 1998 annual report on Form 10-K for further information concerning these matters and other contingencies.

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 1998 was a 53-week year. The Company included the extra week for fiscal 1998 in the first quarter of fiscal 1998. Accordingly, there are thirteen weeks in the quarter ended May 30, 1998, versus fourteen weeks in the quarter ended May 31, 1997.


Results of Operations

Revenues for the first quarter of fiscal 1999 were $232.3 million, representing a $12.9 million, or 5.3%, decrease from revenues of $245.2 million in the first quarter of fiscal 1998.

Service revenues in the fiscal 1999 first quarter were $221.9 million, representing a $4.0 million, or 1.8%, decrease from the $225.9 million of service revenues in the first quarter of fiscal 1998. This decrease was primarily a factor of the extra week of service revenues in the first quarter of fiscal 1998, along with lower service revenues from the Company's Texas lottery contract (resulting primarily from lower sales generated by that customer), partially offset by higher service revenues from the on-line lottery system in Brazil that was implemented by the Company in fiscal 1998. While the Company's service revenues in the fiscal 1999 first quarter were impacted in a positive way by a record breaking Powerball jackpot, the Company's fiscal 1998 first quarter was similarly impacted by significant jackpot activity in Texas and New York. After a number of years of growth, the Company has witnessed a slowing in the sales generated by its U.S. lottery customers. The Company believes that the overall growth rate for its U.S. lottery customer's sales will be in the 1-3% range in fiscal 1999. However, there can be no assurance that this will be the case.

Product sales in the first quarter of fiscal 1999 were $10.4 million, a decrease of $8.9 million, or 46%, from the $19.3 million of product sales in the first quarter of fiscal 1998. This decrease resulted primarily from lower central lottery system, instant ticket validation system and terminal sales in the first quarter of fiscal 1999 than in the first quarter of fiscal 1998, partially offset by the recognition of deferred revenues on product sales to Camelot Group plc ("Camelot") and other members of the U.K. lottery consortium. Prior to the sale of the Company's investment in Camelot, the Company deferred 22.5% of the revenues attributable to any product sales to Camelot and the other consortium members and recognized such deferred revenue over the depreciable life of the equipment. The sale of the Camelot investment triggered an acceleration in the recognition of this deferred revenue. The Company sold one new central lottery system and one new instant ticket validation system in the first quarter of fiscal 1998 as compared to the absence of such sales in the first quarter of fiscal 1999. The Company sold approximately 200 lottery terminals in the first quarter of fiscal 1999 as compared to approximately 1,100 lottery terminals in the first quarter of fiscal 1998.

Gross margins on service revenues were 33% in the fiscal 1999 first quarter compared to 30.6% in the first quarter of fiscal 1998. This increase was due primarily to lower costs resulting from the restructuring announced in the fourth quarter of fiscal 1998, partially offset by lower margins realized from certain of the Company's U.S. lottery customers, primarily as a function of lower sales generated by those customers, along with lower margins relating to the start-up nature of the on-line lottery in Brazil.

Gross margins on product sales fluctuate due to the mix, volume and timing of product sales contracts. Gross margins on product sales were 23% in the first quarter of fiscal 1999 compared to 41.1% in the first quarter of fiscal 1998. This change reflects the acceleration into the first quarter of fiscal 1999 of deferred revenue and related cost associated with prior years' product sales to Camelot and other members of the U.K. lottery consortium, compared to the higher margin central lottery and instant ticket validation system sales in the first quarter of fiscal 1998.

Selling, general and administrative expenses in the first quarter of fiscal 1999 were $30.2 million, representing a $5.7 million, or 15.9%, decrease from the $35.9 million incurred in the first quarter of fiscal 1998. This decrease was due primarily to cost savings resulting from the restructuring announced in February 1998, along with lower legal expenses associated with investigations and legal proceedings. As a percentage of revenues, selling, general and administrative expenses were 13% and 14.6% during the first quarters of fiscal 1999 and 1998, respectively.

Research and development expenses in the first quarter of fiscal 1999 were $9.6 million, representing a $1.4 million, or 17.4%, increase from research and development expenses of $8.2 million in the first quarter of fiscal 1998. This increase reflects costs associated with the continuing development of the Company's Internet wagering platform. As a percentage of revenues, research and development expenses were 4.1% and 3.3% during the first quarters of fiscal 1999 and 1998, respectively.

Interest income in the first quarter of fiscal 1999 was $.7 million, a decrease of $1.1 million from the $1.8 million earned during the first quarter of fiscal 1998. This decrease was due primarily to lower dollar-denominated cash balances that were on hand in Brazil during the first quarter of fiscal 1999 to fund the on-line lottery system implementation that was completed in February 1998.

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

Other expense in the first quarter of fiscal 1999 was ($.3) million compared to other income of $.4 million in the first quarter of fiscal 1998. The change of $.7 million reflects the timing impact of foreign exchange costs incurred relating to the marking to market of hedges utilized to protect certain fiscal 1999 European denominated anticipated profit, partially offset by the amortization of the gain on the sale of the Camelot investment.

Interest expense in the first quarter of fiscal 1999 was $7.5 million, an increase of $.8 million over the $6.7 million incurred during the first quarter of fiscal 1998. This increase was due primarily to higher average interest rates, partially offset by lower average debt balances and the impact of the extra week in the first quarter of fiscal 1998.

The Company's effective income tax rate increased from 40% in the first quarter of fiscal 1998 to 42% in the first quarter of fiscal 1999 due principally to the loss of the tax benefit associated with U.K. equity earnings that were reported on an after-tax basis. The Company's effective income tax rate is greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

Special Charge

In the fourth quarter of fiscal 1998 the Company's Board of Directors approved a plan of reorganization and restructuring of the Company's operations (the "Plan"). The Company estimated and recorded a $99,382,000 special charge ($60,623,000 after-tax) in connection with the Plan. The major components of the Plan consisted of the sale of electronic benefit transfer (EBT) contracts and certain related assets held by the Company's Transactive subsidiary ("Transactive"), contractual obligations in connection with the departures of the Company's former Chairman and Vice Chairman from the Company, legal costs in connection with the Branson litigation and judgment in the U.K., asset impairment charges relating to two of the Company's lottery contracts and a worldwide workforce reduction to eliminate a total of approximately 800 company positions worldwide. See Note P to the Consolidated Financial Statements in the Company's fiscal 1998 annual report on Form 10-K for further information.

The sale of EBT contracts and certain related assets held by Transactive is subject to the consents of the applicable state contract parties and to regulatory approvals, including the U.S. Department of Justice which is reviewing the transaction and may challenge it. The Company expects to receive a decision from the Department of Justice in July 1998. The special charge assumed that requisite customer and regulatory approvals would be received. As of June 25, 1998, the Company has received consents from two of the four state contract parties. In the event that some or all approvals are not received, the transaction may not be able to be consummated and/or an additional charge may be required.


Impact of Year 2000

Many computer programs, including those used by the Company and its suppliers and customers, use only two digits to identify a year and were not designed to handle years beginning after 1999. These programs, including some that are critical to the Company's operations, could fail to properly process data that contain dates after 1999 unless they are modified or replaced. The Company has undertaken a worldwide effort to test its various computer software programs (both those used internally and those provided to customers) in order to complete the necessary modifications by August 1999 (the "Year 2000 Project"). In addition, the Company has initiated formal communications with all of its significant suppliers and customers to determine the Company's vulnerability to those third parties' failure to upgrade their own software for Year 2000 issues.

The total cost to the Company of the Year 2000 Project is estimated at $15 million. Of this amount, it is anticipated that $10 million will be spent on new hardware and software that will be capitalized and the remaining $5 million will be expensed as incurred. Expenditures to date have not been significant. The cost of the Year 2000 Project and the date that the Company believes it will complete the Year 2000 modifications are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. The Company believes it is on track to resolve this issue in a timely fashion without having a materially adverse effect on its business, operations or financial condition, but there can be no assurance that this will be the case.

Strategies

The Company currently is evaluating a number of possible alternatives to increase shareholder value. Such alternatives include, but are not limited to, increasing debt and expanding the share repurchase program while focusing on the Company's core gaming and entertainment business; making strategic non-gaming acquisitions that would allow the Company to leverage its strengths in data communications and high volume transaction processing; and taking the company private through a leveraged buy out. Under certain alternatives, the Company may consider a recapitalization that would involve higher debt and a substantial reduction in equity. Every alternative would include continued commitment to the core business. The Company expects to complete its evaluation of these and other strategic alternatives by the end of September 1998. However, there can be no assurance that such timetable will be met or that any such actions or transactions will actually be consummated.


Changes in Financial Position, Liquidity and Capital Resources

During the first quarter of fiscal 1999, the Company generated $51.5 million of cash from operations. This cash, together with $84.9 million of cash received from the sale of the Company's investment in Camelot, was used to pay down the Credit Facility and to fund the purchase of $47.1 million of systems, equipment and other assets relating to contracts and the repurchase of $4.7 million of the Company's common stock.

Trade accounts receivable decreased by $11.8 million, from $93.8 million at February 28, 1998 to $82 million at May 30, 1998, due primarily to the lower level of product sales in the first quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998.

The cost of systems, equipment and other assets relating to contracts increased by $37.1 million, from $1,204.6 million at February 28, 1998 to $1,241.7 million at May 30, 1998. This increase reflects the continuing installation of new lottery systems for lotteries in Michigan and the Czech Republic and the expansion of lottery systems in several domestic and international locations.

Investment in and advances to Unconsolidated Affiliates decreased by $52.4 million, from $64.8 million at February 28, 1998 to $12.4 million at May 30, 1998, due primarily to the sale of the Company's investment in Camelot.

Accounts payable decreased by $5.9 million, from $39.5 million at February 28, 1998 to $33.6 million at May 30, 1998, due primarily to lower inventory and the current lower volume of ongoing lottery and benefits delivery system installations.

Accrued expenses decreased by $10.6 million, from $56.9 million at February 28, 1998 to $46.3 million at May 30, 1998, due primarily to the timing of semi-annual interest payments on the Company's Senior Notes along with lower deferred revenue relating to certain of the Company's lottery contracts.

Special charge decreased by $16.8 million, from $33.6 million at February 28, 1998 to $16.8 million at May 30, 1998, due to approximately $14.2 million of severance and related payments.

Accrued employee compensation decreased by $14.2 million, from $25.6 million at February 28, 1998 to $11.4 million at May 30, 1998, due primarily to the payment of fiscal 1998 management bonuses and employee profit sharing.

Advance payments from customers increased by $11.7 million, from $.5 million at February 28, 1998 to $12.2 million at May 30, 1998. This increase reflects the current portion of the deferred gain from the sale of the Company's investment in Camelot.

Long-term debt decreased by $80 million, from $453.6 million at February 28, 1998 to $373.6 million at May 30, 1998, due primarily to the proceeds received from the sale of the Company's investment in Camelot that were utilized to reduce the Credit Facility.

Other liabilities increased by $19.6 million, from $19.2 million at February 28, 1998 to $38.8 million at May 30, 1998. This increase reflects the long-term portion of the deferred gain from the sale of the Company's investment in Camelot.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 1999 will be in a range of $160.0 million to $210.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. As of July 4, 1998 the Company had utilized approximately $84.5 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth.

On July 1, 1998, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI") for a cash purchase price of approximately $24,500,000. The Company has the option, and in certain circumstances, the obligation to acquire the remaining 20% of the equity of Europrint and IGI within the next five years. Europrint is among the worlds largest providers of media promotional games and IGI has pioneered the development of interactive, televised lottery games.

Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations, particularly in emerging markets such as Brazil. The Company has historically used the U.S. dollar as the functional currency for its operations in Brazil due to the high levels of inflation in the Brazilian economy. The Company began using the local currency in Brazil as the functional currency on March 1, 1998 because of the significant reduction in the rate of inflation in Brazil. The change in functional currency is not expected to materially affect the Company's operations. At May 30, 1998, the net book value of the Company's investments in Brazil was approximately $179 million.

The Company uses various techniques to reduce the risk associated with future increases in interest rates, including the issuance of seven- and ten-year fixed rate debt on May 29, 1997, in a private placement.

The Company attempts to manage its foreign exchange risk by securing payment from its customers in U.S. dollars, by sharing risk with its customers, by utilizing foreign currency borrowings, by leading and lagging receipts and payments and by entering into foreign currency exchange contracts. In addition, a significant portion of the costs attributable to the Company's foreign currency revenues is incurred in the local currencies.

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with certain firm sales commitments, anticipated local currency margin and certain assets and liabilities denominated in foreign currencies. The Company does not engage in currency speculation. Unrealized gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge local currency margin and certain assets and liabilities are marked to market with the resulting transaction gains or losses included in other income. As of July 4, 1998, the Company had approximately $99.1 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily pounds Sterling) and approximately $93.4 million of outstanding foreign currency exchange and option contracts to sell foreign currencies (primarily pounds Sterling, Spanish Pesetas, Brazilian Reals and Australian dollars).

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

              Not Applicable


PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

For information respecting legal proceedings, refer to Items 1 and 3 of, and Note G of Notes to Consolidated Financial Statements included in, the Company's fiscal 1998 Annual Report on Form 10-K and to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this report.

Regarding U.S. v. J. David Smith, U.S. District Court for the District of New Jersey, which is discussed under "Factors Affecting Future Performance-- Maintenance of Business Relationships and Certain Legal Matters" in Part I,
Item I of the Company's 1998 Form 10-K, Mr. Smith still has not been sentenced respecting the October 1996 jury verdict against him. In May and again in June 1998, the New Jersey Federal Court heard oral arguments on Mr. Smith's motion for a new trial and a decision by the Court on this motion is anticipated shortly.


Item 2.       CHANGES IN SECURITIES

(c) During the quarter, 1,438 shares of the Company's unregistered common stock vested under stock award plans. Pursuant to the terms of these plans the shares were issued with no cash consideration to the Company. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2 (3) of the Securities Act of 1933 or, alternatively, the transaction was exempt pursuant to the private offering provisions of the Act and the rules thereunder.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits - The exhibits to this report are as follows:

            10   GTECH Holdings Corporation 1998 Non-Employee Directors'
                 Stock Election Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of GTECH Holdings Corporation, Registration
                 Number 333-57781)*
            27   Financial Data Schedule - May 30, 1998
            27.1 Financial Data Schedule - May 31, 1997

        (b) The Company filed Reports on Form 8-K and 8-K/A with the SEC on May 5, 1998 concerning the sale of the Company's equity interest in Camelot

        * Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GTECH HOLDINGS CORPORATION



Date July 13, 1998               By   /s/  Thomas J. Sauser
                                 -----------------------------------------------
                                 Thomas J. Sauser, Senior Vice President & Chief
                                 Financial Officer (Principal Financial Officer)


Date July 13, 1998               By   /s/  Robert J. Plourde
                                 -----------------------------------------------
                                 Robert J. Plourde, Vice President and Corporate
                                 Controller (Principal Accounting Officer)