Form 10-Q
period 1998-08-29
GTECH HOLDINGS CORP
filed 1998-10-07
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 29, 1998


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

Yes   X       No


At October 3, 1998 there were 41,281,123 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                Page
PART I.  FINANCIAL INFORMATION                                                 Number
                                                                                -----

Item 1.       Financial Statements

              Consolidated Balance Sheets                                           3

              Consolidated Income Statements                                       4-5

              Consolidated Statement of Shareholders' Equity                        6

              Consolidated Statements of Cash Flows                                 7

              Notes to Consolidated Financial Statements                           8-10

Item 2.       Management's Discussion and Analysis of Financial Condition         11-19
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk           20


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                   20-21

Item 2.       Changes in Securities                                                22

Item 4.       Submission of Matters to Vote of Security Holders                    22

Item 5.       Other information                                                    23

Item 6.       Exhibits and Reports on Form 8-K                                     23

SIGNATURES                                                                         24

EXHIBITS                                                                          25-36

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES                                               (Unaudited)
                                                                                           August 29,         February 28,
ASSETS                                                                                       1998                 1998
                                                                                          -----------         -----------
                                                                                        (In thousands, except share amounts)
CURRENT ASSETS
      Cash and cash equivalents                                                           $     9,526         $     8,250
      Trade accounts receivable                                                                88,277              93,778
      Sales-type lease receivables                                                             11,518              13,958
      Inventories                                                                              33,802              27,853
      Deferred income taxes                                                                    40,897              40,897
      Assets held for sale                                                                     14,178              14,178
      Other current assets                                                                     19,044              14,141
                                                                                          -----------         -----------
                               TOTAL CURRENT ASSETS                                           217,242             213,055

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                   1,252,937           1,204,552
Less: Accumulated Depreciation                                                               (738,942)           (677,696)
                                                                                          -----------         -----------
                                                                                              513,995             526,856


GOODWILL, net                                                                                 138,999             118,537

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                       12,443              64,808

OTHER ASSETS                                                                                   98,839             100,556
                                                                                          -----------         -----------
                                                                                          $   981,518         $ 1,023,812
                                                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                    $    30,354         $    39,451
      Accrued expenses                                                                         57,444              57,155
      Special charge                                                                           11,950              33,631
      Employee compensation                                                                    15,986              25,648
      Advance payments from customers                                                          22,327                 504
      Income taxes payable                                                                     57,989              25,392
      Current portion of long-term debt                                                         2,391               3,903
                                                                                          -----------         -----------
                               TOTAL CURRENT LIABILITIES                                      198,441             185,684

LONG-TERM DEBT, less current portion                                                          352,191             453,587

OTHER LIABILITIES                                                                              36,984              19,171

DEFERRED INCOME TAXES                                                                          20,160              20,160

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.01 per share--20,000,000 shares authorized,
         none issued                                                                               --                  --
      Common Stock, par value $.01 per share--150,000,000 shares authorized,
         44,121,565 and 43,922,627 shares issued, 41,280,484 and 41,284,146 shares
         outstanding at August 29, 1998 and February 28, 1998, respectively                       441                 439
      Additional paid-in capital                                                              175,911             171,302
      Equity carryover basis adjustment                                                        (7,008)             (7,008)
      Accumulated other comprehensive income                                                   (9,965)                (42)
      Retained earnings                                                                       296,482             255,955
                                                                                          -----------         -----------
                                                                                              455,861             420,646
      Less cost of 2,841,081 and 2,638,481 shares in treasury at
         August 29, 1998 and February 28, 1998, respectively                                  (82,119)            (75,436)
                                                                                          -----------         -----------
                                                                                              373,742             345,210
                                                                                          -----------         -----------
                                                                                          $   981,518         $ 1,023,812
                                                                                          ===========         ===========

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                           (Unaudited)
                                                                        Three Months Ended
                                                                 -------------------------------
                                                                 August 29,            August 30,
                                                                    1998                 1997
                                                                 ---------             ---------
                                                                     (Dollars in thousands,
                                                                    except per share amounts)
Revenues:
      Services                                                   $ 224,582             $ 209,139
      Sales of products                                              8,952                17,671
                                                                 ---------             ---------
                                                                   233,534               226,810
Costs and expenses:
      Costs of services                                            148,523               143,548
      Costs of sales                                                 6,812                 9,169
                                                                 ---------             ---------
                                                                   155,335               152,717
                                                                 ---------             ---------
Gross profit                                                        78,199                74,093

Selling, general and administrative                                 29,504                32,939
Research and development                                             8,648                 7,869
                                                                 ---------             ---------
Operating income                                                    40,047                33,285

Other income (expense):
      Interest income                                                  832                 1,792
      Equity in earnings of unconsolidated affiliates                  870                 4,957
      Other income                                                   2,840                   510
      Interest expense                                              (6,920)               (7,916)
                                                                 ---------             ---------
Income before income taxes                                          37,669                32,628

Income taxes                                                        15,821                12,403
                                                                 ---------             ---------
Net income                                                       $  21,848             $  20,225
                                                                 =========             =========

Basic earnings per share                                         $     .53             $     .48
                                                                 =========             =========

Diluted earnings per share                                       $     .53             $     .48
                                                                 =========             =========

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                          (Unaudited)
                                                                      Six Months Ended (1)
                                                                 -------------------------------
                                                                 August 29,            August 30,
                                                                    1998                 1997
                                                                 ---------             ---------
                                                                      (Dollars in thousands,
                                                                     except per share amounts)
Revenues:
      Services                                                   $ 446,463             $ 435,069
      Sales of products                                             19,350                36,912
                                                                 ---------             ---------
                                                                   465,813               471,981
Costs and expenses:
      Costs of services                                            297,112               300,263
      Costs of sales                                                14,823                20,497
                                                                 ---------             ---------
                                                                   311,935               320,760
                                                                 ---------             ---------

Gross profit                                                       153,878               151,221

Selling, general and administrative                                 59,701                68,853
Research and development                                            18,243                16,044
                                                                 ---------             ---------
Operating income                                                    75,934                66,324

Other income (expense):
      Interest income                                                1,577                 3,545
      Equity in earnings of unconsolidated affiliates                4,236                 8,671
      Other income                                                   2,535                   880
      Interest expense                                             (14,408)              (14,592)
                                                                 ---------             ---------
Income before income taxes                                          69,874                64,828

Income taxes                                                        29,347                25,283
                                                                 ---------             ---------
Net income                                                       $  40,527             $  39,545
                                                                 =========             =========
Basic earnings per share                                         $     .98             $     .94
                                                                 =========             =========
Diluted earnings per share                                       $     .97             $     .93
                                                                 =========             =========

(1) 26 weeks in the six month period ended August 29, 1998 and 27 weeks in the six month period ended August 30, 1997

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                   Equity
                                                   Common Stock       Additional  Carryover
                                                Issued                 Paid-in       Basis
                                                Shares      Amount     Capital    Adjustment
                                              ----------  ----------  ----------  ----------
                                                            (Dollars in thousands)
Balance at February 28, 1998                  43,922,627  $      439  $  171,302  $   (7,008)

Comprehensive income:
     Net income                                       --          --          --          --
     Other comprehensive income, net of tax:
         Foreign currency translation                 --          --          --          --
Comprehensive income
Purchase of 202,600
     shares of common stock                           --          --          --          --
Common stock issued
     under stock award plans                     198,938           2       4,609          --

                                              ----------  ----------  ----------  ----------
Balance at August 29, 1998                    44,121,565  $      441  $  175,911  $   (7,008)
                                              ==========  ==========  ==========  ==========


                                              Accumulated
                                                Other
                                             Comprehensive   Retained    Treasury
                                                 Income      Earnings     Stock        Total
                                               ----------   ----------  ----------   ----------
                                                            (Dollars in thousands)
Balance at February 28, 1998                   $      (42)  $  255,955  $  (75,436)  $  345,210

Comprehensive income:
     Net income                                        --       40,527          --       40,527
     Other comprehensive income, net of tax:
         Foreign currency translation              (9,923)          --          --       (9,923)
                                                                                     ----------
Comprehensive income                                                                     30,604
Purchase of 202,600
     shares of common stock                            --           --      (6,683)      (6,683)
Common stock issued
     under stock award plans                           --           --          --        4,611

                                               ----------   ----------  ----------   ----------
Balance at August 29, 1998                     $   (9,965)  $  296,482  $  (82,119)  $  373,742
                                               ==========   ==========  ==========   ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                            (Unaudited)
                                                                                       Six Months Ended (1)
                                                                                  -------------------------------
                                                                                 August 29,             August 30,
                                                                                    1998                  1997
                                                                                  ---------             ---------
                                                                                       (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                        $  40,527             $  39,545
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 103,354                99,289
      Equity in earnings of unconsolidated affiliates,
         net of dividends received                                                   (2,473)               (1,813)
      Other                                                                            (919)                1,930
      Changes in operating assets and liabilities:
         Trade accounts receivable                                                   10,160                24,132
         Inventories                                                                 (4,945)               (8,408)
         Special charge                                                             (19,683)                   --
         Other assets and liabilities                                                15,250               (24,099)
                                                                                  ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           141,271               130,576

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts              (85,818)             (174,939)
Cash proceeds from sale of equity investment                                         84,904                    --
Acquisitions (net of cash acquired)                                                 (21,864)               (4,426)
Other                                                                                (9,903)              (10,384)
                                                                                  ---------             ---------
NET CASH USED FOR INVESTING ACTIVITIES                                              (32,681)             (189,749)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                             84,956               433,818
Principal payments on long-term debt                                               (188,693)             (356,592)
Purchases of treasury stock                                                          (6,683)              (15,834)
Other                                                                                 4,473                (1,712)
                                                                                  ---------             ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                               (105,947)               59,680

Effect of exchange rate changes on cash                                              (1,367)                 (549)
                                                                                  ---------             ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,276                   (42)

Cash and cash equivalents at beginning of period                                      8,250                11,985
                                                                                  ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   9,526             $  11,943
                                                                                  =========             =========

(1) 26 weeks in the six month period ended August 29, 1998 and 27 weeks in the six month period ended August 30, 1997

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 29, 1998 are not necessarily indicative of the results that may be expected for the full 1999 fiscal year ending February 27, 1999. The balance sheet at February 28, 1998 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1998 Annual Report on Form 10-K.

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 1998 was a 53-week year. The Company included the extra week in the fiscal 1998 first quarter ended May 31, 1997. Accordingly, there are 26 weeks in the six-month period ended August 29, 1998, versus 27 weeks in the six-month period ended August 30, 1997.


NOTE B--INVENTORIES                                        August 29,       February 28,
                                                              1998              1998
                                                       ---------------     ---------------
                                                             (Dollars in thousands)
Inventories consist of:
       Purchased components                            $        18,300     $        17,202
       Finished subassemblies                                    1,706               1,719
       Work-in-process                                          10,166               7,789
       Finished goods                                            3,630               1,143
                                                       ---------------     ---------------
                                                       $        33,802     $        27,853
                                                       ===============     ===============


NOTE C--LONG-TERM DEBT                                     August 29,       February 28,
                                                              1998              1998
                                                       ---------------     ---------------
                                                             (Dollars in thousands)
Long-term debt consists of:
       7.75% Series A Senior Notes due 2004            $       150,000     $       150,000
       7.87% Series B Senior Notes due 2007                    150,000             150,000
       Revolving credit facility                                50,000             135,000
       Other                                                     4,582              22,490
                                                       ---------------     ---------------
                                                               354,582             457,490
       Less current portion                                      2,391               3,903
                                                       ---------------     ---------------
                                                       $       352,191     $       453,587
                                                       ===============     ===============

The Company has an unsecured revolving credit facility of $400 million expiring in June 2002 (the "Credit Facility"). At August 29, 1998, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.83%.

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


NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended                    Six Months Ended
                                            -------------------------------     ------------------------------
                                               August 29,      August 30,         August 29,     August 30,
                                                 1998             1997               1998           1997
                                            --------------    -------------     -------------    -------------
                                                (Dollars and shares in thousands, except per share amounts)

Numerator:
       Net income                           $       21,848    $      20,225     $      40,527    $      39,545

Denominator:
       Weighted average shares-Basic                41,293           42,046            41,351           42,065

Effect of dilutive securities:
       Employee stock options                          254              343               304              333

       Weighted average shares-Diluted              41,547           42,389            41,655           42,398
                                            ==============    =============     =============    =============

Basic earnings per share                    $          .53    $         .48     $         .98    $         .94
                                            ==============    =============     =============    =============

Diluted earnings per share                  $          .53    $         .48     $         .97    $         .93
                                            ==============    =============     =============    =============

NOTE G--ACQUISITION

On July 1, 1998, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI") for a net cash purchase price of $21,864,000, including related acquisition costs. The Company has the option, and in certain circumstances the obligation, to acquire the remaining 20% of the equity of Europrint and IGI within the next five years. Europrint is among the world's largest providers of media promotional games, and IGI has pioneered the development of interactive, televised lottery games.

NOTE H --NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", that is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company plans to adopt the new Statement effective August 30, 1998 (the first day of its fiscal 1999 third quarter) and, based on the Company's derivative positions at August 30, 1998 the new Statement will not have a significant effect on earnings or the financial position of the Company. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses that the Company is engaged in or expects to engage in, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth elsewhere in this report and in the Company's press releases and its fiscal 1998 Form 10-K and subsequent filings with the Securities and Exchange Commission.


General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized on-line lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically of at least five years' duration, and are generally based upon a percentage of a lottery's gross on-line lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new on-line lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. Fiscal 1998 was a significant year for product sales, including a large product sale to the Massachusetts State Lottery in the second quarter of fiscal 1998. The Company currently anticipates that product purchases by lotteries during fiscal 1999 could be lower than the fiscal 1998 level of $122.0 million by as much as 50%.

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

The Company operates on a 52-to 53-week fiscal year ending on the last Saturday in February. Fiscal 1998 was a 53-week year. The Company included the extra week in the fiscal 1998 first quarter ended May 31, 1997. Accordingly, there are 26 weeks in the six-month period ended August 29, 1998, versus 27 weeks in the six-month period ended August 30, 1997.

Acquisition

On July 1, 1998, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI") for a net cash purchase price of $21,864,000, including related acquisition costs. The Company has the option, and in certain circumstances the obligation, to acquire the remaining 20% of the equity of Europrint and IGI within the next five years. Europrint is among the worlds largest providers of media promotional games, and IGI has pioneered the development of interactive, televised lottery games.


Results of Operations

Second Quarter

Revenues for the second quarter of fiscal 1999 were $233.5 million, representing a $6.7 million, or 3.0%, increase over revenues of $226.8 million in the second quarter of fiscal 1998.

Service revenues in the fiscal 1999 second quarter were $224.6 million, representing a $15.5 million, or 7.4%, increase over the $209.1 million of service revenues in the second quarter of fiscal 1998. This increase was driven primarily by higher service revenues from the record breaking Powerball jackpot in the second quarter of fiscal 1999, higher service revenues from the on-line lottery system in Brazil that was implemented by the Company in fiscal 1998, higher service revenues from Dreamport and higher service revenues from certain of the Company's international lottery customers. These increases were partially offset by lower service revenues from the Company's Texas lottery contract (resulting primarily from lower sales generated by the Texas lottery).

Product sales in the second quarter of fiscal 1999 were $9.0 million, a decrease of $8.7 million, or 49.3%, from the $17.7 million of product sales in the second quarter of fiscal 1998. This decrease resulted primarily from fewer terminal sales as well as fewer sales of lottery equipment to existing lottery customers in the second quarter of fiscal 1999 than in the second quarter of fiscal 1998, partially offset by approximately $6 million of product sales from Europrint that was acquired by the Company in the second quarter of fiscal 1999. The Company sold approximately 30 lottery terminals in the second quarter of fiscal 1999 as compared to approximately 2,000 lottery terminals in the second quarter of fiscal 1998.

Gross margins on service revenues were 33.9% in the fiscal 1999 second quarter compared to 31.4% in the second quarter of fiscal 1998. This increase was due primarily to the record breaking Powerball jackpot in the second quarter of fiscal 1999 along with lower costs resulting from the restructuring announced in the fourth quarter of fiscal 1998, partially offset by lower margins realized from the Company's Texas lottery contract (primarily as a function of lower sales generated by the Texas lottery) and lower margins relating to the start-up nature of the on-line lottery in Brazil.

Gross margins on product sales fluctuate due to the mix, volume and timing of product sales contracts. Gross margins on product sales were 23.9% in the second quarter of fiscal 1999 compared to 48.1% in the second quarter of fiscal 1998. This change reflects the lower volume of peripheral equipment sales in the second quarter of fiscal 1999, along with product sales from Europrint that carried lower margins than were realized in the second quarter of fiscal 1998.

Selling, general and administrative expenses in the second quarter of fiscal 1999 were $29.5 million, representing a $3.4 million, or 10.4%, decrease from the $32.9 million incurred in the second quarter of fiscal 1998. This decrease was due primarily to cost savings resulting from the restructuring announced in February 1998, along with lower legal expenses associated with investigations and legal proceedings. As a percentage of revenues, selling, general and administrative expenses were 12.6% and 14.5% during the second quarters of fiscal 1999 and 1998, respectively.

Research and development expenses in the second quarter of fiscal 1999 were $8.6 million, representing a $.7 million, or 9.9%, increase over research and development expenses of $7.9 million in the second quarter of fiscal 1998. This increase reflects costs associated with the continuing development of the Company's Internet wagering platform. As a percentage of revenues, research and development expenses were 3.7% and 3.5% during the second quarters of fiscal 1999 and 1998, respectively.

Equity in earnings of unconsolidated affiliates in the second quarter of fiscal 1999 was $.9 million, a decrease of $4.1 million from the $5.0 million earned during the second quarter of fiscal 1998. This decrease was due primarily to the sale by the Company, in April 1998, of its 22.5% equity interest in Camelot Group plc ("Camelot") to Camelot for approximately $84.9 million. The book value of the Camelot investment at the time of sale was approximately $51.8 million. A portion of the cash received by the Company would have to be returned to Camelot in the event that Camelot loses its operating license for reasons attributable to actions of the Company or its employees. Accordingly, the Company has deferred the recognition of the gain from the sale of its investment and will recognize such gain evenly over the remaining period of Camelot's operating license. The sale of the equity interest does not affect the Company's position as the principal supplier of goods and services to Camelot, but has reduced the Company's equity in earnings of unconsolidated affiliates. (Reference is made to the Company's Report on Form 8-K and 8-K/A filed with the SEC in May 1998 for further information concerning the sale of the Company's equity interest in Camelot).

Other income in the second quarter of fiscal 1999 was $2.8 million, an increase of $2.3 million over the $.5 million recorded in the second quarter of fiscal 1998. This increase was due primarily to the amortization of the deferred gain on the sale of the Camelot investment discussed above.

Interest expense in the second quarter of fiscal 1999 was $6.9 million, a decrease of $1.0 million from the $7.9 million incurred during the second quarter of fiscal 1998. This decrease was due primarily to lower average debt balances, partially offset by higher average interest rates.

Year to Date

Revenues for the first six months of fiscal 1999 were $465.8 million, representing a $6.2 million, or 1.3%, decrease from revenues of $472.0 million in the first six months of fiscal 1998.

Service revenues for the first six months of fiscal 1999 were $446.5 million, representing an $11.4 million, or 2.6%, increase over the $435.1 million of service revenues for the first six months of fiscal 1998. This increase was due primarily to higher service revenues from the on-line lottery system in Brazil, higher jackpot activity resulting from two large Powerball jackpots in the first six months of fiscal 1999, higher service revenues from certain of the Company's U.S. and international lottery customers and higher service revenues from Dreamport. These increases were partially offset by lower service revenues from the Company's Texas lottery contract (resulting primarily from lower sales generated by the Texas lottery). Further, there were 26 weeks of service revenues in the six-month period ended August 29, 1998, versus 27 weeks in the six-month period ended August 30, 1997. After a number of years of growth, the Company has witnessed a slowing in the sales generated by its U.S. lottery customers. The Company believes that the overall growth rate for its U.S. lottery customer's sales will be in the 1-3% range in fiscal 1999. However, there can be no assurance that this will be the case.

Product sales in the first six months of fiscal 1999 were $19.3 million, a decrease of $17.6 million, or 47.6%, from the $36.9 million of product sales in the first six months of fiscal 1998. This decrease resulted primarily from lower central lottery system, instant ticket validation system, terminal and peripheral equipment sales in the first six months of fiscal 1999 than in the first six months of fiscal 1998. These lower revenues were partially offset by the recognition of deferred revenues on product sales to Camelot and other members of the U.K. lottery consortium and product sales from Europrint. Prior to the sale of the Company's investment in Camelot, the Company deferred 22.5% of the revenues attributable to any product sales to Camelot and the other consortium members and recognized such deferred revenue over the depreciable life of the equipment. The sale of the Camelot investment triggered an acceleration in the recognition of this deferred revenue. The Company had no sales of lottery central systems in the first six months of fiscal 1999 compared to the sale of one new central lottery system and one new instant ticket validation system in the first six months of fiscal 1998. The Company sold approximately 200 lottery terminals in the first six months of fiscal 1999 as compared to approximately 3,100 lottery terminals in the first six months of fiscal 1998.

Gross margins on service revenues were 33.5% in the first six months of fiscal 1999 compared to 31.0% in the first six months of fiscal 1998. This increase was due primarily to higher Powerball jackpots in the first six months of fiscal 1999 than in the corresponding period of fiscal 1998, along with lower costs resulting from the restructuring announced in the fourth quarter of fiscal 1998, partially offset by lower margins realized from the Company's Texas lottery contract (primarily as a function of lower sales generated by the Texas lottery) and lower margins relating to the start-up nature of the on-line lottery in Brazil.

Gross margins on product sales were 23.4% in the first six months of fiscal 1999 compared to 44.5% in the first six months of fiscal 1998. This decrease reflects the acceleration into the first six months of fiscal 1999 of deferred revenue and related cost associated with prior years' product sales to Camelot and other members of the U.K. lottery consortium, along with product sales of Europrint, compared to higher margin central lottery, instant ticket validation system, terminal and peripheral equipment sales in the first six months of fiscal 1998.

Selling, general and administrative expenses in the first six months of fiscal 1999 were $59.7 million, representing a $9.2 million, or 13.3%, decrease from the $68.9 million incurred in the first six months of fiscal 1998. This decrease was due primarily to cost savings resulting from the restructuring announced in February 1998, along with lower legal expenses associated with investigations and legal proceedings. As a percentage of revenues, selling, general and administrative expenses were 12.8% and 14.6% during the first six months of fiscal 1999 and 1998, respectively.

Research and development expenses in the first six months of fiscal 1999 were $18.2 million, representing a $2.2 million, or 13.7%, increase over research and development expenses of $16.0 million in the first six months of fiscal 1998. This increase reflects costs associated with the continuing development of the Company's Internet wagering platform. As a percentage of revenues, research and development expenses were 3.9% and 3.4% during the first six months of fiscal 1999 and 1998, respectively.

Interest income in the first six months of fiscal 1999 was $1.6 million, a decrease of $1.9 million from the $3.5 million earned during the first six months of fiscal 1998. During the first six months of fiscal

1998 the Company had higher dollar-denominated cash balances on hand in Brazil than in the comparable period of fiscal 1999 to fund the on-line lottery system implementation that was completed in February 1998.

Equity in earnings of unconsolidated affiliates in the first six months of fiscal 1999 was $4.2 million, a decrease of $4.4 million from the $8.7 million earned during the second quarter of fiscal 1998. This decrease was due primarily to the sale by the Company, in April 1998, of its 22.5% equity interest in Camelot.

Other income in the first six months of fiscal 1999 was $2.5 million, an increase of $1.6 million over the $.9 million recorded in the first six months of fiscal 1998. This increase was due primarily to the amortization of the gain on the sale of the Camelot investment, partially offset by the timing impact of foreign exchange costs incurred relating to the marking to market of hedges utilized to protect certain fiscal 1999 profit.

Interest expense in the first six months of fiscal 1999 was $14.4 million, a decrease of $.2 million from the $14.6 million incurred during the first six months of fiscal 1998. This decrease was due primarily to lower average debt balances, partially offset by higher average interest rates.

The Company's effective income tax rate increased from 39% in the first six months of fiscal 1998 to 42% in the first six months of fiscal 1999 due principally to the loss of the beneficial tax effect of U.K. equity earnings that were reported on an after-tax basis. The Company's effective income tax rate is greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.


Special Charge

In the fourth quarter of fiscal 1998 the Company's Board of Directors approved a plan of reorganization and restructuring of the Company's operations (the "Plan"). The Company estimated and recorded a $99.4 million special charge ($60.6 million after-tax) in connection with the Plan. The major components of the Plan consisted of the sale of electronic benefit transfer (EBT) contracts and certain related assets held by the Company's Transactive subsidiary ("Transactive"), contractual obligations in connection with the departures of the Company's former Chairman and Vice Chairman from the Company, legal costs in connection with the Branson litigation and judgment in the U.K., asset impairment charges relating to two of the Company's lottery contracts, and a worldwide workforce reduction to eliminate a total of approximately 800 company positions worldwide. See Note P to the Consolidated Financial Statements in the Company's fiscal 1998 annual report on Form 10-K for further information.

The Company expects total pre-tax savings in fiscal 1999 in the range of $40.0 to $45.0 million resulting from the Plan. For the six month period ended August 29, 1998 the savings associated with the Plan were in line with the Company's expectations.

The sale of EBT contracts and certain related assets held by Transactive is subject to the consents of the applicable state contract parties and to approvals from regulatory agencies, including the U.S. Department of Justice, that has challenged the transaction on anti-trust grounds. The Company has received consents from two of the four state contract parties. The Company has contested the Department of Justice's position and expects a resolution by the end of fiscal 1999. In the event that the court's decision is unfavorable, the agreement with Citibank is modified or is terminated by either party, or requisite customer approvals are not received, an additional charge may be required.

Impact of Year 2000

Like many other companies, the year 2000 computer issue creates risks for the Company. If lottery, gaming or EBT systems that the Company supplies to customers or management information systems that the Company uses internally do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the customer's and/or the Company's operations.

The Company has begun a program to assess the capability of its lottery, gaming and EBT products and interfaces to customer systems to handle the year 2000. The major challenge for the Company in remediating the year 2000 issue with respect to customer systems is the multinational nature of the Company's business and the high degree of coordination that is required with customers, suppliers and employees across the globe. The Company expects to complete the assessment phase of this program in 1998, and further currently plans to complete any necessary remediation in this area by September 1999. The Company is actively working with its customers to ensure integration with their systems and to ensure that customer controlled telecommunications will work properly in the new millennium. The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 capable. The Company will continue to monitor their progress toward year 2000 capability.

To address year 2000 issues with its internal management information systems, the Company has been pursuing a 5 year comprehensive program that is designed to deal with the most critical systems first. The Company currently plans to have changes to critical systems completed and tested by July 1999. These activities are intended to encompass all major categories of internal systems in use by the Company, including manufacturing, sales, finance and human resources. We expect that remediation activities will be on-going throughout 1998 and 1999 with the goal of appropriately resolving all internal systems issues by July 1999. The Company has a limited number of non-IT systems that are primarily in use by the engineering and manufacturing departments of the Company. The Company plans to begin assessment of these systems in October 1998 in order to complete remediation by September 1999.

The Company's contingency planning involves using already established problem resolution processes to resolve any problems encountered during the Year 2000 timeframe. As a standard practice, the Company provides 24 hours a day operational support. This support provides focused individuals in all disciplines that respond real time to operational issues. In addition, an expanded team will be staffing our year 2000 help desk to provide greater responsiveness to issues.

The costs incurred to date related to these programs has been less than $500,000. The Company currently expects that the total cost of these programs will not exceed $25 million, including $11 million for the purchase of software and hardware that will be capitalized. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business but does include the cost to install new software and hardware that is being accelerated to afford a solution to year 2000 issues. The total cost estimate is based on the current assessment of the project and is subject to change as the project progresses.

Based on currently available information, management does not believe that the year 2000 matters discussed above will pose significant operational problems; however there can be no assurance that this will be the case. Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis, unforeseen needs or problems arise, or, if systems operated by third parties are not year 2000 compliant. In addition to the potential for a significant loss of revenues associated with year 2000 issues, certain of the Company's United States lottery contracts provide for up to $10,000 or more in liquidated damages per minute for system downtime in excess of a stipulated grace period and certain of the Company's international customers reserve the right to assess substantial liquidated damages in the event that system downtime does occur.

Strategies

The Company currently is evaluating a number of possible alternatives to increase shareholder value. Such alternatives include, but are not limited to, increasing debt and expanding the share repurchase program while focusing on the Company's core gaming and entertainment business; making strategic non-gaming acquisitions that would allow the Company to leverage its strengths in data communications and high volume transaction processing; and taking the Company private through a leveraged buy out. Under certain alternatives, the Company may consider a recapitalization that would involve higher debt and a substantial reduction in equity. Every alternative would include continued commitment to the core business. The Company expects to complete its evaluation of these and other strategic alternatives by the end of November 1998. However, there can be no assurance that such timetable will be met or that any such actions or transactions will actually be consummated.


Changes in Financial Position, Liquidity and Capital Resources

During the first six months of fiscal 1999, the Company generated $141.3 million of cash from operations. This cash, together with $84.9 million of cash received from the sale of the Company's investment in Camelot, was used to pay down the Credit Facility, to fund the purchase of $85.8 million of systems, equipment and other assets relating to contracts, to fund the acquisition of Europrint for $21.9 million and to repurchase $6.7 million of the Company's common stock.

The cost of systems, equipment and other assets relating to contracts increased by $48.3 million, from $1,204.6 million at February 28, 1998 to $1,252.9 million at August 29, 1998. This increase reflects the continuing installation of new lottery systems for lotteries in Michigan and the Czech Republic and the expansion of lottery systems in several domestic and international locations, partially offset by the write-off of fully depreciated assets in certain U.S. and international jurisdictions.

Goodwill increased by $20.5 million, from $118.5 million at February 28, 1998 to $139.0 million at August 29, 1998, due primarily to the acquisition of Europrint.

Investments in and advances to unconsolidated affiliates decreased by $52.4 million, from $64.8 million at February 28, 1998 to $12.4 million at August 29, 1998, due primarily to the sale of the Company's investment in Camelot.

Accounts payable decreased by $9.1 million, from $39.5 million at February 28, 1998 to $30.4 million at August 29, 1998, due primarily to the current lower volume of ongoing lottery and benefits delivery system installations.

Special charge decreased by $21.6 million, from $33.6 million at February 28, 1998 to $12.0 million at August 29, 1998, due to approximately $15.0 million of severance and related payments.

Employee compensation decreased by $9.7 million, from $25.6 million at February 28, 1998 to $16.0 million at August 29, 1998, due primarily to the payment of fiscal 1998 management bonuses and employee profit sharing along with lower anticipated management bonus costs.

Advance payments from customers increased by $21.8 million, from $.5 million at February 28, 1998 to $22.3 million at August 29, 1998. This increase reflects the current portion of the deferred gain from the sale of the Company's investment in Camelot, along with downpayments received from several international customers.

Income taxes payable, that are reported net against income tax refunds receivable, increased by $32.6 million, from $25.4 million at February 28, 1998 to $58.0 million at August 29, 1998, due primarily to an income tax refund received relating to the special charge, along with the timing of income tax payments.

Long-term debt, less current portion decreased by $101.4 million, from $453.6 million at February 28, 1998 to $352.2 million at August 29, 1998, due primarily to the proceeds received from the sale of the Company's investment in Camelot that were utilized to reduce the Credit Facility, along with higher net cash provided by operations.

Other liabilities increased by $17.8 million, from $19.2 million at February 28, 1998 to $37.0 million at August 29, 1998. This increase reflects the long-term portion of the deferred gain from the sale of the Company's investment in Camelot. See discussion of Camelot sale in "Results of Operations - Second Quarter" above.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 1999 will be in a range of $160.0 million to $210.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. As of October 3, 1998 the Company had utilized approximately $24.7 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth. However, see "Strategies" above.


Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations, particularly in emerging markets such as Brazil. The Company has historically used the U.S. dollar as the functional currency for its operations in Brazil due to the high levels of inflation in the Brazilian economy. The Company began using the local currency in Brazil as the functional currency on March 1, 1998 because of the significant reduction in the rate of inflation in Brazil. The change in functional currency is not expected to materially affect the Company's operations. At August 29, 1998, the net book value of the Company's investments in Brazil was approximately $172.5 million.

The Company uses various techniques to reduce the risk associated with future increases in interest rates, including the issuance of seven- and ten-year fixed rate debt on May 29, 1997, in a private placement.

The Company manages its foreign exchange risk by securing payment from its customers in U.S. dollars, by sharing risk with its customers, by utilizing foreign currency borrowings, by leading and lagging receipts and payments, and by entering into foreign currency exchange and option contracts. In addition, a significant portion of the costs attributable to the Company's foreign currency revenues are payable in the local currencies.

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with certain firm sales commitments, anticipated local currency margin and certain assets and liabilities denominated in foreign currencies. The Company does not engage in currency speculation. Unrealized gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge local currency margin and certain assets and liabilities are marked to market with the resulting transaction gains or losses included in other income. As of October 3, 1998, the Company had approximately $1.1 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily Australian dollars) and approximately $210.6 million of outstanding foreign currency exchange and futures contracts to sell foreign currencies (primarily pounds Sterling, Brazilian Reals, Spanish pesetas and Australian dollars).

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", that is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company plans to adopt the new Statement effective August 30, 1998 (the first day of its fiscal 1999 third quarter) and, based on the Company's derivative positions at August 30, 1998 the new Statement will not have a significant effect on earnings or the financial position of the Company. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

              Not Applicable


PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

As previously publicly reported, in October 1994, the U.S. Attorney's Office for the District of New Jersey indicted J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and two other individuals who served as consultants to the Company. The indictment alleged essentially that, unbeknownst to the Company, Mr. Smith had received kickbacks from the consultants for his own benefit. The indictment did not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's New Jersey lottery operations. The trial of Mr. Smith and the two consultants commenced in September 1996 in the U.S. District Court for New Jersey, and on October 4, 1996, Mr. Smith and one of the two consultants were found guilty of all charges. The other consultant was found not guilty. The New Jersey U.S. Attorney immediately announced in a press release that a grand jury investigation in that jurisdiction was continuing but did not specify the scope of such investigation. In October 1996, Mr. Smith moved for a new trial. In the midst of these events, the New Jersey Lottery Commission awarded the Company a contract to continue operating the State lottery. Mr. Smith still has not been sentenced respecting the October 1996 jury verdict against him. In August 1998, the New Jersey Federal Court denied a motion brought by Mr. Smith for a new trial. A hearing respecting Mr. Smith's sentencing is currently scheduled for October 8, 1998.

As previously publicly reported, in April 1997, Nora Linares, the former Executive Director of the Texas Lottery Commission, filed suit against GTECH and James Hosker, the Company's Texas Site Director (captioned Nora Alicia Linares v. GTECH Corporation and James Hosker, et al.) in the District Court of Travis County, Texas (261st Judicial District). Ms. Linares, who had been terminated as Executive Director of the Texas Lottery Commission in January 1997, alleged that GTECH, in violation of Texas State Law and its lottery contract with the State of Texas, engaged in questionable business practices, tortiously interfered with her employment relationship with her former employer by, among other things, hiring Michael Moeller, with whom she had a personal relationship, as a consultant, and intentionally inflicted emotional distress upon her. Ms. Linares sought both a declaratory judgment setting forth the rights, duties and responsibilities which GTECH owes to public officials such as Ms. Linares, as well as actual and exemplary damages from GTECH. In August 1998, GTECH and Ms. Linares settled this litigation on mutually agreed terms involving the payment by GTECH of amounts which are not material to the Company's consolidated financial position, results of operations or cash flows.

As previously publicly reported, in July 1997, Border Capital (Nevada) Corp. ("BCNC"), Border Capital Corp., IBC Investments Limited ("IBC") and Gaming Properties & Investments, LLC ("GPI") filed suit against the Arizona Lottery, the Company and GTECH in the United States District Court for the District of Delaware. The plaintiffs alleged that "Arizona Bingo," a game offered by GTECH and the Arizona Lottery, infringed upon United States patents issued in 1994 and 1996, which are represented to be owned by IBC and exclusively licensed to BCNC and GPI. The plaintiffs sought a declaratory judgment that IBC is the owner of the patents and that the patents have been willfully infringed by the defendants; injunctive relief enjoining further alleged infringement; and actual and exemplary damages from the defendants respecting such alleged infringement. GTECH filed its answer in October 1997 and asserted, among other defenses, that the patents in suit are invalid and unenforceable. GTECH filed a counterclaim for declaratory relief. In March 1998, the Arizona Lottery ceased operating the "Arizona

Bingo Game" for reasons unrelated to the lawsuit described above, and in August 1998, the plaintiffs and GTECH agreed to the dismissal of the lawsuit without prejudice.

The Company monitors, and occasionally affirmatively becomes involved in, litigation involving Indian gaming in states where such litigation may, directly or indirectly, concern or call into question the legal rights and operations of state lotteries to which the Company provides contract services. The purpose of this effort is to protect state lottery interests, and thus the Company's revenue streams, from service contracts. One such piece of litigation is Rumsey Indian Rancheria v. Wilson, recently pending in the U.S. District Court for the Eastern District of California, which involved a suit by several California Indian tribes against the Governor of California under the federal Indian Gaming Regulatory Act ("IGRA"). The Indian Tribes claimed that certain elements of the California State Lottery (which is a customer of the Company) and the equipment on which it is run involve the operation of slot machines and, therefore, under IGRA, the tribes also must be permitted to operate slot machines. The State of California argued that the California Lottery does not involve the operation of slot machines; however, the State also appeared to take the position that, if and to the extent the California Lottery does involve the operation of slot machines, it must be terminated because the California Lottery is not exempt from the California law prohibiting the operation of slot machines. The Company recently filed amicus curiae briefs in this case which argued that the California Lottery does not involve the operation of slot machines and that even if it does, the California Lottery is exempt from the State law prohibition on slot machines. In September 1998, the Court entered summary judgment for the defendants. In so doing, the Court declined to rule on the issue of whether the California Lottery operates slot machines, thus removing the risk that this action will result in an order curtailing California Lottery operations.

On July 27, 1998, the U.S. Department of Justice filed suit in the U.S. District Court for the District of Delaware, U.S. v. Citicorp, Inc., Citicorp Services, Inc., GTECH Holdings Corporation and Transactive Corporation, seeking to enjoin the consummation of a transaction between Citicorp Services, Inc. and the Company's Transactive subsidiary respecting the sale to Citicorp of Transactive's electronic benefits transfer contracts and certain related assets (which transaction is described in particularity in connection with the discussion of the $99.4 million special charge [$60.6 million after-tax] special charge recorded by the Company in the fourth quarter of fiscal 1998 set forth in
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Charge"). The Department of Justice alleges in its suit that the proposed sale of assets would tend substantially to lessen competition in the electronic benefits transfer market in violation of Section 7 of the Clayton Act, as amended (15 U.S.C. Section 18), and would constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Act (15 U.S.C. Section 1). The lawsuit requests the issuance of preliminary and permanent injunctions against the consummation of the sale of Transactive's electronic benefit transfer assets and the recovery of costs incurred by the government in bringing the action. While the Company intends to vigorously contest this action, if the government's lawsuit is successful, the Company may be required to record additional material charges.

For further information respecting legal proceedings, refer to Items 1 and 3 of, and Note G of Notes to Consolidated Financial Statements included in, the Company's fiscal 1998 Annual Report on Form 10-K; to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 1, "Legal Proceedings", of the Company's Quarterly Report for the period ending May 30, 1998; and to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Item 2.       CHANGES IN SECURITIES

(c) During the quarter, 3,000 shares of the Company's unregistered common stock vested under stock award plans. Pursuant to the terms of these plans the shares were issued with no cash consideration to the Company. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2 (3) of the Securities Act of 1933 or, alternatively, the transaction was exempt pursuant to the private offering provisions of the Act and the rules thereunder.



Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) and (c)

The Company's Annual Meeting of Shareholders was held on July 13, 1998, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 41,354,559 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting, the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of two directors to serve until the 2001 Annual Meeting.
   The following persons were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

                                                                                       Withheld
              Nominee                                For                        (including broker nonvotes)
              -------                                ---                        ---------------------------
     Robert M. Dewey, Jr.                    36,771,660 Shares                        255,319 Shares

     The Rt. Hon. Lord Moore                 36,747,255 Shares                        279,724 Shares
      of Lower Marsh, P.C.


2. Approval of the Company's Employee Stock Purchase Plan. The tabulation of votes was as follows:

                                                                                          Abstentions
              For                                  Against                      (including broker nonvotes)
              ---                                  -------                      ---------------------------
       36,886,371 Shares                        89,723 Shares                           50,885 Shares

Item 5.       OTHER INFORMATION

Recently, the Securities and Exchange Commission adopted a new proxy rule (Rule 14a-4(c)(i) under the Securities Exchange Act of 1934) which specifies the circumstances in which a company's annual meeting proxies executed by its shareholders may confer discretionary authority on the persons named in the proxies to vote on shareholder proposals which may be presented at the annual meeting. Under this new rule, such proxies may confer discretionary authority to vote on shareholder proposals presented at an annual meeting if: (i) the company did not have notice of the shareholder proposal at least 45 days before the date on which the company first mailed its proxy materials for the prior year's annual meeting, and (ii) a specific statement to that effect is made in the company's proxy statement or form of proxy.

The Company intends to avail itself of the provisions of Rule 14a-4(c)(i), and, accordingly, with respect to the Company's 1999 annual meeting, Company proxies executed by shareholders will be deemed to have granted discretionary authority to vote on any shareholder proposals presented at the 1999 annual meeting of which the Company has not received written notice (addressed to the Company at its principal executive offices set forth on the cover page of this Report,
Attention: Corporate Secretary) by April 24, 1999, or such other date as the Company may hereafter specify.

The foregoing has no affect on the requirement (as set forth in the Company's proxy statement for its July 13, 1998 annual meeting) that in order to be eligible for inclusion in the Company's proxy statement relating to its 1999 annual meeting, shareholder proposals must be received by the Company not later than February 15, 1999.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits - The exhibits to this report are as follows:

            3     Amended and Restated By-Laws
            27    Financial Data Schedule - August 29, 1998
            27.1  Financial Data Schedule - August 30, 1997

        (b) The Company did not file any reports on form 8-K during the quarter to which this report relates

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GTECH HOLDINGS CORPORATION


Date:  October 7, 1998             By   /s/ Thomas J. Sauser
                                        ---------------------------------------
                                    Thomas J. Sauser, Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)


Date:  October 7, 1998             By   /s/ Robert J. Plourde
                                        ----------------------------------------
                                    Robert J. Plourde, Vice President and
                                    Corporate Controller (Principal Accounting
                                    Officer)

                                EXHIBIT INDEX
                                -------------




Exhibit No.      Description
-----------      -----------

   3             Amended and Restated By-Laws

   27            Financial Data Schedule - August 29, 1998

   27.1          Financial Data Schedule - August 30, 1997