Form 10-Q
period 1998-11-28
GTECH HOLDINGS CORP
filed 1999-01-05
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 28, 1998

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

Registrant's telephone number, including area code:(401) 392-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No / /

At January 2, 1999 there were 40,244,973 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                           Page
PART I. FINANCIAL INFORMATION                                             Number

Item 1.       Financial Statements

              Consolidated Balance Sheets                                   3

              Consolidated Income Statements                               4-5

              Consolidated Statement of Shareholders' Equity                6

              Consolidated Statements of Cash Flows                         7

              Notes to Consolidated Financial Statements                   8-10

Item 2. Management's Discussion and Analysis of Financial Condition 11-19 and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk    20


PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                            20-21

Item 6.       Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                  23

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                             (Unaudited)
                                                                                             November 28,   February 28,
                                                                                             -----------    -----------
                                                                                                (In thousands, except
                                                                                                    share amounts)
ASSETS                                                                                          1998            1998
CURRENT ASSETS
      Cash and cash equivalents                                                              $     2,829    $     8,250
      Trade accounts receivable                                                                   95,103         93,778
      Sales-type lease receivables                                                                 8,260         13,958
      Inventories                                                                                 60,422         27,853
      Deferred income taxes                                                                       40,897         40,897
      Assets held for sale                                                                        14,178         14,178
      Other current assets                                                                        14,597         14,141
                                                                                             -----------    -----------
                              TOTAL CURRENT ASSETS                                               236,286        213,055

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                      1,252,354      1,204,552
Less: Accumulated Depreciation                                                                  (779,343)      (677,696)
                                                                                             -----------    -----------
                                                                                                 473,011        526,856

GOODWILL, net                                                                                    137,308        118,537

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                          11,332         64,808

OTHER ASSETS                                                                                     101,374        100,556
                                                                                             -----------    -----------
                                                                                             $   959,311    $ 1,023,812
                                                                                             ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                       $    38,394    $    39,451
      Accrued expenses                                                                            52,955         57,155
      Special charge                                                                               8,742         33,631
      Employee compensation                                                                       17,863         25,648
      Advance payments from customers                                                             28,985            504
      Income taxes payable                                                                        65,315         25,392
      Current portion of long-term debt                                                            1,851          3,903
                                                                                             -----------    -----------
                              TOTAL CURRENT LIABILITIES                                          214,105        185,684

LONG-TERM DEBT, less current portion                                                             310,371        453,587

OTHER LIABILITIES                                                                                 32,118         19,171

DEFERRED INCOME TAXES                                                                             20,160         20,160

SHAREHOLDERS' EQUITY

      Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued            --             --
      Common Stock, par value $.01 per share--150,000,000 shares authorized,
         44,121,565 and 43,922,627 shares issued, 40,798,623 and 41,284,146 shares
         outstanding at November 28, 1998 and February 28, 1998, respectively                        441            439
      Additional paid-in capital                                                                 175,911        171,302
      Equity carryover basis adjustment                                                           (7,008)        (7,008)
      Accumulated other comprehensive income                                                     (15,125)           (42)
      Retained earnings                                                                          322,958        255,955
                                                                                             -----------    -----------
                                                                                                 477,177        420,646
      Less cost of 3,322,942 and 2,638,481 shares in treasury at
         November 28, 1998 and February 28, 1998, respectively                                   (94,620)       (75,436)
                                                                                             -----------    -----------
                                                                                                 382,557        345,210
                                                                                             -----------    -----------
                                                                                             $   959,311    $ 1,023,812
                                                                                             ===========    ===========

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                               (Unaudited)
                                                           Three Months Ended
                                                         ----------------------
                                                         November 28, November 29,
                                                           1998          1997
                                                         ---------    ---------
                                                          (Dollars in thousands,
                                                         except per share amounts)
Revenues:
      Services                                           $ 226,076    $ 213,116
      Sales of products                                     25,599       51,649
                                                         ---------    ---------
                                                           251,675      264,765
Costs and expenses:
      Costs of services                                    148,522      150,476
      Costs of sales                                        15,400       32,284
                                                         ---------    ---------
                                                           163,922      182,760
                                                         ---------    ---------
Gross profit                                                87,753       82,005

Selling, general and administrative                         31,527       32,982
Research and development                                     9,761        7,720
                                                         ---------    ---------
Operating income                                            46,465       41,303
Other income (expense):
      Interest income                                        1,041        1,296
      Equity in earnings of unconsolidated affiliates          786        4,919
      Other income (expense)                                 2,193         (925)
      Interest expense                                      (6,795)      (7,359)
                                                         ---------    ---------
Income before income taxes                                  43,690       39,234

Income taxes                                                17,214       15,301
                                                         ---------    ---------
Net income                                               $  26,476    $  23,933
                                                         =========    =========
Basic earnings per share                                 $     .64    $     .57
                                                         =========    =========
Diluted earnings per share                               $     .64    $     .57
                                                         =========    =========

See notes to consolidated financial statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                              (Unaudited)
                                                          Nine Months Ended (1)
                                                         ----------------------
                                                        November 28,  November 29,
                                                            1998         1997
                                                         ---------    ---------
                                                         (Dollars in thousands,
                                                        except per share amounts)
Revenues:
      Services                                           $ 672,539    $ 648,185
      Sales of products                                     44,949       88,561
                                                         ---------    ---------
                                                           717,488      736,746
Costs and expenses:
      Costs of services                                    445,634      450,739
      Costs of sales                                        30,223       52,781
                                                         ---------    ---------
                                                           475,857      503,520
                                                         ---------    ---------
Gross profit                                               241,631      233,226

Selling, general and administrative                         91,228      101,835
Research and development                                    28,004       23,764
                                                         ---------    ---------
Operating income                                           122,399      107,627
Other income (expense):
      Interest income                                        2,618        4,841
      Equity in earnings of unconsolidated affiliates        5,022       13,590
      Other income (expense)                                 4,728          (45)
      Interest expense                                     (21,203)     (21,951)
                                                         ---------    ---------
Income before income taxes                                 113,564      104,062

Income taxes                                                46,561       40,584
                                                         ---------    ---------
Net income                                               $  67,003    $  63,478
                                                         =========    =========
Basic earnings per share                                 $    1.62    $    1.51
                                                         =========    =========
Diluted earnings per share                               $    1.61    $    1.50
                                                         =========    =========

(1) 39 weeks in the nine month period ended November 28, 1998 and 40 weeks in the nine month period ended November 29, 1997

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                        Equity     Accumulated
                                                     Common Stock        Additional   Carryover       Other
                                                 Issued                   Paid-in       Basis      Comprehensive   Retained
                                                 Shares       Amount      Capital     Adjustment      Income       Earnings
                                               ----------   ----------   ----------   ----------    ----------    ----------
                                                                              (Dollars in thousands)
Balance at February 28, 1998                   43,922,627   $      439   $  171,302   $   (7,008)   $      (42)   $  255,955
Comprehensive income:
     Net income                                        --           --           --           --            --        67,003
     Other comprehensive income, net of tax:
      Foreign currency translation                     --           --           --           --       (14,178)           --
      Net loss on derivative instruments               --           --           --           --          (905)           --
Comprehensive income
Purchase of 685,100
     shares of common stock                            --           --           --           --            --            --
Reissued 639 shares from treasury under
     Director Stock election plan                      --           --           --           --            --            --
Common stock issued
     under stock award plans                      198,938            2        4,609           --            --            --
                                               ----------   ----------   ----------   ----------    ----------    ----------
Balance at November 28, 1998                   44,121,565   $      441   $  175,911   $   (7,008)   $  (15,125)   $  322,958
                                               ==========   ==========   ==========   ==========    ==========    ==========



                                                 Treasury
                                                   Stock        Total
                                                ----------    ----------

Balance at February 28, 1998                    $  (75,436)   $  345,210
Comprehensive income:
     Net income                                         --        67,003
     Other comprehensive income, net of tax:
      Foreign currency translation                      --       (14,178)
      Net loss on derivative instruments                --          (905)
                                                              ----------
Comprehensive income                                              51,920
Purchase of 685,100
     shares of common stock                        (19,202)      (19,202)
Reissued 639 shares from treasury under
     Director Stock election plan                       18            18
Common stock issued
     under stock award plans                            --         4,611
                                                ----------    ----------
Balance at November 28, 1998                    $  (94,620)   $  382,557
                                                ==========    ==========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                               (Unaudited)
                                                                         Nine Months Ended (1)
                                                                         ----------------------
                                                                         November 28, November 29,
                                                                            1998        1997
                                                                         ---------    ---------
                                                                         (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                               $  67,003    $  63,478
Adjustments to reconcile net income to net cash provided
by operating activities:
      Depreciation and amortization                                        153,405      153,940
      Equity in earnings of unconsolidated affiliates,
         net of dividends received                                          (2,407)       1,439
      Other                                                                  2,070        4,477
      Changes in operating assets and liabilities:
         Trade accounts receivable                                           2,363       (2,447)
         Inventories                                                       (31,537)       6,430
         Special charge                                                    (22,891)          --
         Other assets and liabilities                                       39,270      (27,197)
                                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  207,276      200,120

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts     (97,589)    (239,388)
Cash proceeds from sale of equity investment                                84,904           --
Acquisitions (net of cash acquired)                                        (18,853)     (20,964)
Other                                                                      (17,053)     (17,641)
                                                                         ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES                                     (48,591)    (277,993)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                    93,306      466,121
Net payments under short-term borrowing arrangements                          (108)      (1,174)
Principal payments on long-term debt                                      (239,249)    (360,770)
Purchases of treasury stock                                                (19,201)     (27,583)
Other                                                                        4,473       (1,436)
                                                                         ---------    ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                      (160,779)      75,158

Effect of exchange rate changes on cash                                     (3,327)      (1,089)
                                                                         ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                       (5,421)      (3,804)
Cash and cash equivalents at beginning of period                             8,250       11,985
                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   2,829    $   8,181
                                                                         =========    =========

(1) 39 weeks in the nine month period ended November 28, 1998 and 40 weeks in the nine month period ended November 29, 1997

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 28, 1998 are not necessarily indicative of the results that may be expected for the full 1999 fiscal year ending February 27, 1999. The balance sheet at February 28, 1998 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1998 Annual Report on Form 10-K.

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 1998 was a 53-week year. The Company included the extra week in the fiscal 1998 first quarter ended May 31, 1997. Accordingly, there were 39 weeks in the nine-month period ended November 28, 1998, versus 40 weeks in the nine-month period ended November 29, 1997.

NOTE B--INVENTORIES                                 November 28,    February 28,
                                                       1998            1998
                                                       ----            ----
                                                      (Dollars in thousands)
Inventories consist of:
       Purchased components                           $25,257         $17,202
       Finished subassemblies                           2,357           1,719
       Work-in-process                                 22,259           7,789
       Finished goods                                  10,549           1,143
                                                      -------         -------
                                                      $60,422         $27,853
                                                      =======         =======

NOTE C--LONG-TERM DEBT                                November 28,  February 28,
                                                         1998          1998
                                                         ----          ----
                                                       (Dollars in thousands)
Long-term debt consists of:
       7.75% Series A Senior Notes due 2004            $150,000       $150,000
       7.87% Series B Senior Notes due 2007             150,000        150,000
       Revolving credit facility                          8,600        135,000
       Other                                              3,622         22,490
                                                       --------       --------
                                                        312,222        457,490
       Less current portion                               1,851          3,903
                                                       --------       --------
                                                       $310,371       $453,587
                                                       ========       ========

The Company has an unsecured revolving credit facility of $400 million expiring in June 2002 (the "Credit Facility"). At November 28, 1998, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.27%.

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

NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended           Nine Months Ended
                                               ------------------           -----------------
                                           November 28,   November 29,  November 28,  November 29,
                                              1998           1997          1998          1997
                                              ----           ----          ----          ----
                                         (Dollars and shares in thousands, except per share amounts)
Numerator:
       Net income                            $26,476       $23,933       $67,003       $63,478
Denominator:
       Weighted average shares-Basic          41,210        41,908        41,304        42,014
Effect of dilutive securities:
       Employee stock options                    106           386           348           354
                                             -------       -------       -------       -------
       Weighted average shares-Diluted        41,316        42,294        41,652        42,368
                                             =======       =======       =======       =======
Basic earnings per share                     $   .64       $   .57       $  1.62       $  1.51
                                             =======       =======       =======       =======
Diluted earnings per share                   $   .64       $   .57       $  1.61       $  1.50
                                             =======       =======       =======       =======

NOTE G--ACQUISITION

On July 1, 1998, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI") for a net cash purchase price of $21,455,000, including related acquisition costs. The Company has the option, and in certain circumstances the obligation, to acquire the remaining 20% of the equity of Europrint and IGI within the next five years. Europrint is among the world's largest providers of media promotional games, and IGI has pioneered the development of interactive, televised lottery games.

NOTE H--NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted the new Statement effective August 30, 1998 (the first day of its fiscal 1999 third quarter). The new Statement did not have a significant effect on earnings or the financial position of the Company. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments, through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses that the Company is engaged in or expects to engage in, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, (iv) the Company's program to address potential issues relating to the change of date to January 1, 2000 ("Year 2000"), and (v) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below and elsewhere in this report and in the Company's press releases and its fiscal 1998 Form 10-K and subsequent filings with the Securities and Exchange Commission.

General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized on-line lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically of at least five years' duration, and are generally based upon a percentage of a lottery's gross on-line lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new on-line lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. Fiscal 1998 was a significant year for product sales, including the sale of a new on-line lottery central system to the Massachusetts State Lottery in the third quarter of fiscal 1998. The Company currently anticipates that product purchases by lotteries during fiscal 1999 could be lower than the fiscal 1998 level of $122.0 million by as much as 40%.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing on-line lottery services. For example, the Company's Dreamport subsidiary ("Dreamport") provides gaming technology and a comprehensive array of management, development and strategic services to the gaming and entertainment market. Also, on July 1, 1998, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"), for a net cash purchase price of $21.5 million, including related acquisition costs. The Company has the option, and in certain circumstances the obligation, to acquire the remaining 20% of the equity of Europrint and IGI within the next five years. Europrint is among the worlds largest providers of media promotional games, and IGI has pioneered the development of interactive, televised lottery games.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret are still under way. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 herein; Part I, Item 1 - "Factors Affecting Future Performance-Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's fiscal 1998 annual report on Form 10-K; and Note G to the Consolidated Financial Statements in the Company's fiscal 1998 annual report on Form 10-K for further information concerning these matters and other contingencies.

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 1998 was a 53-week year. The Company included the extra week in the fiscal 1998 first quarter ended May 31, 1997. Accordingly, there were 39 weeks in the nine-month period ended November 28, 1998, versus 40 weeks in the nine-month period ended November 29, 1997.

Strategies

During the third quarter of fiscal 1999, the Company completed its review of strategic alternatives, and announced that it would pursue a growth strategy that would leverage its core technology of on-line transaction processing and data communications. The Company also announced an increase in the number of its shares that the Company is authorized to repurchase under its share repurchase program to $90 million from its previous level of $50 million. As of December 31, 1998, a total of 1,350,000 shares for a total of $35.6 million had been purchased under the repurchase program since the beginning of fiscal 1999.

Results of Operations

Third Quarter

Revenues for the third quarter of fiscal 1999 were $251.7 million, representing a $13.1 million, or 4.9%, decrease from revenues of $264.8 million in the third quarter of fiscal 1998.

Service revenues in the fiscal 1999 third quarter were $226.1 million, representing a $13.0 million, or 6.1%, increase over the $213.1 million of service revenues in the third quarter of fiscal 1998. This increase was driven primarily by higher service revenues from the on-line lottery system in Brazil that was implemented by the Company in fiscal 1998, higher service revenues from certain of the Company's other international lottery customers and higher service revenues from Dreamport. These increases were partially offset by lower service revenues from the Company's Texas lottery contract (resulting primarily from lower sales generated by the Texas lottery).

Product sales in the third quarter of fiscal 1999 were $25.6 million, a decrease of $26.1 million, or 50.4%, from the $51.7 million of product sales in the third quarter of fiscal 1998. This decrease resulted primarily from lower lottery equipment sales in the third quarter of fiscal 1999 than in the third quarter of fiscal 1998 when the Company sold a new on-line lottery central system to the Massachusetts State Lottery and a video lottery central system to the Oregon State Lottery. This decrease was partially offset by higher sales by Dreamport resulting from its sale of all of its assets and rights related to the provision of gaming technology at Charles Town Races in West Virginia to Penn National Gaming, Inc., the operator of the facility, for approximately $13.0 million. In addition, the Company realized approximately $5.8 million of product sales from Europrint, a U.K. company acquired by the Company in the second quarter of fiscal 1999. The Company sold approximately 1,000 lottery terminals in the third quarter of fiscal 1999 as compared to approximately 7,200 lottery terminals in the third quarter of fiscal 1998.

Gross margins on service revenues were 34.3% in the fiscal 1999 third quarter compared to 29.4% in the third quarter of fiscal 1998. This increase was due primarily to higher service margins from the Company's lottery contract in Brazil, along with lower costs resulting from the Company's restructuring announced in February 1998. These increases were partially offset by losses generated by the Company's video lottery business in Brazil due to the start-up nature of those contracts.

Gross margins on product sales fluctuate due to the mix, volume and timing of product sales contracts. Gross margins on product sales were 39.8% in the third quarter of fiscal 1999 compared to 37.5% in the third quarter of fiscal 1998. This increase is reflective of product mix.

Selling, general and administrative expenses in the third quarter of fiscal 1999 were $31.5 million, representing a $1.5 million, or 4.4%, decrease from the $33.0 million incurred in the third quarter of fiscal 1998. This decrease was due primarily to cost savings resulting from the restructuring announced in February 1998, partially offset by expenses associated with the Company's recent review and evaluation of strategic alternatives. As a percentage of revenues, selling, general and administrative expenses were 12.5% during the third quarters of fiscal 1999 and 1998.

Research and development expenses in the third quarter of fiscal 1999 were $9.8 million, representing a $2.0 million, or 26.4%, increase over research and development expenses of $7.7 million in the third quarter of fiscal 1998. This increase reflects costs associated with the continuing development of the Company's Internet wagering platform, as well as an increase in the number of new products in the development pipeline. As a percentage of revenues, research and development expenses were 3.9% and 2.9% during the third quarters of fiscal 1999 and 1998, respectively.

Equity in earnings of unconsolidated affiliates in the third quarter of fiscal 1999 was $.8 million, a decrease of $4.1 million from the $4.9 million earned during the third quarter of fiscal 1998. This decrease was due primarily to the sale by the Company, in April 1998, of its 22.5% equity interest in Camelot Group plc ("Camelot") to Camelot for approximately $84.9 million. The book value of the Camelot investment at the time of sale was approximately $51.8 million. A portion of the cash received by the Company would have to be returned to Camelot in the event that Camelot loses its operating license for reasons attributable to actions of the Company or its employees. Accordingly, the Company has deferred the recognition of the gain from the sale of its investment and will recognize such gain evenly over the remaining period of Camelot's operating license which currently is scheduled to expire on September 30, 2001. The sale of this equity interest does not affect the Company's position as the principal supplier of goods and services to Camelot, but has reduced the Company's equity in earnings of unconsolidated affiliates. (Reference is made to the Company's Report on Form 8-K and 8-K/A filed with the SEC in May 1998 for further information concerning the sale of the Company's equity interest in Camelot).

Other income in the third quarter of fiscal 1999 of $2.2 million was comprised principally of the amortization of the deferred gain on the sale of the Camelot investment. See discussion above. Other expense of $.9 million in the third quarter of fiscal 1998 was comprised principally of the timing impact of foreign exchange costs incurred relating to the marking to market of hedges utilized to protect certain fiscal 1999 profit.

Interest expense in the third quarter of fiscal 1999 was $6.8 million, a decrease of $.6 million from the $7.4 million incurred during the third quarter of fiscal 1998. This decrease was due primarily to lower average debt balances, partially offset by higher average interest rates.

Year to Date

Revenues for the first nine months of fiscal 1999 were $717.5 million, representing a $19.2 million, or 2.6%, decrease from revenues of $736.7 million in the first nine months of fiscal 1998.

Service revenues for the first nine months of fiscal 1999 were $672.5 million, representing a $24.4 million, or 3.8%, increase over the $648.1 million of service revenues for the first nine months of fiscal 1998. This increase was due primarily to higher service revenues from the on-line lottery system in Brazil, higher jackpot activity resulting from two large Powerball jackpots in the first nine months of fiscal 1999, higher service revenues from certain of the Company's U.S. and international lottery customers and higher service revenues from Dreamport. These increases were partially offset by lower service revenues from the Company's Texas lottery contract (resulting primarily from lower sales generated by the Texas lottery). Further, there were 39 weeks of service revenues in the nine-month period ended November 28, 1998, versus 40 weeks in the nine-month period ended November 29, 1997. After a number of years of growth, the Company has witnessed a slowing in the sales generated by its U.S. lottery customers. The Company believes that the overall growth rate for its U.S. lottery customer's sales will be in the 1-3% range through January 2001. However, there can be no assurance that this will be the case.

Product sales in the first nine months of fiscal 1999 were $45.0 million, a decrease of $43.6 million, or 49.2%, from the $88.6 million of product sales in the first nine months of fiscal 1998. This anticipated decrease resulted primarily from lower lottery terminal and peripheral equipment sales in the first nine months of fiscal 1999 than in the first nine months of fiscal 1998. These lower revenues were partially offset by higher sales by Dreamport, the recognition of deferred revenues on product sales to Camelot and product sales of $11.5 million from Europrint. Prior to the sale of the Company's investment in Camelot, the Company deferred 22.5% of the revenues attributable to any product sales to Camelot and the other consortium members and recognized such deferred revenue over the depreciable life of the equipment. The sale of the Camelot investment triggered an acceleration in the recognition of this deferred revenue. As discussed earlier, Dreamport recorded the sale of its assets and rights related to the provision of gaming technology at Charles Town Races in West Virginia for approximately $13.0 million in the third quarter of fiscal 1999. Product sales in the first nine months of fiscal 1998 included the sale of a new on-line lottery central system to the Massachusetts State Lottery and a video lottery central system to the Oregon State lottery. The Company sold approximately 1,300 lottery terminals in the first nine months of fiscal 1999 as compared to approximately 10,200 lottery terminals in the same period of fiscal 1998.

Gross margins on service revenues were 33.7% in the first nine months of fiscal 1999 compared to 30.5% in the corresponding period of fiscal 1998. This increase was due primarily to higher Powerball jackpots in the first nine months of fiscal 1999 than in the corresponding period of fiscal 1998, along with lower costs resulting from the restructuring announced in February 1998, partially offset by lower margins realized from the Company's Texas lottery contract (primarily as a function of lower sales generated by the Texas lottery).

Gross margins on product sales were 32.8% in the first nine months of fiscal 1999 compared to 40.4% in the same period of fiscal 1998. This decrease is reflective of product mix and the impact of product sales of Europrint, that carry lower product margins than have been realized historically by the Company on its product sales.

Selling, general and administrative expenses in the first nine months of fiscal 1999 were $91.2 million, representing a $10.6 million, or 10.4%, decrease from the $101.8 million incurred in the first nine months of fiscal 1998. This decrease was due primarily to cost savings resulting from the restructuring announced in February 1998, along with lower legal expenses associated with investigations and legal proceedings. As a percentage of revenues, selling, general and administrative expenses were 12.7% and 13.8% during the first nine months of fiscal 1999 and 1998, respectively.

Research and development expenses in the first nine months of fiscal 1999 were $28.0 million, representing a $4.2 million, or 17.8%, increase over research and development expenses of $23.8 million in the first nine months of fiscal 1998. This increase reflects costs associated with the continuing development of the Company's Internet wagering platform, as well as an increase in the number of new products in the development pipeline. As a percentage of revenues, research and development expenses were 3.9% and 3.2% during the first nine months of fiscal 1999 and 1998, respectively.

Interest income in the first nine months of fiscal 1999 was $2.6 million, a decrease of $2.2 million from the $4.8 million earned during the first nine months of fiscal 1998. During the first nine months of fiscal 1998 the Company had higher dollar-denominated cash balances on hand in Brazil than in the comparable period of fiscal 1999 to fund the on-line lottery system implementation that was completed in February 1998.

Equity in earnings of unconsolidated affiliates in the first nine months of fiscal 1999 was $5.0 million, a decrease of $8.6 million from the $13.6 million earned during the same period of fiscal 1998. This decrease was due primarily to the sale by the Company, in April 1998, of its 22.5% equity interest in Camelot.

Other income in the first nine months of fiscal 1999 of $4.7 million is primarily comprised of the amortization of the gain on the sale of the Camelot investment.

Interest expense in the first nine months of fiscal 1999 was $21.2 million, a decrease of $.8 million from the $22.0 million incurred during the corresponding period of fiscal 1998. This decrease was due primarily to lower average debt balances, partially offset by higher average interest rates and lower capitalization of interest on lottery system installations.

The Company's effective income tax rate increased from 39% in the first nine months of fiscal 1998 to 41% in the first nine months of fiscal 1999 due principally to the loss of the beneficial tax effect of U.K. equity earnings that were reported on an after-tax basis. The Company's effective income tax rate is greater than the statutory rate due primarily to state income taxes and certain expenses that are not deductible for income tax purposes.

Special Charge

In the fourth quarter of fiscal 1998 the Company's Board of Directors approved a plan of repositioning and restructuring of the Company's operations (the "Plan"). The Company estimated and recorded a $99.4 million special charge ($60.6 million after-tax) in connection with the Plan. The major components of the Plan consisted of the sale of electronic benefit transfer (EBT) contracts and certain related assets held by the Company's Transactive subsidiary ("Transactive"), contractual obligations in connection with the departures of the Company's former Chairman and Vice Chairman from the Company, legal costs in connection with the Branson litigation and judgment in the U.K., asset impairment charges relating to two of the Company's lottery contracts, and a worldwide workforce reduction to eliminate a total of approximately 800 company positions worldwide. See Note P to the Consolidated Financial Statements in the Company's fiscal 1998 annual report on Form 10-K for further information.

The Company expects total pre-tax savings in fiscal 1999 in the range of $40.0 to $45.0 million resulting from the Plan. For the nine month period ended November 28, 1998 the savings associated with the Plan were in line with the Company's expectations.

The sale of EBT contracts and certain related assets held by Transactive is subject to the consents of certain of the contract parties and to approvals from regulatory agencies. The Company has received consents from three contract parties, two of which are time-limited. The U.S. Department of Justice has challenged the transaction on anti-trust grounds. The Company is contesting the Department of Justice's position and expects a resolution by the end of fiscal 1999. In the event that the court's decision is unfavorable, the agreement with Citibank is modified or is terminated by either party, requisite contract parties approvals are not received or expire and are not renewed, an additional charge may be required.

Impact of Year 2000

The Year 2000 computer issue creates potentially significant risks for the Company. If lottery, gaming or EBT systems that the Company supplies to customers or management information systems that the Company uses internally do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on customers' and/or the Company's operations. The Company has begun a program to assess the capability of its lottery, gaming and EBT products and its interfaces to customer systems to handle the Year 2000. The major challenge for the Company in remediating the Year 2000 issue with respect to customer systems is the multinational nature of the Company's business and the high degree of coordination that is required with customers, suppliers and employees across the globe.

The Company has established a Year 2000 project team and a program office at its corporate headquarters, made up of dedicated and shared resources, to provide the guidance and support necessary to accomplish the Year 2000 initiative. The Company's program is comprised of a six phase approach as follows:

- The inventory phase consists of compiling a comprehensive list of software and hardware technologies in use by the Company. This phase is approximately 45% complete and is expected to be completed by the end of January 1999.

- The assessment phase consists of determining the compliance status of each technology identified in the inventory phase. This phase is approximately 35% complete and is expected to be completed by February 1999.

- The planning phase consists of developing plans to upgrade hardware and/or software to Year 2000 compliance. This phase is approximately 15% complete and is expected to be completed by March 1999.

- The implementation phase consists of executing the tasks identified in the planning phase. This phase is approximately 15% complete and is expected to be completed by September 1999.

- The quality assurance phase consists of testing and validating systems replaced or modified as part of the implementation phase. This phase has not begun and is expected to be completed by September 1999.

- The special cases phase consists of developing and implementing specific plans for any Year 2000 issues that cannot be handled by the previous phases. This phase has not begun and is expected to be completed by December 1999.

The Company is actively working with and seeking to enlist the cooperation of its customers to ensure integration with their systems and telecommunication networks. The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable. The Company will continue to monitor their progress toward Year 2000 capability.

The majority of the internal management information systems in use by the Company (including SAP's R/3 system, System Union's SUN accounting system and Hyperion's Pillar software) are Year 2000 compliant. The Company has a time tracking system and an accounting system in Brazil that are not Year 2000 compliant. The Company is executing its plan to replace these two systems with SAP's R/3 system by July 1999. The Company has a limited number of non-IT systems that are primarily in use by the engineering and manufacturing departments of the Company. The Company began the inventory and assessment of these systems in October 1998 and plans to complete remediation by September 1999.

The Company's contingency planning involves using already established problem resolution processes to resolve any problems encountered during the timeframe. As a standard practice, the Company provides 24 hours a day operational support. This support provides focused individuals in all disciplines that respond real time to operational issues. In addition, an expanded team will be staffing our Year 2000 help desk to provide greater responsiveness to issues.

The costs incurred to date related to the Company's Year 2000 program approximates $1.5 million. The Company currently expects that the total cost of the program will not exceed $25 million, including $7 million for the purchase of software and hardware that will be capitalized and $18 million that will be expensed. The total cost estimate does not include possible costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business but does include the cost to install new software and hardware that is being accelerated to afford a solution to Year 2000 issues. The total cost estimate is based on the Company's current assessment of the program and is subject to change as the program progresses.

Based on currently available information, management does not believe that the Year 2000 matters discussed above will pose significant operational problems; however there can be no assurance that this will be the case. Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis, unforeseen needs or problems arise, or, systems operated by third parties are not Year 2000 compliant. In addition to the potential for a significant loss of revenues associated with Year 2000 issues, certain of the Company's United States lottery contracts provide for up to $10,000 or more in liquidated damages per minute for system downtime in excess of a stipulated grace period and certain of the Company's international customers reserve the right to assess substantial liquidated damages in the event that system downtime does occur.

Changes in Financial Position, Liquidity and Capital Resources

During the first nine months of fiscal 1999, the Company generated $207.3 million of cash from operations. This cash, together with $84.9 million of cash received from the sale of the Company's investment in Camelot, was used to pay down $126.4 million on the Credit Facility, to fund the purchase of $97.6 million of systems, equipment and other assets relating to contracts, to fund the acquisition of Europrint for $21.5 million and to repurchase $19.2 million of the Company's common stock.

Inventories increased by $32.5 million, from $27.9 million at February 28, 1998 to $60.4 million at November 28, 1998, due primarily to spending relating to product sales (see also advanced payments from customers below) expected to be delivered by August 1999.

The cost of systems, equipment and other assets relating to contracts increased by $47.8 million, from $1,204.6 million at February 28, 1998 to $1,252.4 million at November 28, 1998. This increase reflects the continuing installation of a new lottery system in Michigan and the expansion of lottery systems in several domestic and international locations.

Goodwill increased by $18.8 million, from $118.5 million at February 28, 1998 to $137.3 million at November 28, 1998, due primarily to the acquisition of Europrint.

Investments in and advances to unconsolidated affiliates decreased by $53.5 million, from $64.8 million at February 28, 1998 to $11.3 million at November 28, 1998, due primarily to the sale of the Company's investment in Camelot.

Special charge decreased by $24.9 million, from $33.6 million at February 28, 1998 to $8.7 million at November 28, 1998, due to approximately $16.1 million of severance and related payments.

Employee compensation decreased by $7.7 million, from $25.6 million at February 28, 1998 to $17.9 million at November 28, 1998, due primarily to the payment of fiscal 1998 incentive compensation and employee profit sharing, along with lower anticipated incentive compensation costs for fiscal 1999.

Advance payments from customers increased by $28.5 million, from $.5 million at February 28, 1998 to $29.0 million at November 28, 1998. This increase reflects down payments received on product sales orders from five international customers, along with the current portion of the deferred gain from the sale of the Company's investment in Camelot.

Income taxes payable, that are reported net of income tax refunds receivable, increased by $39.9 million, from $25.4 million at February 28, 1998 to $65.3 million at November 28, 1998, due primarily to an income tax refund received relating to the special charge, along with the timing of income tax payments.

Long-term debt, less current portion decreased by $143.2 million, from $453.6 million at February 28, 1998 to $310.4 million at November 28, 1998, due primarily to the proceeds received from the sale of the Company's investment in Camelot and free cash flow that were utilized to reduce the Credit Facility.

Other liabilities increased by $12.9 million, from $19.2 million at February 28, 1998 to $32.1 million at November 28, 1998. This increase reflects the long-term portion of the deferred gain from the sale of the Company's investment in Camelot. See discussion of Camelot sale in "Results of Operations - Third Quarter" above.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 1999 will be in a range of $160.0 million to $210.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. As of January 2, 1999 the Company had utilized approximately $18 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility, together with other sources of capital believed to be available, will be sufficient to permit it to meet its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to permit it to fund anticipated internal growth.

Inflation, Interest Rates and Foreign Exchange Fluctuation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations, particularly in emerging markets such as Brazil. The Company historically used the U.S. dollar as the functional currency for its operations in Brazil due to the high levels of inflation in the Brazilian economy. The Company began using the local currency in Brazil as the functional currency on March 1, 1998 because of the significant reduction in the rate of inflation in Brazil. The change in functional currency is not expected to materially affect the Company's operations. At November 28, 1998, the net book value of the Company's investments in Brazil was approximately $165.4 million.

The Company uses various techniques to reduce the risk associated with future increases in interest rates, including the issuance of seven- and ten-year fixed rate debt on May 29, 1997, in a private placement.

The Company seeks to manage its foreign exchange risk by securing payment from its customers in U.S. dollars, by sharing risk with its customers, by utilizing foreign currency borrowings, by leading and lagging receipts and payments, and by entering into foreign currency exchange and option contracts. In addition, a significant portion of the costs attributable to the Company's foreign currency revenues are payable in the local currencies.

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with certain firm sales commitments, anticipated local currency margin and certain assets and liabilities denominated in foreign currencies. The Company does not engage in currency speculation. Unrealized gains and losses on contracts that hedge specific foreign currency commitments are deferred and accounted for as part of the transaction being hedged. Contracts used to hedge local currency margin and certain assets and liabilities are marked to market with the resulting transaction gains or losses included in other income. As of January 2, 1999, the Company had approximately $2.2 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily Australian dollars) and approximately $176.4 million of outstanding foreign currency exchange and futures contracts to sell foreign currencies (primarily pounds Sterling, Brazilian reals, Spanish pesetas and Australian dollars).

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted the new Statement effective August 30, 1998 (the first day of its fiscal 1999 third quarter). The new Statement did not have a significant effect on earnings or the financial position of the Company. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

              Not Applicable

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As previously publicly reported, in October 1994, the U.S. Attorney's Office for the District of New Jersey indicted J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and two other individuals who served as consultants to the Company through their wholly-owned company, The Benchmark Group, Inc. ("Benchmark"). The indictment alleged essentially that, unbeknownst to the Company, Mr. Smith had received kickbacks from the consultants for his own benefit. The indictment did not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's New Jersey lottery operations. The trial of Mr. Smith and the two consultants commenced in September 1996 in the U.S. District Court for New Jersey, and on October 4, 1996, Mr. Smith and one of the two consultants were found guilty of all charges. The other consultant, Joseph LaPorta, was found not guilty. The New Jersey U.S. Attorney immediately announced in a press release that a grand jury investigation in that jurisdiction was continuing but did not specify the scope of such investigation. In October 1996, Mr. Smith moved for a new trial. In the midst of these events, the New Jersey Lottery Commission awarded the Company a contract to continue operating the State lottery. In August 1998, the New Jersey Federal Court denied a motion brought by Mr. Smith for a new trial. In October 1998, Mr. Smith was finally sentenced respecting the October 1996 jury verdict against him. He received a prison term of 63 months, was ordered to pay restitution to the Company in the amount of $169,500 and was fined $20,000. In October 1998, Mr. Smith filed a notice of appeal in the United States Court of Appeals for the Third Circuit. In November 1998, the U.S. Attorney's Office for the District of New Jersey advised the Company that currently GTECH is not the current subject or target of an ongoing grand jury investigation by that office.

In November 1998, Benchmark and Joseph LaPorta, the shareholder of Benchmark who was found not guilty in the criminal proceeding described in the preceding paragraph, filed suit in the Superior Court of New Jersey (Atlantic County - Law Division) against GTECH and Victor Markowicz, the Company's former Co-Chairman, alleging that GTECH had wrongfully terminated and otherwise breached a May 1992 contract, as amended, between the Company and Benchmark pursuant to which Benchmark provided government relations services on behalf of GTECH in New Jersey. The complaint filed by Benchmark and Mr. LaPorta also alleged that GTECH had breached an implied covenant of good faith and fair dealing by allegedly authorizing and directing Benchmark to make payments that were not within the contemplation of the contract and terminating its contract with Benchmark after allegedly receiving substantial benefits from Benchmark; that GTECH had committed fraud upon Benchmark by allegedly making knowingly false representations to Benchmark prior to termination of the May 1992 contract; and that GTECH and Markowicz had committed fraud upon and had made negligent representations to Benchmark by allegedly concealing that certain payments which the Company is said to have directed that Benchmark make to third parties were allegedly made for the personal benefit of Mr. Markowicz and unspecified others. Benchmark's complaint seeks unspecified compensatory and punitive damages and costs and such other further relief as the Court deems equitable and just. The Company believes that Benchmark's complaint, and the allegations underlying the complaint, are wholly without merit. The Company intends to vigorously defend itself in these proceedings.

In December 1998, Lawrence Littwin, the former Executive Director of the Texas Lottery Commission, filed suit against GTECH in the United States District Court for the Northern District of Texas alleging that GTECH, as operator of the Texas lottery, unlawfully attempted to have Mr. Littwin removed as

Executive Director of the Texas Lottery Commission in order to continue its alleged unlawful control of the Texas Lottery Commission and the Texas lottery. The specific causes of action alleged by Mr. Littwin include alleged tortious interference by GTECH with Mr. Littwin's employment relationship with the Texas Lottery Commission which caused him to be removed as the Executive Director; alleged conspiracy with unspecified third parties to maintain control of the Texas Lottery Commission and the Texas lottery; and various alleged violations by GTECH of the Racketeer Influenced Corrupt Organization Act (18 Sections 1961(4) and 1962(b), (c) and (d)) ("RICO"). Mr. Littwin's complaint seeks unspecified damages (including treble damages in the case of RICO violations) and costs. The Company believes that Mr. Littwin's complaint, and the allegations underlying the complaint, are wholly without merit. The Company intends to vigorously defend itself in these proceedings.

The Company monitors, and occasionally affirmatively becomes involved in, litigation involving Indian gaming in states where such litigation may, directly or indirectly, concern or call into question the legal rights and operations of state lotteries to which the Company provides contract services. The purpose of this effort is to protect state lottery interests, and thus the Company's revenue streams from service contracts. As previously publicly reported, one such piece of litigation is Rumsey Indian Rancheria v. Wilson, recently pending in the U.S. District Court for the Eastern District of California, which involved a suit by several California Indian tribes against the Governor of California under the federal Indian Gaming Regulatory Act ("IGRA"). The Indian Tribes claimed that certain elements of the California State Lottery (which is a customer of the Company) and the equipment on which it is run involve the operation of slot machines and, therefore, under IGRA, the tribes also must be permitted to operate slot machines. The State of California argued that the California Lottery does not involve the operation of slot machines; however, the State also appeared to take the position that, if and to the extent the California Lottery does involve the operation of slot machines, it must be terminated because the California Lottery is not exempt from the California law prohibiting the operation of slot machines. The Company filed amicus curiae briefs in this case which argued that the California Lottery does not involve the operation of slot machines and that even if it does, the California Lottery is exempt from the State law prohibition on slot machines. In September 1998, the Court entered summary judgement for the defendants. The Indian Tribes have since appealed the District Court's decision.

For further information respecting legal proceedings, refer to Items 1 and 3 of, and Note G of Notes to Consolidated Financial Statements included in, the Company's fiscal 1998 Annual Report on Form 10-K; to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," of the Company's Quarterly Report for the period ending May 30, 1998; to Part I, Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and Part II, Item 1 "Legal Proceedings," of the Company's Quarterly Report for the period ending August 29, 1998; and to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - The exhibits to this report are as follows:

                  10       Income Deferral Plan 1998

                  10.1 Trust Agreement, dated December 18, 1998, by and between the Company and The Bank of New York as Trustee, respecting the Income Deferral Plan 1998

                  27       Financial Data Schedule - November 28, 1998

                  27.1     Financial Data Schedule - November 29, 1997

         (b) The Company did not file any reports on form 8-K during the quarter to which this report relates

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       GTECH HOLDINGS CORPORATION

Date: January 5, 1999  By  /s/ Thomas J. Sauser
                           -----------------------------------------------------
                       Thomas J. Sauser, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: January 5, 1999  By  /s/ Robert J. Plourde
                           -----------------------------------------------------
                       Robert J. Plourde, Vice President and Corporate Controller (Principal Accounting Officer)