Form 10-K405
period 1999-02-27
GTECH HOLDINGS CORP
filed 1999-05-12
CIK 857323

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 27, 1999
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of May 3, 1999 was $987,743,750. (Reference is made to Page 39 herein for a statement of the assumptions upon which this calculation is based.)

On May 3, 1999, there were outstanding 37,556,150 shares of the registrant's Common Stock.

Documents Incorporated By Reference: Certain portions of the registrant's 1999 definitive proxy statement relating to its scheduled July 1999 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

GTECH Corporation ("GTECH") is the world's leading operator of computerized online lottery systems and the wholly owned subsidiary of GTECH Holdings Corporation ("Holdings"; collectively with its direct and indirect subsidiaries, including GTECH, the "Company"). The Company currently operates, or supplies equipment to, online lottery systems for 29 of the 38 online lottery authorities in the United States and has supplied, currently operates or has entered into contracts to operate in the future online lottery systems for 52 of the 84 international online lottery authorities. The Company, seeking to develop growth opportunities outside of the online lottery industry, is actively involved in the pursuit of other gaming and entertainment opportunities, such as venue-based gaming and video lottery. The Company also is considering expanding into other complimentary areas of business, especially those involving transaction processing.

Since the establishment of the first online lottery in 1975, the online lottery industry has experienced substantial growth, as governments have increasingly relied on lotteries as a non-tax source of revenue. After a number of years of growth, the Company has witnessed over the past two years a downward trend in the sales generated by its United States lottery customers. During calendar 1998, ticket sales in the online lottery industry were approximately $20.1 billion in the United States, representing a decline of approximately 6% from online lottery ticket sales in the United States during calendar 1997. During fiscal 1999 (which ended February 27, 1999), lottery sales by the Company's domestic customers declined approximately 2% from fiscal 1998 levels, resulting in a decline in the Company's domestic service revenues of 5.6%. Notwithstanding this, worldwide sales by the Company's lottery customers increased approximately 5% in fiscal 1999 over fiscal 1998. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

The Company's core business consists of providing online lottery services and products to governmental lottery authorities and governmental licensees worldwide. The Company offers its customers a full range of lottery services, including the design, assembly, installation, operation, maintenance and marketing of online lottery systems and instant ticket support systems and services. The Company's lottery systems consist of numerous lottery terminals located in retail outlets, central computer systems, systems software and game software, and communications equipment which connects the terminals and the central computer systems.

Historically, the majority of the Company's lottery customers in the United States have entered into long-term service contracts pursuant to which the Company provides, operates and maintains the customers' online lottery systems in return for a percentage of the gross lottery revenues. Many of the Company's international lottery customers have purchased their online lottery systems, although some, especially lottery authorities in Eastern Europe and Latin America, have entered into long-term service contracts with the Company. In recent years there has been, in general, an industry movement away from product sales in favor of long-term service contracts. In fiscal 1993, approximately 70% of the Company's lottery revenues were derived from its portfolio of long-term online lottery service contracts with substantially all of the remainder being derived from lottery product sales. In fiscal 1999, approximately 95% of the Company's lottery revenues were derived from online lottery service contracts. As anticipated, product sales declined from $122.0 million in fiscal 1998 to $85.5 million in fiscal 1999. Notwithstanding this, and the general industry trend away from product sales described above, the Company currently anticipates that revenues attributable to product sales to lotteries during fiscal 2000 are likely to return to approximately fiscal 1998 levels.

In recent years, lottery authorities have recognized that by offering new games or products, they often are able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal online products and services introduced in recent years consist of keno, instant ticket support systems and services and televised lottery programs such as BingoVision(TM). Keno, an online lottery game which features drawings as often as every five minutes, was first introduced by the Company and the Lotteries Commission of South Australia in 1990 and subsequently has been introduced successfully by the Company and lottery authorities in 20 additional jurisdictions on four continents. The Company currently provides instant ticket support services, products and systems in 26 domestic jurisdictions and 13 jurisdictions outside of the United States. In recent years, the Company has offered customers television lottery games. BingoVision(TM), the Company's best known television game, is a televised bingo-based lottery game which is played in 10 jurisdictions. During fiscal 1999, the Company augmented its game design expertise by acquiring 80% of the equity of Europrint Holdings Ltd. and its wholly-owned subsidiary, Interactive Games International, which pioneered the development of interactive, televised lottery games, including BingoVision(TM). See "Certain Significant Developments Since the Start of Fiscal 1999" and "Products and Services Introduced in Recent Years" below.

During fiscal 1999, the Company announced that it had established a business unit, UWin!(TM), to provide internet-based interactive games to its international customers in the government-sponsored lottery market. In May 1999, after the close of fiscal 1999, the Company entered into a contract with the An Post National Lottery Company, the Irish lottery authority, to provide, maintain and operate its UWin!(TM) internet solution in the Republic of Ireland through March 2000. See "Certain Significant Developments Since the Start of Fiscal 1999" and "Products and Services Introduced in Recent Years" below.

In recent years, the Company also has broadened its product lines outside of its core business of providing online lottery services and products. In September 1995, the Company incorporated its Dreamport, Inc. ("Dreamport") subsidiary, to pursue gaming opportunities other than online lottery, including video lottery and venue-based gaming. Dreamport now provides a comprehensive array of creative management and technology solutions and development and strategic services to the gaming and entertainment markets, as well as video lottery systems and other gaming technology. Dreamport, through a joint venture with Full House Resorts, Inc., provides financing, gaming development and management services to the Midway Slots and Simulcast emporium at Harrington Raceway in Delaware and the Huron Potawatomi Tribe in Battle Creek, Michigan, which recently entered into a tribal compact with the State of Michigan. Dreamport currently independently provides machine gaming video lottery products and services to 10 jurisdictions worldwide. During fiscal 1999, Dreamport, in equal partnership with Harrah's Entertainment, Inc. and Keeneland Association, purchased the assets of Turfway Park, a thoroughbred race course in Florence, Kentucky. See "Certain Significant Developments Since the Start of Fiscal 1999" below.

Since August 1993, the Company, principally through its wholly-owned subsidiary, Transactive Corporation ("Transactive"), has been in the business of providing electronic benefits delivery ("EBT") systems and services on behalf of government authorities. During fiscal 1998, the Company announced that it had entered into an agreement to sell to Citicorp Services, Inc., a subsidiary of Citicorp ("Citicorp Services"), certain of its EBT contracts, subject to receiving necessary customer consents and regulatory approvals, and that it had decided not to pursue future opportunities that may arise in the electronic benefits delivery industry. During fiscal 1999, the Company reported that the U.S. Department of Justice had commenced a legal action to enjoin the consummation of the transaction on anti-trust grounds and, subsequently, that Citicorp Services had terminated the agreement to purchase certain of Transactive's EBT contracts. The Department of Justice's legal proceeding was dismissed as a result of this termination, and the Company announced that it would continue to perform all EBT contracts through their terms. See "Certain Significant Developments Since the Start of Fiscal 1999," below.

GTECH was founded in 1980. Holdings acquired GTECH in a leveraged buy-out, in which members of then-senior management of GTECH participated, that was completed in February 1990.

The Company's principal executive offices are located at 55 Technology Way, West Greenwich, Rhode Island 02817, and its telephone number is (401) 392-1000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

The future performance of the Company's business is subject to the factors set forth below, as well as the other considerations described elsewhere herein.

Certain statements contained in this Report are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is or expects to be engaged,
(ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, (iv) the Company's program to address potential issues relating to the change of date to January 1, 2000 ("Year 2000"), and (v) the results and effects of legal proceedings and investigations. Such forward looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in the forward looking statements. These risks and uncertainties include but are not limited to those set forth herein and in the Company's press releases and its Forms 10-K, 10-Q, 8-K and other reports and filings with the Securities and Exchange Commission (the "SEC").

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

         MAINTENANCE OF BUSINESS RELATIONSHIPS AND CERTAIN LEGAL MATTERS

A significant portion of the Company's revenues and cash flow is derived from its portfolio of long-term online lottery service contracts. The Company's online lottery service contracts typically have an initial term of five years and usually provide the customer with options to extend the contract under the same terms and conditions for additional periods generally ranging from one to five years. The Company's customers have generally exercised some or all of the extension options under their contracts or negotiated extensions on different terms and conditions. Upon the expiration of a contract, lottery authorities may award new contracts through a competitive procurement process. There can be no assurance that, in the future, the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes. The Company's lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and other specified reasons, and many of such contracts permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which the Company would be entitled were such termination to occur. The termination of or failure to renew one or more lottery contracts could, depending upon the circumstances, have a material adverse effect on the Company's business, financial condition and results and prospects.

The Company regularly engages public affairs and governmental relations advisors, including lobbyists, in various jurisdictions to advise legislators, other governmental officials and the public in connection with lottery legislation, to monitor potential lottery legislation and to advise the Company in connection with the Company's lottery proposals. The Company also makes contributions to various political parties and associations but does not make contributions to individual candidates or their campaigns.

As previously publicly reported, in October 1994, the U.S. Attorney's Office for the District of New Jersey indicted J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and two other individuals who served as consultants to the Company through their wholly-owned company, The Benchmark Group, Inc. ("Benchmark"). The indictment alleged essentially that, unbeknownst to the Company, Mr. Smith had received kickbacks from the consultants for his own benefit. The indictment did not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's New Jersey lottery operations. The trial of Mr. Smith and the two consultants commenced in September 1996 in the U.S. District Court for New Jersey, and on October 4, 1996, Mr. Smith and one of the two consultants were found guilty of all charges. The other consultant, Joseph LaPorta, was found not guilty. The New Jersey U.S. Attorney immediately announced in a press release that a grand jury investigation in that jurisdiction was continuing but did not specify the scope of such investigation. In the midst of these events, the New Jersey Lottery Commission awarded the Company a contract to continue operating its State lottery. In October 1998, the Court sentenced Mr. Smith to a prison term of 63 months, ordered him to pay restitution to the Company in the amount of $169,500 and fined him $20,000. Mr. Smith filed a notice of appeal in the United States Court of Appeals for the Third Circuit and in April 1999 oral argument on this appeal was heard. In November 1998, the U.S. Attorney's Office for the

District of New Jersey advised the Company that currently GTECH is not the subject or target of an ongoing grand jury investigation by that office.

In 1995, the Texas U.S. Attorney's Office also issued grand jury document subpoenas to the Company, and the Company has cooperated with this investigation.

In February 1999, a witness appearing before the Moriarty Tribunal, an investigative body convened by the Irish Parliament and chaired by Mr. Justice Moriarty to investigate the business affairs generally of former Taoiseach (Prime Minister) of Ireland Charles Haughey, testified that in February 1993 Guy
B. Snowden, then Chief Executive Officer of the Company, had invested pound sterling 67,000 (approximately $100,000) of his personal funds in a company owned by Mr. Haughey's son. Mr. Haughey had resigned as Taoiseach in February 1992. In July 1992, the An Post Irish National Lottery Company, the Irish lottery authority (the "NLC"), issued a Request for Proposals respecting online and instant ticket lottery goods and services, and in September 1992 the Company, which was the then incumbent provider of lottery goods and services to the NLC under an agreement awarded to the Company in 1987, submitted a Proposal to the NLC in response to the NLC's Request for Proposals. In November 1992, the NLC selected the Company to provide online and instant ticket goods and services to the NLC under the terms of the competitive procurement and, following negotiations, a definitive agreement was entered into between the NLC and the Company in March 1993. The Tribunal has requested that the Company provide various documents regarding the Company's business in Ireland. The Company is cooperating with the Tribunal. In addition, the Company has made its own inquiry into the facts surrounding Mr. Snowden's investment and the extent, if any, of the Company's involvement in or knowledge of that investment. The Company's investigation has determined that no Company funds were used to make Mr. Snowden's investment, and there is no information to suggest that Mr. Snowden ever sought reimbursement for the investment from the Company. Further, there is no information to suggest that Mr. Snowden informed anyone else at the Company of his investment at the time or that his investment was related in any way to the renewal of the Company's contract to supply systems and support to the NLC. Mr. Snowden has advised the Company through counsel that (i) his investment was a strictly personal one, (ii) the investment was made from his personal funds, (iii) he never sought reimbursement for any portion of his investment from the Company or any other entity, and (iv) his investment was not related to the NLC and was not intended to and did not influence the NLC's decision to renew the Company's contract.

No charges of wrongdoing have ever been brought against the Company by any grand jury or other governmental authority.

The Company does not believe that it has engaged in any wrongdoing in connection with these matters. However, since current investigations are still or maybe underway and are conducted in whole or in part in secret, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other governmental agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect.

In November 1998, Benchmark and Joseph LaPorta, the consultant and shareholder of Benchmark who was found not guilty in the criminal proceeding described in the paragraph above respecting J. David Smith, filed suit in the Superior Court of New Jersey (Atlantic County - Law Division) against GTECH and Victor Markowicz, the Company's former Co-Chairman, alleging that GTECH had wrongfully terminated and otherwise breached a May 1992 contract, as amended, between the Company and Benchmark pursuant to which Benchmark provided government relations services on behalf of GTECH in New Jersey. The complaint filed by Benchmark and Mr. LaPorta also alleged that GTECH had breached an implied covenant of good faith and fair dealing by allegedly authorizing and directing Benchmark to make payments that were not within the contemplation of the contract and by terminating its contract with Benchmark after allegedly receiving substantial benefits from Benchmark; that GTECH had committed fraud upon Benchmark by allegedly making knowingly false representations to Benchmark prior to termination of the May 1992 contract; and that GTECH and Mr. Markowicz had committed fraud upon and had made negligent representations to Benchmark by allegedly concealing that certain payments which the Company is said to have directed that Benchmark make to third parties were allegedly made for the personal benefit of Mr. Markowicz and unspecified others. The complaint seeks unspecified compensatory and punitive damages and costs and such other further relief as the Court deems equitable and just. In December 1998, the Company filed a motion to dismiss, or in the alternative for summary judgment. The Company believes that Benchmark's complaint, and the allegations underlying the complaint, are wholly without merit. The Company intends to continue to vigorously defend itself in these proceedings.

In December 1998, Lawrence Littwin, the former Executive Director of the Texas Lottery Commission from June 1997 to October 1997, filed suit against GTECH in the United States District Court for the Northern District of Texas alleging that GTECH, as operator of the Texas lottery, unlawfully attempted to have Mr. Littwin removed as Executive Director of the Texas Lottery Commission in order to continue its alleged unlawful control of the Texas Lottery Commission and the Texas lottery. The specific causes of action alleged by Mr. Littwin include alleged tortious interference by GTECH with Mr. Littwin's employment relationship with the Texas Lottery Commission which caused him to be removed as the Executive Director; alleged conspiracy with unspecified third parties to maintain control of the Texas Lottery Commission and the Texas lottery; and various alleged civil violations by GTECH of the Racketeer Influenced Corrupt Organization Act (18 Sections 1961(4) and 1962(b), (c) and (d)) ("RICO").
Mr. Littwin's complaint seeks unspecified damages (including treble damages in the case of RICO violations) and costs. Discovery is proceeding in this matter. The Company believes that Mr. Littwin's complaint, and the allegations underlying the complaint, are wholly without merit. The Company continues to vigorously defend itself in these proceedings.

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

                       LIQUIDATED DAMAGES UNDER CONTRACTS

The Company's lottery contracts typically permit termination of the contract at any time for failure of the Company to perform and for other specified reasons and generally contain demanding implementation schedules and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of the Company's lottery contracts also permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which the Company would be entitled should such termination occur. Certain of the Company's United States lottery contracts have contained provisions for up to $700,000 a day in liquidated damages for late system start-up and provide for up to $10,000 or more in penalties per minute for system downtime in excess of a stipulated grace period, and certain of the Company's international customers (most notably the United Kingdom's National Lottery) similarly reserve the right to assess substantial monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in the Company's lottery contracts present an ongoing potential for substantial expense. Liquidated damages are generally deducted directly from revenues the Company has otherwise earned from the lottery authorities and are budgeted by the Company on an annual basis. Lottery contracts generally require the vendor (i.e., the Company) to post a performance bond, which in some cases may be substantial, securing the vendor's performance under such contracts.

Liquidated damages paid or incurred by the Company with respect to its contracts equaled 0.50%, 0.23%, 0.25%, 0.21% and 0.35% of annual revenues in each of the five fiscal years ending February 1995 through 1999, respectively.

                               IMPACT OF YEAR 2000

Many computer programs, including those used by the Company and its suppliers and customers, use only two digits to identify a year and were not designed to handle years beginning after 1999. This Year 2000 computer issue creates potentially significant risks for the Company. If lottery, gaming or EBT systems that the Company supplies to customers, or management information systems that the Company uses internally, do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on customers' and/or the Company's operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

                                GAMING OPPOSITION

While the Company believes that legalized gaming, especially lottery, generally enjoys widespread public support, gaming opponents have continued to persist in efforts to curtail the expansion of legalized gaming. Recently, for example, the National Gaming Impact Study Commission, a commission created by the U.S. Congress in 1997 to study the economic and social effects of legalized gambling, narrowly voted to endorse a non-binding recommendation for a moratorium on the spread of casinos, lotteries and slot machines in the United States.

                          STRENGTHENING OF COMPETITION

The online lottery industry is increasingly competitive in the United States and internationally, which increased competition could adversely affect the Company's ability to win renewals of contracts from its existing customers and to win contract awards from other lottery authorities. In addition, such increased competition may affect the profitability of contracts which the Company does obtain. Through fiscal 2001 (which ends in February 2001), a number of the Company's larger contracts are expected to come up for renewal, including its contracts with the lottery authorities of New York, Ohio, Brazil (National Lottery) and the United Kingdom. See "Competition" below.

                         FOREIGN CURRENCY EXCHANGE RATES

Foreign currency exchange exposure arises from currency transactions and anticipated transactions denominated by the Company in a currency other than U.S. dollars and from the translation by the Company of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. The Company employs a variety of strategies in its effort to mange its substantial foreign currency exchange exposure. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" below.



CERTAIN SIGNIFICANT DEVELOPMENTS SINCE THE START OF FISCAL 1999

          LOTTERY CONTRACT AWARDS AND RELATED SIGNIFICANT DEVELOPMENTS

Since the start of fiscal 1999 (which ended on February 27, 1999) the Company has received a number of service contract awards and extensions from lottery authorities.

NEW-ONLINE CUSTOMERS. During fiscal 1999, the Company received awards to install online lottery systems from two new online customers, and commenced online sales under a contract signed in late fiscal 1998 with a third new online customer. In October 1998, the Company announced that it had signed a product sales and services contract to supply online lottery equipment, software and services to New South Wales Lotteries Corporation following a competitive procurement. Under the terms of the contract, the Company will replace the Lottery's existing system with new central system hardware and PRO:SYS(TM) software. In addition, the Company will replace the Lottery's existing terminal equipment with the Company's new Altura(TM) terminal, the Company's latest generation online terminal. Also in October 1998, the Company announced that following a competitive procurement it had been selected to provide under a product sales and services contract a fully integrated gaming system, consisting of online lottery equipment, software and services, to Mifal Hapayis, the Israeli National Lottery. Online lottery sales are scheduled to commence under the New South Wales Lotteries Corporation and Mifal Hapayis contracts in March 2000 and August 1999, respectively. In addition, in March 1998, online lottery sales commenced under the agreement which it entered into in February 1998, prior to the start of fiscal 1999, with Sport Toto Teskilat Mudurlugu (Sports Toto Organization Directorate), the Company's second lottery customer in Turkey. Under the terms of this agreement, the Turkish sports betting organization shares an existing lottery system provided by the Company to Milli Piyango, the Turkish National Lottery.

In addition to contracts to provide online systems to the new customers described above, in September 1998, the Company signed an agreement to provide BingoVision(TM), the Company's online lottery game which combines a bingo drawing with a television game show, and related services to five German state lotteries: Berlin, Brandenburg, Saxony, Saxony-Anhalt and Thuringen. The Company is currently the online vendor to two of these states, Saxony and Thuringen. The Company will provide the technology to enable the online vendors in Berlin, Brandenburg and Saxony-Anhalt to offer the game. This contract marks the first implementation of a Company lottery game in a jurisdiction where the Company is not the primary vendor.

OTHER NEW ONLINE CONTRACTS AND EXTENSIONS. Since the start of fiscal 1999, the Company has been awarded new online service contracts by, or has received contract extensions from, a number of its existing customers.

In March 1998, the Company announced that it had signed a new eight year facilities management contract with the Michigan lottery authority to provide an online lottery system and services. In February 1999, the Company entered into a new five year contract to provide online products and services to the Arizona lottery, including new central system hardware, PRO:SYS(TM) online gaming software and approximately 2,500 ISYS(TM) terminals. The award has two one-year extension options and followed a competitive procurement. In November 1998, the Company announced that it had been selected under a three year agreement to provide and to service the California lottery authority with instant ticket vending machines leased from On-Point Technology Systems, Inc., a premier supplier of automated, self-service lottery ticket vending machines. In March 1999, after the close of fiscal 1999, the Company announced it signed a new six-year facilities management contract to provide online lottery products and services to Loteria Electronica de Puerto Rico.

In October 1998, the Company, reporting its sole loss in a competitive procurement for fiscal 1999, announced that the Indiana lottery authority had awarded a contract to provide equipment and services for a new online lottery system to a competitor of the Company.

In addition to entering into the new facilities management contracts described above, the Company entered into a number of significant product sale agreements with existing customers since the start of fiscal 1999. In March 1998, the Company announced that it had completed the first installation of its PRO:SYS(TM) system in Asia under a product sales agreement with Singapore Pools (Private) Limited and in February 1999, the Company announced that it had signed another product sales agreement with this customer for the development and installation of sports betting games. In May 1998, the Company entered into a new contract to provide online lottery equipment, software and services under a product sale and multi-year service agreement with South Australia Lotteries Corporation. In July 1998, the Company announced that it had signed a product sale and service agreement with AB Svenska Spel, a Swedish lottery authority, to provide the latest version of its PRO:SYS(TM) software system, barcode readers for the lottery's online retailers, GVT instant ticket validators and network support equipment. In July 1998, the Company also announced that it had entered into a product sales agreement to provide online lottery equipment and services to DeLotto Stichting de Nationale Sporttotalisator of the Netherlands following a competitive procurement. In December 1998, the Company announced that it had signed a new contract with La Loterie Nationale de Belgique, Belgium's National Lottery. In January 1999, the Company announced that it had entered into a new product sales agreement with Dansk Tipstjeneste, Denmark's National Lottery operator, to replace the lottery's existing terminals. In February 1999, the Company signed a product sales agreement with Sports Toto Malayasia Sdn. Bhd. for the Company's Spectra II terminals. Also in February 1999, the Company announced that it had entered into a new product sales and services agreement to provide online lottery products and services to the Idaho lottery authority.

In addition, since the start of fiscal 1999, the lottery authorities of Colorado, Denmark, New York, Nebraska and Ohio have extended the terms of their online contracts with the Company.

                        DREAMPORT AND NON-LOTTERY GAMING

Since the start of fiscal 1999, there have been several significant developments respecting the Company's non-lottery gaming and entertainment business. In July 1998, the Company announced that it had entered into an agreement with la Societe de la Loterie de la Suisse Romande - the non-profit lottery company operating in the six French-speaking cantons in Switzerland - to provide, through Dreamport, the Company's non-lottery gaming and entertainment subsidiary, touch screen terminals, validation management terminals and Dreamport's Video PRO:SYS(TM) central system for the operation of an electronic instant lottery game. The system was sold, and the related technology licensed, to the Loterie Romande. In January 1999, Dreamport announced that Turfway Park LLC, a newly formed company where membership interests are owned equally by Keeneland Association, Inc., Dreamport and a wholly-owned subsidiary of Harrah's Entertainment, had entered into an agreement with Turfway Park Racing Association, Inc. to purchase Turfway Park, a traditional racetrack located in Florence, Kentucky (in the Cincinnati, Ohio market) featuring thoroughbred racing and simulcast wagering, and related assets for $37 million. This transaction closed in March 1999. In February 1999, Dreamport entered into a five-year distribution and services agreement with Jenosys Technologies, Inc., a leading provider of table-based and wireless electronic bingo systems, under which Dreamport will act as the exclusive distributor of Jenosys electronic bingo products to government agencies in the provinces of Canada. During fiscal 1999, Dreamport also announced an agreement with Penn National Gaming, Inc. to sell the Company's assets related to the provision of gaming technology at Charles Town Races in West Virginia. See "Products and Services Introduced in Recent Years---Non-Lottery Gaming Products and Services" below.

                            NEW PRODUCTS AND SERVICES

Since the start of fiscal 1999, the Company also has made several announcements respecting new products and services. In March 1998, the Company announced its agreement to provide to the Colorado lottery its new terminal product, PlayerExpress(TM). PlayerExpress(TM), part of the Company's new generation of terminals, which is designed specifically for large retail environments with numerous checkout lanes, allows customers to conveniently play lottery at the checkout area of their retail store as part of their regular shopping. The Company subsequently entered into agreements with the Nebraska lottery authority and (after the close of fiscal 1999) the New Zealand lottery authority to supply Player Express(TM) terminals. In October 1998, the Company launched its Altura(TM) family of terminals. Altura(TM), which represents the initial offering of the Company's ninth generation of online lottery terminals, permits applications to be written in the Java programming language enabling the rapid development of a wide variety of games that are compatible with numerous software environments. In July 1998, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly-owned subsidiaries, including Interactive Games International ("IGI"), for a net cash purchase price of $21.6 million, including related acquisition costs. The Company has the option, and under certain circumstances the obligation, to acquire the remaining 20% of the equity of Europrint and IGI within five years from the date of acquisition. The Company augmented its game design expertise with the acquisition of Europrint, which is among the world's largest providers of media promotional games, and IGI which has pioneered the development of interactive, televised lottery games including BingoVision(TM) and SplitLevel(TM). In July 1998, the Company established a business unit, UWin!(TM), to provide internet-based interactive games to its international customers in the government-sponsored lottery market. In May 1999, after the close of fiscal 1999, the Company entered into a contract with the An Post National Lottery Company, the Irish lottery authority, to provide, maintain and operate its UWin!(TM) internet solution in the Republic of Ireland through March 2000.

                                   OTHER NEWS

The Company also reported other important developments since the start of fiscal 1999. In April 1998 the Company announced that it had reached an agreement with Camelot Group, plc, the operator of the United Kingdom's National Lottery, for the repurchase of the equity formerly owned by the Company in Camelot for pound sterling 51 million. The Company also reported significant developments respecting the agreement announced in February 1998, by Transactive Corporation, the Company's electronic benefits transfer (EBT) subsidiary, to sell to Citicorp Services, Inc., Transactive's EBT contracts and certain related assets. In July 1998, the U.S. Department of Justice commenced a legal action to enjoin the consummation of this transaction on anti-trust grounds and, in January 1999 Citicorp Services, Inc. terminated this agreement. The legal proceeding was dismissed as a result of this termination and the Company announced that it would continue to perform all EBT contracts through their terms. Finally, in March 1999, after the close of fiscal 1999, the Company announced that Quick Draw, the keno-style game operated in New York state on a lottery system provided by the Company, would terminate effective April 1, 1999, and the game did terminate as announced, due to the failure of the New York State legislature to extend the legislation authorizing the game. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

                             MANAGEMENT DEVELOPMENTS

Since the beginning of fiscal 1999, there were a number of significant managerial developments. In March 1998, Steven P. Nowick, who had joined the Company as Senior Vice President, Corporate Development, in September 1997, was elected Chief Operating Officer of the Company. The Company also strengthened its management team by hiring Donald R. Sweitzer as the Company's Senior Vice President of Government Relations in July 1998, Jean-Pierre Desbiens, as Senior Vice President, Product Sales and Development, in August 1998, and David J. Calabro, as the Company's Senior Vice President responsible for Company's facilities management business, in March 1999, after the close of fiscal 1999. The Company also announced the departure of Laurance W. Gay, formerly Senior Vice President, Sales and Business Development, in March 1998, and Michael R. Chambrello, formerly the Company's Executive Vice President, in July 1998.

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

Lotteries are operated by state and foreign governmental authorities and their licensees in approximately 195 jurisdictions worldwide. Governments have authorized lotteries primarily as a means of generating non-tax revenues. In the United States, lottery revenues are frequently designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on their lotteries as revenues from lottery ticket sales are often a significant source of funding for these programs.

Although there are many types of lotteries in the world, it is possible to categorize government authorized lotteries in two principal groups: online lotteries and off-line lotteries. An online lottery is conducted through a computerized lottery system in which lottery terminals are connected to a central computer system, typically by dedicated telephone lines. An online lottery system is generally utilized for conducting games such as lotto, sports pools, keno and numbers, in which players make their own selections. Off-line lotteries feature lottery games which are not computerized, including traditional off-line lottery games and instant ticket games. Traditional off-line lottery games, in which players purchase tickets which are manually processed for a future drawing, generally are conducted only in international jurisdictions. Instant ticket games, in which players scratch off a coating from a pre-printed ticket to determine if it is a winning ticket, are conducted both internationally and in the United States.

In general, online lotteries generate significantly greater revenues than both traditional off-line lottery games and instant ticket games. In addition, there are several other advantages to online lotteries as compared to traditional off-line lotteries. Unlike traditional off-line lottery games, wagers can be accepted and processed by an online lottery system until minutes before a drawing, thereby significantly increasing the lottery's revenue in cases in which a large prize has attracted substantial wagering interest. Online lottery systems also provide greater reliability and security, allow a wider variety of games to be offered and automate accounting and administrative procedures which are otherwise manually performed.

Typically, approximately 50% of the gross revenues of an online lottery in the United States is returned to the public in the form of prizes. Approximately 35% is used by the state to support specific public programs or as a contribution to the state's general funds. The remaining 15% is generally used to fund the operations of the lottery, including the cost of advertising, sales commissions to point-of-purchase retailers and service fees to vendors such as GTECH.

From 1971 through 1998, total annual lottery ticket sales in the United States grew from approximately $147.5 million to approximately $34.1 billion, although the Company has witnessed, over the last two years, a downward trend in sales generated by its United States lottery customers. See "General" above. Historically, most of the growth in ticket sales has occurred in the online portion of the lottery business which accounted for approximately 59% of total lottery ticket sales in 1998.

There are currently 38 jurisdictions operating online lotteries in the United States. Implementation of lotteries in other jurisdictions, will depend upon successful completion of legislative, regulatory and administrative processes.

Outside the United States, government operated or licensed lotteries, many of which are off-line, have a long history. The international online lottery industry has experienced significant growth. Since 1977, when there were no online lotteries operating outside of the United States, 84 international jurisdictions have implemented online lottery systems. A number of other international jurisdictions, principally in Europe, Asia and Latin America, are currently considering the implementation of online lotteries.

ONLINE LOTTERY CONTRACTS

The Company generally conducts business under one of three types of contractual arrangements: Facilities Management Contracts, Operating Contracts and Product Sales Contracts. Under a typical Facilities Management Contract, the Company installs, operates and maintains a lottery system, while retaining ownership of the lottery system. These contracts generally provide for service fees directly from the lottery authority to the Company based on a percentage of online lottery ticket sales. Under an Operating Contract, the Company generally provides the same services as under a Facilities Management Contract, but sells the lottery system and licenses the computer software to the lottery authority. Ongoing service fees to the Company under an Operating Contract are usually based on a percentage of lottery ticket sales. Under a Product Sales Contract, the Company sells, delivers and installs a turnkey lottery system or lottery equipment and licenses the computer software for a fixed price, and the lottery authority subsequently operates and maintains the lottery system.

The collection of lottery monies, the selection of winners, the financial responsibility for the payment of prizes and the qualification of retail sales agents are usually the sole responsibility of the lottery authority in each jurisdiction in which the Company operates a lottery. The United Kingdom's National Lottery provides an important exception to the general rule. Camelot, a consortium of companies, is licensed by the United Kingdom government to operate all aspects of the National Lottery with the exception of proceeds allocation.

                         FACILITIES MANAGEMENT CONTRACTS

The Company's Facilities Management Contracts generally require the Company to install, operate and maintain an online lottery system for an initial term, which is typically at least five years, and usually contain options permitting the lottery authority to extend the contract under the same terms and conditions for one or more additional periods, generally ranging from one to five years. In addition, the Company's customers occasionally renegotiate extensions on different terms and conditions. See "Certain Factors That May Affect Future Performance- Liquidated Damages Under Contracts" above.

The Company's revenues under Facilities Management Contracts are generally based upon a percentage of gross online lottery ticket sales. The level of lottery ticket sales within a given jurisdiction is determined by many factors, including population density, the types of games played and the games' design, the number of terminals, the size and frequency of prizes, the nature of the lottery's marketing efforts and the length of time the online lottery system has been in operation.

Under its Facilities Management Contracts, the Company retains title to the lottery system and typically provides its customers with the services necessary to operate and manage the lottery system. The Company installs and commences operations of a lottery system after being awarded a Facilities Management Contract and, following the start-up of the lottery system, is responsible for all aspects of the system's operations. The Company typically operates lottery systems in each jurisdiction on a stand-alone basis through the installation of two or more dedicated central computer systems, although in a few instances several jurisdictions share the same central system. In addition, the Company employs a dedicated work force in each jurisdiction, consisting of a site director, marketing personnel, computer and hotline operators, communications specialists and customer service representatives who service and maintain the system.

Under certain of the Company's Facilities Management Contracts the lottery authority has the right to purchase the Company's lottery system during the contract term at a predetermined price, which is calculated so that it exceeds the Company's net book value of the system at the time the right is exercisable. The Company's role with respect to the continued operation of a lottery system in the event of the exercise of such a purchase option generally is not specified in such contracts and thus would be subject to negotiation. Under many of the Company's Facilities Management Contracts, the lottery authority also has the option to require the Company to install additional terminals and/or add new lottery games. Such installations may require significant expenditures by the Company. However, since the Company's revenues under such contracts generally depend on the level of lottery ticket sales, such expenditures have generally been recovered through the revenues generated by the additional equipment or games and revenues from existing equipment.

Under a number of the Company's lottery contracts (including the Georgia, New York, Texas and United Kingdom contracts), in addition to providing, operating and maintaining the online lottery system in these jurisdictions, GTECH is providing a wide range of support services and equipment for the lottery's instant ticket games, such as marketing, distribution and automation of validation, inventory and accounting systems, for which it receives fees based upon a percentage of the revenues of the instant ticket games.

Revenues from Facilities Management Contracts are accounted for as service revenues in the Company's Income Statements.

The table below sets forth the lottery authorities with which the Company had Facilities Management Contracts as of April 15, 1999. Unless otherwise indicated, the Company is the sole supplier of central computers and terminals and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of March 31, 1999, the approximate number of terminals installed in each jurisdiction.

                         FACILITIES MANAGEMENT CONTRACTS

                                                                                                                 CURRENT
                      APPROXIMATE NO. OF LOTTERY      DATE OF COMMENCEMENT OF       DATE OF EXPIRATION OF       EXTENSION
JURISDICTION            TERMINALS INSTALLED(1)           CURRENT CONTRACT           CURRENT CONTRACT TERM        OPTIONS*
UNITED STATES:
Arizona                          2,466                         1/99                       9/99 (2)                 --
California (3)                  13,850                        10/93                         10/03                  --
Colorado                         2,561                         3/95                         10/04                  --
D.C. (4)                           571                         5/95                         11/99                  --
Georgia                          6,614                         4/93                         9/03                   --
Illinois                         8,480                         2/89                         10/99                  1 one-year
Indiana (5)                      3,994                         3/90                         8/99                   --
Iowa                             1,512                         4/91                         6/01                   1 two-year
Kansas                           1,806                         7/97                         6/02                   1 three-year
                                                                                                                   1 two-year
Kentucky                          2,898                        4/97                         6/03                   5 one-year
Louisiana                        2,768                         6/97                         6/05                   5 one- year
Maine (6)                          995                         7/90                         6/00                   --
Michigan                         6,513                         1/98                         1/06                   3 one-year
Missouri                         2,623                         7/96                         7/01                   1 two-year
Nebraska                           870                         4/94                         6/04                   --
New Hampshire (6)                  988                         7/90                         6/00                   --
New Jersey                       5,980                         6/96                         6/01                   5 years
New Mexico                       1,198                         6/96                         11/03                  5 one-year
New York                        13,701                         2/93                         2/00                   2 one-year
Ohio                             6,662                        10/93                         6/01                   --
Oregon                           2,732                        12/96                         10/04                  3 one-year
Rhode Island                       949                         1/97                         7/02                   5 one-year
Texas                           15,347                         3/92                         8/02                   --
Vermont (6)                        474                         7/90                         6/00                   --


                                                                                                                 CURRENT
                      APPROXIMATE NO. OF LOTTERY     DATE OF COMMENCEMENT OF        DATE OF EXPIRATION OF       EXTENSION
JURISDICTION            TERMINALS INSTALLED(1)           CURRENT CONTRACT           CURRENT CONTRACT TERM       OPTIONS*
------------            ----------------------           ----------------           ---------------------       --------
Washington State                   2,449                       9/95                         6/01                 3 years
West Virginia                      1,386                       2/92                         6/00                 2 one-year
Wisconsin                          3,092                       6/97                         6/02                 2 one-year


INTERNATIONAL:
Barbados
-T.L. Lotteries                      185                      10/94                         1/00                 2 one-year
Brazil (7)
-National
   Lottery (7)                    12,533                       1/97                         9/01                 (7)
-Minas Gerais                        912                      10/94                         10/00                (7)
-Parana                              776                       8/94                          8/99                (7)
-Santa Caterina                      170                       5/95                          5/00                (7)
-FGFS Sports Club                     92                      11/94                         11/99                (7)
Chile
-Polla Chilena de                  1,699                      12/93                         8/99                 --
Beneficencia S.A.
Czech Republic (8)
-SAZKA                             2,980                      10/92                          (8)                 (8)
Ireland (9)
-An Post Nat'l                     2,059                       3/93                         3/00                 (9)
Lottery Company
Lithuania (10)
-OLIFEJA                             796                      12/94                         12/09                (10)
Poland (11)
-Totalizator                       5,191                       3/91                         10/01                (11)
Sportowy
Puerto Rico
-Loteria                           2,072                       3/99                         3/05                 1 three-year
Electronica de
Puerto Rico
Slovakia
-TIPOS, a.s. (12)                  1,082                       3/96                         (12)                 --

                                                                                                                  CURRENT
                        APPROXIMATE NO. OF LOTTERY    DATE OF COMMENCEMENT OF       DATE OF EXPIRATION OF        EXTENSION
JURISDICTION              TERMINALS INSTALLED(1)          CURRENT CONTRACT          CURRENT CONTRACT TERM        OPTIONS*
Spain
-L'Entitat Autonoma                 2,502                      10/97                       10/03                  1 six-month
de Jocs I Apostes de
la Generalitat de
Catalunya
Trinidad & Tobago
-National Lotteries                   628                      12/93                        7/99                  5 one-year
Control Board
United Kingdom
-The National                       9,739                      7/94                         9/01                  --
Lottery (13)

--------------------

* Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1)      Total does not include instant ticket validation terminals.

(2) The Company has entered into a new five-year contract (with two one-year extension options) with the Arizona lottery authority that commences in September 1999.

(3) In addition, the Company is a subcontractor to High Integrity Systems, Inc. ("HISI"), which has a contract with the California lottery authority to install and maintain 6,309 terminals using HISI's proprietary dial-up technology for online and instant ticket sales and validation.

(4) Operated by Lottery Technology Enterprises, a joint venture in which the Company has a 40% interest.

(5) The Indiana lottery authority has entered into a contract with the competitor of the Company commencing in August 1999.

(6) The Maine, New Hampshire and Vermont lottery authorities share a central computer system.

(7) Operated by GTECH Brasil Holdings, S.A. (formerly RACIMEC Informatica Basileira, S.A.), a Brazilian company in which the Company owns all voting stock. Each of the Brazilian agreements may be extended, at the option of the respective lottery authority, for one or more extension terms not to exceed, in aggregate, the duration of the base term.

(8) The contract with the Czech Republic lottery authority runs until seven years after the installation of the 2,000th terminal or three years after the installation of any terminals after the 2,000th terminal, whichever is later.

(9) The contracts with the Ireland lottery authority may either be extended for any period mutually acceptable to the Company and the lottery authority or continue indefinitely until termination by the lottery authority.

(10) The Company's contract with the Lithuania lottery authority automatically extends from year-to-year unless either party gives timely notice of non-renewal.

(11) The term of the Company's contract with the Poland lottery authority automatically renews for an indefinite number of one-year extension periods thereafter unless either party gives timely notice of non-renewal.

(12) The Company's contract with TIPOS expires seven years after the installation of the 1,000th terminal on the system.

(13) Operated by Camelot Group plc, a consortium of which the Company was, until April 1998, a member, on a facilities management basis. The Company will continue to sell equipment to Camelot Group plc for use by The National Lottery.

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

Revenues from sales of lottery systems and equipment under Operating Contracts are accounted for as product sales revenue, and services provided under such contracts are accounted for as service revenues in the Company's Income Statements.

The table below sets forth the lottery authorities with which the Company had Operating Contracts as of April 15, 1999. Unless otherwise indicated, the Company is the sole supplier of lottery equipment and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of March 31, 1999, the approximate number of terminals installed in each jurisdiction.


                               OPERATING CONTRACTS


                               APPROXIMATE NO. OF                               DATE OF EXPIRATION OF      CURRENT
                               LOTTERY TERMINALS     DATE OF COMMENCEMENT OF    CURRENT CONTRACT TERM     EXTENSION
JURISDICTION                      INSTALLED(1)           CURRENT CONTRACT                                  OPTIONS*

UNITED STATES:
Idaho                                   659                    2/99                     2/03              4 one-year

INTERNATIONAL:
Argentina

-Loteria National Sociedad              801                   11/93                     4/01              1 two-year
del Estado

Turkey

-Turkish National Lottery             3,591                    2/96                     11/01                (2)

         * Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1)      Total does not include instant ticket validation terminals.

(2) The term of the contract with the Turkey lottery authority shall automatically renew for successive one-year extension terms unless either party gives timely notice of non-renewal. In addition, the Turkey lottery authority has the option to assume responsibility for the provision of certain lottery services at any time after the second anniversary of system start-up.



                             PRODUCT SALES CONTRACTS

The Company sells, delivers and installs online lottery systems for a fixed price under Product Sales Contracts. The Company also sells additional terminals and central computers to expand existing systems and/or replace existing equipment under Product Sales Contracts.

In connection with its Product Sales Contracts, the Company generally designs the lottery system, trains the lottery authority's personnel and provides other services required to make and keep the system operational. The Company also generally licenses its software to its customers for a fixed additional fee.

Historically, product sales revenues have been derived from the installation of new online lottery systems and the sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions at times has resulted in variability in product sales revenues from quarter to quarter. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The table below lists certain of the Company's direct and indirect customers that have purchased or as to which they have agreed to purchase lottery terminals and other online lottery equipment from the Company since March 1, 1991. The Company has found the size and timing of product sales often difficult to predict and has experienced variability in product sales revenues from period to period.

           Argentina             --National Lottery of Argentina
           Argentina             --Provincial Lottery of Buenos Aires
           Australia             --Lotteries Commission of New South Wales
           Australia             --Lotteries Commission of South Australia
           Australia             --Tattersall Sweep Consultation
           Australia             --Lotteries Commission of West Australia
           Austria               --Osterreichische Lotto Toto Gesmbh
           Belgium               --Loterie Nationale de Belgique
           Canada                --Atlantic Lottery Corporation
           Canada                --British Columbia Lottery Corporation
           Canada                --Ontario Lottery Corporation
           Canada                --Saskatchewan Gaming Commission

           Canada                --Western Canada Lottery Corporation
           Denmark               --Dansk Tipstjanst
           Finland               --Oy Veikkaus AB
           Germany               --Sachsiche Lotto-GmbH
           Germany               --Lotterie Treuhandgesellschaft Mbh Thuringen
           Iceland               --Islensk Getspa
           Iceland               --Islenskar Getraunir
           Israel                --Mifal Hapayis
           Malaysia              --Pan Malaysian Pools
           Malaysia              --Lotteries Corporation (Sabah) Sdn. Bhd.
           Malaysia              --Sports Toto Malaysia Bhd.
           Massachusetts        -- Massachusetts State Lottery Commission
           Netherlands           --Stichting de Nationale Sport Totalisator
           New Zealand           --New Zealand Lotteries Commission
           Philippines           --Philippines Charity Sweepstake Office
           Singapore             --Singapore Pools (Pte) Ltd.
           Spain                 --Sistemas Tecnicos de Loterias del Estado
           Sweden                --AB Svenska Spel
           Switzerland           --Sport-Toto Gesellschaft
           Switzerland           --Loterie de la Suisse Romande
           Turkey                --Spor Toto Teskilat Mudurlugu
           United Kingdom        --The National Lottery


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

Marketing of the Company's lottery products and services to lottery authorities outside of the United States is often performed in conjunction with licensees and consultants with whom the Company contracts for representation in specific market areas. Although generally neither a condition of their contracts with the Company nor a condition of their contracts with lottery authorities, such licensees and consultants often agree with the Company to provide on-site services after installation of the online lottery system.

Pursuant to a 1990 Distributorship and License Agreement (the "D&L Agreement") between the Company and CGK Computer Gesellschaft Konstanz GmbH ("CGK"), a subsidiary of Siemens AG, the Company granted to CGK the exclusive right to distribute, service, sell and market the Company's online lottery systems and components in selected European jurisdictions under separately negotiated Memoranda of Understanding ("MOUs"). Although the D&L Agreement terminated during fiscal 1996, CGK and the Company continue to fulfill their respective obligations under certain MOUs and related agreements entered into under the D&L Agreement.

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

The Company's online lottery systems control and perform the following functions: entry of wagers using a terminal's keyboard or a fully-integrated optical mark recognition reader; automatic editing of each wager for correctness by the originating terminal; encryption and transmission of the wager and related data to the central computer installation(s); processing of each wager by the central computers, including entry of the wager into redundant data bases; transmission of authorization for the originating terminal to accept the wager and print a receipt or ticket, winning ticket identification and validation; and administrative functions, including determination of prize pools and generation of management information reports.

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

                                    TERMINALS

The Company designs, manufactures and provides the point-of-sale terminals used in its online lottery systems. Currently, approximately 153,000 of its model GT-101 FX terminals, introduced in 1983, its model GT-101TF terminals, introduced in 1985, and its model GT-401/OI terminals, introduced in 1989, are installed in numerous jurisdictions. All of these terminals use advanced microprocessors and software programs to provide the increased transaction processing performance levels and communications interfaces required in the online lottery industry. These terminals are designed to allow customization of application functions to each lottery's specifications, including optical mark recognition, ticket graphics printing, user and customer display options and other application functions. The terminals' hardware facilitates independent development of applications programs by the Company. The Company's Spectra(TM) terminal series (GT-401 and 402 O/M), first introduced in 1989, is distinguished by its modular internal and external architecture. The modular design provides an enhanced level of flexibility to lottery jurisdictions by permitting them to choose among a variety of options and terminal subsystem configurations, including readers, printers, keyboards, displays, and communications interfaces. As of February 27, 1999, a total of approximately 62,000 Spectra(TM) terminals were installed in numerous international jurisdictions.

The Company's ISYS terminal series, (GT-502), introduced during fiscal 1996, is an integral, single-unit terminal which features modular subassemblies, high performance ticket printer and playslip reader subassemblies, an easy-to-use design, and a host of new features and technologies. As of February 27, 1999, approximately 53,000 ISYS terminals were installed in numerous lottery jurisdictions.

During fiscal 1999, the Company announced its agreement to provide to the Colorado lottery its new terminal, Player's Express(TM), which was designed specifically for large retail environments with numerous checkout lanes. The Company subsequently entered into agreements with the Nebraska lottery authority and (after the close of fiscal 1999) the New Zealand lottery authority to supply PlayerExpress(TM) terminals. As of February 27, 1999, approximately 90 PlayerExpress(TM) terminals were installed. In addition, during fiscal 1999, the Company also announced the launch of its Altura(TM) family of terminals. The Company expects the first Altura(TM) terminals to be installed during fiscal 2000. See "Products and Services Introduced in Recent Years" below.

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

                                CENTRAL COMPUTERS

Each of the Company's lottery systems contains one or more central computer sites to which the lottery terminals are connected. The Company's central computer systems are manufactured by Compaq Computer Corporation (formerly Digital Equipment Corporation), and Stratus Computer, Inc. The specifications for the configuration of the Company's central computer installations are designed to provide continuous availability, a high throughput rate and maximum security. Central computer installations typically include: redundant mainframe computers, various peripheral devices (such as magnetic storage devices, management terminals and hard copy printers), and various safety, environmental control and security subsystems (including a back-up power supply), which are all manufactured by third parties, and a microcomputer-based communication and switching subsystem. In addition, the Company supplies management information systems that provide lottery personnel access to important financial and operational data without compromising the security of the online system.

                                 COMMUNICATIONS

The Company's lottery terminals are typically connected to the central computer installations by dedicated telephone lines owned or leased by the jurisdiction in which the system is located. Due to the varying nature of telecommunications services available in lottery jurisdictions, the Company has developed the capability to interface with a wide range of communications technologies, including UHF Radio capability (narrow-band and Spread Spectrum), GSAT/VSAT, Microwave, Integrated Services Digital Networking (ISDN), Data Over Voice (DOV), fiber optic and cellular telephone. In Argentina, Barbados, Brazil, the Spanish province of Catalunya, Chile, The Czech Republic (to which the Company is supplying the DL-201F, the Company's latest radio technology), Estonia, Lithuania, Mexico, New Mexico, Poland, Puerto Rico, Slovakia, Trinidad and Tobago and Venezuela, the Company utilizes UHF Radio Data-Link Communications system in lieu of telephone lines to provide a data communications pathway between the lottery terminals and the central computers. The Company also uses this technology in the United States to supplement the existing telephone networks in Ohio, Oregon, Rhode Island, Texas, Washington and the District of Columbia. The Company's GSAT satellite technology makes it feasible to serve large market areas where telephone lines are either unavailable, unreliable or too costly. GSAT currently operates in the United States in remote areas of Colorado, New Mexico, Texas and Washington, and internationally in Argentina, the Czech Republic, Brazil, Chile, Poland and the United Kingdom. The Company has also implemented UHF radio in conjunction with GSAT to further enhance reliability and cost savings in remote areas.

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

During fiscal 1999, the Company augmented its game design expertise by acquiring Europrint Holdings Limited (among the world's largest providers of media promotional games) and its wholly-owned subsidiaries including Interactive Games international, Inc. (which has pioneered the development of interactive, televised lottery games including BingoVision(TM) and SplitLevel(TM)). See "Certain Significant Developments Since the Start of Fiscal 1999" above.


                                    MARKETING

In United States jurisdictions in which the Company has been awarded a lottery contract, the Company is frequently asked to assist the lottery authority in the marketing of lottery games to the public. Such assistance generally includes advice with respect to game design, and promotion and development and distribution of terminals and advertising programs. As part of such assistance, the Company developed "GMark," a computerized marketing analysis system used to determine favorable locations for new lottery terminals. The lottery authorities of California, Florida, Georgia, Illinois, Missouri, New Jersey, New York, Ohio, Rhode Island, Texas, Washington and Wisconsin currently utilize GMark systems, and many customers contact the Market Research Group at GameScape(TM) from time to time to obtain GMark services.

                                    WARRANTY

Because the Company retains title to the system under a Facilities Management Contract, no warranty is provided on the Company's products supplied under such contracts. The Company does repair or replace such products as necessary to fulfill its obligations under such contract. There is no standard warranty on products manufactured by the Company. A typical warranty provides that the Company will repair or replace defective products for a period of time (usually one year) from the date a product is delivered and tested. Product warranty expenses for the fiscal years 1999, 1998 and 1997 were not material. The Company typically does not provide a warranty on products it sells that are manufactured by third parties, but attempts to pass the manufacturer's warranty, if any, on to the customer. With respect to computer software, the Company typically modifies its software as necessary so that the software conforms to the specifications of the contract with the customer.

PRODUCTS AND SERVICES INTRODUCED IN RECENT YEARS

                                 ONLINE LOTTERY

In recent years, lottery authorities have recognized that by offering new games or products, the lotteries are often able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal online lottery products and services introduced in recent years are keno, instant ticket support services and televised lottery games, such as BingoVision(TM). In addition, the Company has recently launched its Altura(TM) series terminals, Players Express(TM) terminal and PRO:SYS(TM) software system to enhance the functionality and appeal of its existing software and terminal lines.

KENO. While new online jurisdictions offer growth by providing access to new players, more mature markets, such as the United States, rely principally upon the introduction of new games to provide growth. One such game introduced by the Company is keno. In keno, players typically choose up to 10 numbers from a field of 80 and attempt to match their numbers against any 20 numbers which are randomly selected by a central computer system. Alternatively, the player may choose up to 10 numbers and wager that none of such numbers will match the 20 numbers randomly selected. This game combines the multiple prize payouts of a lotto-type game with the immediacy of an instant scratch-off lottery game. It is also unique in its play-style and distribution, which decreases the risk that the game will cannibalize existing online lottery revenues. Keno is more interactive than typical online lottery games and is designed to be played in the company of others. While most lotto and numbers games are found in convenience stores and supermarkets, places visited frequently and often individually, keno outlets are often located in restaurants, taverns and bowling alleys and other social settings which tend to be visited by groups of people.

From the Company's introduction in April 1990 of the first online keno game for the Lotteries Commission of South Australia through the end of fiscal 1999, the Company had assisted lottery authorities in Belgium, Brazil (Parana, Minas Gerais, Santa Caterina and Goias), California, The Czech Republic, Georgia, Kansas, Lithuania, Massachusetts, New York, Oregon, Rhode Island, Catalunya (Spain), the Slovak Republic, Switzerland (La Societe de la Loterie de la Suisse Romande), Trinidad and Tobago, West Virginia and Venezuela (Loteria de Caracas) in implementing online keno games.

Keno illustrates the impact that new games can have on lottery revenues. Since the United States introduction of keno in 1991, United States keno revenues have grown significantly, exceeding $1.8 billion and accounting for more than 9% of total United States online lottery revenues in

1998. The popularity of keno has led the Company to explore the development of new games based upon keno. Most notably, the Company developed in recent years Keno Plus(TM), a new product that combines expanded keno game characteristics with new hardware and enhanced product support.

Keno has been the subject of legal challenges in recent years. Most notably, in June 1996, the California Supreme Court in Western Telecon, Inc. et al v. California State Lottery unexpectedly reversed trial and appellate court decisions and found the California keno game to be a banked game rather than a lottery because it provides for a fixed prize that is not dependent upon the size of the prize pool. Accordingly, the Court concluded that the keno game was not authorized by the California lottery law, and the California State Lottery suspended operation of the keno game in June 1996. In September 1996, the Company launched a parimutuel monitor game designed by the Company and the California State Lottery as a replacement for the suspended game. Although the new game, like keno, features frequent drawings, its payouts are based upon a prize pool determined by sales rather than by predetermined or fixed amounts. Keno was also the subject of an unsuccessful legal challenge in New York which began in August 1995. There can be no assurances that legal challenges to keno will not be brought in the future in these or other jurisdictions, nor can there be any assurances respecting the results of such legal challenges, if any, upon the operations of keno in jurisdictions serviced by the Company.

In March 1999, after the close of fiscal 1999, the Company announced that Quick Draw, the keno-style lottery game operated in New York State provided by the Company, would terminate effective April 1, 1999, and the game did terminate as announced, due to the failure by the New York State legislature to extend the legislation authorizing the game. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" below.

INSTANT TICKET SUPPORT SERVICES. The Company provides certain products, systems and services to the instant ticket lottery industry. The Company's online support systems for the instant ticket lottery business provide comprehensive functionality, including: instant ticket validation; retailer accounting; inventory control and tracking; ticket stock distribution; electronic funds transfer; finance and sales tracking reports; and marketing support.

In order to automate and increase the security of instant ticket lotteries, the Company developed the GTECH Validation Terminal ("GVT"), a point-of-sale device that facilitates instant ticket validation and provides access to the Company's online instant ticket support systems for instant ticket agents who are not part of a lottery's online lottery system. The Company also offers add-on validation terminals which attach to its online lottery terminals and provide the same functionality as the GVT, while using the existing communications network.

The Company is providing marketing, distribution, online validation, inventory control and accounting support services and equipment (but not the printing of the instant tickets) for the Texas lottery's instant ticket games. In addition, the Company currently provides instant ticket support services to lottery authorities in Arizona, California, Colorado, District of Columbia, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oregon, Rhode Island,

Texas, Vermont, Washington and Wisconsin. Internationally, the Company currently supplies lottery authorities in Australia, Belgium, Brazil, Chile, Denmark, Finland, Ireland, Netherlands, New Zealand, Spain (Catalunya), Sweden and the United Kingdom with instant ticket support services.

TELEVISION LOTTERY GAMES. The Company in recent years has offered a product line of televised lottery games. Players buy tickets from online lottery retailers and mark them while following a live, televised game show which includes a draw of numbers.

Through the use of proprietary game-tracking software, the Company is able to display, live, how many at-home players are winners or about to become winners, with each new numbers draw. The Company has implemented BingoVision(TM), a television lottery game featuring a bingo draw, in Estonia, Lithuania, New Zealand, Slovakia, Belgium, and five German states; has implemented SplitLevel(TM), a televised game featuring displayed boards of numbers with winners determined by the number of matches from these boards in Estonia; and is actively marketing these and other games to other lottery authorities.

THE PRO:SYS(TM) SOFTWARE SYSTEM. PRO:SYS(TM) is the Company's latest software system. Employing a user friendly interface, lotteries can use PRO:SYS(TM) to manage all aspects of their gaming environment, including online, instant ticket sales and accounting and video games. Features such as promotions management and information analysis allow lottery authorities to tailor the system to their individual needs. PRO:SYS(TM) was first installed in September 1994 for Societe de la Loterie de la Suisse Romande, Switzerland. Since that time, the Company has installed PRO:SYS(TM) in systems used by the lottery authorities of Arizona, Washington, D.C.; Colorado; Idaho; Ontario, Canada; Sachsische Lotto-GmbH in Leipzig, Germany; Washington State; Missouri; Denmark; New Mexico; Massachusetts; New Jersey; Thuringen, Germany; Kansas; Kentucky; Ohio; Oregon; Rhode Island; Wisconsin; New Zealand; Belgium; Finland; Sweden; and Switzerland and is in the process of installing PRO:SYS(TM) in two additional jurisdictions.

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

THE PLAYER EXPRESS(TM) TERMINAL. During fiscal 1999, the Company announced the introduction of its new terminal, the Player Express(TM). Player Express(TM), which had its inaugural installation under the Company's contract with the Colorado lottery authority, was designed as part of the Company's attempt to provide a total solution for selling lottery tickets in large retail environments with numerous checkout lanes. Player Express(TM) allows consumers to conveniently play lottery at the checkout area of retail stores as part of their regular shopping.

THE ALTURA(TM) TERMINAL. During fiscal 1999, the Company announced the launch of its Altura(TM) family of terminals. Altura(TM), which represents the initial offering of the Company's ninth generation of online lottery terminals, permits applications to be written in the Java programming language enabling the rapid development of a wide variety of games that are compatible with numerous software environments.

VIDEOSITE.(TM) During fiscal 1998, the Company acquired VideoSite, Inc., a leading provider of multimedia broadcasting software. VideoSite is in the process of developing lottery and retail advertising and promotional products which will use its broadcasting software to complement the Company's video-based gaming software products.


                    NON-LOTTERY GAMING PRODUCTS AND SERVICES

In September 1995, the Company incorporated Dreamport, Inc. to pursue gaming opportunities other than online lottery including video lottery and venue-based gaming.

Dreamport provides a comprehensive array of creative management and technology solutions, and development and strategic services to the gaming and entertainment markets as well as video lottery systems and other gaming technology. Dreamport's video lottery machine gaming systems combine the security and integrity of the Company's traditional online lottery systems with entertainment-based video games. These video lottery machine gaming systems include a controlling central computer system, video lottery terminal gaming machines (which the Company acquires through an exclusive OEM manufacturing relationship with Bally Gaming Systems, Inc.), the Company's ticket validation terminals, and a self-diagnostic communications network. Games offered by these video lottery machine gaming systems include poker, blackjack, keno, bingo, reel games and electronic instant lottery games.

The Company entered the video lottery machine gaming business during fiscal 1991 and currently provides machine gaming video lottery products and services to lottery jurisdictions in Minas Gerais, Santa Catarina and Parana, Brazil; Switzerland; Alberta, British Columbia, Saskatchewan, Canada; Oregon; and Rhode Island.

Through a joint venture with Full House Resorts, Inc., the Company also provides financing, gaming development and management services to the Midway Slots and Simulcast Emporium at Harrington Raceway in Delaware and the Huron Potawatomi Tribe in Battle Creek, Michigan.

In March 1999, the Company, in equal partnership with Harrah's Entertainment, Inc. and Keeneland Association, purchased the assets of Turfway Park, a thoroughbred racecourse located in Florence, Kentucky (in the Cincinnati, Ohio market) featuring thoroughbred racing and simulcast wagering. Included with the purchased assets was a 24% ownership interest in, and management contract for, Kentucky Downs, a thoroughbred racetrack and simulcast center on the Kentucky border in close proximity to the Nashville, Tennessee market. See "Certain Significant Developments Since the Start of Fiscal 1999 - Dreamport and Non-Lottery Gaming" above.

PRODUCT DEVELOPMENT

The Company devotes substantial resources in order to enhance its present products and systems and develop new products. In fiscal 1999, the Company spent approximately $40.2 million on research and development, as compared to $36.5 million in fiscal 1998 and $31.0 million in fiscal 1997. As of February 27, 1999, the Company (including subsidiaries) had approximately 450 full-time employees, including certain members of senior management, engaged in research and development.

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

PRODUCTION, ASSEMBLY AND COMPONENTS

The Company purchases most of the parts, components and subassemblies (some of which are designed by the Company) necessary for its terminals and other products from outside sources and assembles them into finished products. The Company offers central systems manufactured by Compaq Computer Corporation (formerly Digital Equipment Corporation) and Stratus Computer, Inc. for its lottery systems.

BACKLOG

The backlog of the Company's orders for sales of its products and services believed by the Company to be firm and the fixed fee portion of service contracts amounted to approximately $305.5 million as of February 27, 1999, as compared to a backlog of approximately $235 million as of February 28, 1998. Approximately $148.1 million, or 48.5% of the backlog at February 27, 1999, is not expected to be filled during fiscal 2000. Not included in such backlog are
(i) amounts which are payable to the Company under its lottery contracts based on a percentage of lottery ticket sales which amounts, historically, have represented a substantial portion of the Company's revenues and (ii) revenues related to the Company's Transactive subsidiary, which revenues are variable in nature.

COMPETITION

The online lottery business is highly competitive in the United States and internationally. Both in the United States and internationally, price is an important, but usually not the sole criterion for selection. Other significant factors that influence the award of lottery contracts are: the ability to optimize lottery revenues through technical capability and applications knowledge; the quality, dependability and upgrade capability of the system; the marketing and gaming experience, financial condition and reputation of the vendor; and the satisfaction of other requirements and qualifications that the lottery authority may impose.

During fiscal 1999, the Company's principal competitors in the online lottery business (and the number of online lottery jurisdictions currently serviced or under contract worldwide by such competitors) are as follows: Automated Wagering International, Inc., a subsidiary of Powerhouse Technologies, Inc. (formerly, Video Lotteries Technologies, Inc.) (9); Autotote Corporation (3) ("Autotote"); Scientific Games Holdings Corporation (which acquired Telecontrol, the European lottery operation formerly owned by Autotote, during fiscal year 1998, as described below) (8, all of which are jointly serviced with International des
Jeux); International Totalizator Systems, Inc. (6); and International des Jeux (Lotto France) (8, all of which are jointly serviced by Telecontrol and International des Jeux); and Essnet/Alcatel (15).

Two additional competitors for European online lottery business have emerged in recent years. During fiscal 1996, CGK Computer Gesellschaft Konstanz mbH ("CGK"), a subsidiary of Siemens AG, and the Company agreed to terminate their 1990 Distributorship and License Agreement pursuant to which CGK had exclusive right to distribute, service, sell and market the Company's online lottery systems and components in specified European jurisdictions. Subsequent to August 1995, the effective date of this termination, CGK has been a direct competitor of the Company in Europe. Further, in April 1997, Scientific Games Holdings Corporation completed the purchase of TeleControl, as mentioned above. Under the terms of the acquisition agreement, Scientific Games will have the right to license and purchase Autotote's wagering terminals for use in lottery applications.

In March 1999 (after the close of fiscal 1999), Anchor Gaming, an operator and developer of gaming machines and casinos, and Powerhouse Technologies, Inc., announced the signing of a definitive merger agreement. The merger of these two companies is likely to provide Automated Wagering International, Inc., the Company's leading competitor in the U.S. and a subsidiary of Powerhouse Technologies, Inc., with enhanced financial resources.

Dreamport faces competition from numerous companies that seek to finance, develop and manage destination gaming facilities, on and off of Native American lands, as well as from technology providers. The principal competitors providing video lottery technology in competition with the Company include Autotote Systems, Inc., Spielo Manufacturing, Inc., Powerhouse Technologies, Inc., Video Lottery Technologies, Inc., WMS Gaming, Inc., International Game Technology, Inc. and Bally Manufacturing, Inc. some of which have supplied substantially more systems and terminals than the Company.

PERSONNEL

As of May 1, 1999 the Company had approximately 4,800 full-time employees worldwide. The Company's employees are not represented by any labor union. The Company believes that its relationship with its employees is satisfactory.

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

The Company leases two office buildings of approximately 46,000 and 43,000 square feet in Boca Raton, Florida which it uses to support its Dreamport operations, its Latin American marketing efforts and its Transactive national call center operations. These agreements each provide for a base lease term which expires in 2003 and for one or more extension options thereafter.

In addition, except in New York State, where the Company owns its back-up data center facility, and in Austin, Texas, where the Company owns an approximately 39,000 square foot facility which is used by Transactive, the Company leases, or is supplied by the relevant state authorities with, its data center facilities in the various jurisdictions. The Company also leases office, depot maintenance and warehouse space in various other locations.

The Company leases facilities in Watford and London, England from which it bases its European sales efforts. The Company also maintains an office in Brussels, Belgium which provides a base of additional support for its European operations.

The Company's facilities are in good condition and are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

In September 1996, Jack M. Janis and Linda Janis, both individually and on behalf of a class of persons similarly situated, filed suit against the California State Lottery Commission, Southland Corporation and the Company in the Supreme Court of the State of California (County of Los Angeles). This suit alleged, in light of the June 1996 decision of the California Supreme Court, Western Telcon, Inc. et. al. V. California State Lottery (which held that the California State Lottery's keno game as then structured was not a lottery game and therefore was not authorized by California lottery law), that the defendants were unjustly enriched and were guilty of unfair business practices and misleading advertising in connection with the sale of keno tickets from January 1, 1992 through suspension of the keno game in June 1996. The suit sought restitution of all amounts realized by the defendants through the sale of keno tickets less funds paid to public schools pursuant to relevant California law and proceeds paid to holders of winning keno tickets, together with costs, disbursements and prejudgment interest. In 1997, the Court granted the Company summary judgment but granted the plaintiffs limited leave to amend their complaint; the plaintiffs filed an amended complaint; and the Court granted the Company's motion to strike and for summary judgment as to the amended complaint, this time without leave to amend. Plaintiffs filed a notice of appeal, and in November 1998, the California Court of Appeal affirmed. Plaintiffs then sought review by the California Supreme Court, which denied review in March 1999, effectively ending the case.

The Company monitors, and occasionally affirmatively becomes involved in, litigation involving Indian gaming in states where such litigation may, directly or indirectly, concern or call into question the legal rights and operations of state lotteries to which the Company provides contract services. The purpose of this effort is to protect state lottery interests, and thus the Company's revenue streams, from service contracts. As previously publicly reported, one such piece of litigation is Rumsey Indian Rancheria v. Wilson, currently pending in the Ninth Circuit Court of Appeals on appeal from the U.S. District Court for the Eastern District of California, which involves a suit by several California Indian tribes against the State and Governor of California under the federal Indian Gaming Regulatory Act ("IGRA"). The Indian Tribes claimed in the District Court that certain elements of the California State Lottery (which is a customer of the Company) ("CSL") and the equipment on which it is run involve the operation of slot machines and, therefore, under IGRA, the tribes also must be permitted to operate slot machines. The State of California argued at times that the CSL does not involve the operation of slot machines; however, the State at times appeared to be taking the position that, if and to the extent the CSL does involve the operation of slot machines, it must be terminated because the CSL is not exempt from the California law prohibiting the operation of slot machines. The Company filed amicus curiae briefs in the District Court arguing that the CSL does not involve the operation of slot machines and that even if it does, the CSL is exempt from the State law prohibition on slot machines. In September 1998, the Court entered summary judgment for the defendants. The Indian Tribes have since appealed the District Court's decision, and, as noted above, the appeal is now pending before the Ninth Circuit Court of Appeals.

In July 1998, the U.S. Department of Justice filed suit in the U.S. District Court for the District of Delaware, U.S. v. Citicorp, Inc., Citicorp Services, Inc., GTECH Holdings Corporation and Transactive Corporation, seeking to enjoin the consummation of a transaction between Citicorp Services, Inc. and the Company's Transactive subsidiary respecting the sale to Citicorp of Transactive's electronic benefits transfer contracts and certain related assets (which transaction is described in particularity in connection with the discussion of the $99.4 million-$60.6 million after-tax -- special charge recorded by the Company in the fourth quarter of fiscal 1998 in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Special Charge.") The Department of Justice alleged in the suit that the proposed sale of assets would tend substantially to lessen competition in the electronic benefits transfer market in violation of Section 7 of the Clayton Act, as amended (15 U.S.C. Section 18), and would constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Act (15 U.S.C. Section 1). In January 1999, the Company announced the termination of the agreement between Citicorp and Transactive, following which the parties to the litigation entered into a settlement and the suit was dismissed. See "Certain Significant Developments Since the Start of Fiscal 1999", above, and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations Special Charges".

In April 1999, the Company was served with a lawsuit entitled Pantaleon Arellano, et. al. and Estelle Arellano v. The California State Lottery, et. al. in California Superior Court (Orange County), which was filed in March, 1999. In this action, plaintiffs are a husband and wife who claim to have purchased a winning ticket in the California State Lottery's ("CSL's") April 8, 1998 Super Lotto drawing. That drawing resulted in the award of a $102 million jackpot, which was split evenly among three holders of tickets bearing the winning numbers. Plaintiffs here claim to have purchased a ticket for that drawing with the same winning numbers; plaintiffs and the Company have been told that CSL computer records reveal that the ticket plaintiffs hold was purchased after the close of sales for that drawing, and after the winning numbers were announced. If plaintiffs had purchased a winning ticket in the relevant drawing, they would have a claim against the CSL for one-fourth of that jackpot amount, i.e., approximately $25.5 million. In their complaint, they attempt to state a claim against both the CSL (and its Commission and the State of California) and the Company for $104 million, apparently their approximation of the full amount of the jackpot. They also seek to have this amount trebled, alleging that the defendants' conduct in denying plaintiffs' claim to the jackpot was racially motivated, and they seek various other amounts, including emotional distress damages and attorney fees. The Company believes that this complaint, and the allegations underlying the complaint, are wholly without merit. The Company intends to defend itself vigorously in these proceedings.

For information respecting certain other legal proceedings, refer to Item 1, "Certain Factors Affecting Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and Note G of Notes to Consolidated Financial Statements included in this report. The Company also is subject to certain legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Holding's security holders during the last quarter of fiscal 1999.

ADDITIONAL INFORMATION

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

                        EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of Holdings as of May 7, 1999 are:

Name                     Age        Position

William Y. O'Connor      54         Chairman (since February 1998), Chief
                                    Executive Officer (since July 1997),
                                    President (since December 1994) and director
                                    (since July 1995). Mr. O'Connor also served as Chief Operating Officer from December
                                    1994 until March 1998. Previously, Mr.
                                    O'Connor was the President and Chief
                                    Executive Officer of Ascom Timeplex, a
                                    telecommunications company, from 1992 to
                                    1994 and prior to that was Corporate Senior
                                    Vice President and President of the
                                    Broadband Communications Group of
                                    Scientific-Atlanta, Inc. from 1987 to 1992.

Stephen A. Davidson      55         Senior Vice President since September 1996
                                    and Vice President - Human Resources from
                                    July 1992 to September 1996.

Steven P. Nowick         45         Chief Operating Officer since March 1998 and
                                    Senior Vice President since July 1997.
                                    Previously, Mr. Nowick was President,
                                    Corporate Product Management, of Ameritech
                                    Corporation, a telecommunications company, from 1994 to 1997 and Practice Leader with respect to telecommunications and related areas of practice with Booz, Allen &
                                    Hamilton, a consultancy, from 1992 to 1994.

Thomas J. Sauser         55         Senior Vice President and Chief Financial
                                    Officer since February 1996. Mr. Sauser has also served as Treasurer from February 1996 until July 1997 and again since November
                                    1997. Previously, Mr. Sauser was Chief
                                    Financial Officer and Senior Vice President of EG&G, Inc. from 1994 through 1995. Prior to this, Mr. Sauser was employed by IBM
                                    Corporation where, from 1991 to 1994, he was Assistant to the General Manager and Vice
                                    President, Finance, Technical Operations and
                                    HQ Services.

Donald L. Stanford       48         Senior Vice President, with responsibility
                                    for technology, for more than five years.

Donald R. Sweitzer       51         Senior Vice President - Government Relations
                                    since July 1998. Previously, Mr. Sweitzer was President of the Dorset Resource and Strategy Group, a government affairs consultancy, from November 1996 through June
                                    1998, and President and Managing Partner of
                                    Politics Inc., a political consulting firm, from January 1995 through August 1996. Mr.
                                    Sweitzer also served as Kentucky State
                                    Director of Clinton/Gore 1996 Inc.,
                                    President Clinton and Vice President Gore's
                                    1996 political campaign vehicle, from August
                                    1996 through November 1996, and as Political
                                    Director of the Democratic National
                                    Committee from April 1994 through January
                                    1995.

Executive officers and other officers are elected or appointed by, and serve at the pleasure of, the Board of Directors. Some are party to employment contracts with the Company. The information set forth above reflects positions held with Holdings except as expressly provided to the contrary.

For the purposes of calculating the aggregate market value of the shares of Common Stock of Holdings held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares beneficially owned by: directors of Holdings, officers, and employees of and consultants to Holdings and GTECH. However, this should not be deemed to constitute an admission that all such persons or entities are, in fact, affiliates of Holdings, or that there are not other persons who may be deemed to be affiliates of Holdings. Further information concerning shareholdings of officers, directors and principal shareholders of Holdings will be included in Holdings' definitive proxy statement relating to its scheduled July 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

FISCAL 1998                                             HIGH          LOW
First Quarter (February 23-May 31, 1997)              $34 1/2       $28 3/8
Second Quarter (June 1-August 30, 1997)               $34 1/4       $29 3/4
Third Quarter (August 31-November 29, 1997)           $35 7/16      $29 1/2
Fourth Quarter (November 30-February 28, 1998)        $35 3/4       $26 3/16

FISCAL 1999                                            HIGH           LOW

First Quarter (March 1 - May 30, 1998)                $40 5/8       $31
Second Quarter (May 31- August 29, 1998)              $35 9/16      $27
Third Quarter (August 30 - November 28, 1998)         $28 13/16     $21 3/4
Fourth Quarter (November 29 - February 27, 1999)      $27 9/16      $20 5/16

The closing price of the Common Stock on the New York Stock Exchange on May 3, 1999 was $26 3/8. As of May 3, 1999, there were approximately 1,050 holders of record of the Common Stock.

During fiscal 1999, 5,688 shares of Holdings' unregistered Common Stock vested under stock award plans. Pursuant to the terms of these plans, the shares were issued for no cash consideration. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933 or, alternatively, the transaction was exempt pursuant to the private offering provisions of the Act and the rules thereunder.

Holdings has never paid cash dividends on its Common Stock and has no current plan to do so. The current policy of Holdings' Board of Directors is to reinvest earnings in the operation and expansion of the Company's business. Further, Holdings is a holding company and the operations of the Company are conducted through Holdings' subsidiaries. Accordingly, the ability of Holdings to pay dividends on its Common Stock would be dependent on the earnings and cash flow of its subsidiaries and the availability of such cash flow to Holdings.

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

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                 Fiscal Year Ended
                                                  ------------------------------------------------------------------------------
                                                  February 27,     February 28,     February 22,     February 24,   February 25,
                                                      1999            1998 (a)          1997             1996           1995
                                                  ------------     ------------     ------------     ------------   ------------
                                                                  (Dollars in thousands, except per share amounts)
OPERATING DATA:
Revenues:
      Services (b)                                 $  887,395       $  868,522       $  789,534       $  686,043     $  547,767
      Sales of products                                85,528          122,045          114,738           58,047        147,340
                                                   ----------       ----------       ----------       ----------     ----------
          Total                                       972,923          990,567          904,272          744,090        695,107

Gross Profit:
      Services (b)                                    295,608          265,038          237,872          244,139        194,097
      Sales of products                                25,703           48,230           47,297           13,595         41,468
                                                   ----------       ----------       ----------       ----------     ----------
          Total                                       321,311          313,268          285,169          257,734        235,565

Operating income (b)                                  141,720 (c)       44,104 (d)      127,091          117,983        104,481 (e)
Interest expense, net of interest income               23,326           24,578           16,388           12,107         13,065
Income from continuing operations before
      extraordinary charge                             89,063           27,214           77,803           66,627         52,319
Loss from operations of AmTote                           --               --               --               --           (6,583)
Loss on disposal of AmTote                               --               --               --               --          (43,444)
Extraordinary charge                                     --               --               --               --           (1,420)
Net income                                             89,063           27,214           77,803           66,627            872

PER SHARE DATA:
BASIC:
From continuing operations                         $     2.17       $      .65       $     1.81       $     1.54     $     1.20
Net income                                               2.17              .65             1.81             1.54            .02 (f)
DILUTED:
From continuing operations                               2.16              .64             1.80             1.53           1.20
Net income                                               2.16              .64             1.80             1.53            .02 (f)

OTHER DATA:
Earnings before depreciation, amortization,
      interest, taxes and other noncash charges    $  376,158       $  347,099       $  326,054       $  273,570     $  221,832
Cumulative number of lottery terminals
      shipped (g)                                     377,857          360,202          316,614          280,897        261,287
Number of lottery terminals sold                        4,921           11,963           13,609            3,658         12,282
Number of lottery customers at year-end                    81               78               79               74             72

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                                    $    3,755       $   27,371       $   36,914       $   21,414     $    6,086
Total assets                                          874,215        1,023,812          956,541          859,380        779,254
Long-term debt, less current portion                  319,078          453,587          382,499          382,930        338,468
Shareholders' equity                                  283,906          345,210          358,133          296,725        232,931

(a)      53-week year.

(b) The Company's Brazilian operations prior to January 31, 1996 were included in the financial statements of the Company on the equity method of accounting.

(c) Includes a special charge of $15.0 million or $.22 per basic share; $.21 per diluted share. See Note P to the consolidated financial statements.

(d) Includes a special charge of $99.4 million or $1.45 per basic share; $1.44 per diluted share. See Note P to the consolidated financial statements.

(e) Includes an $11.1 million special charge consisting of a $6.1 million charge in connection with the reduction of the Company's workforce and relocation of certain operating functions and $5.0 million to write off its video gaming-related inventory.

(f) Includes the effect of operating losses of the Company's former AmTote subsidiary - $.15 per share, loss on disposal of AmTote - $1.00 per share, and extraordinary loss relating to early extinguishment of debt
         - $.03 per share.

(g) Terminals shipped represents lottery terminals sold under product sale contracts and lottery terminals supplied under service contracts.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses that the Company is engaged in or expects to engage in, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, (iv) the Company's program to address potential issues relating to the change of date to January 1, 2000 ("Year 2000"), and (v) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below and elsewhere in this report and in the Company's press releases and its Forms 10-K, 10-Q, 8-K and other reports and filings with the Securities and Exchange Commission (the "SEC").

General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically at least five years in duration, and are generally based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new online lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product purchases by lotteries during fiscal 2000 will return to approximately fiscal 1998 levels.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, the Company's Dreamport subsidiary ("Dreamport") provides gaming technology and a comprehensive array of management, development and strategic services to the gaming and entertainment markets. Also, on July 1, 1998, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"), for a net cash purchase price of $21.6 million, including related acquisition costs. The Company has the option, and under certain circumstances the obligation, to acquire the remaining 20% of the equity of Europrint and IGI within five years from the date of acquisition. Europrint is among the world's largest providers of media promotional games and IGI has pioneered the development of interactive, televised lottery games.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret are still under way. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See Note G to the Consolidated Financial Statements, Part I, Item 1, -- "Certain Factors That May Affect Future Performance --Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 -- "Legal Proceedings" herein for further information concerning these matters and other contingencies.

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


                                                             SUMMARY FINANCIAL DATA

                                                               Fiscal Year Ended
                                      ----------------------------------------------------------------------
                                           February 27,            February 28,             February 22,
                                              1999                   1998 (a)                   1997
                                      --------------------     --------------------     --------------------
                                                              (Dollars in thousands)
Revenues:
     Services                         $ 887,395       91.2%    $ 868,522       87.7%    $ 789,534       87.3%
     Sales of products                   85,528        8.8       122,045       12.3       114,738       12.7
                                      ---------      -----     ---------      -----     ---------      -----
         Total                          972,923      100.0       990,567      100.0       904,272      100.0

Costs and expenses:
     Costs of services (b)              591,787       66.7       603,484       69.5       551,662       69.9
     Costs of sales (b)                  59,825       69.9        73,815       60.5        67,441       58.8
                                      ---------      -----     ---------      -----     ---------      -----
         Total                          651,612       67.0       677,299       68.4       619,103       68.5
                                      ---------      -----     ---------      -----     ---------      -----
Gross profit                            321,311       33.0       313,268       31.6       285,169       31.5

Selling, general and administrative     124,433       12.8       133,284       13.5       127,080       14.0
Research and development                 40,158        4.1        36,498        3.7        30,998        3.4
Special charge                           15,000        1.5        99,382       10.0          --         --
                                      ---------      -----     ---------      -----     ---------      -----
Operating income                        141,720       14.6        44,104        4.4       127,091       14.1

Other income (expense):
     Interest income                      4,079        0.4         5,733        0.6         4,424        0.5
     Equity in earnings of
     unconsolidated affiliates            7,113        0.7        24,376        2.5        16,727        1.8
     Other income                        25,447        2.6           711        0.1         4,439        0.5
     Interest expense                   (27,405)      (2.8)      (30,311)      (3.1)      (20,812)      (2.3)
                                      ---------      -----     ---------      -----     ---------      -----
Income before income taxes              150,954       15.5        44,613        4.5       131,869       14.6

Income taxes                             61,891        6.3        17,399        1.8        54,066        6.0
                                      ---------      -----     ---------      -----     ---------      -----
Net income                            $  89,063        9.2%    $  27,214        2.7%    $  77,803        8.6%
                                      =========      =====     =========      =====     =========      =====


(a)      53-week year

(b) Percentages are computed based on cost as a percentage of related revenue.

Special Charges

In the fourth quarter of fiscal 1998 the Company's Board of Directors approved a plan of repositioning and restructuring of the Company's operations (the "Plan") and recorded a $99.4 million special charge ($60.6 million after-tax, or $1.45 per basic share; $1.44 per diluted share) related to the execution of the Plan. The special charge consisted principally of costs to exit the electronic benefits transfer (EBT) business conducted by the Company's Transactive subsidiary ("Transactive"). In addition, the special charge included costs associated with a worldwide workforce reduction, contractual obligations in connection with the departures of the Company's former chairman and vice-chairman from the Company and asset impairment charges relating to two of the Company's lottery contracts.

The Company realized pre-tax savings in fiscal 1999 of approximately $43.0 million resulting from the Plan.

In February 1998, the Company entered into an asset purchase agreement with Citicorp Services, Inc. ("Citicorp"), to sell EBT contracts and certain related assets held by Transactive. In July 1998, the U.S. Department of Justice commenced a legal action seeking to enjoin the consummation of the transaction, and in January 1999 Citicorp terminated the agreement pursuant to a clause in the contract that permitted termination by either party if the closing did not occur within a timeframe that has expired. Principally as a result of the contract termination, the Company recorded an additional special charge in the fourth quarter of fiscal 1999 of $15.0 million ($8.9 million after-tax; or $.22 per basic and diluted share) in order to write down the assets held for sale to their net realizable value. The proposed sale did not include the contracts or assets in connection with Transactive's provision of benefit identification cards to the state of New York, electronic payment file transfer services to the city of New York, or hunting, fishing and recreational licenses to the state of Texas. The Company plans to continue to honor those contracts and Transactive's EBT contracts, but has decided not to pursue new opportunities in those areas or seek new U.S. EBT contracts.



Results of Operations

COMPARISON OF FISCAL 1999 WITH 1998

Revenues for fiscal 1999 were $972.9 million, representing a $17.7 million, or 1.8%, decrease from revenues of $990.6 million in fiscal 1998.

Service revenues in fiscal 1999 were $887.4 million, representing an $18.9 million, or 2.2%, increase over the $868.5 million of service revenues in fiscal 1998. This increase resulted primarily from $11.3 million of higher service revenues from the Company's existing lottery customer base, including higher lottery jackpot activity, and $6.6 million of incremental service revenues from Dreamport. The increase in service revenues reflects a $15.0 million reduction in service revenue associated with having 13 weeks in the first quarter of fiscal 1999 compared with 14 weeks in the first quarter of fiscal 1998.

In fiscal 1999, lottery sales by the Company's domestic customers declined approximately 2% compared with fiscal 1998, primarily reflecting the continued decline in sales in Texas and New

York. This decline, coupled with contractual rate reductions in Texas, California and Georgia, resulted in a decline in the Company's domestic service revenues of 5.6%. Excluding Texas, lottery sales for the Company's domestic customers increased approximately 5%.

Lottery sales by the Company's international customers increased approximately 19% in fiscal 1999 compared with fiscal 1998, driven primarily by growth in Brazil, Mexico, Poland and Germany. This increase, coupled with contractual rate increases in Brazil and Mexico and partially offset by the impact of the reduction in the dollar value of foreign currencies, resulted in growth of 14% in the Company's international lottery service revenues.

Worldwide sales by the Company's lottery customers increased approximately 5% in fiscal 1999 versus fiscal 1998. Incorporating rate and currency changes, the Company's total lottery service revenues grew 1.4%. The weakening of foreign currencies impacted fiscal 1999 lottery service revenues. However, these effects were offset by gains from financial hedges, reflected in other income. Had average exchange rates in fiscal 1998 continued throughout fiscal 1999, service revenues would have been approximately $30.0 million higher than reported.

As anticipated, product sales declined from $122.0 million in fiscal 1998 to $85.5 million in fiscal 1999. This decrease resulted primarily from lower terminal sales in fiscal 1999 than in fiscal 1998. The Company sold approximately 4,900 lottery terminals during fiscal 1999, as compared to approximately 12,000 lottery terminals during fiscal 1998. Fiscal 1998 product sales included approximately 6,500 terminals to the state of Massachusetts comprising part of the sale of a new online lottery central system to that customer in the third quarter of fiscal 1998.

Gross margins on service revenues were 33.3% in fiscal 1999, up from 30.5% in fiscal 1998, primarily due to cost reductions resulting from the restructuring and repositioning Plan announced by the Company in February 1998, along with higher lottery jackpot activity in fiscal 1999 than in fiscal 1998.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales declined from 39.5% in fiscal 1998 to 30.1% in fiscal 1999. This change was primarily due to a shift in product mix along with the acquisition of Europrint, a business with lower margins than the Company has realized historically.

Selling, general and administrative expenses in fiscal 1999 were $124.4 million, representing an $8.9 million, or 6.6%, decrease from the $133.3 million incurred in fiscal 1998. This decrease was primarily attributable to lower legal expenses and a reduction in costs resulting from the restructuring and repositioning Plan. These declines were partially offset by selling, general and administrative expenses of Europrint and IGI. As a percentage of revenues, selling, general and administrative expenses were 12.8% and 13.5% during fiscal 1999 and 1998, respectively.

Research and development expenses in fiscal 1999 were $40.2 million, representing a $3.7 million, or 10.0%, increase over research and development expenses of $36.5 million in fiscal 1998. This increase reflects costs associated with the continuing development of the Company's Internet wagering platform, as well as an increase in the number of new products in the development pipeline. As a percentage of revenues, research and development expenses were 4.1% and 3.7% during fiscal 1999 and 1998, respectively.

Interest income in fiscal 1999 was $4.1 million, a decrease of $1.6 million from interest income of $5.7 million earned during fiscal 1998. During fiscal 1998, the Company had higher dollar-denominated cash balances on hand in Brazil than in fiscal 1999 to fund the online lottery system implementation that was completed for Caixa Economica Federal ("Caixa"), Latin America's largest financial institution, in fiscal 1998.

Equity in earnings of unconsolidated affiliates in fiscal 1999 was $7.1 million, a decrease of $17.3 million from the $24.4 million earned during fiscal 1998. This decrease resulted principally from the Company's sale, in April 1998, of its 22.5% equity interest in Camelot Group plc ("Camelot") back to Camelot for $84.9 million. The book value of the Company's Camelot investment at the time of sale was $51.8 million. A portion of the cash received by the Company would have to be returned to Camelot in the event that Camelot's operating license is revoked for certain reasons determined to be attributable to the Company. Accordingly, the Company has deferred the recognition of the gain from the sale of its investment and is recognizing such gain ratably over the remaining period of Camelot's operating license, due to expire in September 2001. The sale of this equity interest does not affect the Company's position as the principal supplier of goods and services to Camelot, but has reduced the Company's equity in earnings of unconsolidated affiliates.

Other income in fiscal 1999 was $25.4 million, an increase of $24.7 million over the $.7 million earned in fiscal 1998. Other income in fiscal 1999 includes foreign exchange gains associated with the Company's global asset protection and foreign exchange management programs, as well as the amortization of the gain on the sale of Camelot. The Company, through its asset protection strategy, avoided a cash loss in Brazil by investing accumulated cash in dollar-denominated investments while awaiting government approvals to repatriate these dollars to the U.S. Subsequent to February 27, 1999, government approval was obtained and this cash was repatriated. The success of the Company's foreign exchange management program offset approximately 90% of the gross profit erosion that resulted from the year to year weakening of foreign currencies.

Interest expense in fiscal 1999 was $27.4 million, a decrease of $2.9 million from interest expense of $30.3 million incurred during fiscal 1998. This decrease was primarily due to lower debt outstanding under the Company's revolving credit facility, partially offset by higher average interest rates on the Company's outstanding debt.

The Company's effective income tax rate increased from 39% in fiscal 1998 to 41% in fiscal 1999 due principally to the loss of the beneficial tax effect of U.K. equity earnings that were reported on an after-tax basis. This increase was partially offset by the congressional extension of the Research and Development tax credit. The Company's effective income tax rate was greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.

Subsequent Event

On April 1, 1999, after the close of fiscal 1999, Quick Draw, the keno-style game operated in New York on a lottery system provided by the Company, terminated due to the failure of the New York State Legislature to extend the legislation authorizing the game. Quick Draw was authorized by the New York State Legislature, and implemented by the New York State Lottery on September 5, 1995, to increase revenue for New York public schools. In the Lottery's fiscal year ending March 31, 1999, Quick Draw sales totaled approximately $482.0 million.

The termination of the Quick Draw game in New York will not have a material impact on the Company's results of operations for the first quarter of fiscal 2000. The Company believes that it is likely that the New York Legislature will enact legislation that will provide for the continuation of Quick Draw during the Company's fiscal 2000 second quarter, however, there can be no assurance that this will be the case.

COMPARISON OF FISCAL 1998 WITH 1997

Revenues for fiscal 1998 were $990.6 million, representing an $86.3 million, or 9.5%, increase over revenues of $904.3 million in fiscal 1997.

Service revenues in fiscal 1998 were $868.5 million, representing a $78.9 million, or 10.0%, increase over the $789.6 million of service revenues in fiscal 1997. This increase resulted primarily from $46.5 million of higher service revenues from the Company's existing lottery customer base, along with $32.8 million of service revenues from a new online lottery system implemented for the Caixa by the Company in Brazil. After a number of years of growth, the Company witnessed, over the last three fiscal quarters of 1998, a downward trend in the sales generated by its U.S. lottery customers.

Product sales for fiscal 1998 were $122.0 million, representing an increase of $7.3 million, or 6.4%, over the $114.7 million of product sales in fiscal 1997. This increase resulted primarily from higher central system sales in fiscal 1998 than in fiscal 1997, including a large product sale to the Massachusetts State Lottery in the third quarter. These increases were partially offset by lower terminal sales and lower sales of component parts and equipment to Camelot and other members of the U.K. lottery consortium. The Company sold approximately 12,000 lottery terminals during fiscal 1998, as compared to approximately 13,600 lottery terminals during fiscal 1997.

Gross margins on service revenues were 30.5% in fiscal 1998, up from 30.1% in fiscal 1997, primarily due to improved margins on certain existing lottery contracts, partially offset by lower margins from new lottery and electronic benefit contracts that began in fiscal 1998.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales were 39.5% in fiscal 1998 compared with 41.2% in fiscal 1997.

Selling, general and administrative expenses in fiscal 1998 were $133.3 million, representing a $6.2 million, or 4.9%, increase over the $127.1 million incurred in fiscal 1997. This increase was primarily attributable to increased sales, marketing and business development costs, along with higher administrative costs that were necessary to support expanded operations (including Dreamport). As a percentage of revenues, selling, general and administrative expenses were 13.5% and 14.0% during fiscal 1998 and 1997, respectively.

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

Interest income in fiscal 1998 was $5.7 million, an increase of $1.3 million over interest income of $4.4 million earned during fiscal 1997. This increase reflects higher dollar-denominated cash balances that were on hand in Brazil to fund the online lottery system implementation recently completed for Caixa, along with interest earned on sales-type lease receivables.

Equity in earnings of unconsolidated affiliates in fiscal 1998 was $24.4 million, an increase of $7.7 million over the $16.7 million earned during fiscal 1997. This increase was primarily due to higher equity income from Camelot, along with higher equity income from Dreamport partnerships in Delaware and Oregon.

Other income in fiscal 1998 was $.7 million, a decrease of $3.7 million from the $4.4 million earned in fiscal 1997. Other income of $4.4 million earned during fiscal 1997 primarily represented the gain on the sale of the Company's investment in Pacific Online Systems Corporation.

Interest expense in fiscal 1998 was $30.3 million, an increase of $9.5 million over interest expense of $20.8 million incurred during fiscal 1997. This increase was primarily due to higher average debt outstanding to fund the online lottery system implementation for Caixa, along with higher average interest rates.

The Company's effective income tax rate decreased to 39% in fiscal 1998 from 41% in fiscal 1997 due principally to a reduction in nondeductible expenditures, increased recognition of tax credits and the full-year effect of the restructuring of financing and operations in Brazil. The Company's effective income tax rate was greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.


Changes in Financial Position, Liquidity and Capital Resources

During fiscal 1999, the Company generated $286.3 million of cash from operations. This cash, together with $84.9 million of cash received from the sale of the Company's investment in Camelot, was used to pay down $117.0 million on the Company's Credit Facility; to fund the purchase of $121.2 million of systems, equipment and other assets relating to contracts; to repurchase $70.8 million of the Company' common stock and to fund the acquisition of Europrint for $21.6 million.

Trade accounts receivable increased by $12.9 million, from $93.8 million at February 28, 1998 to $106.7 million at February 27, 1999, primarily due to a higher level of product sales in the fourth quarter of fiscal 1999 compared to the fourth quarter of fiscal 1998, along with receivables of Europrint and IGI.

Inventories increased by $34.0 million, from $27.9 million at February 28, 1998 to $61.9 million at February 27, 1999, primarily due to spending related to product sales expected to be delivered by November 1999 (see advance payments from customers below).

Assets held for sale decreased by $14.2 million, due to the termination of the agreement to sell Transactive EBT contracts and certain related assets to Citicorp. The write-off of these assets is included in the fiscal 1999 special charge.

The cost of systems, equipment and other assets relating to contracts decreased by $46.9 million, from $1,204.6 million at February 28, 1998 to $1,157.7 million at February 27, 1999. This decrease reflects $102.2 million relating to the devaluation of the Brazilian currency in January 1999, partially offset by the continuing installation of a new lottery system in Michigan and the expansion of lottery systems in several domestic and international locations.

Current deferred income taxes decreased by $11.5 million, from $40.9 million at February 28, 1998 to $29.4 million at February 29, 1999, primarily due to the acceleration of tax deductions relating to capitalized software costs.

Investments in and advances to unconsolidated affiliates decreased by $54.0 million, from $64.8 million at February 28, 1998 to $10.8 million at February 27, 1999, primarily due to the sale of the Company's investment in Camelot.

The special charge accrual decreased by $27.6 million, from $33.6 million at February 28, 1998 to $6.1 million at February 27, 1999, due to severance and related payments and legal costs in connection with the previously reported Branson litigation and judgement in the U.K.

Advance payments from customers increased by $30.0 million, from $.5 million at February 28, 1998 to $30.5 million at February 27, 1999. This increase reflects the down payments received on product sales orders from six international customers and that portion of the deferred gain from the sale of the Company's investment in Camelot that will be recognized in other income in fiscal 2000.

Income taxes payable, that are reported net of income tax refunds receivable, increased by $32.5 million, from $25.4 million at February 28, 1998 to $57.9 million at February 27, 1999. This increase was primarily due to an income tax refund received relating to the fiscal 1998 special charge and the timing of income tax payments, including those related to the sale of the Company's investment in Camelot.

Long-term debt, less current portion decreased by $134.5 million, from $453.6 million at February 28, 1998 to $319.1 million at February 27, 1999. This decrease was primarily due to the application of the proceeds received from the sale of the Company's investment in Camelot and free cash flow generated during fiscal 1999 to the Credit Facility.

Other liabilities increased by $10.7 million, from $19.2 million at February 28, 1998 to $29.9 million at February 27, 1999, reflecting the long-term portion of the deferred gain from the sale of the Company's investment in Camelot.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2000 will be in a range of $200.0 million to $220.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. As of May 1, 1999 the Company had utilized approximately $36.5 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to fund anticipated internal growth in the foreseeable future.

Inflation

The impact of inflation on the Company's operations has not been significant to date. While the Company believes that its business is not highly sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations, particularly in emerging markets such as Brazil. The Company historically used the U.S. dollar as the functional currency for its operations in Brazil due to the high levels of inflation in the Brazilian economy. The Company began using the local currency in Brazil as the functional currency on March 1, 1998 because of the significant reduction in the rate of inflation in Brazil. At February 27, 1999, the net book value of the Company's investments in Brazil was approximately $100 million.

Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during fiscal 1999.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At February 27, 1999, the estimated fair value of the Company's fixed rate debt, as determined by an independent investment banker, approximated $313.4 million. A hypothetical 10% adverse change in interest rates would increase the estimated fair value of the Company's fixed rate debt to $322.0 million. A hypothetical 10% favorable change in interest rates would decrease the estimated fair value of the Company's fixed rate debt to $305.1 million.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material affect on current earnings.

The Company uses various techniques to reduce the risk associated with future increases in interest rates, the most significant being the private placement of seven- and 10-year fixed rate debt on May 29, 1997.

Foreign Currency Exchange Rates

Foreign exchange exposures arise from current transactions and anticipated transactions denominated in a currency other than an entity's functional currency and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts.

The Company seeks to manage its foreign exchange risk by securing payment from its customers in U.S. dollars, by sharing risk with its customers, by utilizing foreign currency borrowings, by leading and lagging receipts and payments and by entering into foreign currency exchange and option contracts. In addition, a significant portion of the costs attributable to the Company's foreign currency revenues are payable in the local currencies. Whenever possible, the Company negotiates clauses into its contracts that allow for price adjustments should a material change in foreign exchange rates occur.

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At February 27, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $17.0 million that would be recorded in the equity section of the Company's balance sheet.

At February 27, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $.8 million recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At February 27, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2000 by $13.1 million. The percentage of fiscal 1999 anticipatory transactions that were hedged varied throughout fiscal 1999, but averaged 65%.

As of May 1, 1999, the Company had approximately $67.8 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily pounds sterling) and approximately $94.3 million of outstanding foreign currency exchange and option contracts to sell foreign currencies (primarily Spanish pesetas, Mexican pesos, pounds sterling and Brazilian reals).

IMPACT OF YEAR 2000

The Year 2000 computer issue creates potentially significant risks for the Company. If lottery, gaming or EBT systems that the Company supplies to customers or management information systems that the Company uses internally do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on customers' and/or the Company's operations. The Company is actively managing its program to assess the capability of its lottery, gaming and EBT products and its interfaces to customer systems to handle the Year 2000. With respect to customer systems, the major challenge for the Company in remediating the Year 2000 issue is the multinational nature of the Company's business and the high degree of global coordination that is required with customers, suppliers and employees.

The Company has established a Year 2000 project team and a program office at its corporate headquarters, made up of dedicated and shared resources, to provide the guidance and support necessary to accomplish the Year 2000 initiative.
The status of the Company's six-phase program as of May 1, 1999 is as follows:

- The inventory phase consists of compiling a comprehensive list of software and hardware technologies in use by the Company. This phase is complete.

- The assessment phase consists of determining the compliance status of each technology identified in the inventory phase. This phase is complete.

- The planning phase consists of developing plans to upgrade hardware and/or software to Year 2000 compliance. This phase is complete.

- The implementation phase consists of executing the tasks identified in the planning phase. This phase is approximately 50% complete and is expected to be completed by September 1, 1999.

- The quality assurance phase consists of testing and validating systems replaced or modified as part of the implementation phase. This phase has begun for approximately 35% of our sites and is expected to be completed by September 1, 1999.

- The special case phase consists of developing and implementing specific plans for any Year 2000 issues that cannot be handled by the previous phases. This phase will include monitoring each site for change control, contingency planning, monitoring vendor compliance issues and other matters that may arise. This phase will commence in September 1999.

The Company is actively working with and seeking to enlist the cooperation of its customers to ensure integration with their systems and telecommunications networks. The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable. The Company will continue to monitor their progress toward Year 2000 capability.

The majority of the internal management information systems in use by the Company (including SAP's R/3 system, System Union's SUN accounting system and Hyperion's Pillar software) are Year 2000 compliant. The Company has a time tracking system and an accounting system in Brazil that are not Year 2000 compliant. The Company is executing its plan to replace these two systems with SAP's R/3 system by September 1999. The Company has a limited number of non-IT systems that are primarily in use by the engineering and manufacturing departments of the Company. The Company began the inventory and assessment of these systems in October 1998 and plans to complete remediation by September 1, 1999.

The Company's contingency planning involves using already established problem resolution processes to resolve any problems encountered during the Year 2000 timeframe. As a standard practice, the Company provides 24 hour a day operational support. This support provides focused individuals in all disciplines that respond in real time to operational issues. The Company's contingency planning will include the expansion of the Year 2000 help desk team and the creation of eight to 10 command centers worldwide to provide the necessary response to issues that may arise as January 1, 2000 approaches.

The Company currently expects that the total cost of the Year 2000 program will not exceed $25 million, including $5 million for the purchase of software and hardware that will be capitalized and $20 million that will be expensed. As of May 1, 1999 the Company had spent approximately $8.4 million on the program. The total cost estimate does not include possible costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business but does include the cost to install new software and hardware that is being accelerated to provide a solution to Year 2000 issues. The total cost estimate is based on the Company's current assessment of the program and is subject to change as the program progresses.

Year 2000 issues could have a significant impact on the Company's operations and its financial condition and results if modifications cannot be completed on a timely basis, unforeseen needs or problems arise, or systems operated by third parties are not Year 2000 compliant. In addition to the potential for a significant loss of revenues and possible damage claims by third parties associated with Year 2000 issues, certain of the Company's United States lottery contracts provide for up to $10,000 or more in liquidated damages per minute for system downtime in excess of a stipulated grace period and certain of the Company's international customers reserve the right to assess substantial liquidated damages in the event that system downtime does occur. Based on currently available information, management does not believe that the Year 2000 matters discussed above will cause significant operational or financial problems for the Company; however there can be no assurance that this will be the case.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures are included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Board of Directors and Shareholders
GTECH Holdings Corporation

We have audited the accompanying consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 27, 1999 and February 28, 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Camelot Group plc (an entity in which the Company had a 22.5% interest until April, 1998) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements of the Company relates to data included for Camelot Group plc, it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluationg the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTECH Holdings Corporation and subsidiaries at February 27, 1999 and February 28, 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 27, 1999, in conformity with generally accepted accounting principles.


                                        Ernst & Young LLP

Boston, Massachusetts
March 29, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CAMELOT GROUP PLC

We have audited the financial statements of Camelot Group plc as of January 31, 1998 and February 1, 1997, and for the years then ended which are expressed in pounds sterling. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly the financial position of Camelot Group plc at January 31, 1998 and February 1, 1997, and the results of its operations, total recognised gains and losses and cash flows for each of the years ended January 31, 1998 and February 1, 1997, in conformity with generally accepted accounting principles in the United Kingdom.

Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of net income expressed in pounds sterling for the years ended January 31, 1998 and February 1, 1997 and the determination of shareholders' equity also expressed in pounds sterling at January 31, 1998 and February 1, 1997 to the extent summarized in footnote 24 to the financial statements.

Price Waterhouse
Chartered Accountants
London, England

March 23, 1998

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           February 27,   February 28,
                                                                                              1999            1998
                                                                                           -----------    -----------
                                                                                             (Dollars in thousands)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                              $     7,733    $     8,250
    Trade accounts receivable                                                                  106,693         93,778
    Sales-type lease receivables                                                                 6,743         13,958
    Inventories                                                                                 61,893         27,853
    Deferred income taxes                                                                       29,419         40,897
    Assets held for sale                                                                          --           14,178
    Other current assets                                                                        14,047         14,141
                                                                                           -----------    -----------
                        TOTAL CURRENT ASSETS                                                   226,528        213,055

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                      397,561        526,856

GOODWILL                                                                                       135,662        118,537

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                        10,801         64,808

OTHER ASSETS                                                                                   103,663        100,556
                                                                                           -----------    -----------
                        TOTAL ASSETS                                                       $   874,215    $ 1,023,812
                                                                                           ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                       $    43,402    $    39,451
    Accrued expenses                                                                            55,609         57,155
    Special charge                                                                               6,058         33,631
    Employee compensation                                                                       27,379         25,648
    Advance payments from customers                                                             30,458            504
    Income taxes payable                                                                        57,907         25,392
    Current portion of long-term debt                                                            1,960          3,903
                                                                                           -----------    -----------
                        TOTAL CURRENT LIABILITIES                                              222,773        185,684

LONG-TERM DEBT, less current portion                                                           319,078        453,587

OTHER LIABILITIES                                                                               29,908         19,171

DEFERRED INCOME TAXES                                                                           18,550         20,160

COMMITMENTS AND CONTINGENCIES                                                                     --             --

SHAREHOLDERS' EQUITY:
    Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued          --             --
    Common Stock, par value $.01 per share--150,000,000 shares authorized,
     44,152,565 and 43,922,627 shares issued; 38,722,063 and 41,284,146 shares
      outstanding at February 27, 1999 and February 28, 1998, respectively                         442            439
    Additional paid-in capital                                                                 176,434        171,302
    Equity carryover basis adjustment                                                           (7,008)        (7,008)
    Accumulated other comprehensive income                                                     (84,842)           (42)
    Retained earnings                                                                          345,018        255,955
                                                                                           -----------    -----------
                                                                                               430,044        420,646
    Less cost of 5,430,502 and 2,638,481 shares in treasury at
      February 27, 1999 and  February 28, 1998, respectively                                  (146,138)       (75,436)
                                                                                           -----------    -----------
                                                                                               283,906        345,210
                                                                                           -----------    -----------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   874,215    $ 1,023,812
                                                                                           ===========    ===========


See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                       Fiscal Year Ended
                                         ----------------------------------------------
                                         February 27,     February 28,     February 22,
                                            1999            1998 (a)          1997
                                         ------------     ------------     ------------
                                        (Dollars in thousands, except per share amounts)
Revenues:
    Services                              $ 887,395        $ 868,522        $ 789,534
    Sales of products                        85,528          122,045          114,738
                                          ---------        ---------        ---------
                                            972,923          990,567          904,272
Costs and expenses:
    Costs of services                       591,787          603,484          551,662
    Costs of sales                           59,825           73,815           67,441
                                          ---------        ---------        ---------
                                            651,612          677,299          619,103
                                          ---------        ---------        ---------

Gross profit                                321,311          313,268          285,169

Selling, general and administrative         124,433          133,284          127,080
Research and development                     40,158           36,498           30,998
Special charge                               15,000           99,382             --
                                          ---------        ---------        ---------

Operating income                            141,720           44,104          127,091

Other income (expense):
    Interest income                           4,079            5,733            4,424
    Equity in earnings of
    unconsolidated affiliates                 7,113           24,376           16,727
    Other income                             25,447              711            4,439
    Interest expense                        (27,405)         (30,311)         (20,812)
                                          ---------        ---------        ---------

Income before income taxes                  150,954           44,613          131,869

Income taxes                                 61,891           17,399           54,066
                                          ---------        ---------        ---------

Net income                                $  89,063        $  27,214        $  77,803
                                          =========        =========        =========

Basic earnings per share                  $    2.17        $     .65        $    1.81
                                          =========        =========        =========

Diluted earnings per share                $    2.16        $     .64        $    1.80
                                          =========        =========        =========


See Notes to Consolidated Financial Statements

(a)      53-week year

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                       Common Stock                       Equity        Accumulated
                                                 -----------------------   Additional   Carryover          Other
                                                   Issued                   Paid-in       Basis        Comprehensive     Retained
                                                   Shares       Amount      Capital     Adjustment         Income        Earnings
                                                 ----------   ----------   ----------   ----------     -------------    ----------
                                                                                    (Dollars in thousands)
Balance at February 24, 1996                     43,739,520   $      437   $  167,758   $   (7,008)     $     (463)     $  150,938
Comprehensive income:
     Net income                                           -            -            -            -               -          77,803
     Other comprehensive income:
         Foreign currency translation                     -            -            -            -           1,935               -

Comprehensive income
Purchase of 637,200
     shares of common stock                               -            -            -            -               -               -
Common stock issued
     under stock award plans                        106,131            1        1,947            -               -               -

                                                 ----------   ----------   ----------   ----------      ----------      ----------
Balance at February 22, 1997                     43,845,651   $      438   $  169,705   $   (7,008)     $    1,472      $  228,741

Comprehensive income:
     Net income                                           -            -            -            -               -          27,214
     Other comprehensive income:
         Foreign currency translation                     -            -            -            -          (1,514)              -

Comprehensive income
Purchase of 1,283,600
     shares of common stock                               -            -            -            -               -               -
Common stock issued
     under stock award plans                         76,976            1        1,597            -               -               -

                                                 ----------   ----------   ----------   ----------      ----------      ----------
Balance at February 28, 1998                     43,922,627   $      439   $  171,302   $   (7,008)     $      (42)     $  255,955

Comprehensive income:
     Net income                                           -            -            -            -               -          89,063
     Other comprehensive income:
         Foreign currency translation                     -            -            -            -         (85,094)              -
         Net gain on derivative instruments               -            -            -            -             294               -

Comprehensive income
Purchase of 2,794,100
     shares of common stock                               -            -            -            -               -               -
Reissuance of 2,079 shares from treasury under
     Director Stock election plan                         -            -            -            -               -               -
Common stock issued
     under stock award plans                        229,938            3        5,132            -               -               -
                                                 ----------   ----------   ----------   ----------      ----------      ----------
Balance at February 27, 1999                     44,152,565   $      442   $  176,434   $   (7,008)     $  (84,842)     $  345,018
                                                 ==========   ==========   ==========   ==========      ==========      ==========

                                                   Treasury
                                                    Stock         Total
                                                  ----------    ----------
                                                   (Dollars in thousands)
Balance at February 24, 1996                      $  (14,937)   $  296,725
Comprehensive income:
     Net income                                            -        77,803
     Other comprehensive income:
         Foreign currency translation                      -         1,935
                                                                ----------
Comprehensive income                                                79,738
Purchase of 637,200
     shares of common stock                          (20,278)      (20,278)
Common stock issued
     under stock award plans                               -         1,948

                                                  ----------    ----------
Balance at February 22, 1997                      $  (35,215)   $  358,133

Comprehensive income:
     Net income                                            -        27,214
     Other comprehensive income:
         Foreign currency translation                      -        (1,514)
                                                                ----------
Comprehensive income                                                25,700
Purchase of 1,283,600
     shares of common stock                          (40,221)      (40,221)
Common stock issued
     under stock award plans                               -         1,598

                                                  ----------    ----------
Balance at February 28, 1998                      $  (75,436)   $  345,210

Comprehensive income:
     Net income                                            -        89,063
     Other comprehensive income:
         Foreign currency translation                      -       (85,094)
         Net gain on derivative instruments                -           294
                                                                ----------
Comprehensive income                                                 4,263
Purchase of 2,794,100
     shares of common stock                          (70,757)      (70,757)
Reissuance of 2,079 shares from treasury under
     Director Stock election plan                         55            55
Common stock issued
     under stock award plans                               -         5,135
                                                  ----------    ----------
Balance at February 27, 1999                      $ (146,138)   $  283,906
                                                  ==========    ==========


See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Fiscal Year Ended
                                                                            ----------------------------------------------
                                                                            February 27,     February 28,     February 22,
                                                                               1999            1998 (a)           1997
                                                                            ------------     ------------     ------------
                                                                                       (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                   $  89,063        $  27,214        $  77,803
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                            199,321          204,768          172,630
      Special charge                                                            15,000           99,382               --
      Deferred income taxes (benefit) provision                                  9,868          (24,187)          22,441
      Equity in earnings of unconsolidated affiliates,
          net of dividends received                                             (3,117)          (8,632)          (9,174)
      Foreign currency transaction gains                                        (8,650)              --               --
      Other                                                                      2,405            8,214             (346)
      Changes in operating assets and liabilities,
          net of effects of acquisitions:
          Trade accounts receivable                                            (10,716)          17,907          (36,952)
          Inventories                                                          (33,479)           7,693            8,307
          Special charge                                                       (26,105)         (12,163)              --
          Other assets and liabilities                                          52,692          (26,061)         (15,594)
                                                                             ---------        ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      286,282          294,135          219,115

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets
    relating to contracts                                                     (121,198)        (283,542)        (191,970)
Acquisitions (net of cash acquired)                                            (19,687)         (20,976)          (2,000)
Investments in and advances to unconsolidated affiliates                          (529)          (5,414)          (9,817)
Cash received from affiliates                                                    1,906            6,644           11,203
Proceeds from sale of investments                                               84,904               --            5,895
Other                                                                          (22,627)         (20,592)         (12,341)
                                                                             ---------        ---------        ---------
NET CASH USED FOR INVESTING ACTIVITIES                                         (77,231)        (323,880)        (199,030)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                   117,706          541,605            6,107
Principal payments on long-term debt                                          (254,768)        (472,542)          (4,358)
Purchases of treasury stock                                                    (70,757)         (40,221)         (20,278)
Other                                                                            4,771           (2,108)           1,802
                                                                             ---------        ---------        ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                          (203,048)          26,734          (16,727)

Effect of exchange rate changes on cash                                         (6,520)            (724)             108
                                                                             ---------        ---------        ---------
(DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS                                 (517)          (3,735)           3,466

Cash and cash equivalents at beginning of year                                   8,250           11,985            8,519
                                                                             ---------        ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $   7,733        $   8,250        $  11,985
                                                                             =========        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest payments (net of amounts capitalized)                           $  27,574        $  23,647        $  20,523
    Income tax payments                                                         24,945           32,188           30,045
    Income tax refunds                                                         (13,345)          (2,904)            (335)



See Notes to Consolidated Financial Statements

(a)      53-week year

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: GTECH Holdings Corporation ("Holdings") conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only asset, an investment in GTECH Corporation ("GTECH"), its wholly-owned subsidiary. The consolidated financial statements include the accounts of Holdings, GTECH and all majority and wholly-owned subsidiaries (collectively referred to herein as the "Company"). Significant intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. Investments in 20% to 50% owned affiliates are accounted for using the equity method and investments in less than 20% owned affiliates are accounted for using the cost method.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

Industry Segment and Nature of Operations: The Company operates predominately in one business segment that provides online, high speed, highly-secured transaction processing systems to the worldwide lottery industry. The Company's lottery service contracts are generally subject to a new competitive procurement process after the expiration of the contract term and any extensions thereof. The Company's business is highly regulated, and the competition to secure new government contracts is often intense.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company adopted the provisions of FAS 131 during fiscal 1999. The new rules established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. It also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information contained in the notes to the consolidated financial statements (See Note N).

Fiscal Year: The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 1999 and 1997 were 52-week years and fiscal 1998 was a 53-week year.

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

Foreign Currency Translation: The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are reported in accumulated other comprehensive income, whereas gains or losses resulting from foreign currency transactions are included in results of operations. The Company recognized net foreign exchange gains (losses) of $15,268,000, $(573,000) and $336,000 in fiscal 1999, 1998 and 1997, respectively, that are included as a component of other income in the Company's consolidated income statements.

For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. dollar as their functional currency, nonmonetary assets are translated at historical rates and monetary assets and liabilities are translated at current rates. Translation adjustments are included in the determination of net income.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Research and Development: Research and development expenses are charged to operations as incurred.

Stock-Based Compensation: The Company grants stock options for a fixed number of shares of the common stock of Holdings ("Common Stock") to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants.

Derivatives: The Company uses derivative financial instruments principally to manage the risk of foreign currency exchange rate fluctuations and accounts for its derivative financial instruments in accordance with Financial Accounting Standards Board Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The adoption of FAS 133 by the Company effective August 30, 1998 (the first day of its fiscal 1999 third quarter) did not have a material effect on the earnings or the financial position of the Company.

From time to time, the Company enters into foreign currency exchange and option contracts to reduce the exposure associated with certain firm commitments, variable service revenues and certain assets and liabilities denominated in foreign currencies. These contracts generally have maturities of 12 months or less, and are regularly renewed to provide continuing coverage throughout the year. The Company does not engage in currency speculation.

The Company records contracts used to hedge firm commitments at fair value in its consolidated balance sheet and the related gains or losses on these contracts are immediately recognized in earnings. The Company records certain contracts used to protect the Company against foreign exchange risk on its variable service revenues at fair value in its consolidated balance sheet. The related gains or losses on these contracts are either deferred in shareholders' equity (accumulated other comprehensive income) or immediately recognized in earnings dependent on whether the contract can be treated as a hedge. The deferred gains and losses are subsequently recognized in earnings in the period that the related items being hedged are received and recognized in earnings. Contracts used to hedge assets and liabilities denominated in foreign currencies are recorded in the Company's consolidated balance sheet and the related gains or losses on these contracts are immediately recognized in earnings. Gains and losses on foreign exchange contracts are included as a component of other income in the Company's consolidated income statements.

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

Capitalized Software Development Costs: Unamortized software development costs, included in systems, equipment and other assets relating to contracts and other assets in the Company's consolidated balance sheets, were $51,900,000 and $41,024,000 at February 27, 1999 and February 28, 1998, respectively. Amortization expense amounted to $12,821,000, $7,457,000 and $3,967,000 in fiscal 1999, 1998 and 1997, respectively, and is included in cost of services in the Company's consolidated income statements.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Impairment of Long-Lived Assets: If facts and circumstances were to indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amount to determine if a write-down to fair value is necessary.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis principally over 40 years. As of February 27, 1999 and February 28, 1998, accumulated amortization was $30,018,000 and $24,164,000, respectively.

New Accounting Pronouncements: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). The Company adopted FAS 130 during fiscal 1999. The new rules established standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of gains and losses on certain derivative financial instruments and foreign currency translation gains and losses. The adoption of FAS 130 affected the presentation in the accompanying consolidated statement of shareholders' equity. Prior year financial statements have been reclassified to conform to the new requirements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the expensing of start-up costs and was adopted by the Company on February 29, 1999 (the first day of fiscal 2000). The adoption of SOP 98-5 did not have a material impact on the results of operations or the financial position of the Company.


NOTE B - BUSINESS ACQUISITIONS

On July 1, 1998, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"), for a net cash purchase price of $21,641,000, including related acquisition costs. Europrint is a provider of media promotional games and IGI has pioneered the development of interactive, televised lottery games. The Company has the option, and under certain circumstances the obligation, to acquire the remaining 20% of the equity of Europrint and IGI within five years from the date of acquisition.

On October 3, 1997, the Company acquired 100% of the capital stock of VideoFax Systems, Inc., a provider of multimedia broadcasting software, for cash consideration of $15,362,000.

Pro forma information has not been provided because on an individual and aggregate basis, the acquisitions were not material to the Company's operations.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INVENTORIES

Inventories consist of:

                                                    February 27, 1999      February 28, 1998
                                                    ------------------     ------------------
                                                             (Dollars in thousands)

Purchased components                                $           27,323     $           17,202
Finished subassemblies                                           2,922                  1,719
Work in progress                                                23,309                  7,789
Finished goods                                                   8,339                  1,143
                                                    ------------------     ------------------
                                                    $           61,893     $           27,853
                                                    ==================     ==================


NOTE D - SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS

Systems, equipment and other assets relating to contracts consists of:


                                                    February 27, 1999      February 28, 1998
                                                    ------------------     ------------------
                                                             (Dollars in thousands)

Land and buildings                                  $            5,259     $            5,226
Computer terminals and systems                               1,007,202              1,035,977
Furniture and equipment                                        110,231                107,233
Contracts in progress                                           34,991                 56,116
                                                    ------------------     ------------------
                                                             1,157,683              1,204,552
Less accumulated depreciation and amortization                 760,122                677,696
                                                    ------------------     ------------------
                                                    $          397,561     $          526,856
                                                    ==================     ==================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - UNCONSOLIDATED AFFILIATES

The Company has a 40% interest in Lottery Technology Enterprises ("LTE"), a 50% interest in each of four joint ventures with Full House Resorts, Inc. ("Full House") and a 50% interest in Union Temporal de Empress ("UTE"). LTE is a joint venture comprised of the Company and District Enterprise for Lottery Technology Applications of Washington, D.C., that holds a contract with the District of Columbia Lottery and Charitable Games Control Board. The joint ventures with Full House are engaged in the financing and development of Native American and other casino gaming ventures. UTE is a joint venture comprised of the Company and Luditec S.A. that provides facility management services to the Catalunya Lottery in Spain.

In addition, as of February 28, 1998, the Company had a 22.5% interest in Camelot Group plc ("Camelot"). Camelot is a consortium that operates the United Kingdom lottery and was the largest of the Company's unconsolidated affiliates. In April 1998, the Company sold its investment back to Camelot for $84,904,000. The book value of the Camelot investment at the time of the sale was $51,763,000. A portion of the cash received by the Company will have to be returned to Camelot in the event that Camelot's operating license is revoked for certain reasons determined to be attributable to the Company. Accordingly, the Company has deferred the recognition of the gain from the sale of its investment and is recognizing such gain ratably over the remaining period of Camelot's operating license due to expire in September 2001. The deferred gain at February 27, 1999 is included in advance payments to customers and other liabilities in the Company's consolidated balance sheets. The Company continues as the principal supplier of goods and services to Camelot. The Company's investments in and advances to Camelot amounted to $52,071,000 and $43,358,000 at February 28, 1998 and February 22, 1997, respectively. The Company's equity in the earnings of Camelot amounted to $2,624,000, $20,988,000 and $14,394,000 for fiscal 1999, 1998 and 1997, respectively.

The following is a summary of the combined financial condition of the Company's unconsolidated affiliates along with their combined results of operations, for those investments held at the fiscal year end presented, used as the basis for applying the equity method of accounting:


                                                                 Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 27, 1999     February 28, 1998    February 22, 1997
                                           -----------------     -----------------    -----------------
                                                               (Dollars in thousands)
Earnings data:
    Revenues                               $          34,950     $       9,098,191    $       7,319,017
    Gross profit                                       8,683               295,169              235,610
    Net income                                         8,847                99,833               65,743

Balance sheet data:
    Current assets                         $           4,659     $         757,944    $         646,082
    Noncurrent assets                                  7,452               123,603              156,472
    Current liabilities                                3,617               599,365              556,011
    Noncurrent liabilities                               169                45,101               55,798


The Company's share of undistributed earnings of affiliated companies included in retained earnings was $2,258,000, $35,130,000 and $26,203,000 at February 27,
1999, February 28, 1998 and February 22, 1997, respectively. Dividends received from unconsolidated affiliates were $3,996,000, $15,744,000 and $7,553,000 in fiscal 1999, 1998 and 1997, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - LONG-TERM DEBT


Long-term debt consists of:

                                                    February 27, 1999      February 28, 1998
                                                    ------------------     ------------------
                                                             (Dollars in thousands)

Revolving credit facility                           $           18,000     $          135,000
7.75% Series A Senior Notes due 2004                           150,000                150,000
7.87% Series B Senior Notes due 2007                           150,000                150,000
Other                                                            3,038                 22,490
                                                    ------------------     ------------------
                                                               321,038                457,490
Less current portion                                             1,960                  3,903
                                                    ------------------     ------------------
                                                    $          319,078     $          453,587
                                                    ==================     ==================

The Company has an unsecured revolving credit facility of $400,000,000 expiring in June 2002 (the "Credit Facility"). At February 27, 1999, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.27%. The Company is required to pay a facility fee of .125% per annum on the total revolving credit commitment. The restrictive provisions of the Credit Facility include, among other things, requirements relating to the maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on the ability of the Company to make cash distributions on its Common Stock under certain circumstances. At February 27, 1999, under the most restrictive covenants, the Company had available $83,906,000 of retained earnings for the payment of dividends. The Company has never paid cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest earnings in the operation and expansion of the business of the Company. On May 29, 1997, the Company issued, in a private placement, $150,000,000 of unsecured 7.75% Series A Senior Notes due 2004 and $150,000,000 of unsecured 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes"). Interest on each issue is payable semiannually in arrears. The proceeds from the sale of the Senior Notes were used to pay down the Credit Facility.

Up to $100,000,000 of the Credit Facility may be used for the issuance of letters of credit. There were no letters of credit outstanding under the Credit Facility as of February 27, 1999. The Company had outstanding, at February 27, 1999, $47,160,000 of letters of credit issued outside of the Credit Facility. The weighted average annual cost for these letters of credit was .5%.

At February 27, 1999, long-term debt maturing over the next five fiscal years is as follows:


                        Fiscal Year                               (Dollars in thousands)
                        -----------
                        2000                                              $   1,960
                        2001                                                     78
                        2002                                                    ---
                        2003                                                 19,000
                        2004                                                    ---
                        Thereafter                                          300,000


Interest costs incurred by the Company were $29,388,000, $34,659,000 and $25,036,000 (of these amounts, $1,983,000, $4,348,000 and $4,224,000 were capitalized as additional costs of qualifying property during the construction period) during fiscal 1999, 1998 and 1997, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - COMMITMENTS AND CONTINGENCIES

Contracts

Contracts generally contain time schedules for, among other things, commencement of system operations and the installation of terminals, as well as detailed performance standards. The Company is typically required to furnish substantial bonds to secure its performance under these contracts. In addition to other possible consequences, including contract termination, failure to meet specified deadlines or performance standards could trigger substantial penalties in the form of liquidated damage assessments. Many of the Company's contracts permit the customer to terminate the contract at will and do not specify the compensation, if any, that the Company would be entitled were such a termination to occur.

Legal Matters

As previously publicly reported, in October 1994, the U.S. Attorney's Office for the District of New Jersey indicted J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and two other individuals who served as consultants to the Company through their wholly-owned company, The Benchmark Group, Inc. ("Benchmark"). The indictment alleged essentially that, unbeknownst to the Company, Mr. Smith had received kickbacks from the consultants for his own benefit. The indictment did not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's New Jersey lottery operations. The trial of Mr. Smith and the two consultants commenced in September 1996 in the U.S. District Court for New Jersey, and on October 4, 1996, Mr. Smith and one of the two consultants were found guilty of all charges. The other consultant, Joseph LaPorta, was found not guilty. The New Jersey U.S. Attorney immediately announced in a press release that a grand jury investigation in that jurisdiction was continuing but did not specify the scope of such investigation. In the midst of these events, the New Jersey Lottery Commission awarded the Company a contract to continue operating its State lottery. In October 1998, the Court sentenced Mr. Smith to a prison term of 63 months, ordered him to pay restitution to the Company in the amount of $169,500 and fined him $20,000. Mr. Smith filed a notice of appeal in the United States Court of Appeals for the Third Circuit and in April 1999 oral argument on this appeal was heard. In November 1998, the U.S. Attorney's Office for the District of New Jersey advised the Company that currently GTECH is not the subject or target of an ongoing grand jury investigation by that office.

In 1995, the Texas U.S. Attorney's Office also issued grand jury document subpoenas to the Company, and the Company has cooperated with this investigation.

In February 1999, a witness appearing before the Moriarty Tribunal, an investigative body convened by the Irish Parliament and chaired by Mr. Justice Moriarty to investigate the business affairs generally of former Taoiseach (Prime Minister) of Ireland Charles Haughey, testified that in February 1993 Guy
B. Snowden, then Chief Executive Officer of the Company, had invested pound sterling 67,000 (approximately $100,000) of his personal funds in a company owned by Mr. Haughey's son. Mr. Haughey had resigned as Taoiseach in February 1992. In July 1992, the An Post Irish National Lottery Company, the Irish lottery authority (the "NLC"), issued a Request for Proposals respecting online and instant ticket lottery goods and services, and in September 1992 the Company, which was the then incumbent provider of lottery goods and services to the NLC under an agreement awarded to the Company in 1987, submitted a Proposal to the NLC in response to the NLC's Request for Proposals. In November 1992, the NLC selected the Company to provide online and instant ticket goods and services to the NLC under the terms of the competitive procurement and, following negotiations, a definitive agreement was entered into between the NLC and the Company in March 1993. The Tribunal has requested that the Company provide various documents regarding the Company's business in Ireland. The Company is cooperating with the Tribunal. In addition, the Company has made its own inquiry into the facts surrounding Mr. Snowden's investment and the extent, if any, of the Company's involvement in or knowledge of that investment. The Company's investigation has determined that no Company funds were used to make Mr. Snowden's investment, and there is no information to suggest that Mr. Snowden ever sought reimbursement for the investment from the Company. Further, there is no information to suggest that Mr. Snowden informed anyone else at the Company of his investment at the time or that his investment was related in any way to the renewal of the Company's contract to supply systems and support to the NLC. Mr. Snowden has advised the Company through counsel that (i) his investment was a strictly personal one, (ii) the investment was made from his

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - COMMITMENTS AND CONTINGENCIES-(CONTINUED)

personal funds, (iii) he never sought reimbursement for any portion of his investment from the Company or any other entity, and (iv) his investment was not related to the NLC and was not intended to and did not influence the NLC's decision to renew the Company's contract.

No charges of wrongdoing have ever been brought against the Company by any grand jury or other governmental authority.

The Company does not believe that it has engaged in any wrongdoing in connection with these matters. However, since current investigations are still or maybe underway and are conducted in whole or in part in secret, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other governmental agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect.

In November 1998, Benchmark and Joseph LaPorta, the consultant and shareholder of Benchmark who was found not guilty in the criminal proceeding described in the paragraph above respecting J. David Smith, filed suit in the Superior Court of New Jersey (Atlantic County - Law Division) against GTECH and Victor Markowicz, the Company's former co-chairman, alleging that GTECH had wrongfully terminated and otherwise breached a May 1992 contract, as amended, between the Company and Benchmark pursuant to which Benchmark provided government relations services on behalf of GTECH in New Jersey. The complaint filed by Benchmark and Mr. LaPorta also alleged that GTECH had breached an implied covenant of good faith and fair dealing by allegedly authorizing and directing Benchmark to make payments that were not within the contemplation of the contract and by terminating its contract with Benchmark after allegedly receiving substantial benefits from Benchmark; that GTECH had committed fraud upon Benchmark by allegedly making knowingly false representations to Benchmark prior to termination of the May 1992 contract; and that GTECH and Mr. Markowicz had committed fraud upon and had made negligent representations to Benchmark by allegedly concealing that certain payments which the Company is said to have directed that Benchmark make to third parties were allegedly made for the personal benefit of Mr. Markowicz and unspecified others. The complaint seeks unspecified compensatory and punitive damages and costs and such other further relief as the Court deems equitable and just. In December 1998, the Company filed a motion to dismiss, or in the alternative for summary judgment. The Company believes that Benchmark's complaint, and the allegations underlying the complaint, are wholly without merit. The Company intends to continue to vigorously defend itself in these proceedings.

In December 1998, Lawrence Littwin, the former Executive Director of the Texas Lottery Commission from June 1997 to October 1997, filed suit against GTECH in the United States District Court for the Northern District of Texas alleging that GTECH, as operator of the Texas lottery, unlawfully attempted to have Mr. Littwin removed as Executive Director of the Texas Lottery Commission in order to continue its alleged unlawful control of the Texas Lottery Commission and the Texas lottery. The specific causes of action alleged by Mr. Littwin include alleged tortious interference by GTECH with Mr. Littwin's employment relationship with the Texas Lottery Commission which caused him to be removed as the Executive Director; alleged conspiracy with unspecified third parties to maintain control of the Texas Lottery Commission and the Texas lottery; and various alleged civil violations by GTECH of the Racketeer Influenced Corrupt Organization Act (18 Sections 1961(4) and 1962(b), (c) and (d)) ("RICO").
Mr. Littwin's complaint seeks unspecified damages (including treble damages in the case of RICO violations) and costs. Discovery is proceeding in this matter. The Company believes that Mr. Littwin's complaint, and the allegations underlying the complaint, are wholly without merit. The Company continues to vigorously defend itself in these proceedings.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - COMMITMENTS AND CONTINGENCIES-(CONTINUED)

In September 1996, Jack M. Janis and Linda Janis, both individually and on behalf of a class of persons similarly situated, filed suit against the California State Lottery Commission, Southland Corporation and the Company in the Supreme Court of the State of California (County of Los Angeles). This suit alleged, in light of the June 1996 decision of the California Supreme Court, Western Telcon, Inc. et al. V. California State Lottery (which held that the California State Lottery's keno game as then structured was not a lottery game and therefore was not authorized by California lottery law), that the defendants were unjustly enriched and were guilty of unfair business practices and misleading advertising in connection with the sale of keno tickets from January 1, 1992 through suspension of the keno game in June 1996. The suit sought restitution of all amounts realized by the defendants through the sale of keno tickets less funds paid to public schools pursuant to relevant California law and proceeds paid to holders of winning keno tickets, together with costs, disbursements and prejudgment interest. In 1997, the Court granted the Company summary judgment but granted the plaintiffs limited leave to amend their complaint; the plaintiffs filed an amended complaint; and the Court granted the Company's motion to strike and for summary judgment as to the amended complaint, this time without leave to amend. Plaintiffs filed a notice of appeal, and in November 1998, the California Court of Appeal affirmed. Plaintiffs then sought review by the California Supreme Court, which denied review in March 1999, effectively ending the case.

The Company monitors, and occasionally affirmatively becomes involved in, litigation involving Indian gaming in states where such litigation may, directly or indirectly, concern or call into question the legal rights and operations of state lotteries to which the Company provides contract services. The purpose of this effort is to protect state lottery interests, and thus the Company's revenue streams, from service contracts. As previously publicly reported, one such piece of litigation is Rumsey Indian Rancheria v. Wilson, currently pending in the Ninth Circuit Court of Appeals on appeal from the U.S. District Court for the Eastern District of California, which involves a suit by several California Indian tribes against the State and Governor of California under the federal Indian Gaming Regulatory Act ("IGRA"). The Indian Tribes claimed in the District Court that certain elements of the California State Lottery (which is a customer of the Company) ("CSL") and the equipment on which it is run involve the operation of slot machines and, therefore, under IGRA, the tribes also must be permitted to operate slot machines. The State of California argued at times that the CSL does not involve the operation of slot machines; however, the State at times appeared to be taking the position that, if and to the extent the CSL does involve the operation of slot machines, it must be terminated because the CSL is not exempt from the California law prohibiting the operation of slot machines. The Company filed amicus curiae briefs in the District Court arguing that the CSL does not involve the operation of slot machines and that even if it does, the CSL is exempt from the State law prohibition on slot machines. In September 1998, the Court entered summary judgment for the defendants. The Indian Tribes have since appealed the District Court's decision, and, as noted above, the appeal is now pending before the Ninth Circuit Court of Appeals.

In July 1998, the U.S. Department of Justice filed suit in the U.S. District Court for the District of Delaware, U.S. v. Citicorp, Inc., Citicorp Services, Inc., GTECH Holdings Corporation and Transactive Corporation, seeking to enjoin the consummation of a transaction between Citicorp Services, Inc. and the Company's Transactive subsidiary respecting the sale to Citicorp of Transactive's electronic benefits transfer contracts and certain related assets. The Department of Justice alleged in the suit that the proposed sale of assets would tend substantially to lessen competition in the electronic benefits transfer market in violation of Section 7 of the Clayton Act, as amended (15 U.S.C. Section 18), and would constitute an unreasonable restraint of trade in violation of Section 1 of the Sherman Act (15 U.S.C. Section 1). In January 1999, the Company announced the termination of the agreement between Citicorp and Transactive, following which the parties to the litigation entered into a settlement and the suit was dismissed.

In April 1999, the Company was served with a lawsuit entitled Pantaleon Arellano, et al. and Estelle Arellano v. The California State Lottery, et al. California Superior Court (Orange County), which was filed in March, 1999. In this action, plaintiffs are a husband and wife who claim to have purchased a winning ticket in the California State Lottery's ("CSL's") April 8, 1998 Super Lotto drawing. That drawing resulted in the award of a $102 million jackpot, which was split evenly among three holders of tickets bearing the winning numbers. Plaintiffs here claim to have purchased a ticket for that drawing with the same winning numbers; plaintiffs and the Company have been told that CSL computer records reveal that the ticket plaintiffs hold was purchased after the close of sales for that drawing, and after the winning numbers were announced. If plaintiffs had purchased a winning ticket in the relevant

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - COMMITMENTS AND CONTINGENCIES-(CONTINUED)

drawing, they would have a claim against the CSL for one-fourth of that jackpot amount, i.e., approximately $25.5 million. In their complaint, they attempt to state a claim against both the CSL (and its Commission and the State of California) and the Company for $104 million, apparently their approximation of the full amount of the jackpot. They also seek to have this amount trebled, alleging that the defendants' conduct in denying plaintiffs' claim to the jackpot was racially motivated, and they seek various other amounts, including emotional distress damages and attorney fees. The Company believes that this complaint, and the allegations underlying the complaint, are wholly without merit. The Company intends to defend itself vigorously in these proceedings.

The Company also is subject to certain legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect the Company's consolidated financial position or results of operations.


NOTE H - STOCK OPTION AND PURCHASE PLANS

The Company has three stock option plans that provide for the granting of incentive stock options and nonqualified stock options to officers and other key employees of the Company and non-employee members of the Company's Board of Directors. All current outstanding options are nonqualified stock options. The options granted under these plans are to purchase Common Stock at a price not less than fair market value at the date of grant. The 1997 employee stock option plan is the only plan where stock options may still be granted. The Company is authorized to grant options for up to 2,800,000 shares of Common Stock under this plan, and at February 27, 1999, 962,500 options had been granted. Employee options generally become exercisable ratably over a four-year period from date of grant. Employee options expire 10 years after date of grant unless an earlier expiration date is set at time of grant. Non-employee director options are exercisable approximately one year after date of grant and expire five years after date of grant, subject to earlier exercise and termination in certain circumstances.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Accordingly, no compensation expense has been recognized. Had compensation expense for options granted under the plans after February 25, 1995 been determined based on the estimated fair value at the grant dates for awards under the plan, the Company's pro forma net income and basic and diluted earnings per share for fiscal 1999, 1998 and 1997 would have been $85,797,000 and $2.09 and $2.09, respectively, $25,267,000 and $.60 and $.60, respectively, and $76,331,000 and $1.78 and $1.76, respectively.

The fair value of options granted after February 25, 1995 under the plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1999, 1998 and 1997, respectively: risk-free interest rates of 5.77%, 6.14% and 5.80%; volatility factors of the expected market price of the Company's common stock of .40, .28 and .35; and a weighted-average expected life of the option of 5.3 years, 6.5 years and 4.0 years. The Company did not assume a dividend yield for fiscal 1999, 1998 or 1997. Under these assumptions, the weighted-average fair value of an option to purchase one share granted in fiscal 1999, 1998 and 1997, respectively, was approximately $15, $13 and $10.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - STOCK OPTION AND PURCHASE PLANS -(CONTINUED)


A summary of the Company's stock option activity and related information follows:

                                                                 Fiscal Year Ended
                                 ---------------------------------------------------------------------------------
                                     February 27, 1999          February 28, 1998            February 22, 1997
                                 --------------------------  ------------------------   --------------------------
                                                 Weighted                     Weighted                     Weighted
                                    Shares        Average        Shares        Average        Shares        Average
                                     Under       Exercise         under       Exercise         under       Exercise
                                    Options        Price         Options        Price         Options        Price
                                   ---------     --------     -----------     ---------    -----------     ---------

Outstanding at beginning of year   1,501,550    $  25.127       1,356,175   $   23.462       1,214,150    $  21.964
Granted                            1,012,500       34.044         252,000       32.392         245,500       28.446
Exercised                           (228,750)      22.295         (60,250)      18.043         (79,225)      17.433
Forfeited                           (202,000)      30.458         (46,375)      25.112         (24,250)      18.603
                                   ---------                  -----------                  -----------
Outstanding at end of year         2,083,300    $  29.255       1,501,550   $   25.127       1,356,175    $  23.462
                                   =========                  ===========                  ===========

Exercisable at end of year           890,550    $  24.220         731,425   $   23.063         402,675    $  21.865



Exercise prices for options outstanding under the plans are summarized as follows:

                                            Weighted Average
                                        -----------------------                 Weighted
                                         Remaining                               Average
       Range of             Options     Contractual    Exercise      Options    Exercise
    Exercise Prices       Outstanding   Life (Years)     Price     Exercisable    Price
  -----------------       -----------   -----------  ----------    -----------  --------

  February 27, 1999
   $16.88 - $22.19          349,175         5.8      $  18.400       348,300    $ 18.390
   $25.69 - $35.28        1,734,125         7.9         31.441       542,250      27.965


  February 28, 1998

   $16.88 - $22.19          486,300         6.9      $  17.977       338,175    $ 18.048
   $25.69 - $35.28        1,015,250         7.7         28.552       393,250      27.377


In July 1998 shareholders approved the GTECH Holdings Corporation 1998 Employee Stock Purchase Plan (the "Plan") that allows substantially all full-time employees to acquire shares of Common Stock through payroll deductions over six-month offering periods (May 1 and November 1). The purchase price is equal to 85% of the shares' fair market value on either the first or last day of the offering period, whichever is lower. Purchases are limited to 10% of an employee's salary, up to a maximum of $25,000 per calendar year. The Plan expires upon the earlier of July 31, 2003 or the date the shares provided by the plan have been purchased. A total of 750,000 treasury shares are available for purchase under the Plan. At February 27, 1999, no shares of Common Stock had been issued under the Plan.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                 Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 27, 1999     February 28, 1998    February 22, 1997
                                           -----------------     -----------------    -----------------
                                           (Dollars and shares in thousands, except per share amounts)

Numerator:
    Net income                             $           89,063    $           27,214   $           77,803

Denominator:
    Weighted average shares - Basic                    40,957                41,887               42,976

    Effect of dilutive securities:
      Employee stock options                              188                   342                  333
                                           ------------------    ------------------   ------------------

    Weighted average shares - Diluted                  41,145                42,229               43,309
                                           ==================    ==================   ==================

Basic earnings per share                   $             2.17    $              .65   $            1.81
                                           ==================    ==================   =================

Diluted earnings per share                 $             2.16    $              .64   $            1.80
                                           ==================    ==================   =================


NOTE J - INCOME TAXES

The components of income before income taxes were as follows:

                                                                Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 27, 1999    February 28, 1998     February 22, 1997
                                           -----------------    -----------------     ------------------
                                                              (Dollars in thousands)

United States                              $           51,773   $            4,883    $           93,990
Foreign                                                99,181               39,730                37,879
                                           ------------------   ------------------    ------------------
                                           $          150,954   $           44,613    $          131,869
                                           ==================   ==================    ==================


Significant components of the provision for income taxes were as follows:

                                                                 Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 27, 1999     February 28, 1998    February 22, 1997
                                           -----------------     -----------------    -----------------
                                                               (Dollars in thousands)
Current:
    Federal                                $            3,135    $           17,254   $           11,050
    State                                               4,448                 5,154                5,970
    Foreign                                            44,440                19,178               14,605
                                           ------------------    ------------------   ------------------
       Total Current                                   52,023                41,586               31,625
                                           ------------------    ------------------   ------------------
Deferred:
    Federal                                $           14,216    $          (21,504)  $           20,040
    State                                               2,521                (2,683)               2,401
    Foreign                                            (6,869)                  ---                  ---
                                           ------------------    ------------------   ------------------
       Total Deferred                                   9,868               (24,187)              22,441
                                           ------------------    ------------------   ------------------
    Total Provision                        $           61,891    $           17,399   $           54,066
                                           ==================    ==================   ==================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - INCOME TAXES-(CONTINUED)

Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                       February 27, 1999      February 28, 1998
                                                       -----------------      -----------------
                                                                (Dollars in thousands)

Deferred tax assets:
   Special charge                                      $           29,796     $           24,947
   Accruals not currently deductible for tax purposes              16,177                 17,422
   Cash collected in excess of revenue recognized                   7,643                  2,446
   Other                                                            4,544                  2,856
                                                       ------------------     ------------------
                                                                   58,160                 47,671
Deferred tax liabilities:
   Depreciation                                                   (36,293)               (17,937)
   Advance payments from customers                                 (7,065)                (7,502)
   Other                                                           (3,933)                (1,495)
                                                       ------------------     ------------------
                                                                  (47,291)               (26,934)
                                                       ------------------     ------------------
       Net deferred tax assets                         $           10,869     $           20,737
                                                       ==================     ==================



Undistributed earnings of foreign subsidiaries, excluding accumulated net earnings of foreign subsidiaries that, if remitted, would result in little or no additional tax because of the availability of foreign tax credits, amounted to $3,000,000 at February 27, 1999. These earnings reflect full provision for foreign income taxes and are intended to be indefinitely reinvested in foreign operations. United States taxes that would be payable upon the remittance of these earnings are estimated to be $365,000.

The effective income tax rate on income before income taxes differed from the statutory federal income tax rate for the following reasons:

                                                                 Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 27, 1999     February 28, 1998    February 22, 1997
                                           -----------------     -----------------    -----------------
Federal income tax using statutory rate                 35.0%                 35.0%               35.0%
State taxes, net of federal benefit                      3.0                   3.6                 4.0
Equity in earnings of unconsolidated
   affiliates                                           ---                    3.2                (2.7)
Nondeductible expenses                                   1.6                   4.2                 1.4
Goodwill                                                 1.1                   3.7                 1.1
Tax credits                                              (.8)                 (6.5)               ---
Other                                                    1.1                  (4.2)                2.2
                                           ------------------    ------------------   -----------------
                                                        41.0%                 39.0%               41.0%
                                           ==================    ==================   =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  K - TRANSACTIONS WITH RELATED PARTIES

Sales of products and services to Camelot and the other members of the U.K. lottery consortium were $53,355,000 and $53,298,000 in fiscal 1998 and 1997, respectively. At February 28, 1998, the Company had receivables net of advance payments of $7,159,000, from Camelot and the other members of the consortium. In April 1998, the Company sold its 22.5% equity interest in Camelot (See Note E).

Sales of products and services to LTE were $4,155,000, $3,907,000 and $3,714,000 in fiscal 1999, 1998 and 1997, respectively. At February 27, 1999 and February 28, 1998, the Company had receivables of $278,000 and $326,000, respectively, from LTE.

At February 27, 1999 and February 28, 1998, the Company had a note receivable from Full House of $3,000,000. The note was interest free until January 25, 1998 and interest bearing thereafter at the prime rate. Interest is payable monthly. The principal balance of the note is due on January 25, 2001.

The Company paid rent of $2,612,000, $2,612,000 and $2,619,000 to West Greenwich Technology Associates Limited Partnership (that is 50% owned by the Company and 50% owned by an unrelated third party), in fiscal 1999, 1998 and 1997, respectively, for the Company's West Greenwich, Rhode Island corporate headquarters and research and development and main production facility. The agreement calls for rent payments to escalate to $3,510,000 beginning March 1, 1999, and to $3,531,000 beginning March 1, 2004.

During fiscal 1995, the Company, pursuant to the terms of an employment agreement with William Y. O'Connor, its Chairman and Chief Executive Officer, made loans to him to enable him to retire certain third-party indebtedness. The loans consisted of $400,000 under a line of credit arrangement that required no interest and that was repaid during fiscal 1997 and $500,000 bearing interest at the rate of 6.0% per annum that was repayable in full on or before November 1, 1999. During fiscal 1998, the Company extended the due date of the $500,000 loan from November 1, 1999 to January 1, 2000 and agreed to forgive the principal amount of the loan in four equal installments on August 1, 1997, January 1, 1998, January 1, 1999, and January 1, 2000. Interest will continue to accrue at 6.0% per annum on the outstanding principal balance of the loan. Loans outstanding, including interest, at February 27, 1999 and February 28, 1998, amounted to $127,000 and $281,000, respectively.


NOTE L - LEASES

The Company leases certain facilities, equipment and vehicles under noncancelable operating leases that expire at various dates through fiscal 2014. Certain of these leases have escalation clauses and renewal options ranging from one to 10 years. The Company is required to pay all maintenance, taxes and insurance relating to its leased assets.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial terms greater than one year, consist of the following at February 27, 1999:


                 Fiscal Year                               (Dollars in thousands)
                 -----------
                 2000                                            $        29,307
                 2001                                                     26,389
                 2002                                                     16,996
                 2003                                                     15,253
                 2004                                                     12,193
                 Thereafter                                               46,554
                                                                 ---------------
                 Total minimum lease payments                    $       146,692
                                                                 ===============


Rental expense for operating leases was $28,358,000, $28,937,000 and $27,471,000 for fiscal 1999, 1998 and 1997, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - EMPLOYEE BENEFITS

The Company has two defined contribution 401(k) retirement savings and profit sharing plans (the "Plans") covering substantially all full-time employees in the United States and the Commonwealth of Puerto Rico. Under these Plans, an eligible employee may elect to defer receipt of a portion of base pay for each year. The Company will contribute this amount on the employee's behalf to the Plans and will also make a matching contribution equal to 50% of the amount that the employee has elected to defer, up to a maximum matching contribution of 2 1/2% of the employee's base pay. The Company, at its discretion, may contribute additional amounts to the Plans on behalf of employees based upon its profits for a given fiscal year. Participants are 100% vested at all times in their entire account balance in the Plans. Benefits under the Plans generally will be paid to participants upon retirement or in certain other limited circumstances. In fiscal 1999, 1998 and 1997, the Company recorded expense under these plans of $7,578,000, $5,706,000 and $7,010,000, respectively.

The Company has a defined contribution Supplemental Retirement Plan that provides additional retirement benefits to certain key employees. The Company, at its discretion, may contribute additional amounts to this plan on behalf of such key employees equal to the percentage of profit sharing contributions contributed for the calendar year multiplied by the key employees' compensation (as defined) for such year. In fiscal 1999, 1998 and 1997 the Company recorded expense under this plan of $415,000, $952,000 and $1,254,000, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company presently has one reportable segment. The Lottery segment provides online, high speed, highly secured transaction processing systems to the worldwide lottery industry. The accounting policies of the Lottery segment are the same as those described in the summary of significant accounting policies. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. All other revenues (as reported below) are comprised principally of revenues from the Company's Transactive and Dreamport subsidiaries (See Note P for additional information regarding the Company's Transactive subsidiary).

The Company's business segment data is summarized below:

   February 27, 1999                                           Lottery           All Other          Consolidated
   -----------------                                        ------------         ---------          ------------
    OPERATING DATA:
     Revenues from external sources                         $    873,984         $ 98,939          $     972,923
     Net operating profit after income taxes                     110,846            2,456                113,302
     Interest income                                               3,065            1,014                  4,079
     Equity in earnings of unconsolidated affiliates               2,791            4,322                  7,113
     Depreciation and amortization                               187,736           11,585                199,321
    BALANCE SHEET DATA (AT END OF PERIOD):
     Segment assets                                              786,006           88,209                874,215
     Investment in and advances to
      unconsolidated affiliates                                       68           10,733                 10,801
    CASH FLOW DATA:
     Capital expenditures                                        114,209            6,989                121,198

   February 28, 1998
   -----------------
    OPERATING DATA:
     Revenues from external sources                         $    929,191      $    61,376          $     990,567
     Net operating profit (loss) after income taxes              120,689           (9,995)               110,694
     Interest income                                               3,763            1,970                  5,733
     Equity in earnings of unconsolidated affiliates              21,369            3,007                 24,376
     Depreciation and amortization                               189,168           15,600                204,768
    BALANCE SHEET DATA (AT END OF PERIOD):
     Segment assets                                              955,878           67,934              1,023,812
     Investment in and advances to
      unconsolidated affiliates                                   52,593           12,215                 64,808
    CASH FLOW DATA:
     Capital expenditures                                        257,806           25,736                283,542

   February 22, 1997
   -----------------
    OPERATING DATA:
     Revenues from external sources                         $    860,398      $    43,874          $     904,272
     Net operating profit (loss) after income taxes              107,179          (12,872)                94,307
     Interest income                                               3,017            1,407                  4,424
     Equity in earnings of unconsolidated affiliates              15,066            1,661                 16,727
     Depreciation and amortization                               159,803           12,827                172,630
    BALANCE SHEET DATA (AT END OF PERIOD):
     Segment assets                                              860,651           95,890                956,541
     Investment in and advances to
      unconsolidated affiliates                                   43,610           13,083                 56,693
    CASH FLOW DATA:
     Capital expenditures                                        174,189           17,781                191,970

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - BUSINESS SEGMENT AND GEOGRAPHIC DATA-(CONTINUED)

The following is a reconciliation of net operating profit after income taxes to net income as reported on the consolidated income statements:

                                                                 Fiscal Year Ended
                                            -----------------------------------------------------------
                                            February 27, 1999    February 28, 1998    February 22, 1997
                                            -----------------    -----------------    -----------------

Net operating profit after income taxes     $          113,302   $          110,694   $           94,307
   Reconciling items, net of tax:
   Interest expense                                    (16,169)             (18,490)             (12,279)
   Special charge                                       (8,850)             (60,623)                 ---
   Other                                                   780               (4,367)              (4,225)
                                            ------------------   -------------------  -------------------
     Net income                             $           89,063   $           27,214   $           77,803
                                            ===================  ===================  ==================


The Company's geographic data is summarized below:

                                                                 Fiscal Year Ended
                                            -----------------------------------------------------------
                                            February 27, 1999    February 28, 1998    February 22, 1997
                                            -----------------    -----------------    -----------------
Revenues from external sources:
     United States                          $          570,548   $          622,244   $          568,705
     Brazil                                            118,611               88,589               55,770
     Other foreign                                     283,764              279,734              279,797
                                            ------------------   ------------------   ------------------
                                            $          972,923   $          990,567   $          904,272
                                            ==================   ==================   ==================


Revenues are attributed to countries based on the location of the customer.

                                                                 Fiscal Year Ended
                                            -----------------------------------------------------------
                                            February 27, 1999    February 28, 1998    February 22, 1997
                                            -----------------    -----------------    -----------------
Systems, equipment and other assets
  relating to contracts:
     United States                          $         260,585    $          297,861   $          369,405
     Brazil                                            63,015               150,301               48,245
     Other foreign                                     73,961                78,694               84,651
                                            -----------------    ------------------   ------------------
                                            $         397,561    $          526,856   $          502,301
                                            =================    ==================   ==================


For fiscal 1999, the aggregate revenues from Caixa Economica Federal in Brazil represented 11.2% of the Company's consolidated revenues. For fiscal 1999, 1998 and 1997, the aggregate revenues from the state of Texas represented 10.6%, 14.2% and 15.8% of the Company's consolidated revenues, respectively. No other customer accounted for more than 10% of the consolidated revenues in such years.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - FINANCIAL INSTRUMENTS

Cash and cash equivalents

Cash equivalents are stated at cost that approximates fair value.

Debt

The carrying amounts of the Company's borrowings under the Credit Facility approximate fair value due primarily to its variable interest rate characteristics and its short-term tenure. At February 27, 1999, the estimated fair value of the Senior Notes as determined by an independent investment banker approximated $313,449,000.

Foreign Currency Exchange Contracts

At February 27, 1999, the Company had contracts for the sale of foreign currency of $80,296,000 (primarily Spanish pesetas, Mexican pesos and Brazilian reals) and the purchase of foreign currency of $71,085,000 (primarily pounds sterling), compared to contracts for the sale of $27,018,000 (primarily Spanish pesetas) and the purchase of $9,466,000 (primarily pounds sterling) at February 28, 1998. The fair values of the Company's foreign currency exchange contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation when necessary for maturity differences. In the aggregate, the carrying value of these contracts approximated fair value at February 27, 1999 and February 28, 1998.

The Company had minimal exposure to loss from nonperformance by the counterparties to its forward exchange contract agreements at the end of fiscal 1999, and does not anticipate nonperformance by counterparties in the periodic settlements of amounts due. The Company currently minimizes this potential for risk by entering into forward exchange contracts exclusively with major, financially sound counterparties, and by limiting exposure with any one financial institution.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - SPECIAL CHARGE

In the fourth quarter of fiscal 1998, the Company recorded a $99,382,000 special charge ($60,623,000 after-tax, or $1.45 per basic share; $1.44 per diluted share). The special charge consisted principally of costs to exit the electronic benefit transfer (EBT) business conducted by the Company's Transactive subsidiary ("Transactive"). In addition, the special charge included costs associated with a worldwide workforce reduction, contractual obligations in connection with the departures of the Company's former Chairman and Vice Chairman from the Company and asset impairment charges relating to two of the Company's lottery contracts.

In February 1998, the Company entered into an asset purchase agreement with Citicorp Services, Inc. ("Citicorp"), to sell EBT contracts and certain related assets held by Transactive. In July 1998, the U.S. Department of Justice commenced a legal action seeking to enjoin the consummation of the transaction, on anti-trust grounds and in January 1999 Citicorp terminated the agreement pursuant to a clause in the contract that permitted termination by either party if the closing did not occur within a timeframe that has expired. Principally as a result of the contract termination, the Company recorded an additional special charge of $15,000,000 ($8,850,000 after-tax, or $.22 per basic and diluted share) in the fourth quarter of fiscal 1999 in order to write down the assets held for sale in connection with this transaction to their net realizable value. Those assets consisted primarily of EBT contract assets.

The major components of the special charge accrual at February 27, 1999 are contractual obligations relating to exiting the EBT business of $1,627,000, severance payments to be made to terminated employees of $1,464,000 and costs associated with the termination of a consulting contract in fiscal 1999 of $2,000,000. During fiscal 1999, the Company made severance payments of $7,868,000 to 464 terminated employees.

A summary of the special charge activity is as follows:

                       Disposition     Worldwide      Executive       Asset
                         of EBT        Workforce     Contractual   Impairment
                        Business       Reduction     Obligations     Charges         Other           Total
                     -------------   ------------  ------------   ------------   --------------  ------------
Special charge       $     43,556    $     12,484  $     17,950   $    14,903    $      10,489   $    99,382
Cash expenditures            (241)           (204)       (9,437)          ---           (2,281)      (12,163)
Noncash charges           (37,386)            ---           ---       (15,098)          (1,104)      (53,588)
                     -------------   ------------  ------------   ------------   --------------  ------------
Balance 2/28/98             5,929          12,280         8,513          (195)           7,104        33,631
                     ------------    ------------  ------------   ------------   -------------   -----------

Change in estimate         13,601          (2,948)          (20)        2,604            1,763        15,000
Cash expenditures          (3,662)         (7,868)       (8,493)       (1,543)          (4,539)      (26,105)
Noncash charges           (14,241)            ---           ---          (866)          (1,361)      (16,468)
                     -------------    -----------  ------------   ------------   --------------  ------------
Balance 2/27/99      $      1,627    $      1,464  $        ---   $       ---    $       2,967   $     6,058
                     ============    ============  ============   ===========    =============   ===========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q - QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)


The following is a summary of the unaudited quarterly results of operations for fiscal 1999 and 1998:

                                                           First          Second          Third        Fourth
                                                          Quarter         Quarter        Quarter       Quarter
                                                      -------------   --------------  ------------   -----------
                                                           (Dollars in thousands, except per share amounts)
Fiscal year ended February 27,1999:
      Service revenues                                $     221,881   $      224,582  $    226,076   $   214,856
      Sales of products                                      10,398            8,952        25,599        40,579
      Gross profit                                           75,679           78,199        87,753        79,680
      Net income                                             18,679           21,848        26,476        22,060

      Basic earnings per share                        $         .45   $          .53  $        .64   $       .55
      Diluted earnings per share                      $         .45   $          .53  $        .64   $       .55

Fiscal year ended February 28,1998:
      Service revenues                                $     225,930   $      209,139  $    213,116   $   220,337
      Sales of products                                      19,241           17,671        51,649        33,484
      Gross profit                                           77,128           74,093        82,005        80,042
      Net income (loss)                                      19,320           20,225        23,933       (36,264)

      Basic earnings per share                        $         .46   $          .48  $        .57   $      (.87)
      Diluted earnings per share                      $         .46   $          .48  $        .57   $      (.87)



There were 13 weeks in the first quarter of fiscal 1999 and 14 weeks in the first quarter of fiscal 1998.

The Company recorded special charges of $15,000,000 and $99,382,000 in the fourth quarters of fiscal 1999 and fiscal 1998, respectively (See Note P).

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly diluted earnings per share in fiscal 1999 and the sum of the quarterly basic earnings per share in fiscal 1998 do not equal the total computed for the year.

NOTE R - SUBSEQUENT EVENT

In March 1999, the Company announced that Quick Draw, the keno-style game operated in New York State on a lottery system provided by the Company, would terminate effective April 1, 1999. The game did terminate as announced, due to the failure of the New York State legislature to extend the legislation authorizing the game.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10--"Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11--"Executive Compensation," Item 12--"Security Ownership of Certain Beneficial Owners and Management" and Item 13--"Certain Relationships and Related Transactions" of Form 10-K is incorporated herein by reference Holding' definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held in July 1999, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a) Financial Statement Schedules and Exhibits:
                                                                        Page(s)
(1) Report of Ernst & Young LLP, Independent Auditors

(2) Report of Price Waterhouse, Independent Accountants

The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at
     February 27, 1999 and February 28, 1998

Consolidated Income Statements
     Fiscal year ended February 27, 1999
     Fiscal year ended February 28, 1998, and
     Fiscal year ended February 22, 1997

Consolidated Statements of Shareholders' Equity--
     Fiscal year ended February 27, 1999,
     Fiscal year ended February 28, 1998, and
     Fiscal year ended February 22, 1997

Consolidated Statements of Cash Flows--
     Fiscal year ended February 27, 1999
     Fiscal year ended February 28, 1998, and
     Fiscal year ended February 22, 1997


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

3.3      Amended and Restated By-Laws of Holdings (incorporated by reference to
         Exhibit 3 of Holdings' 10-Q for the quarterly period ended August 29, 1998.

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

+4.2 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 26, 1999, among GTECH, certain lenders, and Bank of Montreal, Banque Paribas, Fleet National Bank, the Bank of Nova Scotia and Bank Boston, NA, as Co-Agents; The Bank of New York, as Documentation Agent and Nations Bank, as Administrative Agent.

4.3 Note and Guarantee Agreement, dated as of May 15, 1997, among GTECH Holdings and certain financial institutions (incorporated by reference to Exhibit 4.2 of Holdings' 10-Q for the quarterly period ended May 31,
         1997).

+4.4 Amendment No. 1 to Note and Guarantee Agreement dated as of May 15, 1997, dated as of February 22, 1999.

4.5 Specimen Form of certificate of Common Stock (incorporated by reference to Exhibit 4.18 of the December 1992 5-1).

10.1 Amended and Restated Employment Agreement dated September 19, 1997 between GTECH, Holdings and William Y. O'Connor (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended August 30, 1997).*

10.2 First Amendment to Employment Agreement dated as of April 6, 1998 between GTECH, Holdings and William Y. O'Connor. (incorporated by reference to Exhibit 10.11 of Holdings' 1998 10-K).*

10.3 Restricted Rights Arrangement between Holdings and Mr. O'Connor (incorporated by reference to Exhibit 10.44 of Holdings' 1995 10-K).*

+10.4 Agreement dated January 15, 1999 by and between Steven P. Nowick and Holdings.*

10.5 Amended and Restated Employment Agreement dated as of December 1, 1995 between GTECH and Laurance W. Gay.*

10.6 Agreement dated July 15, 1997 between Holdings and Laurance W. Gay (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended August 30, 1997).*

10.7 Severance Agreement and Release dated March 9, 1998 between GTECH, Holdings and Laurance W. Gay.*

+10.8 Form of Agreement entered into between Holdings and certain members of senior management and list of signatories to Agreements and dates.

10.9 GTECH Corporation Executive Perquisites Program (incorporated by reference to Exhibit 10.8 of Holdings' 1993 10-K).*

10.10    Form of Indemnification Agreement (incorporated by reference as Exhibit
         10.14 of GTECH's 1992 10-K).

10.11 List of Indemnification Agreement signatories and dates (incorporated by reference to Exhibit 10.17 of Holdings' 1996 10-K).

10.12 Form of Executive Separation Agreement and Schedule of Recipients (form of Executive Separation Agreement incorporated by reference to Exhibit
         10.18 of Holdings' 1996 10-K).*

10.13 Supplemental Retirement Plan effective January 1, 1992 and List of participants (form of Supplemental Retirement Plan incorporated by reference to Exhibit 10.16 of GTECH's 1992 10-K). (List incorporated by reference to Exhibit 10.21 of Holdings' 1998 10-K)*

10.14 Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated March 7, 1992 (incorporated by reference to Exhibit 10.44 of GTECH's 1992 10-K).

10.15 Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated June 1, 1994 (incorporated by reference to Exhibit 10 of Holdings' 10-Q for the quarterly period ended May 25, 1996).

10.16 Second Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated May 28, 1996 (incorporated by reference to Exhibit 10.1 to the Form S-3 of Holdings, Registration No. 333-3602).

10.17 Purchase and Sale Agreement dated 8 February 1994 between Camelot Group plc and GTECH (incorporated by reference to Exhibit 10.31 of Holdings' 1995 10-K).

10.18 Terminals Supply Agreement dated 8 February 1994 among Camelot Group plc, International Computers Limited and GTECH (incorporated by reference to Exhibit 10.32 of the Company's 1995 10-K).

10.19 Field Services Agreement dated 8 February 1994 among Camelot Group plc, International Computers Limited and GTECH (incorporated by reference to
         Exhibit 10.33 of Holdings' 1995 10-K).

10.20 Lottery Technology Support Services Agreement dated 8 February 1994 between Camelot Group plc and GTECH (incorporated by reference to Exhibit 10.34 of Holdings' 1995 10-K).

10.21 Letter dated March 31, 1998 to William Y. O'Connor, Chairman and Chief Executive Officer of GTECH, from Tim Holley, Chief Executive Officer of Camelot Group plc (incorporated by reference to Exhibit 10.1 of Holdings' 8-K filed on May 5, 1998).

10.22 Letter dated April 1, 1998 to William Y. O'Connor, Chairman and Chief Executive Officer of GTECH, from Tim Holley, Chief Executive Officer of Camelot Group plc (incorporated by reference to Exhibit 10.2 of Holdings' 8-K filed on May 5, 1998).

10.23 Agreement dated April 20, 1998 between Camelot Group plc and GTECH U.K. Limited for the purchase by Camelot Group plc of 11,250,000 of its own shares (incorporated by reference to Exhibit 10.3 of Holdings' 8-K filed on May 5, 1998).

10.24 Deed of Variation, dated April 20, 1998, between De La Rue plc, Racal Electronics plc, Cadbury Schweppes plc, International Computers Limited, GTECH UK Limited, Holdings, Camelot Group plc, the Director General of the National Lottery and the Secretary of State for Culture, Media & Sport (incorporated by reference to Exhibit 10.4 of Holdings' 8-K filed on May 5, 1998).

10.25 Exit Agreement between De La Rue plc, Racal Electronics plc, GTECH U.K. Limited, Cadbury Schweppes Public Limited Company, International Computers Limited, GTECH Corporation and Camelot Group (incorporated by reference to Exhibit 10.5 of Holdings' 8-K filed on May 5, 1998).

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

10.29 1992 Outside Directors' Director Stock Unit Plan (incorporated by reference to Exhibit 10.55 of Holdings' 1993 10-K).*

10.30 1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.31 1996 Non-Employee Directors' Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.32 1997 Stock Option Plan (incorporated herein by reference to the Appendix of Holdings' 1997 Notice of Annual Meeting and Proxy Statement).*

10.33 Holdings' 1998 Non-Employee Directors' Stock Election Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Holdings, Registration Number 333-5781).

10.34 Income Deferral Plan - 1998 (incorporated by reference to Exhibit 10 of the Holdings' 10-Q for the quarterly period ended November 28, 1998).*

10.35 Trust Agreement, dated December 18, 1998, by and between Holdings and The Bank of New York, as Trustee, respecting the Income Deferral Plan - 1998 (incorporated by reference to Exhibit 10.1 of the Holdings' 10-Q for the quarterly period ended November 28, 1998.)*

+21.1    Subsidiaries of the Company.

+23.1    Consent of Ernst & Young, LLP.

+23.2    Consent of Price Waterhouse.

+27.1    Fiscal 1999 Financial Data Schedule.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on May 11, 1999.

                           GTECH HOLDINGS CORPORATION


                           By: /s/ William Y. O'Connor
                               ----------------------------------------------
                           William Y. O'Connor, Chairman of the Board and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                                                DATE
/s/ William Y. O'Connor    Director, Chairman of the Board, Chief Executive Officer      May 11, 1999
-----------------------    (principal executive officer)
William Y. O'Connor

/s/ Thomas J. Sauser       Senior Vice President & Chief Financial Officer               May 11, 1999
----------------------     (principal financial officer)
Thomas J. Sauser


/s/ Robert J. Plourde      Vice President and Corporate Controller (principal            May 11, 1999
----------------------     accounting officer)
Robert J. Plourde

SIGNATURE                                 TITLE                   DATE

/s/ Robert M. Dewey, Jr.                Director              May 11, 1999
----------------------------------
Robert M. Dewey, Jr.


/s/ Burnett W. Donoho                   Director              May 11, 1999
----------------------------------
Burnett W. Donoho


/s/ Moore                               Director              May 11, 1999
----------------------------------
The Rt. Hon. Lord Moore
 of Lower Marsh, P.C.


/s/ Emmett Paige, Jr.                   Director              May 11, 1999
----------------------------------
Lt. Gen. (Ret.) Emmett Paige, Jr.

/s/ Anthony Ruys                        Director              May 11, 1999
----------------------------------
Anthony Ruys