Form 10-K405/A
period 1999-02-27
GTECH HOLDINGS CORP
filed 1999-06-28
CIK 857323

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10 - K/A
                                 Amendment No. 1

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

Title of Each Class:                              Common Stock $ .01 par value

Name of Each Exchange on which Registered:           New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:            None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of May 28, 1999, there were outstanding 37,604,345 shares of the registrant's Common Stock.

Documents Incorporated by Reference:        None

This Form 10-K/A is being filed for the sole purpose of adding Items 10, 11, 12 and 13, since the Company's 1999 Annual Meeting has been postponed and the Company's definitive proxy statement with regard to such meeting will not be filed within 120 days after the end of the Company's 1999 fiscal year.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth as of May 28, 1999, certain information concerning the directors and executive officers of the Company. Reference is made to "Additional Information" following Part I, Item 4 of the Company's fiscal 1999 Form 10-K for information concerning the Company's executive officers.

Name                                        Age     Occupation
----                                        ---     ----------
William Y. O'Connor (1)                      54     Director of the Company since 1995, Mr. O'Connor's present term of office expires in 1999.  Chairman since February 1998, Chief Executive Officer since July 1997, and President of the Company since December 1994, Mr.
                                                    O'Connor also served as Chief Operating Officer of the Company from
                                                    December 1994 through February 1998. Previously, Mr. O'Connor was the
                                                    President and Chief Executive Officer of Ascom Timeplex, a
                                                    telecommunications company, from 1992 to 1994, and prior to that was
                                                    Corporate Senior Vice President and President of the Broadband
                                                    Communications Group of Scientific Atlanta, Inc. from 1987 to 1992.

Robert M. Dewey, Jr.                         67     Director of the Company since 1995, Mr. Dewey's present term of office expires in 2001.  Mr. Dewey has been Senior Advisor, Donaldson, Lufkin &
                                                    Jenrette, Inc. ("DLJ"), investment banking firm, since January 1998.  From
                                                    January 1996 to January 1998, Mr. Dewey was the Chairman of Autranet, Inc.,
                                                    a wholly-owned subsidiary of DLJ, and Managing Director, Institutional
                                                    Equities Division, of Donaldson, Lufkin & Jenrette Securities Corporation,
                                                    a subsidiary of DLJ, from 1983 through June 1995.  Mr. Dewey is also the
                                                    President of the Board of Trustees of Deerfield Academy.

Burnett W. Donoho (2)                        59     Director of the Company since 1992.  President and Chief Executive Officer of Club Sports International since March 1999.  Previously, Mr. Donoho was a self-employed retail consultant from January 1998 to March 1999; Vice
                                                    Chairman and Chief Operating Officer of Montgomery Ward, Inc. from February
                                                    1997 through December 1997; a self-employed retail consultant from December
                                                    1994 through February 1997; the Vice Chairman and Chief Operating Officer of
                                                    Macy's East, a division of R. H. Macy & Co., Inc. from July 1992 until
                                                    December 1994; a member of Ernst & Young's Great Lakes Management Consulting
                                                    Group from June 1991 to June 1992; consultant to and superintendent of the
                                                    Chicago Public Schools from November 1990 to May 1991; and President of
                                                    Marshall Field and Co. from 1984 to June 1990.  Mr. Donoho is also a director of OfficeMax, Inc.

The Rt. Hon. Lord Moore of Lower Marsh,      61     Director of the Company since 1992, Lord Moore's present term of office
P.C.                                                expires in 2001.  European Chairman and a director of The Monitor Company, a strategic consulting company, since October 1990. Previously, Lord Moore held various ministerial posts in the Government of the United
                                                    Kingdom, most recently as Secretary of State for Social Security from July
                                                    1988 to July 1989 and as Secretary of State for Health and Social Services
                                                    from 1987 to 1988. Lord Moore is also the Chairman and a director of Credit
                                                    Suisse Asset Management (UK) Holding Limited; Deputy Chairman and a director of Rolls-Royce plc; a director of Blue Circle Industries plc, Marvin &
                                                    Palmer Inc., and The Central European Growth Fund plc.; and the
                                                    President of Energy Saving Trust Ltd., a not-for-profit energy conservation organization.

Lt. Gen. (Ret.) Emmett Paige, Jr. (USA)      68     Director of the Company since 1997, General Paige's present term of office expires in 2000. President and Chief Operating Officer of OAO Corporation,
                                                    a systems engineering and information systems and services company, from
                                                    August 1988 through May 1993 and again since May 24, 1997. Previously,
                                                    General Paige spent a forty-one year career with the United States Army working his way up through the Army ranks and served as the Assistant
                                                    Secretary of Defense for command, control, communications, computers and intelligence from May 1993, and as the Department of Defense Chief
                                                    Information Officer from August 1996 until May 23, 1997.  General Paige is also a trustee of Ascom Timeplex Federal Systems.

Anthony Ruys                                 51     Director of the Company since 1996, Mr. Ruys's present term of office expires in 1999. Mr. Ruys has served as Vice Chairman of the Executive
                                                    Board of Heineken N.V., a Netherlands-based international brewery group, since 1996 and a Board Member since 1993, he served in increasingly senior positions within the Unilever Group, a Netherlands and U.K.-based, consumer goods conglomerate from 1974 to 1993.


(1) See "Employment - Severance Agreements and Arrangements" in Item 11 below.

(2) Mr. Donoho was a director of the Company from May 1990 to June 1991 and was again elected a director of the Company in October 1992.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and officers and persons, or a "group" of persons, who own more than 10% of a registered class of the Company's equity securities to file initial reports of beneficial ownership of certain equity securities of the Company and reports of subsequent changes in ownership with the SEC and the New York Stock Exchange. Such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms which they file relating to securities of the Company.

         Based solely upon its review of the copies of such forms received by it with respect to fiscal 1999, the Company believes that such filing requirements applicable to its directors, officers and persons known to the Company to own more than 10% of a registered class of the Company's equity securities have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the annual and long-term compensation paid for fiscal years 1999, 1998 and 1997 to or for: (i) each person who served as the Company's Chief Executive Officer during fiscal year 1999; (ii) each of the Company's four other most highly-compensated executive officers whose total annual salary and bonus for fiscal year 1999 exceeded $100,000; and (iii) two former executive officers (Messrs. Chambrello and Gay) (collectively, the "Named Officers") for services rendered to the Company and its subsidiaries:

                                                                                                LONG-TERM COMPENSATION
                                                     ANNUAL COMPENSATION                     AWARDS            PAYOUTS
                                                                          OTHER     RESTRICTED               LONG-TERM   ALL OTHER
                                                                         ANNUAL        STOCK                  COMPEN-     COMPEN-
                                              SALARY       BONUS      COMPENSATION   AWARD(S)    OPTIONS/     SATION      SATION
NAME AND PRINCIPAL POSITION (1)      YEAR     ($) (2)       ($)          ($) (3)        ($)      SARS (4)     PAYOUTS     ($) (5)
-------------------------------      ----     -------       ---          -------        ---      --------     -------     -------
William Y. O'Connor...........      1999      598,077    1,800,000       230,927        --        150,000       --         251,357
Chairman, Chief Executive           1998      511,757    1,650,000       180,943        --            --        --         341,762
Officer and President               1997      440,750      910,600       207,061        --            --        --          80,325

Steven P. Nowick..............      1999      377,978      550,000       222,844        --         60,000       --          40,417
Senior Vice President               1998      182,500       75,000       109,287        --        130,000       --             388
and Chief Operating Officer

Thomas J. Sauser..............      1999      309,946      336,342       139,101        --         40,000       --          34,871
Senior Vice President & Chief       1998      309,900      264,000        87,451        --            --        --          25,523
Financial Officer                   1997      300,000      250,000       190,416        --            --        --           2,393

Donald L. Stanford............      1999      326,430      300,000        83,025        --         30,000       --          33,053
Senior Vice President               1998      326,430      145,000        74,013        --            --        --          21,527
and Chief Technology Officer        1997      316,000      170,000        83,368        --            --        --          27,140

Donald R. Sweitzer............      1999      188,077      235,538        80,785        --         30,000       --           1,296
Senior Vice President,
Government Relations

Michael R. Chambrello.........      1999      272,950      250,000        91,273        --         25,000       --          30,935
Former Executive Vice President     1998      309,900      250,000        81,253        --            --        --          23,536
                                    1997      261,077      300,000        84,937        --            --        --          28,672

Laurence W. Gay...............      1999       18,404          --         68,528        --            --        --       3,928,718
Former Senior Vice President --     1998      299,061      285,000       106,927        --            --        --         876,638
Sales and Government                1997      289,529      150,000       126,326        --            --        --       1,085,604
  Relations

----------

(1) Sets forth the names and principal positions of the Named Officers as of the end of fiscal 1999, except that Messrs. Chambrello and Gay resigned their positions with the Company during fiscal 1999. See "Employment -- Severance Agreements and Arrangements" below. Messrs. Nowick and Sweitzer commenced employment with the Company in July 1997 and July 1998, respectively.

(2) Includes salary deferred under the Company's 401(k) retirement plan (the "Retirement Plan") and the Company's Income Deferral Plan 1998.

(3) Includes: (i) personal benefits provided by the Company and payments under the Company's Executive Perquisites Program (which provides officers above a certain rank with up to a pre-established dollar amount of specified benefits from which they may select); (ii) taxable fringe benefits provided by the Company, including, without limitation, personal automobile and airplane usage and the payment of relocation expenses; and (iii) gross-ups for taxes with respect to benefits provided by the Company, including, without limitation, with respect to the Company's Executive Perquisites Program, restricted stock rights granted by the Company, and the Company's 1992 supplemental retirement plan (the "SRP"). The Company made payments under the Executive Perquisites Program to each of the Named Officers of $27,500 in each of the fiscal years for which compensation information is provided for such officer above, except that Mr. Stanford received $27,422 in 1997, Mr. Nowick received $27,113 in 1998 and Mr. Sweitzer received $13,750 in 1999. In addition, the Company provided taxable fringe benefits to the Named Officers in the following amounts: Mr. O'Connor -- $31,466
    (1999), $22,577 (1998) and $36,876 (1997) (including imputed interest on certain loans made by the Company to Mr. O'Connor pursuant to his employment agreement); Mr. Nowick - $68,778 (1999) and $32,102 (1998); Mr. Sauser --
    $36,842 (1999), $13,874 (1998) and $91,193 (1997); Mr. Stanford - $3,769
    (1999), $4,986 (1998) and $9,700 (1997); Mr. Sweitzer - $30,982 (1999); Mr.
    Chambrello -- $14,848 (1999), $9,378 (1998) and $8,453 (1997); and Mr. Gay
    -- $11,543 (1999), $7,637 (1998) and $10,075 (1997). The gross-up payments for taxes were: Mr. O'Connor -- $171,961 (1999), $130,866 (1998) and
    $142,686 (1997); Mr. Nowick - $126,566 (1999) and $50,072 (1998); Mr. Sauser
    -- $74,459 (1999); $45,777 (1998) and $71,632 (1997); Mr. Stanford - $51,756
    (1999), $41,527 (1998) and $46,246 (1997); Mr. Sweitzer - $36,053 (1999);
    Mr. Chambrello -- $48,925 (1999), $44,375 (1998) and $48,984 (1997); and Mr.
    Gay -- $29,485 (1999), $71,790 (1998) and $88,751 (1997).

(4) Represents the number of shares of Common Stock underlying stock options granted pursuant to the Company's 1994 and/or 1997 Stock Option Plans. See "Option Grants in Last Fiscal Year" below.

(5) Includes the dollar value of insurance premiums paid by the Company during the covered fiscal year with respect to life insurance maintained on the lives of each of the Named Officers, matching contributions and profit sharing contributions paid by the Company with respect to the Named Officers under the Retirement Plan, amounts provided under the Company's SRP, and amounts payable as severance. During, or with respect to fiscal year 1999, the Company: (i) made severance payments in the amount of $3,600,000 to Mr. Gay and in the amount of $1,192 to Mr. Chambrello; (ii) paid insurance premiums with respect to life insurance maintained on the lives of the Named Officers in the following amounts: Mr. O'Connor - $24,312; Mr. Nowick - $1,626; Mr. Sauser - $2,592; Mr. Stanford - $1,566; Mr. Sweitzer - $1,296;
    Mr. Chambrello - $918; and Mr. Gay - $1,566; (iii) made matching contributions under the Retirement Plan of $4,150 for each of the Named Officers, except for Mr. Gay ($1,760) and Mr. Sweitzer (-0-); (iv) made profit sharing contributions under the Retirement Plan of $6,400 for each of the Named Officers, except for Messrs. Gay (-0-) and Sweitzer (-0-); (v) made contributions under the SRP for each of the Named Officers in the following amounts: Mr. O'Connor - $91,495; Mr. Nowick - $30,991; Mr. Sauser
    - $21,729; Mr. Stanford - $20,937; Mr. Sweitzer (-0-); Mr. Chambrello - $18,275; and Mr. Gay (-0-); (vi) forgave $125,000 of principal amount of a $500,000 principal amount loan made by the Company in fiscal 1995 to Mr. O'Connor; and (vii) paid $325,392 in sales commissions to Mr. Gay.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning individual grants of stock options made during fiscal 1999 to Named Officers. All grants of stock options reflected in the following table were made pursuant to the Company's 1994 or 1997 Stock Option Plans (the "Plans") and are subject to the terms of such Plans.

                                                    INDIVIDUAL GRANTS (1)
                                                                                                     POTENTIAL
                                                                                                     REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                                       ANNUAL
                              NO. OF SHARES         % OF                                           RATES OF STOCK
                                OF COMMON          OPTIONS                                             PRICE
                                 STOCK            GRANTED TO                                      APPRECIATION FOR
                               UNDERLYING         EMPLOYEES       EXERCISE OR                      OPTION TERM (2)
                                 OPTIONS          IN FISCAL       BASE PRICE     EXPIRATION        5%          10%
      NAME                       GRANTED             YEAR           ($/SH)          DATE          ($)          ($)
      ----                       -------             ----           ------          ----          ---          ---
William Y. O'Connor......        150,000            15.58           35.281          3/08       8,620,355    13,726,474
Steven P. Nowick.........         60,000             6.23           35.281          3/08       3,448,142     5,490,590
Thomas J. Sauser.........         40,000             4.16           33.750          4/08       2,199,008     3,501,552
Donald L. Stanford.......         30,000             3.12           33.750          4/08       1,649,256     2,626,164
Donald R. Sweitzer.......         30,000             3.12           35.094          7/08       1,714,933     2,730,744
Michael R. Chambrello....         25,000             2.60           33.750           (3)       1,374,380     2,188,470
Laurence W. Gay..........            --                --             --             --           --             --

(1) Grants reflected in this table were non-qualified options and the exercise price was equal to the fair market value of a share on the date of grant. These stock options become exercisable in annual ratable installments on the four successive anniversary dates of the respective dates of grant, subject to possible acceleration in the event of the termination of the Named Officers' employment, a change in control of the Company or otherwise as provided in the Plans or other agreements.

(2) Determined by multiplying: (a) the difference between: (i) the product of the per-share market price at the time of the grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (ii) the per-share exercise price of the option, by (b) the number of shares underlying the option at the end of fiscal 1999.

(3) These options terminated on December 31, 1998.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS
VALUES

         The following table sets forth information concerning option exercises by Named Officers during fiscal 1999 and the value of all unexercised stock options held by Named Officers, as well as the number of shares of Common Stock of the Company underlying unexercised stock options held by Named Officers as of the close of the Company's 1999 fiscal year on February 27, 1999:

                                                                       NUMBER OF SHARES OF           VALUE OF UNEXERCISED
                                                                     COMMON STOCK UNDERLYING             IN-THE-MONEY
                                                                        STOCK OPTIONS (1)              STOCK OPTIONS (2)
                               SHARES ACQUIRED      VALUE
        NAME                   ON EXERCISE ($)    REALIZED ($)    EXERCISABLE     UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----                   ---------------    ------------    -----------     -------------   -----------   -------------
William Y. O'Connor..........        --               --            474,500          187,500      $  702,250     $   --
Steven P. Nowick.............        --               --             80,000          110,000      $       --     $   --
Thomas J. Sauser.............        --               --             85,000           55,000      $       --     $   --
Donald L. Stanford...........        --               --              7,500           22,500      $       --     $   --
Donald R. Sweitzer...........        --               --              7,500           22,500      $       --     $   --
Michael R. Chambrello........     42,500           639,457             --              --         $       --     $   --
Laurence W. Gay..............     32,500           441,094             --              --         $       --     $   --

----------

(1) All stock options reflected in this table were non-qualified options granted pursuant to the Company's stock option plans and are subject to the terms of such Plans. These stock options become exercisable in annual ratable installments on the four successive anniversary dates of the respective dates of grant, subject to possible acceleration in the event of the termination of the Named Officers' employment, a change in control of the Company or otherwise as provided in the Plans or other agreements.

(2) Calculated based upon the aggregate of the differences between: (i) $22 5/8 the per-share closing price of the Company's Common Stock on the New York Stock Exchange on February 26, 1999, the last trading day of the Company's 1999 fiscal year, and (ii) the per-share exercise prices for the respective grants of stock options.

COMPENSATION OF DIRECTORS

         During fiscal 1999, directors who were not employees of the Company were entitled to annual directors' fees at the rate of $30,000 per year, plus $1,000 per day (other than for a day on which there was a meeting of the Board) for attending committee or other meetings or functions relating to Company business, plus $1,000 per day (other than a day for which such director received the aforementioned $1,000 per diem) for any day during which such director was required to spend more than five hours in connection with certain administrative matters relating to the Company's business. Directors also are reimbursed for expenses. Commencing during the second quarter of fiscal 1999, directors of the Company were entitled, under the Company's 1998 Non-Employee Directors' Stock Election Plan, to elect to receive all or a portion of their directors' fees in the form of shares of Common Stock of the Company valued at fair market value. All of the five non-employee directors (Messrs. Dewey, Donoho and Ruys, Lord Moore and General Paige) elected to receive all of their fiscal 1999 directors' fees accruing after June 1, 1998 in the form of Company shares.

         From time to time directors provide special consulting or other services for the Company for which they receive additional compensation. During fiscal 1999, the following amounts in addition to the annual directors' fee and committee meeting fees were paid to directors in cash for special services as directors: Messrs. Dewey, Donoho and Ruys - $5,000 each; Lord Moore - $38,000; and General Paige - $8,000.

         The Company's 1996 Non-Employee Directors' Stock Option Plan (the "1996 Plan") provided for automatic grants to each non-employee director, shortly following each of the 1996, 1997 and 1998 Annual Meetings, of a nonqualified stock option for 10,000 shares of Common Stock with a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant. Such options become exercisable approximately one year following the date of grant and extend for a five-year term. Pursuant to the 1996 Plan, on July 16, 1998, each of the five non-employee directors was granted such a 10,000 share option with an exercise price of $32.09 per share. The 1996 Plan expired by its terms on December 31, 1998. Lord Moore also held 3,000 stock units, granted under the Company's 1992 Outside Directors' Stock Unit Plan (the "DSU Plan") in 1995, which stock units vested at the time of the 1998 Annual Meeting. Pursuant to the terms of the DSU Plan, Lord Moore received $70,463 from the Company in fiscal 1999 to offset taxes incurred by him in connection with the 1998 vesting of these stock units. No other directors held stock units under the DSU Plan during fiscal 1999 and that Plan terminated in 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1999, decisions regarding executive compensation were made primarily by the Compensation Committee, subject to the terms of applicable employment agreements and ratification by the full Board in certain circumstances. Mr. O'Connor, Chairman, President and Chief Executive Officer, participated in certain deliberations of the Compensation Committee concerning executive officer compensation.

         Messrs. Dewey, Donoho, Ruys, and General Paige were members of the Compensation Committee during various periods of fiscal 1999. Mr. Ruys replaced Mr. Donoho on the Committee during the year.

EMPLOYMENT -- SEVERANCE AGREEMENTS AND ARRANGEMENTS

         Mr. O'Connor originally entered into an employment agreement with the Company in October 1994, which agreement was amended and restated in July 1997 in connection with his promotion to Chief Executive Officer. The term of Mr. O'Connor's amended and restated employment agreement commenced on July 14, 1997 and continues until his death, disability, retirement from active employment (with the consent of the Board or in accordance with Company policy), resignation or discharge. The agreement, as currently in effect, provides for an annual base salary of $600,000 (increased annually based upon the Consumer Price Index and otherwise in the discretion of the Board or the Compensation Committee), an annual performance bonus of up to a maximum of six times his then-current salary, and life insurance and various other benefits (including, but not limited to, medical coverage for Mr. O'Connor and his family, certain club memberships, spousal travel, certain professional services, use of automobile, and certain fringe and other benefits identified in the notes to the Summary Compensation Table above). The agreement provides that Mr. O'Connor's performance bonus is to be determined using a matrix of reasonable quantitative metrics established by and in the reasonable discretion of the Compensation Committee.

         Under the agreement, if Mr. O'Connor's employment with the Company is terminated by reason of his death, retirement from active employment (with consent of the Board or in accordance with the retirement policies of the Company), discharge by the Company for Cause or resignation (other than for Good Reason), Mr. O'Connor (or his estate, as the case may be) is entitled to his base salary, benefit and bonus amounts, if any, accrued through the date of termination, and, in the case of retirement from active employment after age 65, comprehensive medical coverage for Mr. O'Connor and eligible family members and certain term life insurance coverage. If Mr. O'Connor's employment is terminated by reason of disability, discharge by the Company without Cause or by reason of Mr. O'Connor's resignation for Good Reason, he is entitled to receive, in addition to all salary, bonuses and benefits accrued through the date of termination, an amount equal to the sum of three times the average of his base salary, bonuses and certain perquisites for the prior three fiscal years, plus $1,500,000. In addition, in the event of termination of his employment for any of the aforesaid reasons, Mr. O'Connor is entitled to post-employment life insurance for up to three years and comprehensive medical coverage for a minimum of three years after such termination. The agreement further provides in such circumstances for the payment to him of an amount equal to the sum of the present value of all benefits accrued by him under any non-qualified Company plan (including the Supplemental Executive Retirement Plan) and three times the average benefits of, or Company contributions to, over the three previous fiscal years, under all Company plans.

         Mr. O'Connor's agreement also provides that irrespective of the reason for his termination of employment with the Company, he may not compete with the Company for three years after the date of such termination.

         If Mr. O'Connor's employment terminates within twenty-four months after a change in control of the Company (including as a result of Mr. O'Connor's voluntary resignation not earlier than six months, and not later than one year, following the change in control, but not including his normal retirement), then specific provisions apply in lieu of the provisions described above. In such event, Mr. O'Connor is entitled to receive, in addition to his salary, benefits and bonus amounts, if any, accrued through the date of termination, an amount equal to 2.99 times the sum of his then-current base salary, most recent performance bonus (or, if higher, the performance bonus most recently awarded to him prior to the change in control) and certain perquisites and other amounts. In addition, in the event of termination of Mr. O'Connor's employment following a change in control, the Company is obligated to provide him with life insurance and comprehensive medical coverage after termination and to pay him the present value of all benefits accrued for him under any non-qualified Company plan and an amount equal to four times the average (over the previous three fiscal years) accrued benefit under, or Company contributions to, all qualified plans. The agreement further requires the payment to Mr. O'Connor of an amount equal to any excise tax due as a result of a payment or benefit constituting a "parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, together with amounts necessary to gross-up Mr. O'Connor for any taxes due thereon.

         A "change in control" generally is deemed to have occurred under Mr. O'Connor's agreement if any of the following occurs: (i) individuals comprising the Board of Directors of the Company at the beginning of any consecutive twenty-four month period cease (other than due to death or with the approval of a majority of such directors) to constitute a majority of the Board; (ii) any "person" or "group" (as defined under the Securities Exchange Act of 1934, as amended, the "Exchange Act", becomes a "beneficial owner" (as defined under the Exchange Act), directly or indirectly, of more than 30% of the combined voting power of the Company's then-outstanding common equity securities; or (iii) the stockholders of the Company approve a definitive agreement (A) for the merger of the Company into or with another corporation (unless the directors of the Company immediately prior to the merger constitute a majority of the directors of the surviving corporation or the stockholders of the Company immediately prior to the merger own 50% or more of the combined voting power of the surviving corporation) or (B) for the sale or disposition of all or substantially all of the assets of the Company.

         "Good Reason" is defined in Mr. O'Connor's agreement to mean: (i) the assignment of duties that are materially inconsistent with the scope of his stated duties; (ii) the Company's failure to pay him any amounts vested and due under his employment agreement or any other Company plan or policy; (iii) a reduction in benefits to him or a material adverse change in the terms or conditions under which amounts are payable; (iv) a reduction in Mr. O'Connor's title or duties; (v) a breach of the Company's obligations not to relocate him without his consent; (vi) in the case of any merger or similar transaction involving the Company, the failure by the Company to obtain an agreement reasonably satisfactory to Mr. O'Connor from a successor to the Company to assume his employment agreement; or (vii) any material breach by the Company of the agreement. "Cause" is defined to mean: (i) any willful and continuing failure to substantially perform employment duties with a material adverse effect upon the Company; (ii) any engagement in serious misconduct which is injurious to the Company; (iii) any willful and continuing material breach of the agreement, including with respect to confidentiality, protection of intellectual property or non-competition; (iv) conviction of a crime involving fraud, misrepresentation, gambling or a felony with a material adverse effect upon the Company; or (v) habitual intoxication or abuse of drugs or controlled substances.

         Mr. Nowick has an employment agreement with the Company dated as of January 15, 1999 and effective July 11, 1997. The agreement provides for: an annual base salary of $360,000 (which is subject to increase each March 1, commencing in 1999, to reflect any increase in the Consumer Price Index); an annual management incentive bonus of up to a maximum of two times his base salary (based upon the attainment of personal and Company performance objectives); a contribution by the Company of $364,933 to the Income Deferral Plan for Mr. Nowick's account; and various other benefits, including, but not limited to, home buyout option, use of automobile, medical coverage for Mr. Nowick and his family, tax preparation and participation in the Company's stock option, perquisites and other benefit plans for senior executives. In the agreement, Mr. Nowick agrees, among other things, not to compete with the Company in the lottery and gaming business for three years, or in any other business for one year, following termination of his employment.

         The initial term of Mr. Nowick's agreement ends February 28, 2001. On March 1, 2001 and on each subsequent March 1, the term of the agreement is to be automatically extended for one year unless at least 180 days prior to such date either the Company or Mr. Nowick has notified the other that it or he does not wish to extend the term. If the term of Mr. Nowick's employment is terminated by death, retirement, discharge for Cause or resignation other than for Good Reason, he is generally entitled to receive his then-current base salary and benefits accrued up to the date of termination or as otherwise provided by the terms of the specific benefit plans in which he participates. If Mr. Nowick's employment term is terminated as a result of his disability, discharge without Cause or resignation for Good Reason, the Company is required to continue: (i) his then-current base salary for three years following such termination, or until his earlier death, and (ii) his life insurance and medical coverage for one year following such termination. With certain exceptions, the terms "Change in Control," "Good Reason" and "Cause" in Mr. Nowick's employment agreement are defined in generally the same manner as such terms are defined in Mr. O'Connor's employment agreement as described above.

         Notwithstanding the foregoing, if a Change in Control occurs during the term of Mr. Nowick's employment, his employment agreement provides that it will terminate and the terms and conditions of his employment will be governed by the terms of the Change in Control agreement, which is described in the fifth paragraph below.

         Mr. Chambrello resigned as an executive officer of the Company, effective July 31, 1998, and as an employee of the Company, effective December 31, 1998. Pursuant to an employment transition agreement with the Company, Mr. Chambrello received the salary, bonus and benefits for fiscal 1999 reflected in the Summary Compensation Table above. In addition, the Company sold to him for a nominal consideration his company automobile, a company-owned fax machine and two company-owned telephones, and agreed to continue to provide him with medical coverage, life insurance and tax preparation services, as well as outplacement services, through calendar year 1999. The agreement also provided for mutual releases of claims and liabilities, except for certain continuing indemnification obligations, and Mr. Chambrello agreed to continue to be bound by certain restrictive covenants.

         Mr. Gay had an employment agreement with the Company at the time of his resignation from the Company in March 1998. The agreement provided for a minimum annual base salary of $275,000, eligibility for an annual management bonus, company benefits and perquisites provided generally to other Company officers and specified commissions. Under his employment agreement, Mr. Gay was entitled to receive quarterly commissions equal to one-half of one percent (0.5%) of Net Revenue derived by the Company from the sale of mutually-agreed gaming products and services in specified states. In addition, he was entitled to receive sales commissions based upon a variable percentage (ranging from forty one-thousandths of one percent (0.040%) to one-tenth of one percent 0.10%) of all Net Revenue derived by the Company from the sale of mutually-agreed gaming products and services. The percentage of Net Revenue to which Mr. Gay was entitled with respect to the latter element of his commission arrangement was based upon the percentage of "wins" enjoyed by the Company for a fiscal year (i.e., Company contracts entered into with, or extended by, customers during such fiscal year) as a percentage of the total number of opportunities for such fiscal year.

         The agreement defined "Net Revenue" as the invoice price (for sales) or gross revenues (for goods or services provided on a percentage basis), less liquidated damages, refunds, returns, taxes (other than income taxes), discounts and other price adjustments and certain costs. Mr. Gay's employment agreement could be terminated by either Mr. Gay or by the Company upon thirty days' notice. In the event that the Company terminated the agreement (other than for cause) or Mr. Gay terminated the agreement as the result of a reduction of his responsibilities and income potential, the Company was obligated to pay Mr. Gay a lump sum severance amount equal to his then-current annual base salary. In the case of termination by the Company of the employment agreement for cause or termination by Mr.

Gay other than as a result of a reduction in his responsibilities and income potential, the Company had no obligations to make any payments whatsoever to Mr. Gay upon termination of his employment except as to such amounts accrued to him through the date of termination. Under Mr. Gay's employment agreement, "cause" was defined to include negligent performance of employment duties resulting in harm to the Company, refusal to perform employment duties, conviction of a felony or other crime involving fraud or certain dishonesty, unauthorized acts resulting in personal enrichment, certain acts constituting misconduct or dereliction of duty, any other material breach of the employment agreement or death.

         In March 1998, the Company and Mr. Gay entered into a severance agreement pursuant to which Mr. Gay resigned as an employee and officer of the Company. The Company agreed to pay Mr. Gay all accrued and unpaid commissions due him through the date of his resignation under his employment agreement and, in addition, a lump-sum payment with respect to post-employment severance of $3,600,000. In addition, the Company agreed to consider Mr. Gay for a management bonus for fiscal 1998 (and ultimately paid him a fiscal 1998 management bonus of $285,000), allowed Mr. Gay to continue to use his Company-owned automobile for three years following termination and provided certain other benefits to him. The agreement also provided for mutual releases of claims and liabilities, except for certain continuing indemnification obligations on the part of the Company, and Mr. Gay agreed not to compete with the Company in certain activities for one year following termination.

         The Company does not presently have formal employment agreements with the other current Named Officers: Messrs. Sauser, Stanford and Sweitzer, although the Company has entered into agreements with these executives (and with certain other executives, including Mr. Nowick) with respect to employment arrangements in the event of a "Change in Control" of the Company. These agreements provide for three-year employment terms for the covered executives commencing upon the date a change in control occurs (or earlier in certain circumstances where actions are taken in anticipation of a change in control). During each such employment term, the covered executive is to be employed in a position at least equal in all material respects with the highest position held by such executive during the six months immediately preceding the change of control and will be entitled to a base annual salary, annual bonus and benefits in values and amounts at least equal to those provided by the Company to the executive immediately prior to the commencement of the term of employment. In addition, upon the occurrence of a change in control, all benefits accrued by the executive under all non-qualified Company plans (including the Supplemental Retirement Plan) will become fully vested and shall be contributed to a rabbi trust for the benefit of the covered executive, and all options held by the executive will become fully vested and exercisable by the executive.

         If an executive's employment is terminated during the term of employment (including as a result of resignation by executive without Good Reason), such agreement provides, with respect to the year in which his employment is terminated, that he will receive his base salary, bonus, and other compensation and benefits through the date of termination in accordance with Company policy in effect immediately prior to the commencement of the term of employment. In the event that a covered executive's employment is terminated (other than for Cause) or such executive resigns for Good Reason, the Company is obligated to pay an amount equal to 2.99 times the sum of: (i) his then-current annual base salary; (ii) the total cash bonus received by the executive during the most recent full fiscal year; plus (iii) the maximum amount allowable under the Executive Perquisite Program during the most recent calendar year. In addition, the covered executive (together with his beneficiaries and dependents) will become fully vested in and continue to participate for up to three years at no cost to the executive in all Company life insurance and welfare plans on terms at least as favorable to executive as in effect immediately prior to termination. In addition, the executive will be entitled to receive the sum of all benefits accrued under the non-qualified plans plus the product of 2.99 times the average benefit accrued and/or contributions made to such non-qualified plans over the preceding three years. Such agreements further provide for the payment to the covered executives of amounts equal to any excise tax due as any payment or benefit constituting a "parachute payment" within the meaning of Section 280G of the Code, together with amounts necessary to gross-up such executives for any taxes due with respect thereto. With certain exceptions, the terms "Change in Control," "Good Reason" and "Cause" are defined in these agreements in generally the same manner as the corresponding terms are defined in Mr. O'Connor's employment agreement as described above.

         Under the terms of the Company's option plans and various agreements, the exercisability of outstanding stock options may accelerate in the event of a change in control or termination of employment.

         The Company has two defined contribution 401(k) retirement savings and profit sharing plans (the "Plans") covering (subject to applicable time of service requirements) substantially all full-time employees in the United States, including the Named Officers. Under these Plans, an eligible employee may elect to defer receipt of a portion of base pay for each year in which case the Company will contribute this amount on the employee's behalf to the Plans and also will make a matching contribution equal to 50% of the amount that the employee has elected to defer, up to a maximum matching contribution of 2 -1/2% of the employee's base pay. The Company, in its discretion, may contribute additional amounts to the Plans on behalf of employees based upon its profits for a given fiscal year. Participants are 100% vested at all times in their entire account balance in the Plans. Benefits under the Plans generally will be paid to participants upon retirement or in certain other limited circumstances. The Company also has a Supplemental Retirement Plan which is a defined contribution plan that provides to certain key employees, including the Named Officers, additional retirement benefits. The Company, at its discretion, may contribute additional amounts to the plan on behalf of such key employees equal to the percentage of profit sharing contributions contributed for the calendar year, multiplied by each such employee's compensation (as defined) for such year. See "Summary Compensation Table," above.

ITEM 12.          SECURITY OWNERSHP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 17, 1999, (unless otherwise specified) certain information concerning the beneficial ownership of Common Stock by: (i) each person who was known by the Company to be the beneficial owner of more than 5% of such shares; (ii) each director of the Company; (iii) each of the executive officers of the Company named in the Summary Compensation Table appearing later in this proxy statement who remained an employee of the Company as of May 17, 1999; and (iv) all present directors and executive officers of the Company, as a group. Such information is based upon information filed by such persons with the SEC or provided to the Company by such persons or by other sources believed to be reliable.

                                                                                    SHARES          PERCENT
                                                                                 BENEFICIALLY          OF
             NAME OF BENEFICIAL OWNER                                             OWNED (1)        CLASS (1)
             ------------------------                                             ---------        ---------
Tiger Management L.L.C.                                                           5,127,700 (2)      13.7%
   101 Park Avenue
   New York, New York 10178

American Century Investment Management, Inc.                                      2,192,000 (3)       5.8%
   4500 Main Street
   Kansas City, MO  64141-9210

Franklin Resources, Inc.                                                          2,123,400 (4)       5.7%
   777 Mariners Island Blvd.
    San Mateo, CA  94404

Maverick Capital, Ltd.                                                            2,000,000 (4)       5.3%

                                                                                    SHARES          PERCENT
                                                                                 BENEFICIALLY          OF
             NAME OF BENEFICIAL OWNER                                             OWNED (1)        CLASS (1)
             ------------------------                                             ---------        ---------
   300 Crescent Court, Suite 1850
     Dallas, TX  75201

William Y. O'Connor, Director and Executive Officer                                 479,500 (5)       1.3%

Robert M. Dewey, Jr., Director                                                       51,481 (6)        *

Burnett W. Donoho, Director                                                          38,254 (6)        *

The Rt. Hon. Lord Moore of Lower Marsh, P.C., Director                               38,254 (6)        *

Lt. Gen. (Ret.) Emmett Paige,Jr.,Director                                            20,802 (6)        *

Anthony Ruys, Director                                                               30,710 (6)        *

Steven P. Nowick, Executive Officer                                                  80,000 (7)        *

Thomas J. Sauser, Executive Officer                                                  85,000 (7)        *

Donald L. Stanford, Executive Officer                                                 7,500 (7)        *

Donald R. Sweitzer, Executive Officer                                                 7,500 (7)        *

All present Directors and Executive Officers, as a group (11persons)                870,001 (8)       2.3%

----------
 *  less than 1%

(1) The shareholdings reflected in this table include shares which the person has the right, upon exercise of options or otherwise, to acquire within 60 days following the date of this table.

(2) Includes shares held by Tiger Performance L.L.C. Both Tiger Management L.L.C. and Tiger Performance L.L.C. are registered investment advisors ultimately controlled by Julian H. Robertson, Jr.

(3) Includes shares held by American Century Capital Portfolios, Inc. and a number of additional registered investment companies, the investments of which are managed by American Century Investment Management, Inc., a registered investment advisor.

(4) Franklin Resources, Inc. and Maverick Capital, Ltd. are institutional investment managers.

(5) Includes 474,500 shares subject to stock options granted under the Company's stock option plans.

(6) Includes 30,000 shares (20,000 shares in the case of General Paige) subject to stock options automatically granted under the Company's 1996 Non-Employee Directors' Stock Option Plan, the last 10,000 share installment of which options becomes exercisable in July 1999.

(7) Shares subject to stock options granted under the Company's stock option plans.

(8) Includes 825,500 shares subject to stock options granted under the Company's stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1995, the Company implemented a loan program under which employees whose restricted stock units or rights granted to them by the Company become taxable compensation to them can obtain loans from the Company to assist them in paying applicable federal and state income tax withholding. During fiscal 1999, Mr. O'Connor repaid a previous loan of $21,161 made to him pursuant to this program, and the Company made another loan of $10,496 to Mr. O'Connor with respect to the vesting of restricted stock rights granted to him in 1994. This latter loan, bearing interest at 7.1%, remained outstanding as of February 27, 1999.

         During fiscal 1995, the Company, pursuant to the terms of its employment agreement with Mr. O'Connor, made loans to him to enable him to retire certain third-party indebtedness. The loans to Mr. O'Connor consisted of $400,000 under a line of credit arrangement which bore no interest and which was repaid in full during fiscal 1997, and $500,000 bearing interest at the rate of 6.0% per annum, which was repayable in full on or before November 1, 1999. During fiscal 1998, the Company extended the due date of the $500,000 loan to January 1, 2000 and agreed to forgive the principal amount of such loan in four installments of $125,000 each on August 1, 1997 and on January 1, 1998, 1999 and 2000. As of February 27, 1999, the outstanding amount of this loan, including interest, was approximately $126,973.

         Current and former officers and directors of the Company are parties to indemnification agreements with the Company providing for (and the By-Laws of the Company also provide for) advancement of expenses and their indemnification by the Company against certain liabilities (including legal fees and expenses) incurred in legal proceedings or otherwise in connection with their present or past status as an officer or director of the Company. Certain legal proceedings and governmental investigations have involved both the Company and one or more of its former executive officers. During fiscal 1999, the Company paid an aggregate of approximately $348,000 in attorneys' fees and various other expenses pursuant to these indemnification agreements and obligations in connection with such matters directly or indirectly involving former executive officers. Most of this related to the libel suit in the U.K. by Richard Branson against Guy B. Snowden (the Company's former Chairman), the Company and its press secretary, and Mr. Snowden's cross libel claim against Mr. Branson. This litigation resulted in a verdict and judgment on February 2, 1998, in favor of Mr. Branson and against Mr. Snowden and the Company, essentially upholding Mr. Branson's assertion that Mr. Snowden had attempted to bribe Mr. Branson in 1993 not to bid on the U.K. Lottery contract. Mr. Snowden has appealed the verdict and judgment against him. Mr. Snowden resigned as a director and executive officer of the Company on February 3, 1998, prior to the beginning of fiscal 1999. No amounts were paid during fiscal 1999 with respect to current executive officers of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, hereunto duly authorized, on June 28, 1999.

                                       GTECH HOLDINGS CORPORATION

                                       By:  /s/ William  Y. O'Connor
                                            ---------------------------------
                                            /s/ William  Y. O'Connor
                                            Chairman, Chief Executive Officer
                                            and President