Form 10-Q
period 1999-05-29
GTECH HOLDINGS CORP
filed 1999-06-30
CIK 857323

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 29, 1999



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

Yes  /X/    No   / /


At June 28, 1999 there were 37,604,345 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                              Page
PART I.  FINANCIAL INFORMATION                                               Number
                                                                             ------
Item 1.  Financial Statements

         Consolidated Balance Sheets                                            3

         Consolidated Income Statements                                         4

         Consolidated Statement of Shareholders' Equity                         5

         Consolidated Statements of Cash Flows                                  6

         Notes to Consolidated Financial Statements                            7-9

Item 2.  Management's Discussion and Analysis of Financial Condition          10-16
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk            17


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                     17

Item 6.  Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                     18

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                (Unaudited)
                                                                                                   May 29,         February 27,
ASSETS                                                                                              1999               1999
                                                                                                -----------        -----------
                                                                                             (In thousands, except share amounts)
CURRENT ASSETS
     Cash and cash equivalents                                                                  $     5,864        $     7,733
     Trade accounts receivable                                                                       91,446            106,693
     Sales-type lease receivables                                                                     6,823              6,743
     Inventories                                                                                     55,875             61,893
     Deferred income taxes                                                                           29,419             29,419
     Other current assets                                                                            15,516             14,047
                                                                                                -----------        -----------
                     TOTAL CURRENT ASSETS                                                           204,943            226,528

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                         1,204,173          1,157,683
Less: Accumulated Depreciation                                                                     (797,628)          (760,122)
                                                                                                -----------        -----------
                                                                                                    406,545            397,561

GOODWILL,net                                                                                        134,099            135,662
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                             16,074             10,801
OTHER ASSETS                                                                                        107,683            103,663
                                                                                                -----------        -----------
                                                                                                $   869,344        $   874,215
                                                                                                ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                           $    36,580        $    43,402
     Accrued expenses                                                                                48,891             55,609
     Special charge                                                                                   3,179              6,058
     Employee compensation                                                                           15,433             27,379
     Advance payments from customers                                                                 20,350             30,458
     Income taxes payable                                                                            57,997             57,907
     Current portion of long-term debt                                                                1,389              1,960
                                                                                                -----------        -----------
          TOTAL CURRENT LIABILITIES                                                                 183,819            222,773

LONG-TERM DEBT, less current portion                                                                347,174            319,078

OTHER LIABILITIES                                                                                    27,500             29,908

DEFERRED INCOME TAXES                                                                                18,550             18,550

SHAREHOLDERS' EQUITY
     Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued                --                 --
     Common Stock, par value $.01 per share--150,000,000 shares authorized,
       44,155,815 and 44,152,565 shares issued, 37,604,345 and 38,722,063 shares
       outstanding at May 29, 1999 and February 27, 1999, respectively                                  442                442
     Additional paid-in capital                                                                     176,489            176,434
     Equity carryover basis adjustment                                                               (7,008)            (7,008)
     Accumulated other comprehensive income                                                         (68,595)           (84,842)
     Retained earnings                                                                              363,692            345,018
                                                                                                -----------        -----------
                                                                                                    465,020            430,044
     Less cost of 6,551,470 and 5,430,502 shares in treasury at
       May 29, 1999 and February 27, 1999, respectively                                            (172,719)          (146,138)
                                                                                                -----------        -----------
                                                                                                    292,301            283,906
                                                                                                -----------        -----------
                                                                                                $   869,344        $   874,215
                                                                                                ===========        ===========


See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                 (Unaudited)
                                                               Three Months Ended
                                                           --------------------------
                                                            May 29,           May 30,
                                                              1999             1998
                                                           ---------        ---------
                                                             (Dollars in thousands,
                                                            except per share amounts)
Revenues:
     Services                                              $ 211,158        $ 221,881
     Sales of products                                        27,502           10,398
                                                           ---------        ---------
                                                             238,660          232,279
Costs and expenses:
     Costs of services                                       140,417          148,589
     Costs of sales                                           18,118            8,011
                                                           ---------        ---------
                                                             158,535          156,600
                                                           ---------        ---------
Gross profit                                                  80,125           75,679

Selling, general and administrative                           31,496           30,197
Research and development                                      10,676            9,595
                                                           ---------        ---------
Operating income                                              37,953           35,887

Other income (expense):
     Interest income                                             837              745
     Equity in earnings of unconsolidated affiliates           1,143            3,366
     Other expense                                            (1,054)            (305)
     Interest expense                                         (6,785)          (7,488)
                                                           ---------        ---------
Income before income taxes                                    32,094           32,205

Income taxes                                                  13,159           13,526
                                                           ---------        ---------
Net income                                                 $  18,935        $  18,679
                                                           =========        =========

Basic and diluted earnings per share                       $     .50        $     .45
                                                           =========        =========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                             Common Stock                                       Equity
                                                   -------------------------------         Additional         Carryover
                                                     Issued                                 Paid-in             Basis
                                                     Shares              Amount             Capital           Adjustment
                                                   -----------         -----------         -----------        -----------
                                                                                 (Dollars in thousands)
Balance at February 27, 1999                        44,152,565         $       442         $   176,434        $    (7,008)
Comprehensive income:
    Net income                                              --                  --                  --                 --
    Other comprehensive income, net of tax:
        Foreign currency translation                        --                  --                  --                 --
        Net loss on derivative instruments                  --                  --                  --                 --


Comprehensive income
Purchase of 1,171,000
    shares of common stock                                  --                  --                  --                 --
Reissuance of 1,787 shares under
    director stock election plan                            --                  --                  --                 --
Reissuance of 48,245 shares under
    employee stock purchase plan                            --                  --                  --                 --
Common stock issued
    under stock award plans                              3,250                  --                  55                 --
                                                   -----------         -----------         -----------        -----------
Balance at May 29, 1999                             44,155,815         $       442         $   176,489        $    (7,008)
                                                   ===========         ===========         ===========        ===========


                                                 Accumulated
                                                     Other
                                                 Comprehensive          Retained             Treasury
                                                     Income             Earnings              Stock               Total
                                                   -----------         -----------         -----------         -----------
Balance at February 27, 1999                       $   (84,842)        $   345,018         $  (146,138)        $   283,906
Comprehensive income:
    Net income                                              --              18,935                  --              18,935
    Other comprehensive income, net of tax:
        Foreign currency translation                    16,342                  --                  --              16,342
        Net loss on derivative instruments                 (95)                 --                  --                 (95)
                                                                                                               -----------

Comprehensive income                                                                                                35,182
Purchase of 1,171,000
    shares of common stock                                  --                  --             (27,900)            (27,900)
Reissuance of 1,787 shares under
    director stock election plan                            --                  (7)                 47                  40
Reissuance of 48,245 shares under
    employee stock purchase plan                            --                (254)              1,272               1,018
Common stock issued
    under stock award plans                                 --                  --                  --                  55
                                                   -----------         -----------         -----------         -----------
Balance at May 29, 1999                            $   (68,595)        $   363,692         $  (172,719)        $   292,301
                                                   ===========         ===========         ===========         ===========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                      (Unaudited)
                                                                                  Three Months Ended
                                                                              --------------------------
                                                                               May 29,          May 30,
                                                                                1999              1998
                                                                              --------         ---------
                                                                                 (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                    $ 18,935         $  18,679
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                              44,821            50,709
     Equity in earnings of unconsolidated affiliates,
      net of dividends received                                                    (11)           (2,438)
     Other                                                                        (816)              861
     Changes in operating assets and liabilities:
      Trade accounts receivable                                                 14,806            11,811
      Inventories                                                                6,018             2,556
      Special charge                                                            (2,879)          (15,384)
      Other assets and liabilities                                             (37,226)          (15,298)
                                                                              --------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       43,648            51,496

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts         (36,284)          (47,107)
Investments in and advances to unconsolidated subsidiaries                      (5,361)              128
Cash proceeds from sale of equity investment                                        --            84,904
Other                                                                           (5,881)           (5,492)
                                                                              --------         ---------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                           (47,526)           32,433

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                        38,100            76,106
Principal payments on long-term debt                                           (10,479)         (156,933)
Purchases of treasury stock                                                    (27,900)           (4,708)
Other                                                                             (208)            4,504
                                                                              --------         ---------
NET CASH USED FOR FINANCING ACTIVITIES                                            (487)          (81,031)

Effect of exchange rate changes on cash                                          2,496            (3,089)
                                                                              --------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,869)             (191)

Cash and cash equivalents at beginning of period                                 7,733             8,250
                                                                              --------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  5,864         $   8,059
                                                                              ========         =========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 29, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 26, 2000. The balance sheet at February 27, 1999 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1999 Annual Report on Form 10-K.

NOTE B--INVENTORIES

                                                     May 29,   February 27,
                                                      1999         1999
                                                  ----------   -----------
                                                   (Dollars in thousands)
Inventories consist of:
     Purchased components                         $   20,565   $    27,323
     Finished subassemblies                            1,812         2,922
     Work-in-process                                  26,321        23,309
     Finished goods                                    7,177         8,339
                                                  ----------   -----------
                                                  $   55,875   $    61,893
                                                  ==========   ===========

NOTE C--LONG-TERM DEBT

                                                   May 29,   February 27,
                                                      1999         1999
                                                  ----------   -----------
                                                   (Dollars in thousands)
Long-term debt consists of:
     7.75% Series A Senior Notes due 2004         $  150,000   $   150,000
     7.87% Series B Senior Notes due 2007            150,000       150,000
     Revolving credit facility                        46,100        18,000
     Other                                             2,463         3,038
                                                  ----------   -----------
                                                     348,563       321,038
     Less current portion                              1,389         1,960
                                                  ----------   -----------
                                                  $  347,174   $   319,078
                                                  ==========   ===========

The Company has an unsecured revolving credit facility of $400 million expiring in June 2002 (the "Credit Facility"). At May 29, 1999, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.13%.

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


NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     May 29,      May 30,
                                                      1999         1998
                                                  ----------   -----------
                                             (Dollars and shares in thousands,
                                                  except per share amounts)
Numerator:
     Net income                                   $   18,935   $    18,679

Denominator:
     Weighted average shares-Basic                    37,821        41,409

Effect of dilutive securities:
     Employee stock options                              104           367
                                                  ----------   -----------
     Weighted average shares-Diluted                  37,925        41,776
                                                  ==========   ===========

Basic and diluted earnings per share              $       .50  $        .45
                                                  ===========  ============

NOTE G -- SEGMENT INFORMATION

The Company presently has one reportable segment. The Lottery segment provides online, high speed, highly secured transaction processing systems to the worldwide lottery industry. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. All other revenues (as reported below) are comprised principally of revenues from the Company's Transactive, Dreamport and Europrint subsidiaries.

The Company's business segment data is summarized below:

                                                Lottery         All Other     Consolidated
                                                -------         ---------     ------------
                                                        (Dollars in thousands)
May 29, 1999
Revenues from external sources                 $220,173        $ 18,487         $238,660
Net operating profit after income taxes          24,890            (896)          23,994

May 30, 1998
Revenues from external sources                 $216,868        $ 15,411         $232,279
Net operating profit after income taxes          25,398          (1,338)          24,060


The following is a reconciliation of net operating profit after income taxes to net income as reported on the consolidated income statements:

                                                     May 29,      May 30,
                                                      1999         1998
                                                  -----------  ------------
                                                   (Dollars in thousands)
Net operating profit after income taxes           $   23,994   $    24,060
   Reconciling items, net of tax:
   Interest expense                                   (4,003)       (4,343)
   Other                                              (1,056)       (1,038)
                                                  -----------  ------------
     Net income                                   $    18,935  $     18,679
                                                  ===========  ============

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

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, the Company's Dreamport subsidiary ("Dreamport") provides gaming technology and a comprehensive array of management, development and strategic services to the gaming and entertainment markets. Also, in the second quarter of fiscal 1999, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"). Europrint is among the world's largest providers of media promotional games and IGI has pioneered the development of interactive, televised lottery games.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret may still be under way. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 herein; Part I, Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's fiscal 1999 annual report on Form 10-K; and Note G to the Consolidated Financial Statements in the Company's fiscal 1999 annual report on Form 10-K for further information concerning these matters and other contingencies.

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 2000 and fiscal 1999 are 52-week years.


Results of Operations

Revenues for the first quarter of fiscal 2000 were $238.7 million, representing a $6.4 million, or 2.7%, increase over revenues of $232.3 million in the first quarter of fiscal 1999.

Service revenues, including lottery and other services, in the fiscal 2000 first quarter were $211.2 million, representing a $10.7 million, or 4.8%, decrease from the $221.9 million of service revenues in the first quarter of fiscal 1999. This decrease resulted primarily from the impact of the reduction in the dollar value of foreign currencies, lower domestic service revenues and lower lottery jackpot activity, partially offset by higher international service revenues.

In the fiscal 2000 first quarter, lottery sales by the Company's domestic customers declined approximately 4.6% compared with the first quarter of fiscal 1999, primarily reflecting the continued decline in sales in Texas, the suspension of Quick Draw in New York and lower jackpot activity. This decline, coupled with contractual rate reductions in Texas and California, resulted in a decline in the Company's domestic service revenues of 8.4%.

Lottery sales by the Company's international customers increased approximately 14.1% in the fiscal 2000 first quarter compared with the first quarter of fiscal 1999, driven primarily by growth in Brazil, the Czech Republic, Germany and Poland. This increase, coupled with contractual rate increases in Brazil and partially offset by the impact of the reduction in the dollar value of foreign currencies, resulted in an increase of approximately 1% in the Company's international lottery service revenues.

Worldwide sales by the Company's lottery customers in the fiscal 2000 first quarter were approximately the same as the first quarter of fiscal 1999. The Company's total lottery service revenues decreased approximately 5.0% as a result of contractual rate changes and the impact of the reduction in the dollar value of foreign currencies.

On April 1, 1999, Quick Draw, the keno-style game operated in New York on a lottery system provided by the Company, terminated due to the failure of the New York State Legislature to extend the legislation authorizing the game. Quick Draw was authorized by the New York State Legislature, and implemented by the New York State Lottery on September 5, 1995, to increase revenue for New York public schools. The termination of the Quick Draw game in New York did not have a material impact on the Company's results of operations for the first quarter of fiscal 2000.

Product sales in the first quarter of fiscal 2000 were $27.5 million, an increase of $17.1 million over the $10.4 million of product sales in the first quarter of fiscal 1999. This increase was driven by the sale of a new PRO:SYS central system, including instant ticket validation capabilities, sales of Europrint and higher terminal sales. The Company acquired Europrint during the second quarter of fiscal 1999. The Company sold approximately 1,000 lottery terminals during the first quarter of fiscal 2000, as compared to approximately 200 lottery terminals during the fiscal 1999 first quarter.

Gross margins on service revenues increased to 33.5% in the fiscal 2000 first quarter, up from 33.0% in the first quarter of fiscal 1999, primarily due to the benefit of the Company's restructuring program implemented in fiscal 1999, partially offset by lower sales in Texas and lower lottery jackpot activity in the first quarter of fiscal 2000 than in the comparable quarter of the prior year.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales increased from 23.0% in the first quarter of fiscal 1999 to 34.1% in the first quarter of fiscal 2000, primarily due to the change in product mix.

Selling, general and administrative expenses in the first quarter of fiscal 2000 were $31.5 million, representing a $1.3 million, or 4.3%, increase over the $30.2 million incurred in the first quarter of fiscal 1999. This increase was primarily attributable to selling, general and administrative expenses of Europrint and IGI. As a percentage of revenues, selling, general and administrative expenses were 13.2% and 13.0% during the first quarters of fiscal 2000 and 1999, respectively.

Research and development expenses in the first quarter of fiscal 2000 were $10.7 million, representing a $1.1 million, or 11.3%, increase over research and development expenses of $9.6 million in the first quarter of fiscal 1999. This increase reflects costs associated with the increase in activities related to new products nearing release to market. As a percentage of revenues, research and development expenses were 4.5% and 4.1% during the first quarters of fiscal 2000 and 1999, respectively.

Equity in earnings of unconsolidated affiliates in the first quarter of fiscal 2000 was $1.1 million, a decrease of $2.3 million from the $3.4 million of such earnings during the first quarter of fiscal 1999. This decrease resulted principally from the Company's sale, in April 1998, of its 22.5% equity interest in Camelot Group plc ("Camelot").

Other expense in the first quarter of fiscal 2000 was $1.1 million, representing a $.8 million increase over the $.3 million incurred in the first quarter of fiscal 1999. This increase was primarily attributable to net foreign exchange losses associated with the Company's global asset protection and foreign exchange management programs designed to protect future cash flows, partially offset by the amortization of the gain on the sale of the Camelot investment.

The Company's effective income tax rate decreased from 42% in the first quarter of fiscal 1999 to 41% in the first quarter of fiscal 2000 due principally to the congressional extension of the Research and Development tax credit. The Company's effective income tax rate was greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.


Changes in Financial Position, Liquidity and Capital Resources

During the first quarter of fiscal 2000, the Company generated $43.6 million of cash from operations. This cash, together with $27.6 million of net borrowings, was primarily used to fund the purchase of $36.3 million of systems, equipment and other assets relating to contracts and to repurchase $27.9 million of the Company's common stock.

Trade accounts receivable decreased by $15.3 million, from $106.7 million at February 27, 1999 to $91.4 million at May 29, 1999, primarily due to the lower level of product sales in the first quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999.

Inventories decreased by $6.0 million, from $61.9 million at February 27, 1999 to $55.9 million at May 29, 1999, primarily due to the sale of the new PRO:SYS central system in the first quarter of fiscal 2000.

The cost of systems, equipment and other assets relating to contracts increased by $46.5 million, from $1,157.7 million at February 27, 1999 to $1,204.2 million at May 29, 1999. This increase reflects the completion of a new lottery system in Michigan, the continuing installation of new lottery systems in Puerto Rico and Arizona and the expansion of lottery systems in several domestic and international locations, along with $24.6 million relating to the partial recovery of the dollar value of the Brazilian currency in the first quarter of fiscal 2000 compared to fiscal 1999.

Investments in and advances to unconsolidated affiliates increased by $5.3 million, from $10.8 million at February 27, 1999 to $16.1 million at May 29, 1999, primarily due to the March 1999 purchase by Dreamport of a one-third interest in Turfway Park racetrack ("Turfway") for $6.0 million. Turfway has operated for years as a traditional racetrack with thoroughbred racing and simulcast wagering. The Company intends to make Turfway a major, year-round venue by complementing its racing heritage with newer technologies and aggressive marketing strategies.

Advance payments from customers decreased by $10.1 million, from $30.5 million at February 27, 1999 to $20.4 million at May 29, 1999. This decrease is primarily due to the sale of the new PRO:SYS central system discussed above.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2000 will be in a range of $200.0 million to $220.0 million. The principal sources of liquidity for the Company are cash generated from operations and borrowings under the Company's Credit Facility. As of May 29, 1999 the Company had utilized approximately $46.1 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to fund anticipated internal growth in the foreseeable future.


Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first quarter of fiscal 2000.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At May 29, 1999, the estimated fair value of the Company's fixed rate debt, as determined by an independent investment banker, approximated $312.5 million. A hypothetical 10% increase in interest rates would change the estimated fair value of the Company's fixed rate debt to $320.9 million. A hypothetical 10% decrease in interest rates would change the estimated fair value of the Company's fixed rate debt to $303.5 million.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At May 29, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $16.4 million that would be recorded in the equity section of the Company's balance sheet.

At May 29, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $1.8 million recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At May 29, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2000 by $6.0 million after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2000 anticipatory cash flows that were hedged varied throughout the first quarter of fiscal 2000, but averaged 47%.

As of May 29, 1999, the Company had approximately $102.4 million of outstanding foreign currency exchange contracts to sell foreign currencies (primarily Spanish pesetas, pounds sterling and Mexican pesos) and approximately $79.7 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily pounds sterling).


IMPACT OF YEAR 2000

The Year 2000 computer issue creates potentially significant risks for the Company. If lottery, gaming or electronic benefits transfer ("EBT") systems that the Company supplies to customers or management information systems that the Company uses internally do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on customers' and/or the Company's operations. The Company is actively managing its program to assess the capability of its lottery, gaming and EBT products and its interfaces to customer systems to handle the Year 2000. With respect to customer systems, the major challenge for the Company in remediating the Year 2000 issue is the multinational nature of the Company's business and the high degree of global coordination that is required with customers, suppliers and employees.

The Company has established a Year 2000 project team and a program office at its corporate headquarters, made up of dedicated and shared resources, to provide the guidance and support necessary to accomplish the Year 2000 initiative. The status of the Company's six-phase program as of June 30, 1999 is as follows:

- The inventory phase consists of compiling a comprehensive list of software and hardware technologies that the Company supplies to customers and management information systems that the Company uses internally. This phase is complete.

- The assessment phase consists of determining the compliance status of each technology identified in the inventory phase. This phase is complete.

- The planning phase consists of developing plans to upgrade hardware and/or software to Year 2000 compliance. This phase is complete.

- The implementation phase consists of executing the tasks identified in the planning phase. This phase is approximately 70% complete and is expected to be completed by September 1, 1999.

- The quality assurance phase consists of testing and validating systems replaced or modified as part of the implementation phase. This phase is approximately 40% complete and is expected to be completed by September 1, 1999.

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

The majority of the internal management information systems in use by the Company (including SAP's R/3 system, System Union's SUN accounting system and Hyperion's Pillar software) are Year 2000 compliant. The Company has a time tracking system and an accounting system in Brazil that are not Year 2000 compliant. The Company is executing its plan to replace these two systems with SAP's R/3 system by September 1999. The Company has a limited number of non-IT systems that are primarily in use by the engineering and manufacturing departments of the Company. As of June 30, 1999, the remediation of these systems is 50% complete and is expected to be completed by September 1, 1999.

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

The Company currently expects that the total cost of the Year 2000 program will not exceed $25 million, including $5 million for the purchase of software and hardware that will be capitalized and $20 million that will be expensed. As of June 30, 1999 the Company had spent approximately $11.7 million on the program. The total cost estimate does not include possible costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business but does include the cost to install new software and hardware that is being accelerated to provide a solution to Year 2000 issues. The total cost estimate is based on the Company's current assessment of the program and is subject to change as the program progresses.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures" in Part I, Item 2 herein.



PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As publicly reported, on June 24, 1999, TransAct Technologies Incorporated and its wholly-owned subsidiary Magnatec Corporation filed suit against GTECH Corporation in the United States District Court for the District of Rhode Island. The suit was dismissed and refiled in Superior Court for Kent County, Rhode Island, on June 28, 1999. The plaintiffs seek temporary, preliminary and permanent injunctive relief and damages. Magnatec, which contracted with the Company to design and manufacture printer modules on behalf of the Company, alleges breach of contract, misappropriation of trade secrets, and related claims in connection with the Company's efforts to manufacture its own printer. The Company intends to vigorously defend this action, which it believes is unfounded.

For information respecting certain other legal proceedings, refer to Part I,
Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's fiscal 1999 Annual Report on Form 10-K; and Note G to Consolidated Financial Statements included in the Company's fiscal 1999 Annual Report on Form 10-K.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - The exhibits to this report are as follows:

            10 Employment Transition Agreement and Release with Michael R. Chanbrello, dated July 7, 1998

            27    Financial Data Schedule

      (b) The Company did not file any reports on form 8-K during the quarter to which this report relates

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GTECH HOLDINGS CORPORATION



Date:  June 30, 1999             By /s/ Thomas J. Sauser
                                 -----------------------------------------------
                                 Thomas J. Sauser, Senior Vice President,
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)



Date:  June 30, 1999             By /s/ Robert J. Plourde
                                 -----------------------------------------------
                                 Robert J. Plourde, Vice President and Corporate
                                 Controller (Principal Accounting Officer)