Form 10-Q
period 1999-08-28
GTECH HOLDINGS CORP
filed 1999-09-23
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 28, 1999



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

Yes   X       No


At September 23, 1999 there were 34,865,455 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                              Page
PART I.  FINANCIAL INFORMATION                                               Number
-------  ---------------------                                               ------
Item 1.       Financial Statements

              Consolidated Balance Sheets                                         3

              Consolidated Income Statements                                     4-5

              Consolidated Statement of Shareholders' Equity                      6

              Consolidated Statements of Cash Flows                               7

              Notes to Consolidated Financial Statements                        8-10

Item 2.       Management's Discussion and Analysis of Financial Condition       11-17
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk         18


PART II.  OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings                                                  18

Item 4.       Submission of Matters to Vote of Security Holders                  19

Item 6.       Exhibits and Reports on Form 8-K                                   19

SIGNATURES                                                                       20

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES                                                     (Unaudited)
                                                                                                 August 28,         February 27,
ASSETS                                                                                              1999                1999
                                                                                               ---------------      ------------
                                                                                              (In thousands, except share amounts)
CURRENT ASSETS
      Cash and cash equivalents                                                                  $     8,750        $     7,733
      Trade accounts receivable                                                                      130,343            106,693
      Sales-type lease receivables                                                                     6,899              6,743
      Inventories                                                                                     52,532             61,893
      Deferred income taxes                                                                           29,419             29,419
      Other current assets                                                                            17,157             14,047
                                                                                                 -----------        -----------
               TOTAL CURRENT ASSETS                                                                  245,100            226,528

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                          1,176,140          1,157,683
Less: Accumulated Depreciation                                                                      (790,592)          (760,122)
                                                                                                 -----------        -----------
                                                                                                     385,548            397,561


GOODWILL,net                                                                                         132,535            135,662

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                              20,713             10,801

OTHER ASSETS                                                                                         106,009            103,663
                                                                                                 -----------        -----------
                                                                                                 $   889,905        $   874,215
                                                                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                           $    46,375        $    43,402
      Accrued expenses                                                                                53,428             55,609
      Special charge                                                                                   2,154              6,058
      Employee compensation                                                                           23,016             27,379
      Advance payments from customers                                                                 26,584             30,458
      Income taxes payable                                                                            53,591             57,907
      Current portion of long-term debt                                                                  929              1,960
                                                                                                 -----------        -----------
               TOTAL CURRENT LIABILITIES                                                             206,077            222,773

LONG-TERM DEBT, less current portion                                                                 377,975            319,078

OTHER LIABILITIES                                                                                     25,462             29,908

DEFERRED INCOME TAXES                                                                                 18,550             18,550

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued                --                 --
      Common Stock, par value $.01 per share--150,000,000 shares authorized,
         44,159,565 and 44,152,565 shares issued, 35,902,455 and 38,722,063 shares
         outstanding at August 28, 1999 and February 27, 1999, respectively                              442                442
      Additional paid-in capital                                                                     176,552            176,434
      Equity carryover basis adjustment                                                               (7,008)            (7,008)
      Accumulated other comprehensive income                                                         (78,445)           (84,842)
      Retained earnings                                                                              385,446            345,018
                                                                                                 -----------        -----------
                                                                                                     476,987            430,044
      Less cost of 8,257,110 and 5,430,502 shares in treasury at
         August 28, 1999 and February 27, 1999, respectively                                        (215,146)          (146,138)
                                                                                                 -----------        -----------
                                                                                                     261,841            283,906
                                                                                                 -----------        -----------
                                                                                                 $   889,905        $   874,215
                                                                                                 ===========        ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                  (Unaudited)
                                                               Three Months Ended
                                                           ---------------------------
                                                           August 28,      August 29,
                                                              1999             1998
                                                            ---------        ---------
                                                               (Dollars in thousands,
                                                              except per share amounts)
Revenues:
      Services                                              $ 209,843        $ 224,582
      Sales of products                                        45,546            8,952
                                                            ---------        ---------
                                                              255,389          233,534
Costs and expenses:
      Costs of services                                       138,857          148,523
      Costs of sales                                           34,373            6,812
                                                            ---------        ---------
                                                              173,230          155,335
                                                            ---------        ---------

Gross profit                                                   82,159           78,199

Selling, general and administrative                            30,838           29,504
Research and development                                       11,290            8,648
                                                            ---------        ---------

Operating income                                               40,031           40,047

Other income (expense):
      Interest income                                             864              832
      Equity in earnings of unconsolidated affiliates             793              870
      Other income                                              2,332            2,840
      Interest expense                                         (7,149)          (6,920)
                                                            ---------        ---------

Income before income taxes                                     36,871           37,669

Income taxes                                                   15,117           15,821
                                                            ---------        ---------

Net income                                                  $  21,754        $  21,848
                                                            =========        =========

Basic earnings per share                                    $     .58        $     .53
                                                            =========        =========

Diluted earnings per share                                  $     .58        $     .53
                                                            =========        =========


See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                    (Unaudited)
                                                                 Six Months Ended
                                                            --------------------------
                                                            August 28,      August 29,
                                                               1999             1998
                                                            ---------        ---------
                                                             (Dollars in thousands,
                                                            except per share amounts)
Revenues:
      Services                                              $ 421,001        $ 446,463
      Sales of products                                        73,048           19,350
                                                            ---------        ---------
                                                              494,049          465,813
Costs and expenses:
      Costs of services                                       279,274          297,112
      Costs of sales                                           52,491           14,823
                                                            ---------        ---------
                                                              331,765          311,935
                                                            ---------        ---------

Gross profit                                                  162,284          153,878

Selling, general and administrative                            62,334           59,701
Research and development                                       21,966           18,243
                                                            ---------        ---------

Operating income                                               77,984           75,934

Other income (expense):
      Interest income                                           1,701            1,577
      Equity in earnings of unconsolidated affiliates           1,936            4,236
      Other income                                              1,278            2,535
      Interest expense                                        (13,934)         (14,408)
                                                            ---------        ---------

Income before income taxes                                     68,965           69,874

Income taxes                                                   28,276           29,347
                                                            ---------        ---------

Net income                                                  $  40,689        $  40,527
                                                            =========        =========

Basic earnings per share                                    $    1.08        $     .98
                                                            =========        =========

Diluted earnings per share                                  $    1.08        $     .97
                                                            =========        =========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES





                                                                 Common Stock                                       Equity
                                                           ----------------------------         Additional         Carryover
                                                             Issued                              Paid-in             Basis
                                                             Shares            Amount            Capital           Adjustment
                                                           ----------       -----------      --------------        ----------
                                                                               (Dollars in thousands)
Balance at February 27, 1999                               44,152,565       $       442      $      176,434      $   (7,008)
Comprehensive income:
     Net income                                                     -                 -                   -               -
     Other comprehensive income, net of tax:
         Foreign currency translation                               -                 -                   -               -
         Net loss on derivative instruments                         -                 -                   -               -

Comprehensive income
Purchase of 2,876,300
     shares of common stock                                         -                 -                   -               -
Reissuance of 1,787 shares under
     director stock election plan                                   -                 -                   -               -
Reissuance of 47,905 shares under
     employee stock purchase plan                                   -                 -                   -               -
Common stock issued
     under stock award plans                                    7,000                 -                 118               -
                                                           ----------       -----------      --------------      ----------
Balance at August 28, 1999                                 44,159,565       $       442      $      176,552      $   (7,008)
                                                           ==========       ===========      ==============      ==========

                                                            Accumulated
                                                               Other
                                                            Comprehensive      Retained           Treasury
                                                                Income         Earnings             Stock              Total
                                                           -------------      -------------      -------------      -------------
                                                                                     (Dollars in thousands)
Balance at February 27, 1999                               $     (84,842)     $     345,018      $    (146,138)     $     283,906
Comprehensive income:
     Net income                                                        -             40,689                  -             40,689
     Other comprehensive income, net of tax:
         Foreign currency translation                              6,734                  -                  -              6,734
         Net loss on derivative instruments                         (337)                 -                  -               (337)
                                                                                                                    -------------
Comprehensive income                                                                                                       47,086
Purchase of 2,876,300
     shares of common stock                                            -                  -            (70,327)           (70,327)
Reissuance of 1,787 shares under
     director stock election plan                                      -                 (7)                47                 40
Reissuance of 47,905 shares under
     employee stock purchase plan                                      -               (254)             1,272              1,018
Common stock issued
     under stock award plans                                           -                  -                  -                118
                                                           -------------      -------------      -------------      -------------
Balance at August 28, 1999                                 $     (78,445)     $     385,446      $    (215,146)     $     261,841
                                                           =============      =============      =============      =============





See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                    (Unaudited)
                                                                                  Six Months Ended
                                                                             --------------------------
                                                                             August 28,      August 29,
                                                                               1999             1998
                                                                             ---------        ---------
                                                                               (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                   $  40,689        $  40,527
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization                                             91,255          103,354
      Equity in earnings of unconsolidated affiliates,
         net of dividends received                                                 138           (2,473)
      Other                                                                     (2,224)            (919)
      Changes in operating assets and liabilities:
         Trade accounts receivable                                             (24,091)          10,160
         Inventories                                                             9,361           (4,945)
         Special charge                                                         (3,904)         (19,683)
         Other assets and liabilities                                          (15,396)          15,250
                                                                             ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       95,828          141,271

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts         (62,549)         (85,818)
Investments in and advances to unconsolidated subsidiaries                     (10,586)             114
Cash proceeds from sale of equity investment                                        --           84,904
Acquisitions (net of cash acquired)                                                 --          (21,864)
Other                                                                          (10,236)         (10,017)
                                                                             ---------        ---------
NET CASH USED FOR INVESTING ACTIVITIES                                         (83,371)         (32,681)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                        97,200           85,206
Principal payments on long-term debt                                           (39,235)        (188,693)
Purchases of treasury stock                                                    (70,327)          (6,683)
Other                                                                              207            4,223
                                                                             ---------        ---------
NET CASH USED FOR FINANCING ACTIVITIES                                         (12,155)        (105,947)

Effect of exchange rate changes on cash                                            715           (1,367)
                                                                             ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                            1,017            1,276

Cash and cash equivalents at beginning of period                                 7,733            8,250
                                                                             ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   8,750        $   9,526
                                                                             =========        =========



See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 28, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 26, 2000. The balance sheet at February 27, 1999 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in GTECH Holdings Corporation's fiscal 1999 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.



NOTE B--INVENTORIES                                                         August 28,       February 27,
                                                                               1999              1999
                                                                         ---------------     ---------------
                                                                               (Dollars in thousands)
Inventories consist of:
       Purchased components                                              $        25,907     $        27,323
       Finished subassemblies                                                      2,244               2,922
       Work-in-process                                                            23,111              23,309
       Finished goods                                                              1,270               8,339
                                                                         ---------------     ---------------
                                                                         $        52,532     $        61,893
                                                                         ===============     ===============


NOTE C--LONG-TERM DEBT                                                     August 28,       February 27,
                                                                              1999              1999
                                                                         ---------------     ---------------
                                                                               (Dollars in thousands)
Long-term debt consists of:
       7.75% Series A Senior Notes due 2004                              $       150,000     $       150,000
       7.87% Series B Senior Notes due 2007                                      150,000             150,000
       Revolving credit facility                                                  76,900              18,000
       Other                                                                       2,004               3,038
                                                                         ---------------     ---------------
                                                                                 378,904             321,038
       Less current portion                                                          929               1,960
                                                                         ---------------     ---------------
                                                                         $       377,975     $       319,078
                                                                         ===============     ===============

The Company has an unsecured revolving credit facility of $400 million expiring in June 2002 (the "Credit Facility"). At August 28, 1999, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.51%.

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


NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended                          Six Months Ended
                                                     --------------------------------            --------------------------------
                                                     August 28,            August 29,            August 28,            August 29,
                                                        1999                  1998                  1999                  1998
                                                     ----------            ----------            ----------            ----------
                                                              (Dollars and shares in thousands, except per share amounts)

Numerator:
       Net income                                    $   21,754            $   21,848            $   40,689            $   40,527

Denominator:
       Weighted average shares-Basic                     37,193                41,293                37,507                41,351

Effect of dilutive securities:
       Employee stock options                                51                   254                    54                   304
                                                     ----------            ----------            ----------            ----------

       Weighted average shares-Diluted                   37,244                41,547                37,561                41,655
                                                     ==========            ==========            ==========            ==========

Basic earnings per share                             $      .58            $      .53            $     1.08            $      .98
                                                     ==========            ==========            ==========            ==========

Diluted earnings per share                           $      .58            $      .53            $     1.08            $      .97
                                                     ==========            ==========            ==========            ==========


NOTE G--COMPREHENSIVE INCOME

For the three month period ended August 28, 1999 and August 29, 1998, total comprehensive income amounted to $11,904,000 and $20,308,000, respectively. During the first six months of fiscal 2000 and fiscal 1999, total comprehensive income amounted to $47,086,000 and $30,604,000, respectively.

NOTE H--SEGMENT INFORMATION

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

The Company's business segment data is summarized below:

                                                 Three Months Ended                    Six Months Ended
                                            -------------------------------     ------------------------------
                                               August 28,      August 29,         August 28,     August 29,
                                                  1999             1998              1999             1998
                                            --------------    -------------     -------------    -------------
                                                                (Dollars in thousands)
Revenues from external sources:
    Lottery                                 $      236,448    $     212,333     $     456,620    $     429,201
    All other                                       18,941           21,201            37,429           36,612
                                            --------------    -------------     -------------    -------------
    Consolidated                            $      255,389    $     233,534     $     494,049    $     465,813
                                            ==============    =============     =============    =============

Net operating profit after income taxes:
    Lottery                                 $       28,218    $      28,160     $      53,105    $      53,595
    All other                                       (1,191)          (1,260)           (2,083)          (2,635)
                                            --------------    -------------     -------------    -------------
    Consolidated                            $       27,027    $      26,900     $      51,022    $      50,960
                                            ==============    =============     =============    =============


The following is a reconciliation of net operating profit after income taxes to net income as reported on the consolidated income statements:

                                                    Three Months Ended                 Six Months Ended
                                            -------------------------------     ------------------------------
                                              August 28,       August 29,         August 28,       August 29,
                                                 1999             1998              1999              1998
                                            --------------    -------------     -------------    -------------
                                                                  (Dollars in thousands)
Net operating profit after income taxes     $       27,027    $      26,900     $      51,022    $      50,960
    Reconciling items, net of tax:
    Interest expense                                (4,217)          (4,014)           (8,220)          (8,357)
    Other                                           (1,056)          (1,038)           (2,113)          (2,076)
                                            --------------    -------------     -------------    -------------
       Net income                           $       21,754    $      21,848     $      40,689    $      40,527
                                            ==============    =============     =============    =============

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

General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically at least five years in duration, and are generally based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new online lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product purchases during fiscal 2000 will be in a range of $160.0 million to $170.0 million.

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

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret may still be under way. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 herein and in the Company's Report on Form 10-Q for the quarterly period ended May 29, 1999; Part I, Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the
Company's fiscal 1999 annual report on Form 10-K; and Note G to the Consolidated Financial Statements in the Company's fiscal 1999 annual report on Form 10-K for further information concerning these matters and other contingencies.

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 2000 and fiscal 1999 are 52-week years.


Results of Operations

Second Quarter

Revenues for the second quarter of fiscal 2000 were $255.4 million, representing a $21.9 million, or 9.4%, increase over revenues of $233.5 million in the second quarter of fiscal 1999.

Service revenues, including lottery and other services, in the fiscal 2000 second quarter were $209.8 million, representing a $14.8 million, or 6.6%, decrease from the $224.6 million of service revenues in the second quarter of fiscal 1999. This decrease reflects a decline in both domestic and international service revenues.

In the fiscal 2000 second quarter, lottery sales by the Company's domestic customers declined approximately 4% compared with the second quarter of fiscal 1999, primarily reflecting the continued decline in sales in Texas, the temporary suspension of Quick Draw in New York and lower jackpot activity. This decline, coupled with contractual rate reductions in Texas and California, resulted in a 9% decline in the Company's domestic service revenues.

Sales of the Company's international lottery customers increased approximately 12% in the fiscal 2000 second quarter compared with the second quarter of fiscal 1999, primarily driven by growth in Brazil, Germany, Poland and the Czech Republic. This increase was offset by the impact of the reduction in the dollar value of foreign currencies, resulting in a 3% decline in the Company's international lottery service revenues.

Worldwide lottery sales by the Company's customers increased approximately 2% in the fiscal 2000 second quarter as compared with the second quarter of fiscal 1999. Due to contractual rate changes and the impact of the reduction in the dollar value of foreign currencies, the Company's total lottery service revenues declined approximately 7%.

On April 1, 1999, Quick Draw, the keno-style game operated in New York on a lottery system provided by the Company, terminated due to the failure of the New York State Legislature to extend the legislation authorizing the game. On August 1, 1999, the New York State Legislature extended the legislation authorizing the game through March 31, 2001.

Product sales in the second quarter of fiscal 2000 were $45.5 million, an increase of $36.5 million over the $9.0 million of product sales in the second quarter of fiscal 1999. This increase was driven by the sale of an online lottery system to Israel and the sale of a central system upgrade to Belgium. The Company sold approximately 2,700 lottery terminals during the second quarter of fiscal 2000, as compared to approximately 30 lottery terminals during the fiscal 1999 second quarter.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales increased from 23.9% in the second quarter of fiscal 1999 to 24.5% in the second quarter of fiscal 2000, primarily due to the change in product mix.

Selling, general and administrative expenses in the second quarter of fiscal 2000 were $30.8 million, representing a $1.3 million, or 4.5%, increase over the $29.5 million incurred in the second quarter of fiscal 1999. This increase was primarily attributable to the Company's bi-annual user's conference, the World Leader's Forum. As a percentage of revenues, selling, general and administrative expenses were 12.1% and 12.6% during the second quarters of fiscal 2000 and 1999, respectively.

Research and development expenses in the second quarter of fiscal 2000 were $11.3 million, representing a $2.7 million, or 30.6%, increase over research and development expenses of $8.6 million in the second quarter of fiscal 1999. This reflects the increase in development activities associated with the Company's next generation operating system and terminals. As a percentage of revenues, research and development expenses were 4.4% and 3.7% during the second quarters of fiscal 2000 and 1999, respectively.


Year to Date

Revenues for the first six months of fiscal 2000 were $494.0 million, representing a $28.2 million, or 6.1%, increase over revenues of $465.8 million in the first six months of fiscal 1999.

Service revenues, including lottery and other services, in the first six months of fiscal 2000 were $421.0 million, representing a $25.5 million, or 5.7%, decrease from the $446.5 million of service revenues in the first six months of fiscal 1999. This decrease reflects a decline in both domestic and international service revenues.

In the first six months of fiscal 2000, lottery sales by the Company's domestic customers declined approximately 5% compared with the first six months of fiscal 1999, primarily reflecting the continued decline in sales in Texas, the temporary suspension of Quick Draw in New York and lower jackpot activity. This decline, coupled with contractual rate reductions in Texas and California, resulted in a 9% decline in the Company's domestic service revenues.

Lottery sales by the Company's international customers increased approximately 14% in the first six months of fiscal 2000 compared with the first six months of fiscal 1999, primarily driven by growth in Brazil, the Czech Republic, the United Kingdom, Poland and Puerto Rico. This increase, partially offset by the impact of the reduction in the dollar value of foreign currencies, resulted in a 1% decline in the Company's international lottery service revenues.

Worldwide sales by the Company's lottery customers in the first six months of fiscal 2000 increased approximately 2% as compared with the first six months of fiscal 1999. The Company's total lottery service revenues decreased approximately 6% as a result of contractual rate changes and the impact of the reduction in the dollar value of foreign currencies.

Product sales in the first six months of fiscal 2000 were $73.0 million, an increase of $53.7 million over the $19.3 million of product sales in the first six months of fiscal 1999. This increase was primarily driven by the sale of an online lottery system to Israel, a new PRO:SYS central system, including instant ticket validation capabilities to Sweden and a central system upgrade to Belgium. The Company sold approximately 3,700 lottery terminals during the first six months of fiscal 2000, as compared to approximately 200 lottery terminals during the first six months of fiscal 1999.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales increased from 23.4% in the first six months of fiscal 1999 to 28.1% in the first six months of fiscal 2000, primarily due to the change in product mix.

Selling, general and administrative expenses in the first six months of fiscal 2000 were $62.3 million, representing a $2.6 million, or 4.4%, increase over the $59.7 million incurred in the first six months of fiscal 1999. This increase was primarily attributable to the Company's bi-annual user's conference, held during July 1999. As a percentage of revenues, selling, general and administrative expenses were 12.6% and 12.8% during the first six months of fiscal 2000 and 1999, respectively.

Research and development expenses in the first six months of fiscal 2000 were $22.0 million, representing a $3.8 million, or 20.4%, increase over research and development expenses of $18.2 million in the first six months of fiscal 1999. This increase reflects development activities associated with the Company's next generation operating system and terminals. As a percentage of revenues, research and development expenses were 4.4% and 3.9% during the first six months of fiscal 2000 and 1999, respectively.

Equity in earnings of unconsolidated affiliates in the first six months of fiscal 2000 was $1.9 million, a decrease of $2.3 million from the $4.2 million of such earnings during the first six months of fiscal 1999. This decrease resulted principally from the Company's sale, in April 1998, of its 22.5% equity interest in Camelot Group plc ("Camelot").

Other income in the first six months of fiscal 2000 was $1.3 million, representing a $1.2 million decrease from the $2.5 million recorded in the first six months of fiscal 1999. This decrease was primarily attributable to net foreign exchange losses associated with the Company's global asset protection and foreign exchange management programs designed to protect future cash flows, partially offset by the amortization of the gain on the sale of the Camelot investment.

The Company's effective income tax rate decreased from 42% in the first six months of fiscal 1999 to 41% in the first six months of fiscal 2000 principally due to the increased recognition of the Research and Development tax credit. The Company's effective income tax rate was greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.


Changes in Financial Position, Liquidity and Capital Resources

During the first six months of fiscal 2000, the Company generated $95.8 million of cash from operations. This cash, together with $58.0 million of net borrowings, was used primarily to fund the purchase of $62.5 million of systems, equipment and other assets relating to contracts and to repurchase $70.3 million of the Company's common stock.

Trade accounts receivable increased by $23.6 million, from $106.7 million at February 27, 1999 to $130.3 million at August 28, 1999, primarily due to the timing of the collection of receivables from product sales recorded in the second quarter of fiscal 2000.

Inventories decreased by $9.4 million, from $61.9 million at February 27, 1999 to $52.5 million at August 28, 1999, primarily due to the sale of a new PRO:SYS central system to Sweden in the first quarter of fiscal 2000.

The cost of systems, equipment and other assets relating to contracts increased by $18.4 million, from $1,157.7 million at February 27, 1999 to $1,176.1 million at August 28, 1999. This increase reflects the completion of a new lottery system in Michigan, the continuing installation of new lottery systems in Puerto Rico and Arizona and the expansion of lottery systems in several domestic and international locations, along with $9.4 million relating to the strengthening of the Brazilian real versus the U.S. dollar in the first six months of fiscal 2000 compared to fiscal 1999.

Investments in and advances to unconsolidated affiliates increased by $9.9 million, from $10.8 million at February 27, 1999 to $20.7 million at August 28, 1999, primarily due to the Company's 10% equity investment and associated loans to Uthingo, the consortium that recently signed a contract to operate the South Africa National Lottery and the March 1999 purchase by Dreamport of a one-third interest in Turfway Park racetrack.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2000 will be in a range of $200.0 million to $220.0 million. The principal sources of liquidity for the Company are cash generated from operations and borrowings under the Company's Credit Facility. As of August 28, 1999 the Company had utilized approximately $76.9 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to fund anticipated internal growth in the foreseeable future.


Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first six months of fiscal 2000.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At August 28, 1999, the estimated fair value of the Company's fixed rate debt, as determined by an independent investment banker, approximated $304.0 million. A hypothetical 10% increase in interest rates would change the estimated fair value of the Company's fixed rate debt to $312.5 million. A hypothetical 10% decrease in interest rates would change the estimated fair value of the Company's fixed rate debt to $302.5 million.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At August 28, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $16.0 million that would be recorded in the equity section of the Company's balance sheet.

At August 28, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $1.5 million recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At August 28, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2000 by $3.0 million after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2000 anticipatory cash flows that were hedged varied throughout the first six months of fiscal 2000, but averaged 57%.

As of August 28, 1999, the Company had approximately $103.1 million of outstanding foreign currency exchange contracts to sell foreign currencies (primarily pounds sterling, Brazilian reals, Mexican pesos and Australian dollars) and approximately $73.5 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily pounds sterling).


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

The Company has established a Year 2000 project team and a program office at its corporate headquarters, made up of dedicated and shared resources, to provide the guidance and support necessary to accomplish the Year 2000 initiative. The status of the Company's six-phase program as of September 23, 1999 is as follows:

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

- The implementation phase consists of executing the tasks identified in the planning phase. This phase is complete.

- The quality assurance phase consists of testing and validating systems replaced or modified as part of the implementation phase. This phase is complete.

- The special case phase consists of developing and implementing specific plans for any Year 2000 issues that cannot be handled by the previous phases. This phase will include monitoring each site for change control, contingency planning, monitoring vendor compliance issues and other matters that may arise. This phase is underway and will continue through December 1999.

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

The Company's critical internal management information systems (including SAP's R/3 system, System Union's SUN accounting system and Hyperion's Pillar software) are Year 2000 compliant. The Company has a limited number of non-IT systems that are primarily in use by the engineering and manufacturing departments of the Company. The remediation of these systems is complete.

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

The Company currently expects that the total cost of the Year 2000 program will not exceed $25 million, including $5 million for the purchase of software and hardware that will be capitalized and $20 million that will be expensed. As of September 23, 1999 the Company had spent approximately $15.7 million on the program. The total cost estimate does not include possible costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business but does include the cost to install new software and hardware that is being accelerated to provide a solution to Year 2000 issues. The total cost estimate is based on the Company's current assessment of the program and is subject to change as the program progresses.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures" in Part I, Item 2 herein.


PART II.  OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

As previously publicly reported, in October 1994, the U.S. Attorney's Office for the District of New Jersey indicted J. David Smith, the former sales manager of the Company (who resigned in early 1994 for reasons unrelated to the indictments), and two other individuals who served as consultants to the Company through their wholly-owned company, The Benchmark Group, Inc. The indictment alleged essentially that, unbeknownst to the Company, Mr. Smith had received kickbacks from the consultants for his own benefit. The indictment did not charge the Company with any wrongdoing, and the actions complained of did not affect the Company's New Jersey lottery operations. The trial of Mr. Smith and the two consultants commenced in September 1996 in the U.S. District Court for New Jersey, and in October 1996, Mr. Smith and one of the two consultants were found guilty of all charges. The other consultant, Joseph LaPorta, was found not guilty. The New Jersey U.S. Attorney immediately announced in a press release that a grand jury investigation in that jurisdiction was continuing but did not specify the scope of such investigation. In the midst of these events, the New Jersey Lottery Commission awarded the Company a contract to continue operating its State lottery. In October 1998, the Court sentenced Mr. Smith to a prison term of 63 months, ordered him to pay restitution to the Company in the amount of $169,500 and fined him $20,000. Mr. Smith subsequently appealed his conviction to the United States Court of Appeals for the Third Circuit. In August 1999, the Court of Appeals affirmed Mr. Smith's conviction but remanded the case to the District Court for the resentencing of Mr. Smith. In November 1998, the U.S. Attorney's Office for the District of New Jersey advised the Company that currently GTECH is not the subject of an ongoing grand jury investigation by that office.

As previously publicly reported, in June 1999, TransAct Technologies Incorporated ("TransAct") and its wholly-owned subsidiary, Magnetec Corporation ("Magnetec"), filed suit against GTECH Corporation in Superior Court for Kent County, Rhode Island. Magnetec, which had previously contracted with the Company to design and manufacture printer modules on behalf of the Company, alleged breach of contract, misappropriation of trade secrets, and related claims in connection with the Company's efforts to manufacture its own printer. The plaintiffs sought temporary, preliminary and permanent injunctive relief and damages. In July 1999, TransAct and the Company announced that Magnetec and GTECH Corporation had agreed to the settlement and dismissal with prejudice of this suit in connection with the parties' execution of a new five-year agreement under which Magnetec will be the exclusive manufacturer and supplier to GTECH Corporation of a 27-wire impact printer for use in GTECH's Isys(TM) online lottery terminal. As part of the agreement, GTECH agreed to pay Magnetec $1 million for Magnetec's past design efforts, development costs and manufacturing interruption costs and placed a non-cancelable order for delivery by Magnetec of approximately $8 million of printers during calendar year 2000.

For information respecting certain other legal proceedings, refer to Part I,
Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's fiscal 1999 Annual Report on Form 10-K; Note G to Consolidated Financial Statements included in the Company's fiscal 1999 Annual Report on Form 10-K; and Part II, Item 1 - "Legal Proceedings" in the Company's Report on Form 10-Q for the quarterly period ended May 29, 1999.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) and (c)

The Company's Annual Meeting of Shareholders was held on August 18, 1999, and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 37,606,632 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting, the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of two directors to serve until the 2002 Annual Meeting. The following persons were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

                                                                                       Withheld
              Nominee                                For                        (including broker nonvotes)
              -------                                ---                        ---------------------------
         Anthony Ruys                        32,100,672 Shares                        937,016 Shares

         William Y. O'Connor                 32,102,111 Shares                        935,577 Shares



2.     Approval of the Company's 1999 Non- Employee Directors Stock Purchase
       Plan.

       The tabulation of votes was as follows:

                                                                                          Abstentions
                For                                Against                      (including broker nonvotes)
                ---                                -------                      ---------------------------

        29,542,732 Shares                     3,456,735 Shares                        38,211 Shares







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

                               GTECH HOLDINGS CORPORATION



Date:  September 23, 1999      By   /s/ Thomas J. Sauser
                               -------------------------------------------------
                               Thomas J. Sauser, Senior Vice President, Chief
                               Financial Officer and Treasurer (Principal
                               Financial Officer)



Date: September 23, 1999       By   /s/ Robert J. Plourde
                               -------------------------------------------------
                               Robert J. Plourde, Vice President and Corporate
                               Controller (Principal Accounting Officer)