Form 10-Q
period 1999-11-27
GTECH HOLDINGS CORP
filed 1999-12-17
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 27, 1999

Commission file number  1-11250
                        -------

                           GTECH Holdings Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       05-0450121
----------------------------------          ------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                              Number)

55 Technology Way, West Greenwich, Rhode Island             02817
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (401) 392-1000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

At December 14, 1999 there were 34,798,598 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                           Page
PART I.  FINANCIAL INFORMATION                                                             Number
------------------------------                                                             ------
Item 1.   Financial Statements

          Consolidated Balance Sheets                                                        3

          Consolidated Income Statements                                                    4-5

          Consolidated Statement of Shareholders' Equity                                     6

          Consolidated Statements of Cash Flows                                              7

          Notes to Consolidated Financial Statements                                       8-10

Item 2.   Management's Discussion and Analysis of Financial Condition                      11-18
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                        19


PART II.  OTHER INFORMATION
---------------------------

Item 1.           Legal Proceedings                                                         19

Item 6.           Exhibits and Reports on Form 8-K                                          20

SIGNATURES                                                                                  21
----------

EXHIBITS
--------

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES                                                   (Unaudited)
                                                                                               November 27,          February 27,
                                                                                                1999                    1999
                                                                                        --------------------  ---------------------
                                                                                            (In thousands, except share amounts)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                                 $     7,750        $     7,733
      Trade accounts receivable                                                                     125,970            106,693
      Sales-type lease receivables                                                                    6,787              6,743
      Inventories                                                                                    59,142             61,893
      Deferred income taxes                                                                          29,419             29,419
      Other current assets                                                                           15,817             14,047
                                                                                                -----------        -----------
                              TOTAL CURRENT ASSETS                                                  244,885            226,528

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                         1,193,454          1,157,683
Less: Accumulated Depreciation                                                                     (818,005)          (760,122)
                                                                                                -----------        -----------
                                                                                                    375,449            397,561


GOODWILL, net                                                                                       130,972            135,662

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                             25,438             10,801

OTHER ASSETS                                                                                        105,905            103,663
                                                                                                -----------        -----------

                                                                                                $   882,649        $   874,215
                                                                                                ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                                          $    40,481        $    43,402
      Accrued expenses                                                                               41,527             55,609
      Special charge                                                                                  1,487              6,058
      Employee compensation                                                                          28,535             27,379
      Advance payments from customers                                                                35,733             30,458
      Income taxes payable                                                                           44,007             57,907
      Current portion of long-term debt                                                                 521              1,960
                                                                                                -----------        -----------
                              TOTAL CURRENT LIABILITIES                                             192,291            222,773

LONG-TERM DEBT, less current portion                                                                385,900            319,078

OTHER LIABILITIES                                                                                    28,393             29,908

DEFERRED INCOME TAXES                                                                                18,550             18,550

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.01 per share--20,000,000 shares
        authorized, none issued                                                                           -                  -
      Common Stock, par value $.01 per share--150,000,000 shares authorized, 44,165,815 and 44,152,565 shares issued,
         34,798,598 and 38,722,063 shares outstanding at November 27, 1999 and
         February 27, 1999, respectively                                                                442                442
      Additional paid-in capital                                                                    176,657            176,434
      Equity carryover basis adjustment                                                              (7,008)            (7,008)
      Accumulated other comprehensive income                                                        (78,344)           (84,842)
      Retained earnings                                                                             407,713            345,018
                                                                                                -----------        -----------
                                                                                                    499,460            430,044
      Less cost of 9,367,217 and 5,430,502 shares in treasury at
         November 27, 1999 and February 27, 1999, respectively                                     (241,945)          (146,138)
                                                                                                -----------        -----------
                                                                                                    257,515            283,906
                                                                                                -----------        -----------

                                                                                                $   882,649        $   874,215
                                                                                                ===========        ===========


See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                     (Unaudited)
                                                                                  Three Months Ended
                                                                      ------------------------------------------
                                                                         November 27,            November 28,
                                                                             1999                    1998
                                                                      -----------------       ------------------
                                                                                  (Dollars in thousands,
                                                                                 except per share amounts)
Revenues:
       Services                                                            $ 221,093               $ 226,076
       Sales of products                                                      28,473                  25,599
                                                                           ---------               ---------
                                                                             249,566                 251,675
Costs and expenses:
       Costs of services                                                     141,993                 148,522
       Costs of sales                                                         18,014                  15,400
                                                                           ---------               ---------
                                                                             160,007                 163,922
                                                                           ---------               ---------

Gross profit                                                                  89,559                  87,753

Selling, general and administrative                                           32,595                  31,527
Research and development                                                      12,697                   9,761
                                                                           ---------               ---------

Operating income                                                              44,267                  46,465

Other income (expense):
       Interest income                                                           902                   1,041
       Equity in earnings of unconsolidated affiliates                          (135)                    786
       Other income                                                            1,042                   2,193
       Interest expense                                                       (7,468)                 (6,795)
                                                                           ---------               ---------

Income before income taxes                                                    38,608                  43,690

Income taxes                                                                  15,829                  17,214
                                                                           ---------               ---------


Net income                                                                 $  22,779               $  26,476
                                                                           =========               =========


Basic earnings per share                                                   $     .65               $     .64
                                                                           =========               =========


Diluted earnings per share                                                 $     .65               $     .64
                                                                           =========               =========

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                     (Unaudited)
                                                                                  Nine Months Ended
                                                                     -------------------------------------------
                                                                         November 27,            November 28,
                                                                             1999                    1998
                                                                     -------------------      ------------------
                                                                                  (Dollars in thousands,
                                                                                 except per share amounts)
Revenues:
       Services                                                            $ 642,094                $ 672,539
       Sales of products                                                     101,521                   44,949
                                                                           ---------                ---------
                                                                             743,615                  717,488
Costs and expenses:
       Costs of services                                                     421,267                  445,634
       Costs of sales                                                         70,505                   30,223
                                                                           ---------                ---------
                                                                             491,772                  475,857
                                                                           ---------                ---------

Gross profit                                                                 251,843                  241,631

Selling, general and administrative                                           94,929                   91,228
Research and development                                                      34,663                   28,004
                                                                           ---------                ---------

Operating income                                                             122,251                  122,399

Other income (expense):
       Interest income                                                         2,603                    2,618
       Equity in earnings of unconsolidated affiliates                         1,801                    5,022
       Other income                                                            2,320                    4,728
       Interest expense                                                      (21,402)                 (21,203)
                                                                           ---------                ---------

Income before income taxes                                                   107,573                  113,564

Income taxes                                                                  44,105                   46,561
                                                                           ---------                ---------


Net income                                                                 $  63,468                $  67,003
                                                                           =========                =========


Basic earnings per share                                                   $    1.73                $    1.62
                                                                           =========                =========


Diluted earnings per share                                                 $    1.73                $    1.61
                                                                           =========                =========



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                       Equity       Accumulated
                                                                                      Additional     Carryover         Other
                                                     Outstanding      Common           Paid-in          Basis      Comprehensive
                                                       Shares          Stock           Capital       Adjustment        Income
                                                 -----------------   ---------    ---------------   ------------   -------------
                                                                                (Dollars in thousands)
Balance at February 27, 1999                           38,722,063    $     442    $      176,434    $    (7,008)   $    (84,842)
Comprehensive income:
     Net income                                                 -            -                 -              -               -
     Other comprehensive income, net of tax:
         Foreign currency translation                           -            -                 -              -           6,800
         Net loss on derivative instruments                     -            -                 -              -            (302)

Comprehensive income
Treasury shares repurchased                            (4,049,100)           -                 -              -               -
Shares reissued under employee
     stock purchase plan                                  106,297            -                 -              -               -
Shares reissued under stock award plans                     6,088            -                 -              -               -
Shares issued upon exercise of stock options               13,250            -               223              -               -

                                                 -----------------   ----------   ---------------   ------------   -------------

Balance at November 27, 1999                           34,798,598    $     442    $      176,657    $    (7,008)   $    (78,344)
                                                 =================   ==========   ===============   ============   =============



                                                             Retained         Treasury
                                                             Earnings          Stock         Total
                                                       -----------------  ---------------  -----------
                                                                   (Dollars in thousands)
Balance at February 27, 1999                             $      345,018   $     (146,138)  $  283,906
Comprehensive income:
     Net income                                                  63,468                -       63,468
     Other comprehensive income, net of tax:
         Foreign currency translation                                 -                -        6,800
         Net loss on derivative instruments                           -                -         (302)
                                                                                             ---------
Comprehensive income                                                                           69,966
Treasury shares repurchased                                           -          (98,747)     (98,747)
Shares reissued under employee
     stock purchase plan                                           (764)           2,782        2,018
Shares reissued under stock award plans                              (9)             158          149
Shares issued upon exercise of stock options                          -                -          223

                                                        ----------------  ---------------  -----------

Balance at November 27, 1999                             $      407,713   $     (241,945)   $ 257,515
                                                        ================  ===============  ===========



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                   (Unaudited)
                                                                                Nine Months Ended
                                                                      ----------------------------------------
                                                                        November 27,             November 28,
                                                                          1999                      1998
                                                                        ------------             ------------
                                                                                 (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                $  63,468               $  67,003
Adjustments to reconcile net income to net cash provided
  by operating activities:
       Depreciation and amortization                                        138,471                 153,405
       Equity in earnings of unconsolidated affiliates,
          net of dividends received                                             464                  (2,407)
       Other                                                                 (3,739)                  2,070
       Changes in operating assets and liabilities:
          Trade accounts receivable                                         (19,718)                  2,363
          Inventories                                                         2,751                 (31,537)
          Special charge                                                     (4,571)                (22,891)
          Other assets and liabilities                                      (24,444)                 39,270
                                                                          ---------               ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   152,682                 207,276

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets
 relating to contracts                                                      (92,863)                (97,589)
Investments in and advances to unconsolidated subsidiaries                  (15,226)                    114
Cash proceeds from sale of equity investment                                      -                  84,904
Acquisitions (net of cash acquired)                                               -                 (18,853)
Other                                                                       (14,077)                (17,167)
                                                                          ---------               ---------
NET CASH USED FOR INVESTING ACTIVITIES                                     (122,166)                (48,591)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                    199,200                  93,306
Principal payments on long-term debt                                       (133,692)               (239,249)
Purchases of treasury stock                                                 (98,747)                (19,201)
Other                                                                           293                   4,365
                                                                          ---------               ---------
NET CASH USED FOR FINANCING ACTIVITIES                                      (32,946)               (160,779)

Effect of exchange rate changes on cash                                       2,447                  (3,327)
                                                                          ---------               ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 17                  (5,421)

Cash and cash equivalents at beginning of period                              7,733                   8,250
                                                                          ---------               ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   7,750               $   2,829
                                                                          =========               =========




See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 27, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 26, 2000. The balance sheet at February 27, 1999 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 1999 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

NOTE B--INVENTORIES                                                  November 27,              February 27,
                                                                         1999                      1999
                                                                    ---------------          -----------------
                                                                           (Dollars in thousands)
Inventories consist of:
         Purchased components                                       $        17,329             $       27,323
         Finished subassemblies                                               1,926                      2,922
         Work-in-process                                                     38,734                     23,309
         Finished goods                                                       1,153                      8,339
                                                                    ---------------             --------------
                                                                    $        59,142             $       61,893
                                                                    ===============             ==============


NOTE C--LONG-TERM DEBT                                                November 27,              February 27,
                                                                         1999                      1999
                                                                    ---------------             --------------
                                                                           (Dollars in thousands)
Long-term debt consists of:
         7.75% Series A Senior Notes due 2004                       $       150,000             $      150,000
         7.87% Series B Senior Notes due 2007                               150,000                    150,000
         Revolving credit facility                                           70,000                     18,000
         Other                                                               16,421                      3,038
                                                                    ---------------             --------------
                                                                            386,421                    321,038
         Less current portion                                                   521                      1,960
                                                                    ---------------             --------------
                                                                    $       385,900             $      319,078
                                                                    ===============             ==============

The Company has an unsecured revolving credit facility of $400 million expiring in June 2002 (the "Credit Facility"). At November 27, 1999, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 5.74%.

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

NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended
                                                           -------------------------------------------
                                                               November 27,             November 28,
                                                                   1999                    1998
                                                           -------------------          --------------
                                                                (Dollars and shares in thousands,
                                                                     except per share amounts)
Numerator:
         Net income                                        $            22,779          $       26,476

Denominator:
         Weighted average shares-Basic                                  35,049                  41,210

Effect of dilutive securities:
         Employee stock options                                             31                     106
                                                           -------------------          --------------
         Weighted average shares-Diluted                                35,080                  41,316
                                                           ===================          ==============

Basic earnings per share                                   $               .65          $          .64
                                                           ===================          ==============

Diluted earnings per share                                 $               .65          $          .64
                                                           ===================          ==============

                                                                      Nine Months Ended
                                                           -------------------------------------------
                                                               November 27,              November 28,
                                                                  1999                       1998
                                                           ------------------           --------------
                                                             (Dollars and shares in thousands,
                                                                  except per share amounts)
Numerator:
         Net income                                        $           63,468           $       67,003

Denominator:
         Weighted average shares-Basic                                 36,689                   41,304

Effect of dilutive securities:
         Employee stock options                                            46                      348
                                                           ------------------           --------------
         Weighted average shares-Diluted                               36,735                   41,652
                                                           ==================           ==============

Basic earnings per share                                   $             1.73           $         1.62
                                                           ==================           ==============

Diluted earnings per share                                 $             1.73           $         1.61
                                                           ==================           ==============


NOTE G--COMPREHENSIVE INCOME

For the three-month period ended November 27, 1999 and November 28, 1998, total comprehensive income amounted to $22,880,000 and $21,316,000, respectively. During the first nine months of fiscal 2000 and fiscal 1999, total comprehensive income amounted to $69,966,000 and $51,920,000, respectively. The primary differences between comprehensive income and net income is comprised of foreign currency translation adjustments, along with net gains or losses on derivative instruments.

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

The Company's business segment data is summarized below:

                                                              Three Months Ended
                                                 --------------------------------------------
                                                      November 27,            November 28,
                                                          1999                    1998
                                                 --------------------    --------------------
                                                             (Dollars in thousands)
Revenues from external sources:
     Lottery                                     $            228,622    $            217,319
     All other                                                 20,944                  34,356
                                                 --------------------    --------------------
     Consolidated                                $            249,566    $            251,675
                                                 ====================    ====================

Net operating profit after income taxes:
     Lottery                                     $             28,854    $             29,579
     All other                                                   (613)                  2,099
                                                 --------------------    --------------------
     Consolidated                                $             28,241    $             31,678
                                                 ====================    ====================

                                                              Nine Months Ended
                                                 --------------------------------------------
                                                      November 27,            November 28,
                                                          1999                    1998
                                                 ---------------------   --------------------
                                                           (Dollars in thousands)
Revenues from external sources:
     Lottery                                     $             685,242   $            646,520
     All other                                                  58,373                 70,968
                                                 ---------------------   --------------------
     Consolidated                                $             743,615   $            717,488
                                                 =====================   ====================

Net operating profit after income taxes:
     Lottery                                     $              81,956   $             83,360
     All other                                                  (2,693)                  (679)
                                                 ---------------------   --------------------
     Consolidated                                $              79,263   $             82,681
                                                 =====================   ====================


The following is a reconciliation of net operating profit after income taxes to net income as reported on the consolidated income statements:

                                                               Three Months Ended
                                                 --------------------------------------------
                                                        November 27,           November 28,
                                                            1999                   1998
                                                 --------------------    --------------------
                                                            (Dollars in thousands)
Net operating profit after income taxes          $             28,241    $             31,678
     Reconciling items, net of tax:
     Interest expense                                          (4,406)                 (4,117)
     Other                                                     (1,056)                 (1,085)
                                                 --------------------    --------------------
         Net income                              $             22,779    $             26,476
                                                 ====================    ====================

                                                              Nine Months Ended
                                                 --------------------------------------------
                                                      November 27,            November 28,
                                                          1999                    1998
                                                 --------------------    --------------------
                                                            (Dollars in thousands)
Net operating profit after income taxes          $             79,263    $             82,681
     Reconciling items, net of tax:
     Interest expense                                         (12,627)                (12,510)
     Other                                                     (3,168)                 (3,168)
                                                 --------------------    --------------------
         Net income                              $             63,468    $             67,003
                                                 ====================    ====================

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

General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically at least five years in duration, and are generally based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new online lottery systems and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product sales during fiscal 2000 will be in a range of $170.0 million to $180.0 million.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, the Company's Dreamport subsidiary ("Dreamport") provides gaming technology and a comprehensive array of management, development and strategic services to the gaming and entertainment markets. Also, in the second quarter of fiscal 1999, the Company augmented its game design expertise by acquiring 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"). Europrint is among the world's largest providers of media promotional games and IGI has pioneered the development of interactive, televised lottery games. Also during the second quarter of fiscal 1999, the Company established an Internet wagering subsidiary, UWin, to provide legal and secure Internet gaming solutions for government authorized wagering. UWin has entered into contracts with two international customers in fiscal 2000.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret may still be under way. Accordingly, the Company lacks sufficient information to determine with certainty their ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 herein and in the Company's Report on Form 10-Q for the quarterly periods ended May 29, 1999 and August 28, 1999; Part I, Item 1
- "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's fiscal 1999 annual report on Form 10-K; and Note G to the Consolidated Financial Statements in the Company's fiscal 1999 annual report on Form 10-K for further information concerning these matters and other contingencies.

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 2000 and fiscal 1999 are 52-week years.


Results of Operations

Third Quarter

Revenues for the third quarter of fiscal 2000 were $249.6 million, representing a $2.1 million, or .8%, decrease from revenues of $251.7 million in the third quarter of fiscal 1999.

Service revenues, including lottery and other services, in the fiscal 2000 third quarter were $221.1 million, representing a $5.0 million, or 2.2%, decrease from the $226.1 million of service revenues in the third quarter of fiscal 1999. This decrease reflects a 5% decline in domestic lottery service revenues, partially offset by a 1% increase in international lottery service revenues.

In the fiscal 2000 third quarter, lottery sales by the Company's domestic customers declined approximately 2% compared with the third quarter of fiscal 1999. As anticipated, sales declined in Texas, although at a slower rate. This sales decline was partially offset by sales increases in Georgia and New York. The overall lower sales, coupled with a rate reduction in Texas and the loss of the Company's Indiana lottery contract, resulted in a 5% decline in the Company's domestic lottery service revenues.

Sales of the Company's international lottery customers increased approximately 28% in the fiscal 2000 third quarter compared with the third quarter of fiscal 1999, primarily driven by growth in Brazil, Mexico and the Czech Republic. This increase was partially offset by the impact of the reduction in the dollar value of foreign currencies, primarily related to Brazil, resulting in a 1% increase in the Company's international lottery service revenues.

Product sales in the third quarter of fiscal 2000 were $28.5 million, an increase of $2.9 million over the $25.6 million of product sales in the third quarter of fiscal 1999. This increase was driven by the sale, in the third quarter of fiscal 2000, of terminals to Uthingo, the consortium that recently signed a contract to operate the South Africa National Lottery and of which the Company owns 10%. This increase was partially offset by the sale in the third quarter of last year, of Dreamport's assets and rights related to the provision of gaming technology at Charles Town Races in West Virginia to Penn National Gaming, Inc., the operator of the facility, for approximately $13.0 million. The Company sold approximately 4,400 lottery terminals during the third quarter of fiscal 2000, as compared to approximately 1,000 lottery terminals during the fiscal 1999 third quarter.

Gross margins on service revenues improved from 34.3% in the third quarter of fiscal 1999 to 35.8% in the third quarter of fiscal 2000 due to improved margins from the Company's lottery operations in Brazil, resulting partially from higher jackpot activity.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales in the third quarter of fiscal 2000 were 36.7% compared to 39.8% in the same period of fiscal 1999, primarily due to the change in product mix.

Selling, general and administrative expenses in the third quarter of fiscal 2000 were $32.6 million, representing a $1.1 million, or 3.4%, increase over the $31.5 million incurred in the third quarter of fiscal 1999. This increase was primarily attributable to expenses incurred on new business development that has yielded positive results. For example, the Company was selected, in the fourth quarter of fiscal 2000, as the supplier to provide a new online lottery central system and services to the French National Lottery. As a percentage of revenues, selling, general and administrative expenses were 13.1% and 12.5% during the third quarters of fiscal 2000 and 1999, respectively.

Research and development expenses in the third quarter of fiscal 2000 were $12.7 million, representing a $2.9 million, or 30.1%, increase over research and development expenses of $9.8 million in the third quarter of fiscal 1999. This reflects the increase in development activities associated with the Company's next generation operating system and terminals. As a percentage of revenues, research and development expenses were 5.1% and 3.9% during the third quarters of fiscal 2000 and 1999, respectively.

Year to Date

Revenues for the first nine months of fiscal 2000 were $743.6 million, representing a $26.1 million, or 3.6%, increase over revenues of $717.5 million in the first nine months of fiscal 1999.

Service revenues, including lottery and other services, in the first nine months of fiscal 2000 were $642.1 million, representing a $30.4 million, or 4.5%, decrease from the $672.5 million of service revenues in the first nine months of fiscal 1999. This decrease reflects an 8% decline in domestic lottery service revenues, while international lottery service revenues were comparable to last year's levels.

In the first nine months of fiscal 2000, lottery sales by the Company's domestic customers declined approximately 7% compared with the first nine months of fiscal 1999, primarily reflecting lower sales in Texas, the temporary suspension of Quick Draw in New York and lower jackpot activity. This decline, coupled with the loss of the Company's Indiana lottery contract, resulted in an 8% decline in the Company's domestic lottery service revenues.

Lottery sales by the Company's international customers increased approximately 21% in the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999, primarily driven by growth in Brazil, Germany, the Czech Republic, Poland and Mexico. This increase was fully offset by the impact of the reduction in the dollar value of foreign currencies, primarily in Brazil.

Product sales in the first nine months of fiscal 2000 were $101.5 million, an increase of $56.5 million over the $45.0 million of product sales in the first nine months of fiscal 1999. This increase was primarily driven by sales of an online lottery system to Israel, a new PRO:SYS central system, including instant ticket validation capabilities to Sweden, terminals to Uthingo and a new PRO:SYS central system to Belgium. The Company sold approximately 8,200 lottery terminals during the first nine months of fiscal 2000, as compared to approximately 1,300 lottery terminals during the first nine months of fiscal 1999.

Gross margins on service revenues improved from 33.7% in the first nine months of fiscal 1999 to 34.4% in the first nine months of fiscal 2000 due to improved margins from the Company's lottery operations in Brazil.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales in the first nine months of fiscal 2000 were 30.6% compared to 32.8% in the same period of fiscal 1999, primarily due to the change in product mix.

Selling, general and administrative expenses in the first nine months of fiscal 2000 were $94.9 million, representing a $3.7 million, or 4.1%, increase over the $91.2 million incurred in the first nine months of fiscal 1999. This increase was primarily attributable to the Company's bi-annual user's conference held during the second quarter of fiscal 2000 along with higher expenses incurred on new business development. As a percentage of revenues, selling, general and administrative expenses were 12.8% and 12.7% during the first nine months of fiscal 2000 and 1999, respectively.

Research and development expenses in the first nine months of fiscal 2000 were $34.7 million, representing a $6.7 million, or 23.8%, increase over research and development expenses of $28.0 million in the first nine months of fiscal 1999. This increase reflects development activities associated with the Company's next generation operating system and terminals. As a percentage of revenues, research and development expenses were 4.7% and 3.9% during the first nine months of fiscal 2000 and 1999, respectively.

Equity in earnings of unconsolidated affiliates in the first nine months of fiscal 2000 was $1.8 million, a decrease of $3.2 million from the $5.0 million of such earnings during the first nine months of fiscal 1999. This decrease resulted principally from the Company's sale, in April 1998, of its 22.5% equity interest in Camelot Group plc ("Camelot").

Other income in the first nine months of fiscal 2000 was $2.3 million, representing a $2.4 million decrease from the $4.7 million recorded in the first nine months of fiscal 1999. This decrease was primarily attributable to net foreign exchange losses associated with the Company's global asset protection and foreign exchange management programs designed to protect future cash flows, partially offset by the amortization of the deferred gain on the sale of the Camelot investment. The foreign exchange losses during fiscal 2000 were more than offset by higher cash gross margin from the Company's foreign operations due to stronger than expected foreign currencies relative to the U.S. dollar.

Changes in Financial Position, Liquidity and Capital Resources

During the first nine months of fiscal 2000, the Company generated $152.7 million of cash from operations. This cash, together with $65.5 million of net borrowings, was used primarily to fund the purchase of $92.9 million of systems, equipment and other assets relating to contracts and to repurchase $98.7 million of the Company's common stock.

Trade accounts receivable increased by $19.3 million, from $106.7 million at February 27, 1999 to $126.0 million at November 27, 1999, primarily due to extended payment terms on certain product sales recorded in the second quarter of fiscal 2000, along with the timing of product sales recorded in the third quarter of fiscal 2000.

The cost of systems, equipment and other assets relating to contracts increased by $35.8 million, from $1,157.7 million at February 27, 1999 to $1,193.5 million at November 27, 1999. This increase reflects the completion of new lottery systems in Michigan and Puerto Rico, the continuing installation of new lottery systems in South Africa, Arizona and Argentina and the expansion of lottery systems in several domestic and international locations, along with $9.0 million relating to the strengthening of the Brazilian currency versus the U.S. dollar during the first nine months of fiscal 2000.

Investments in and advances to unconsolidated affiliates increased by $14.6 million, from $10.8 million at February 27, 1999 to $25.4 million at November 27, 1999, primarily due to the Company's 10% equity investment and associated loans to Uthingo, the consortium that recently signed a contract to operate the South Africa National Lottery and the March 1999 purchase by Dreamport of a one-third interest in Turfway Park racetrack.

Accrued expenses decreased by $14.1 million, from $55.6 million at February 27, 1999 to $41.5 million at November 27, 1999, primarily due to the timing of semi-annual interest payments on the Company's Senior Notes.

Income taxes payable, that are reported net of income tax refunds receivable, decreased by $13.9 million, from $57.9 million at February 27, 1999 to $44.0 million at November 27, 1999, primarily due to income tax payments made in fiscal 2000 relating to the gain generated from the Company's sale, in April 1998, of its 22.5% equity interest in Camelot.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2000 will be in a range of $160.0 million to $170.0 million. The principal sources of liquidity for the Company are cash generated from operations and borrowings under the Company's Credit Facility. As of November 27, 1999 the Company had utilized approximately $70.0 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to fund anticipated internal growth in the foreseeable future.


Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first nine months of fiscal 2000.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At November 27, 1999, the estimated fair value of the Company's fixed rate debt, as determined by an independent investment banker, approximated $295.3 million. A hypothetical 10% increase in interest rates would change the estimated fair value of the Company's fixed rate debt to $287.2 million. A hypothetical 10% decrease in interest rates would change the estimated fair value of the Company's fixed rate debt to $303.8 million.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At November 27, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $15.2 million that would be recorded in the equity section of the Company's balance sheet.

At November 27, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $2.2 million recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At November 27, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2000 by $1.0 million after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2000 anticipatory cash flows that were hedged varied throughout the first nine months of fiscal 2000, but averaged 64%.

As of November 27, 1999, the Company had approximately $116.1 million of outstanding foreign currency exchange contracts to sell foreign currencies (primarily pounds sterling, Spanish pesetas, Brazilian reals, Australian dollars and South African rand) and approximately $83.5 million of outstanding foreign currency exchange contracts to purchase foreign currencies (primarily pounds sterling).


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

The Company has established a Year 2000 project team and a program office at its corporate headquarters, made up of dedicated and shared resources, to provide the guidance and support necessary to accomplish the Year 2000 initiative. The status of the Company's six-phase program as of December 17, 1999 is as follows:

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

- The special case phase consists of developing and implementing specific plans for any Year 2000 issues that cannot be handled by the previous phases. This phase will include monitoring each site for change control, contingency planning, monitoring vendor compliance issues and other matters that may arise. This phase is underway and will continue through February 29, 2000 to ensure that there are no disruptions during the transition into the new year and leap year.

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

The Company's contingency planning involves using already established problem resolution processes to resolve any problems encountered during the Year 2000 timeframe. As a standard practice, the Company provides 24 hour a day operational support. This support provides focused individuals in all disciplines that respond in real time to operational issues. The Company's contingency planning includes the expansion of the Year 2000 help desk team and the creation of ten command centers worldwide to provide the necessary response to issues that may arise as January 1, 2000 approaches.

The Company currently expects that the total cost of the Year 2000 program will be in a range of $22 million to $25 million, including approximately $4 million for the purchase of software and hardware that will be capitalized. As of November 27, 1999 the Company had spent approximately $20 million on the program. The total cost estimate does not include possible costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business but does include the cost to install new software and hardware that is being accelerated to provide a solution to Year 2000 issues.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures" in Part I, Item 2 herein.


PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

As previously publicly reported, in December 1998, Lawrence Littwin, the former Executive Director of the Texas Lottery Commission from June 1997 to October 1997, filed suit against GTECH Corporation in the United States District Court for the Northern District of Texas alleging that GTECH, as operator of the Texas Lottery, unlawfully attempted to have Mr. Littwin removed as Executive Director of the Texas Lottery Commission in order to continue its alleged unlawful control of the Texas Lottery Commission and the Texas Lottery. The specific causes of action alleged by Mr. Littwin included alleged tortious interference by GTECH with Mr. Littwin's employment relationship with the Texas Lottery Commission which caused him to be removed as the Executive Director; alleged conspiracy with unspecified third parties to maintain control of the Texas Lottery Commission and the Texas Lottery; and various alleged civil violations by GTECH of the Racketeer Influenced Corrupt Organization Act (18 Sections 1961
(4) and 1962 (b), (c) and (d)) ("RICO"). Mr. Littwin's complaint sought unspecified damages (including treble damages in the case of RICO violations) and costs. In October 1999, the Company announced that it had reached a settlement with Mr. Littwin respecting this lawsuit. Under the terms of the settlement agreement, Mr. Littwin admitted that he had no personal knowledge of any improper contacts between GTECH and the Texas Lottery Commission that factored in his dismissal and stated that he no longer asserts the claims he made against GTECH in the suit, including allegations of any criminal activity by GTECH. GTECH, in turn, agreed to pay Mr. Littwin an amount which will not materially adversely affect the Company's consolidated financial position or results of operations. The Company decided to settle this suit notwithstanding its belief that Mr. Littwin's complaint, and the allegations underlying the complaint, were without merit, and that the Company had done nothing improper in light of the following two considerations: firstly, the Company's pursuit of an effective defense in this case was adversely affected by the refusal of the Texas Lottery Commission to give testimony in the case, or to otherwise publicly disclose their justification for Mr. Littwin's termination; and secondly, the Company estimated that the potential cost of further litigating the suit exceeded the amount to be paid under the settlement agreement.

For information respecting certain other legal proceedings, refer to Part I,
Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's Fiscal 1999 Annual Report on Form 10-K; Note G to the Consolidated Financial Statements included in the Company's fiscal 1999 Annual Report on Form 10-K; Part II, Item 1 - "Legal Proceedings" in the Company's Report on Form 10-Q for the quarterly period ended May 29, 1999; and
Part II, Item 1 - "Legal Proceedings" in the Company's Report on Form 10-Q for the quarterly period ended August 28, 1999.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits - The exhibits to this report are as follows:

               10 Employment Severance Agreement and Release, dated November 4, 1999, between the Company and Thomas J. Sauser

               27      Financial Data Schedule

           (b) The Company did not file any reports on form 8-K during the quarter to which this report relates

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GTECH HOLDINGS CORPORATION

Date: December 17, 1999            By    /s/ Robert J. Plourde
                                   ---------------------------
                                   Robert J. Plourde, Vice President, Corporate
                                   Controller and Acting Chief Financial Officer
                                   (Principal Financial Officer)