Form 10-K
period 2000-02-26
GTECH HOLDINGS CORP
filed 2000-05-04
CIK 857323

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 26, 2000
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of April 26, 2000 was $694,240,000 (Reference is made to Page 35 herein for a statement of the assumptions upon which this calculation is based.)

On April 25, 2000, there were outstanding 34,814,976 shares of the registrant's Common Stock.

Documents Incorporated By Reference: Certain portions of the registrant's 2000 definitive proxy statement relating to its scheduled August 2000 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

GTECH Corporation ("GTECH") is the world's leading operator of computerized online lottery systems and the wholly owned subsidiary of GTECH Holdings Corporation ("Holdings"; collectively with its direct and indirect subsidiaries, including GTECH, the "Company"). The Company currently operates, or supplies equipment to, online lottery systems for 28 of the 38 online lottery authorities in the United States and has supplied, currently operates or has entered into contracts to operate in the future online lottery systems for 54 of the 94 international online lottery authorities. The Company, seeking to develop growth opportunities outside of the online lottery industry, is actively involved in the pursuit of other gaming and entertainment opportunities, such as venue-based gaming, video lottery and internet wagering. The Company also is considering expanding into other complimentary areas of business, especially those involving transaction processing.

Since the establishment of the first online lottery in 1975, the online lottery industry has experienced substantial growth, as governments have increasingly relied on lotteries as a non-tax source of revenue. After a number of years of growth, the Company has witnessed over the past three years a downward trend in the sales generated by its United States lottery customers. During fiscal 2000 (which ended February 26, 2000), lottery sales by the Company's domestic customers declined approximately 4% from fiscal 1999 levels, contributing to a decline in the Company's domestic service revenues of 6.3%. Notwithstanding this, sales by the Company's international lottery customers increased approximately 14.6% in fiscal 2000 over fiscal 1999. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

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

Historically, the majority of the Company's lottery customers in the United States have entered into long-term service contracts pursuant to which the Company provides, operates and maintains the customers' online lottery systems in return for a percentage of the gross lottery revenues. Many of the Company's international lottery customers have purchased their online lottery systems, although some, especially lottery authorities in Eastern Europe and Latin America, have entered into long-term service contracts with the Company. In recent years there has been, in general, an industry movement away from product sales in favor of long-term service contracts. In fiscal 1993, approximately 70% of the Company's lottery revenues were derived from its portfolio of long-term online lottery service contracts with substantially all of the remainder being derived from lottery product sales. In fiscal 2000, approximately 86% of the Company's lottery revenues were derived from online lottery service contracts. Notwithstanding this general industry trend, anticipated product sales increased from $85.5 million in fiscal 1999 to $150.4 million in fiscal 2000, and the Company currently anticipates that product sales revenues for fiscal 2001 will exceed fiscal 2000 levels.

In recent years, lottery authorities have recognized that by offering new games or products, they often are able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal online products and services introduced in recent years consist of keno, instant ticket support systems and services and televised lottery programs such as BingoVision(TM). Keno, an online lottery game which features drawings as often as every five minutes, was first introduced by the Company and the Lotteries Commission of South Australia in 1990 and subsequently has been introduced successfully by the Company and lottery authorities in 20 additional jurisdictions on four continents. The Company currently provides instant ticket support services, products and systems in 24 domestic jurisdictions and 16 jurisdictions outside of the United States. In recent years, the Company has offered customers television lottery games. BingoVision(TM), the Company's best known television game, is a televised bingo-based lottery game which is played in nine jurisdictions. See "Certain Products and Services" below.

During fiscal 1999, the Company announced that it had established a business unit, UWin!(TM), to provide Internet-based interactive games to international providers of government-sponsored lottery products and services. During fiscal 2000, the Company's UWin!(TM) subsidiary entered into contracts with two international lottery authorities for the provision of Internet-based wagering services. See "Certain Significant Developments Since the Start of Fiscal 2000" and "Certain Products and Services" below.

In recent years, the Company also has broadened its product lines outside of its core business of providing online lottery services and products. In September 1995, the Company incorporated its Dreamport, Inc. ("Dreamport") subsidiary, to pursue gaming opportunities other than online lottery, including video lottery and venue-based gaming. Dreamport now provides a comprehensive array of creative management and technology solutions and development and strategic services to the gaming and entertainment markets, as well as video lottery systems and other gaming technology. Dreamport, through a joint venture with Full House Resorts, Inc., provides financing, gaming development and management services to the Midway Slots and Simulcast emporium at Harrington Raceway in Delaware, and currently independently provides machine gaming video lottery products and services to nine jurisdictions worldwide. During fiscal 2000, Dreamport, in equal partnership with Harrah's Entertainment, Inc. and Keeneland Association, completed the purchase of the assets of Turfway Park, a thoroughbred racecourse in Florence, Kentucky. See "Certain Significant Developments Since the Start of Fiscal 2000" below.

GTECH was founded in 1980. Holdings acquired GTECH in a leveraged buy-out in February 1990, in which members of then-senior management of GTECH participated.

The Company's principal executive offices are located at 55 Technology Way, West Greenwich, Rhode Island 02817, and its telephone number is (401) 392-1000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

The future performance of the Company's business is subject to the factors set forth below, as well as the other considerations described elsewhere herein.

Certain statements contained in this Report are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged in or expects to be engaged in, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, (iv) the existence or effects of possible latent Y2K, and (v) the results and effects of legal proceedings and investigations. Such forward looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include but are not limited to those set forth below and elsewhere in this report and in the Company's press releases and its Forms 10-K, 10-Q, 8-K and other reports and filings with the Securities and Exchange Commission (the "SEC").

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

As previously reported, J. David Smith, a former sales manager of the Company, was convicted in the New Jersey U.S. District Court in October of 1996 of receiving kickbacks for his personal benefit from consultants to the Company. In October 1998, Mr. Smith was sentenced to a prison term which he is currently serving, and he was fined and ordered to pay restitution to the Company. The charges brought against Mr. Smith did not allege any wrongdoing on the part of the Company. In November 1998, the New Jersey U.S. Attorney's Office, which had brought the charges against Mr. Smith, advised the Company that the Company was not then the subject or target of any ongoing grand jury investigation by that office. In a related matter the previously reported civil damages suit brought by Joseph LaPorta (one of the consultants who was indicted along with J. David Smith but was found not guilty) against GTECH and one of its former Co-Chairmen was dismissed by the court by summary judgement in September 1999. (Reference is made to Item 1, "Certain Factors Affecting Future Performance-Maintenance of Business Relationships and Certain Legal Matters" of the Company's fiscal 1999 10-K).

In 1995, the Texas U.S. Attorney's Office also issued grand jury document subpoenas to the Company, with which the Company has complied, and the Company has not received any further subpoenas or requests for information since that time.

In February 1999, a witness appearing before the Moriarty Tribunal, an investigative body convened by the Irish Parliament and chaired by Mr. Justice Moriarty to investigate the business affairs generally of former Taoiseach (Prime Minister) of Ireland, Charles Haughey, testified that in February 1993 Guy B. Snowden, then Chief Executive Officer of the Company, had invested pounds sterling 67,000 (approximately $100,000) of his personal funds in a company owned by Mr. Haughey's son. Mr. Haughey had resigned as Taoiseach in February 1992. In July 1992, the An Post Irish National Lottery Company, the Irish lottery authority (the "NLC"), issued a Request for Proposals respecting online and instant ticket lottery goods and services, and in September 1992 the Company, which was the then the incumbent provider of lottery goods and services to the NLC under an agreement awarded to the Company in 1987, submitted a Proposal to the NLC in response to the NLC's Request for Proposals. In November 1992, the NLC selected the Company to provide online and instant ticket goods and services to the NLC under the terms of the competitive procurement and, following negotiations, a definitive agreement was entered into between the NLC and the Company in March 1993. The Tribunal has requested that the Company provide various documents regarding the Company's business in Ireland. The Company is cooperating with the Tribunal. In addition, the Company has made its own inquiry into the facts surrounding Mr. Snowden's investment and the extent, if any, of the Company's involvement in or knowledge of that investment. The Company's investigation has determined that no Company funds were used to make Mr. Snowden's investment, and there is no information to suggest that Mr. Snowden ever sought reimbursement for the investment from the Company. Further, there is no information to suggest that Mr. Snowden informed anyone else at the Company of his investment at the time or that his investment was related in any way to the renewal of the Company's contract to supply systems and support to the NLC. Mr. Snowden has advised the Company through his counsel that (i) his investment was a strictly personal one, (ii) the investment was made from his personal funds, (iii) he never sought reimbursement for any portion of his investment from the Company or any other entity, and (iv) his investment was not related to the NLC and was not intended to and did not influence the NLC's decision to renew the Company's contract.

No charges of wrongdoing have ever been brought against the Company by any grand jury or other governmental authority.

The Company does not believe that it has engaged in any wrongdoing in connection with these matters. However, since investigations are or may still be underway and, investigations of this type customarily are conducted in whole or in part in secret, the Company lacks sufficient information to determine with certainty their existence or ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company.

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

See also Item 3 - "Legal Proceedings" below.

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

Liquidated damages paid or incurred by the Company with respect to its contracts equaled 0.23%, 0.25%, 0.21%, 0.35% and .56% of annual revenues in each of the five fiscal years ending February 1996 through 2000, respectively.

                                GAMING OPPOSITION

While the Company believes that legalized gaming, especially lottery, generally enjoys widespread public support, gaming opponents have continued to persist in efforts to curtail the expansion of legalized gaming. For example, the National Gaming Impact Study Commission, a commission created by the U.S. Congress in 1997 to study the economic and social effects of legalized gambling, narrowly voted during fiscal 1999 to endorse a non-binding recommendation for a moratorium on the spread of casinos, lotteries and slot machines in the United States. In addition, during fiscal 2000, the voters of Alabama defeated a referendum to authorize the introduction of state lottery in Alabama. Moreover, on-line lottery sales in a number of U.S. jurisdictions have leveled off or have declined in recent years, a phenomenon which may reflect, in part, opposition to gaming.

                          STRENGTHENING OF COMPETITION

The online lottery industry is increasingly competitive in the United States and internationally, which increased competition could adversely affect the Company's ability to win renewals of contracts from its existing customers and to win contract awards from other lottery authorities. Such increased competition may affect the profitability of contracts which the Company does obtain. Through fiscal 2001 (which ends in February 2001), a number of the Company's larger contracts are expected to come up for renewal, including its contracts with the lottery authorities of Brazil (National Lottery) and the United Kingdom. See "Facilities Management Contracts" and "Competition" below. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" below.

                      ATTRACTING AND RETAINING EMPLOYEES

As is the case with all technology companies, the Company's business prospects and future success depend upon its ability to attract and to retain qualified managerial, marketing and technical employees. Competition for such employees is sometimes intense, especially during times of general economic prosperity. If the Company is unable to continue to attract and retain the technical and managerial personnel it requires, its business, financial condition and operating results could be adversely affected.

                         FOREIGN CURRENCY EXCHANGE RATES

Foreign exchange exposures arise from current transactions and anticipated transactions denominated in a currency other than an entity's functional currency and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. The Company employs a variety of strategies in its effort to manage its substantial foreign currency exchange exposure. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" below.

CERTAIN SIGNIFICANT DEVELOPMENTS SINCE THE START OF FISCAL 2000

          LOTTERY CONTRACT AWARDS AND RELATED SIGNIFICANT DEVELOPMENTS

Since the start of fiscal 2000 (which ended on February 26, 2000), the Company has received a number of service contract awards and extensions from lottery authorities.

NEW ONLINE CUSTOMERS. During fiscal 2000, the Company received awards to install online lottery systems from six new online customers. In July 1999, the Company announced that Uthingo Management (Proprietary) Limited, a consortium in which GTECH is a 10 percent equity investor, was chosen to supply an online lottery system to the South African National Lottery following a competitive procurement. Under the terms of arrangements entered into between the Company and Uthingo, GTECH will provide the hardware and software needed to operate the lottery system, as well as provide support and training to the consortium. In August 1999, the Company announced that it had signed contracts with two new customers in Morocco, La Societe de Gestion de la Loterie Nationale and La Marocaine des Jeux et des Sports, to provide products and services for the online operation of lottery and sports betting games in Morocco. The facilities management agreement entered into with these Moroccan lottery authorities provides for GTECH to convert the lottery authorities' two off-line systems to a new, secure online lottery network including central system hardware and software and up to 2,000 GTECH Tiffany(TM) and Spectra(R) terminals, together with a variety of services, including instant tickets, telecommunications services, hardware and software installation and maintenance and training and marketing support. Also in August 1999, the Company announced that it had signed a product sales and services contract with Teseo S.r.l., a subsidiary of SNAI S.p.A., the largest sports betting supplier in Italy, pursuant to which GTECH will sell 2,000 Altura(TM) terminals and spare parts to Teseo S.r.l. In November 1999, the Company announced that it had been awarded a contract to provide new online lottery central system hardware and ProSys(R) software to La Francaise des Jeux, the operator of the French National Lottery. In December 1999, the Company announced that it had signed a facilities management contract with Empresa Colombiana de Recursos para la Salud, S.A. ("ECOSALUD"), the Colombian Lottery authority, to provide online lottery goods and services including central system hardware and software, up to 5,000 ISYS(TM) terminals and telecommunications services, for a National Lottery in Colombia. Under the terms of the Company's contract with ECOSALUD, GTECH is also to provide a variety of services including comprehensive marketing services. Online lottery sales commenced under the South African and Moroccan contracts in March and April 2000, respectively, and are scheduled to commence under the Colombian contract in July 2000.

In April 2000 (after the close of fiscal 2000), the Company announced that it had been selected by the Portuguese lottery authority Santa Casa da Misericordia de Lisboa, following a competitive procurement, to replace the lottery authority's existing off-line systems with a full turn-key online lottery system, including central system hardware and software.

OTHER NEW ONLINE CONTRACTS AND EXTENSIONS. Since the start of fiscal 2000, the Company also has been awarded online service contracts by, or has received contract extensions from, a number of its existing customers.

In March 1999, the Company announced that it had signed a new contract to provide online lottery products and services for Loteria Electronica de Puerto Rico. In July 1999, Lottery

Technology Enterprises, a joint venture among GTECH and two local enterprises, signed a new online contract with the DC Lottery and Charitable Control Board, the DC Lottery authority. This contract, which followed a competitive procurement, is for a 10-year term. In December 1999, the Company announced that following a competitive procurement it had been selected by the New York lottery authority to supply, operate and maintain a new comprehensive online and instant ticket lottery system for New York. In December 1999, the Company also announced that it had been selected by the Illinois lottery authority to negotiate a five-year contract to supply a new, fully integrated online and instant ticket accounting system including new central system hardware and software. In December 1999, the Company entered into an agreement to provide online lottery hardware and software on an exclusive basis to Boldt SA, the operator of the Provincial Lottery of Buenos Aires, through October 2009.

In addition, in March 2000, after the close of fiscal year 2000, the Company entered into a new contract to sell online lottery equipment, and to provide software and services to the Western Australia Lotteries Commission. Under the terms of this agreement, GTECH will replace the lottery authority's existing central system hardware, software and network communications equipment and will provide training, installations and software support services.

Since the start of fiscal 2000, the lottery authorities of Argentina, Ireland, New York, Ohio, Trinidad and Tobago and Washington have extended the terms of their online contracts with the Company.

The Company has also reported that during fiscal 2000 following competitive procurements, the lottery authorities of New Hampshire, Maine, Vermont and West Virginia, all of which are currently online customers of the Company, awarded contracts to provide equipment and services for new online lottery systems to competitors of the Company. In December 1999, the Company also reported that, following a competitive procurement, the New York lottery authority had selected another vendor to provide instant ticket and telemarketing services through February 2002. Previously, the Company had provided instant ticket services to the New York lottery authority under an agreement that terminated in January 2000. As noted above, however, the New York lottery authority subsequently awarded a new comprehensive online and (commencing in March 2002) instant ticket services contract to the Company.

                        DREAMPORT AND NON-LOTTERY GAMING

Since the start of fiscal 2000, there have been several significant developments respecting the Company's non-lottery gaming and entertainment business. In March 1999, Turfway Park LLC, a company the membership interests of which are owned equally by Keeneland Association, Inc., Dreamport and a wholly-owned subsidiary of Harrah's Entertainment, closed on its $37 million acquisition of Turfway Park, a traditional racetrack located in Florence, Kentucky (in the Cincinnati, Ohio market) featuring thoroughbred racing and simulcast wagering and related assets which acquisition Dreamport had announced in fiscal 1999. In April 1999, Dreamport entered into a five-year exclusive original equipment manufacturing agreement with the Bally Gaming and Systems business unit of Alliance Gaming Corporation pursuant to which Bally Gaming will manufacture gaming devices (including its GameMaker(TM) and GameMagic(TM) product lines), for video lottery markets exclusively for Dreamport. In December 1999, GTECH entered into a contract on behalf of Dreamport with Entitat Antonoma de Jocs Apostes ("EAJA"), the parent organization of Loto Catalunya, the Catalan lottery authority, to operate its SuperTOC bingo game. The SuperTOC game is a wide area bingo game that creates jackpots by linking together 70 bingo halls in Catalunya, Spain. See "Certain Products and Services-Non-Lottery Gaming Products and Services", below.

                                      UWIN!

In May 1999, UWin! Corporation, the Company's Internet lottery subsidiary, entered into an agreement to provide UWin!'s proprietary Internet lottery gaming system to AnPost National Lottery Company for the Irish National Lottery. In November 1999, the Company announced that UWin! had entered into a five-year agreement with Dansk Tipstjeneste A/S, the operator of the National Lottery of Denmark, to provide UWin!'s proprietary Internet lottery gaming system and project management to Dansk Tipstjeneste. The Company currently anticipates that sales will begin on the Ireland and Denmark UWin! systems in, respectively, the second and third quarters of fiscal 2001. See "Certain Products and Services -- UWin!", below.

                         OTHER NEW PRODUCTS AND SERVICES

Since the start of fiscal 2000, the Company has made several announcements respecting other new products and services in addition to the Company's UWin! Internet products described immediately above. In July 1999, the Company announced that it had entered into a five-year agreement to provide, as subcontractor to OAO Corporation (a provider of aerospace and information technology services), network services to the District of Columbia lottery authority. Under this agreement, which is the Company's first stand-alone network communications contract, GTECH has installed and will maintain a secure, wireless communications network using the Company's private radio network technologies so as to permit real-time, two-way communications between the DC lottery authority's lottery terminals and its central system. In connection with implementation of the South Africa National Lottery, the Company acquired a minority interest in Wireless Business Solutions (Proprietary) Limited, a South African company and holder of a license to provide certain radio-based telecommunications services in South Africa. During fiscal 2000, the Company continued its efforts to broaden its offerings of high-volume transaction processing services outside its core business of providing online lottery products and services and its electronic benefits delivery business which it carries on through its subsidiary, Transactive Corporation. For example, recently, during fiscal 2000, the Company began offering Brazilian consumers the opportunity to pay their cellular phone bills and taxes via its national network in Brazil.

                             MANAGEMENT DEVELOPMENTS

Since the start of fiscal 2000, there have been several significant managerial developments. In March 1999, the Company named David J. Calabro as Senior Vice President with responsibility for the Company's worldwide facilities management business. In October 1999, the Company promoted William M. Pieri to Vice President and Treasurer and, in January 2000, the Company promoted Jaymin B. Patel to the position of Senior Vice President and Chief Financial Officer. The promotions of Messrs. Patel and Pieri filled the vacancies created by the October 1999 resignation of Thomas J. Sauser, who had served as GTECH's Senior Vice President, Chief Financial Officer and Treasurer since February 1996. Finally, in March 2000 (after the close of fiscal 2000), the Company appointed Steven P. Nowick to the position of President of the Company. Mr. Nowick continues in his role as the Company's Chief Operating Officer.

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

Although there are many types of lotteries in the world, it is possible to categorize government authorized lotteries into two principal groups: online lotteries and off-line lotteries. An online lottery is conducted through a computerized lottery system in which lottery terminals are connected to a central computer system, typically by dedicated telephone lines. An online lottery system is generally utilized for conducting games such as lotto, sports pools, keno and numbers, in which players make their own selections. Off-line lotteries feature lottery games which are not computerized, including traditional off-line lottery games and instant ticket games. Traditional off-line lottery games, in which players purchase tickets which are manually processed for a future drawing, generally are conducted only in international jurisdictions. Instant ticket games, in which players scratch off a coating from a pre-printed ticket to determine if it is a winning ticket, are conducted both internationally and in the United States.

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

From 1971 through 1999, total annual lottery ticket sales in the United States grew from approximately $147.5 million to approximately $34.1 billion, although the Company has witnessed, over the last three years, a downward trend in sales generated by its United States lottery customers. See "General" above. Historically, most of the growth in ticket sales has occurred in the online portion of the lottery business which accounted for approximately 56.6% of total lottery ticket sales in 1999.

There are currently 38 jurisdictions operating online lotteries in the United States. Implementation of lotteries in other jurisdictions, will depend upon successful completion of legislative, regulatory and administrative processes.

Outside the United States, government operated or licensed lotteries, many of which are off-line, have a long history. The international online lottery industry has experienced significant growth. Since 1977, when there were no online lotteries operating outside of the United States, 94 international jurisdictions have implemented online lottery systems. A number of other international jurisdictions, principally in Europe, Asia and Latin America, are currently considering the implementation of online lotteries.

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

The collection of lottery monies, the selection of winners, the financial responsibility for the payment of prizes and the qualification of retail sales agents are usually the sole responsibility of the lottery authority in each jurisdiction in which the Company operates a lottery. The United Kingdom's National Lottery and the South Africa National Lottery provide important exceptions to the general rule in that in each case a licensee operates all aspects of the respective National Lottery with the exception of proceeds allocation.

                         FACILITIES MANAGEMENT CONTRACTS

The Company's Facilities Management Contracts generally require the Company to install, operate and maintain an online lottery system for an initial term, which is typically at least five years, and usually contain options permitting the lottery authority to extend the contract under the same terms and conditions for one or more additional periods, generally ranging from one to five years. In addition, the Company's customers occasionally renegotiate extensions on different terms and conditions. See also "Certain Factors That May Affect Future Performance- Liquidated Damages Under Contracts" above.

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

Under a number of the Company's lottery contracts (including the Georgia, Texas and United Kingdom contracts), in addition to providing, operating and maintaining the online lottery system in these jurisdictions, GTECH is providing a wide range of support services and equipment for the lottery's instant ticket games, such as marketing, distribution and automation of validation, inventory and accounting systems, for which it receives fees based upon a percentage of the revenues of the instant ticket games.

Revenues from Facilities Management Contracts are accounted for as service revenues in the Company's Income Statements.

The table below sets forth the lottery authorities with which the Company had Facilities Management Contracts and fully installed, operational lottery systems as of April 1, 2000. Unless otherwise indicated, the Company is the sole supplier of central computers and terminals and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of April 1, 2000, the approximate number of terminals installed in each jurisdiction.

                                                                                                                 CURRENT
                         NUMBER OF LOTTERY            DATE OF COMMENCEMENT OF       DATE OF EXPIRATION OF       EXTENSION
JURISDICTION            TERMINALS INSTALLED(1)           CURRENT CONTRACT           CURRENT CONTRACT TERM        OPTIONS*
UNITED STATES:
Arizona                          2,503                         9/99                         9/04              2 one-year
California (2)                  20,184                        10/93                         10/03             --
Colorado                         2,241                         3/95                         10/04             --
D.C. (3)                          576                          6/99                         11/09             --
Georgia                          6,817                         4/93                         9/03              --
Illinois (4)                     6,957                         2/89                         10/00             --
Iowa                             1,503                         4/91                         6/01              1 two-year
Kansas                           1,826                         7/97                         6/02              1 three-year
                                                                                                              1 two-year
Kentucky                         2,888                         4/97                         6/03              5 one-year
Louisiana                        2,764                         6/97                         6/05              5 one- year
Maine (5)                         993                          7/90                         6/00              --
Michigan                         6,554                         1/98                         1/06              3 one-year
Missouri                         2,778                         7/96                         7/01              1 two-year
Nebraska                         1,127                         4/94                         6/04              --
New Hampshire (5)                 996                          7/90                         6/00              --
New Jersey                       6,005                         6/96                         6/01              5 years
New Mexico                       1,215                         6/96                         11/03             5 one-year
New York                        14,068                         2/93                         2/02              --
Ohio                             6,396                        10/93                         6/01              --
Oregon                           2,757                        12/96                         10/04             3 one-year

                                                                                                                 CURRENT
                          NUMBER OF LOTTERY           DATE OF COMMENCEMENT OF       DATE OF EXPIRATION OF       EXTENSION
JURISDICTION            TERMINALS INSTALLED(1)           CURRENT CONTRACT           CURRENT CONTRACT TERM        OPTIONS*
Rhode Island                      809                          1/97                         7/02              5 one-year
Texas                           15,589                         3/92                         8/02              --
Vermont (5)                       477                          7/90                         6/00              --
Washington State                 2,493                         9/95                         6/04              --
West Virginia (6)                1,414                         2/92                         6/00              (6)
Wisconsin                        3,136                         6/97                         6/02              2 one-year



INTERNATIONAL:
Barbados                          199                         10/94                         11/04             --
-T.L. Lotteries

Brazil (7)
-National
   Lottery (7)                  12,486                         1/97                         1/01              (7)
-Minas Gerais                     904                         10/94                         10/00             (7)
-Parana                           818                          9/99                         9/03              (7)
-Santa Caterina                   200                          5/95                         7/00              (7)
-Goias                            112                          7/97                         7/01              (7)

Chile
-Polla Chilena de                1,619                        12/93                         8/02              --
Beneficencia S.A.

Czech Republic (8)
-SAZKA                           5,269                        10/92                          (8)              (8)

Ireland (9)
-An Post Nat'l                   2,054                         3/93                         3/01              (9)
Lottery Company

Lithuania (10)
-OLIFEJA                          789                         12/94                         12/09             (10)

Morocco                          (11)                          8/99                         8/08              --
-La Societe de
Gestion de la
Loterie Nationale
                                 (11)                          8/99                         8/08              --
-La Marocaine des
Jeux et Les Sports


Poland (12)                      5,779                         3/91                         10/01             (12)
-Totalizator
Sportowy


Puerto Rico                      2,053                         3/99                         3/05              1 three-year
-Loteria
Electronica de
Puerto Rico

Slovak Republic                  1,150                         3/96                         10/04             --
-TIPOS a.s.

                                                                                                                 CURRENT
                          NUMBER OF LOTTERY          DATE OF COMMENCEMENT OF        DATE OF EXPIRATION OF       EXTENSION
JURISDICTION            TERMINALS INSTALLED(1)           CURRENT CONTRACT           CURRENT CONTRACT TERM        OPTIONS*
South Africa (13)                 4,900                         7/99                         7/09             --
-National Lottery

Spain
-L'Entitat                        2,488                         10/97                       10/03             1 six-month
Autonomade Jocs I
Apostes de la
Generalitat de
Catalunya

Trinidad & Tobago
-National Lotteries                641                          12/93                        7/06             1 three
Control Board

United Kingdom
-The National                     24,865                        7/94                         9/01             --
Lottery (14)


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

(4) In December 1999, the Illinois lottery authority selected the company to provide a new on-line system subject to the successful conclusion of negotiations.

(5) The Maine, New Hampshire and Vermont lottery authorities share a central computer system. During fiscal 2000, the lottery authorities of New Hampshire, Maine and Vermont awarded online contracts to competitors of the Company.

(6) In November 1999, the West Virginia lottery authority awarded the new online contract to a competitor of the Company.

(7) Operated by GTECH Brasil Holdings, S.A., a Brazilian company in which the Company owns all voting stock. Each of the Brazilian agreements may be extended, at the option of the respective lottery authority, for one or more extension terms not to exceed, in aggregate, the duration of the base term.

(8) The contract with the Czech Republic lottery authority provides that it runs until seven years after the installation of the 3,000th terminal or three years after the installation of any terminals after the 3,000th terminal, whichever is later. The Company currently estimates that its contract with the Czech lottery authority will terminate in August 2002.

(9) The contracts with the Ireland licensee may either be extended for any period mutually acceptable to the Company and the lottery authority or continue indefinitely until termination by the licensee.

(10) The Company's contract with the Lithuania lottery authority automatically extends from year-to-year unless either party gives timely notice of non-renewal.

(11) Sales began under the Morocco online contract on April 10, 2000.

(12) The term of the Company's contract with the Poland lottery authority automatically renews for an indefinite number of one-year extension periods unless either party gives timely notice of non-renewal.

(13) Operated by Uthingo consortium, in which GTECH is a 10 percent equity owner.

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

The table below sets forth the lottery authorities with which the Company had Operating Contracts as of April 1, 2000. Unless otherwise indicated, the Company is the sole supplier of lottery equipment and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of April 1, 2000, the approximate number of terminals installed in each jurisdiction.

                               OPERATING CONTRACTS


                                    NUMBER OF                                   DATE OF EXPIRATION OF      CURRENT
                               LOTTERY TERMINALS     DATE OF COMMENCEMENT OF    CURRENT CONTRACT TERM     EXTENSION
JURISDICTION                      INSTALLED(1)           CURRENT CONTRACT                                  OPTIONS*
UNITED STATES:
Idaho                                 672                      2/99                     2/03              4 one-year


INTERNATIONAL:
Argentina

-Loteria National Sociedad            802                     11/93                     4/03                  --
del Estado

Turkey

-Turkish National Lottery            3,825                     2/96                     11/01                (2)


________________________
     * Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1)  Total does not include instant ticket validation terminals.

(2) The term of the contract with the Turkey lottery authority automatically renews for successive one-year extension terms unless either party gives timely notice of non-renewal. In addition, the Turkey lottery authority has the option to assume responsibility for the provision of certain lottery services at any time after the second anniversary of system start-up.

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

           Canada                --Loto-Quebec

           Canada                --Ontario Lottery Corporation

           Canada                --Saskatchewan Gaming Commission

           Canada                --Western Canada Lottery Corporation

           Denmark               --Dansk Tipstjanst

           Finland               --Oy Veikkaus AB

           France                --La Francaise des Jeux

           Germany               --Sachsiche Lotto-GmbH

           Germany               --Lotterie Treuhandgesellschaft Mbh Thuringen

           Iceland               --Islensk Getspa

           Iceland               --Islenskar Getraunir

           Israel                --Mifal Hapayis

           Italy                 --Teseo S.r.l

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

           South Africa          --Uthingo

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

After the expiration of the initial or extended contract term, a lottery authority in the United States generally may either seek to negotiate further extensions or commence a new competitive bidding process. Internationally, lottery authorities do not typically utilize as formal a bidding process, but rather negotiate proposals with one or more potential vendors.

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

                                    TERMINALS

The Company designs, manufactures and provides the point-of-sale terminals used in its online lottery systems. Currently, approximately 149,000 of its model GT-101 FX terminals, introduced in 1983, its model GT-101TF terminals, introduced in 1985, and its model GT-401/OI terminals, introduced in 1989, are installed in numerous jurisdictions. All of these terminals use advanced microprocessors and software programs to provide the increased transaction processing performance levels and communications interfaces required in the online lottery industry. These terminals are designed to allow customization of application functions to each lottery's specifications, including optical mark recognition, ticket graphics printing, user and customer display options and other application functions. The terminals' hardware facilitates independent development of applications programs by the Company. The Company's Spectra(R) terminal series (GT-401/OM, 402/OM, and 403 O/M), first introduced in 1989, is distinguished by its modular internal and external architecture. The modular design provides an enhanced level of flexibility to lottery jurisdictions by permitting them to choose among a variety of options and terminal subsystem configurations, including readers, printers, keyboards, displays, and communications interfaces. As of February 26, 2000, a total of approximately 60,800 Spectra(R) terminals were installed in numerous international jurisdictions.

The Company's ISYS terminal series, (GT-501, 502 and 503), introduced during fiscal 1996, is an integral, single-unit terminal which features modular subassemblies, high performance ticket printer and playslip reader subassemblies, an easy-to-use design, and a host of new features and technologies. As of February 26, 2000, approximately 68,700 ISYS terminals were installed in numerous lottery jurisdictions.

During fiscal 1999, the Company announced its agreement to provide to the Colorado lottery its new terminal, Player's Express(TM), which was designed specifically for large retail environments, such as grocery stores, with numerous checkout lanes. The Company has subsequently entered into agreements with the Nebraska, Ohio, Washington, California, Israel, Loto-Quebec and New Zealand lottery authorities to supply PlayerExpress(TM) terminals. As of February 26, 2000, approximately 760 PlayerExpress(TM) terminals were installed.

During fiscal 1999, the Company also announced the launch of its Altura(TM) family of terminals. While as of February 26, 2000, the Company had yet to install an Altura(TM) terminal, during fiscal 2000, the Company had entered into a contract with Teseo S.r.l., a subsidiary of SNAI S.p.a, the National Association of Sports Betting Shops, Italy's largest sports betting supplier to provide 2,000 Altura(TM) terminals and the Company is actively marketing the Altura(TM) terminal to other customers. See "Certain Products and Services" below.

                                    SOFTWARE

The Company designs and provides all applications software for its lottery systems. The Company's highly sophisticated and specialized software is designed to provide the following system characteristics: rapid processing, storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load (i.e., to reprogram the lottery terminals from the central computer installation via the communications system to add new games); a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss; and a comprehensive management information and control system. In addition to featuring the aforementioned characteristics, the Company's latest generation software system, PRO:SYS(TM), is based on client server architecture and provides open interfaces which allow for the integration and support of third-party and commercial modules and applications. See "Certain Products and Services" below.

                                CENTRAL COMPUTERS

Each of the Company's lottery systems contains one or more central computer sites to which the lottery terminals are connected. The Company's central computer systems are manufactured by Compaq Computer Corporation (formerly Digital Equipment Corporation) and Stratus Computer, Inc. The specifications for the configuration of the Company's central computer installations are designed to provide continuous availability, a high throughput rate and maximum security. Central computer installations typically include: redundant mainframe computers, various peripheral devices (such as magnetic storage devices, management terminals and hard copy printers), and various safety, environmental control and security subsystems (including a back-up power supply), which are all manufactured by third parties, and a microcomputer-based communication and switching subsystem. In addition, the Company supplies management information systems that provide lottery personnel access to important financial and operational data without compromising the security of the online system.

                                 COMMUNICATIONS

The Company's lottery terminals are typically connected to the central computer installations by dedicated telephone lines owned or leased by the jurisdiction in which the system is located. Due to the varying nature of telecommunications services available in lottery jurisdictions, the Company has developed the capability to interface with a wide range of communications technologies, including UHF Radio capability (narrow-band and Spread Spectrum), GSAT/VSAT, Microwave, Integrated Services Digital Networking (ISDN), Data Over Voice (DOV), fiber optic and cellular telephone. In Argentina, Barbados, Brazil, the Spanish province of Catalunya, Chile, the Czech Republic, Estonia, Lithuania, Mexico, Morocco, New Mexico, Poland, Puerto Rico, Slovakia, and Trinidad and Tobago, the Company utilizes UHF Radio Data-Link Communications system in lieu of telephone lines to provide a data communications pathway between the lottery terminals and the central computers. The Company also uses this technology in the United States to supplement the existing telephone networks in New Mexico, Ohio, Oregon, Rhode Island, Texas, Washington and the District of Columbia. The Company's GSAT satellite technology makes it feasible to serve large market areas where telephone lines are either unavailable, unreliable or too costly. GSAT currently operates in the United States in remote areas of Colorado, New Mexico, Texas and Washington, and internationally in Argentina, the Czech Republic, Brazil, Chile, Poland, South Africa and the United Kingdom. The Company has also implemented UHF radio in conjunction with GSAT to further enhance reliability and cost savings in remote areas. During fiscal year 2000, in connection with implementation of the South Africa National Lottery, the Company acquired a minority interest in Wireless Business Solutions (Proprietary) Limited, a South African company and holder of a license to provide certain radio-based telecommunications services in South Africa.

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

During fiscal 1999, the Company augmented its game design expertise by acquiring Europrint Holdings Limited (which is among the world's largest providers of media promotional games) and its wholly-owned subsidiaries including Interactive Games international, Inc. (which has pioneered the development of interactive, televised lottery games including BingoVision(TM), SplitLevel(TM) and DoubleChance(TM)).

                                    MARKETING

In United States jurisdictions in which the Company has been awarded a lottery contract, the Company is frequently asked to assist the lottery authority in the marketing of lottery games to the public. Such assistance generally includes advice with respect to game design, and promotion and development and distribution of terminals and advertising programs. As part of such assistance, the Company developed "GMark," a computerized marketing analysis system used to determine favorable locations for new lottery terminals. The lottery authorities of California, Georgia, Illinois, Missouri, New Jersey, New York, Ohio, Rhode Island, Texas and Washington currently utilize GMark systems, and many customers contact the Market Research Group at GameScape(TM) from time to time to obtain GMark services.

                                    WARRANTY

Because the Company retains title to the system under a Facilities Management Contract, no warranty is provided on the Company's products supplied under such contracts. The Company does repair or replace such products as necessary to fulfill its obligations under such contract. There is no standard warranty on products manufactured by the Company. A typical warranty provides that the Company will repair or replace defective products for a period of time (usually one year) from the date a product is delivered and tested. Product warranty expenses for the fiscal years 2000, 1999 and 1998 were not material. The Company typically does not provide a warranty on products it sells that are manufactured by third parties, but attempts to pass the manufacturer's warranty, if any, on to the customer. With respect to computer software, the Company typically modifies its software as necessary so that the software conforms to the specifications of the contract with the customer.

CERTAIN PRODUCTS AND SERVICES

                                 ONLINE LOTTERY

Lottery authorities for years have recognized that by offering new games or products, the lotteries are often able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal online lottery products and services introduced in recent years are keno, instant ticket support services and televised lottery games, such as BingoVision(TM). In addition, the Company has recently launched its Altura(TM) series terminals, Players Express(TM) terminal and ProSys(R) software system to enhance the functionality and appeal of its existing software and terminal lines.

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

The Company introduced in April 1990 the first online keno game for the Lotteries Commission of South Australia and currently assists lottery authorities in Australia (Lotteries Commission of South Australia), Brazil (Parana, Minas Gerais, Santa Caterina and Goias), California, Georgia, Kansas, Lithuania, Massachusetts, New York, Oregon, Rhode Island, Catalunya (Spain), Switzerland (La Societe de la Loterie de la Suisse Romande), Trinidad and Tobago, and West Virginia in implementing and operating online keno games.

Keno illustrates the impact that new games can have on lottery revenues. Since the United States introduction of keno in 1991, United States keno revenues have grown significantly, exceeding $1.99 billion and accounting for more than 4.7% of total United States online lottery revenues in 1998. The popularity of keno has led the Company to explore the development of new games based upon keno. Most notably, the Company developed in recent years Keno Plus(TM), a new product that combines expanded keno game characteristics with new hardware and enhanced product support.

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

In March 1999, the Company announced that Quick Draw, the keno-style lottery game operated in New York State provided by the Company, would terminate effective April 1, 1999, and the game did terminate as announced, due to the failure by the New York State legislature to extend the legislation authorizing the game. In August 1999, the New York legislature extended the legislation authorizing the game through March 2001, and sales of Quick Draw resumed. See
Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" below.

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

The Company is providing or has contracted to provide marketing, distribution, online validation, inventory control and accounting support services and equipment (but not the printing of the instant tickets) for the Texas lottery's instant ticket games. In addition, the Company currently provides instant ticket support services to lottery authorities in Arizona, California, Colorado, District of Columbia, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Missouri, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oregon, Rhode Island, Vermont, Washington, West Virginia and Wisconsin. Internationally, the Company currently supplies lottery authorities in Australia (New South Wales and South Australia), Belgium, Brazil, Denmark, Finland, Israel,

Mexico, Morocco, Netherlands, New Zealand, Portugal, South Africa, Spain (Catalunya), Sweden, Turkey and the United Kingdom with instant ticket support services.

TELEVISION LOTTERY GAMES. The Company in recent years has offered a product line of televised lottery games. Players buy tickets from online lottery retailers and mark them while following a live, televised game show which includes a draw of numbers.

Through the use of proprietary game-tracking software, the Company is able to display, live, how many at-home players are winners or about to become winners, with each new numbers draw. The Company has implemented BingoVision(TM), a television lottery game featuring a bingo draw, in Estonia, Lithuania, New Zealand, Slovakia, Belgium, and five German states; has implemented SplitLevel(TM), a televised game featuring displayed boards of numbers with winners determined by the number of matches from these boards in Lithuania; and is actively marketing these and other games to other lottery authorities.

THE ProSys(R) SOFTWARE SYSTEM. ProSys(R) is the Company's latest software system. Employing a user friendly interface, lotteries can use PRO:SYS(TM) to manage all aspects of their gaming environment, including online, instant ticket sales and accounting and video games. Features such as promotions management and information analysis allow lottery authorities to tailor the system to their individual needs. ProSys(R) was first installed in September 1994 for Societe de la Loterie de la Suisse Romande, Switzerland. Since that time, the Company has installed ProSys(R) in systems used by the lottery authorities of Arizona, Washington, D.C.; Colorado; Idaho; Ontario, Canada; Leipzig, Germany; Washington State; Missouri; Denmark; New Mexico; Massachusetts; New Jersey; Thuringen, Germany; Kansas; Kentucky; Ohio; Oregon; Rhode Island; Wisconsin; New Zealand; Belgium; Sweden; Switzerland; Michigan; Texas; Mexico; Netherlands; Israel; South Africa; and South Australia and is in the process of installing
ProSys(R) in five additional jurisdictions.

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

VIDEOSITE(TM). During fiscal 1998, the Company acquired VideoSite, Inc., a leading provider of multimedia broadcasting software. Since its acquisition by the Company, VideoSite has been in the process of developing lottery and retail advertising and promotional products which will use its broadcasting software to complement the Company's video-based gaming software products. During fiscal 2000, VideoSite launched NextVision(TM), which brings new lottery-animation, high quality graphics and full-motion video to monitor games and began selling advertising over Rhode Island's keno network.

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

Through a joint venture with Full House Resorts, Inc., the Company also provides financing, gaming development and management services to the Midway Slots and Simulcast Emporium at Harrington Raceway in Delaware, the Coquille Indian Tribe of North Bend, Oregon and is under contract to provide financing and services to the Huron Potawatomi Tribe in Battle Creek, Michigan and the Torres Martinez Tribe in Palm Desert, California.

In March 1999, the Company, in equal partnership with Harrah's Entertainment, Inc. and Keeneland Association, completed its purchase of the assets of Turfway Park, a thoroughbred racecourse located in Florence, Kentucky (in the Cincinnati, Ohio market) featuring thoroughbred racing and simulcast wagering. Included with the purchased assets was a 24% ownership interest in, and management contract for, Kentucky Downs, a thoroughbred racetrack and simulcast center on the Kentucky border in close proximity to the Nashville, Tennessee market. In December 1999, GTECH entered into a contract on behalf of Dreamport with Loto Catalunya, the Catalan lottery authority, to operate its SuperTOC bingo game in bingo halls throughout Catalunya, Spain. See "Certain Significant Developments Since the Start of Fiscal 2000 - Dreamport and Non-Lottery Gaming" above.

                                     UWin!

During fiscal 1999, the Company established UWin!(TM) to provide Internet-based interactive games to international providers of government-sponsored lottery products and services. UWin!s(TM) gaming platform features a robust architecture designed to permit international lottery authorities to offer to their customers via the Internet interactive games within a secure and government-authorized environment. During fiscal 2000, UWin!(TM) entered into contracts with two international lottery authorities for the provision of Internet-based wagering services. The Company currently anticipates that sales will begin under these contracts in the second and third quarters, respectively, of fiscal 2001. The Company continues to actively market its UWin!(TM) offering to additional international lottery authorities. See "Certain Significant Developments Since the Start of Fiscal 2000--UWin(TM)" above.

PRODUCT DEVELOPMENT

The Company devotes substantial resources in order to enhance its present products and systems and develop new products. In fiscal 2000, the Company spent approximately $46.1 million on research and development, as compared to $40.2 million in fiscal 1999 and $36.5 million in fiscal 1998.

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

BACKLOG

The backlog of the Company's orders for sales of its products believed by the Company to be firm amounted to approximately $101.8 million as of February 26, 2000, as compared to a backlog of approximately $99.9 million as of February 27, 1999. Approximately $32.9 million, or 32.3% of the backlog at February 26, 2000, is not expected to be filled during fiscal 2001.

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

During fiscal 2000, the Company's principal competitors in the online lottery business (and the number of online lottery jurisdictions currently serviced or under contract worldwide by such competitors) are as follows: Automated Wagering International, Inc. ("AWI"), a subsidiary of Anchor Gaming (by virtue of its merger, described below, with Powerhouse Technologies, Inc., the prior corporate parent of AWI) (10); Autotote Corporation (5) ("Autotote"); Scientific Games Holdings Corporation (which acquired Telecontrol, the European lottery operation formerly owned by Autotote, during fiscal year 1998, as described below) (8); International Totalizator Systems, Inc. (6); and Essnet/Alcatel (14).

Two additional competitors for European online lottery business have emerged in recent years. During fiscal 1996, CGK Computer Gesellschaft Konstanz mbH ("CGK"), a subsidiary of Siemens AG, and the Company agreed to terminate their 1990 Distributorship and License Agreement pursuant to which CGK had exclusive right to distribute, service, sell and market the Company's online lottery systems and components in specified European jurisdictions. Subsequent to August 1995, the effective date of this termination, CGK has been a direct competitor of the Company in Europe and, more recently, in Asia. Further, in April 1997, Scientific Games Holdings Corporation completed the purchase of TeleControl, as mentioned above. Under the terms of the acquisition agreement, Scientific Games has the right to license and purchase Autotote's wagering terminals for use in lottery applications.

During fiscal 2000, Anchor Gaming, an operator and developer of gaming machines and casinos, and Powerhouse Technologies, Inc. merged. The merger of these two companies is likely to provide Automated Wagering International, Inc., the Company's leading competitor in the U.S. and a subsidiary of Powerhouse Technologies, Inc., with enhanced financial resources.

Dreamport faces competition from numerous companies that seek to finance, develop and manage destination gaming facilities, on and off of Native American lands, as well as from technology providers. The principal competitors providing video lottery technology in competition with the Company include Anchor Gaming (formerly, Powerhouse Technologies, Inc.), Autotote Systems, Inc., Spielo Manufacturing, Inc., WMS Gaming, Inc. and International

Game Technology, Inc. some of which have supplied substantially more systems and terminals than the Company.

PERSONNEL

As of April 15, 2000, the Company had approximately 4,800 full-time employees worldwide. The Company's employees are not represented by any labor union. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

The Company's corporate headquarters and research and development and main production facility are located in its approximately 260,000 square foot building located on approximately 26 acres in West Greenwich, Rhode Island, which the Company leases from West Greenwich Technology Associates Limited Partnership. The Company is a limited partner in, and owns 50% of, this partnership. The Company's lease term runs until August 26, 2013 with two five-year options to extend the term and also grants the Company an option to purchase the property.

The Company owns approximately 24 acres adjoining its headquarters in West Greenwich, Rhode Island.

The Company also owns an approximately 23,000 square foot office building in Coventry, Rhode Island, which it uses for its game design and UWin! operations, as well as an approximately 140,000 square foot manufacturing and central storage facility in Coventry, Rhode Island. In addition, the Company leases approximately 22,650 square feet of an office building in Warwick, Rhode Island which it uses to house its finance and external training departments.

The Company holds two leases, of approximately 22,650 and 43,000 square feet respectively, in Boca Raton, Florida which supports the Company's Dreamport operations, Latin American marketing efforts and national call center operations. The first of these leases (for approximately 22,650 square feet) expires in 2009 while the other lease expires in 2003 with provision for one or more extension options thereafter.

In addition, except in New York State, where the Company owns its back-up data center facility, and in Austin, Texas, where the Company owns an approximately 39,000 square foot facility which is used by Transactive Corporation, the Company's benefits delivery subsidiary, the Company leases, or is supplied by the relevant state authorities with, its data center facilities in the various jurisdictions. The Company also leases office, depot maintenance and warehouse space in various other locations.

The Company leases facilities in Watford and London, England from which it bases its European sales efforts. The Company also maintains an office in Brussels, Belgium which provides a base of additional support for its European operations.

The Company's facilities are in good condition and are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company monitors, and occasionally affirmatively becomes involved in, litigation involving Indian gaming in states where such litigation may, directly or indirectly, concern or call into question the legal rights and operations of state lotteries to which the Company provides contract services. The purpose of this effort is to protect state lottery interests, and thus the Company's revenue streams, from service contracts. As previously publicly reported, one such piece of litigation is Rumsey Indian Rancheria v. Wilson, currently pending in the Ninth Circuit Court of Appeals on appeal from the U.S. District Court for the Eastern District of California, which involves a suit by several California Indian tribes against the State and Governor of California under the federal Indian Gaming Regulatory Act ("IGRA"). The Indian Tribes claimed in the District Court that certain elements of the California State Lottery (which is a customer of the Company) ("CSL") and the equipment on which it is run involve the operation of slot machines and, therefore, under IGRA, the tribes also must be permitted to operate slot machines. The State of California argued at times that the CSL does not involve the operation of slot machines; however, the State at times appeared to be taking the position that, if and to the extent the CSL does involve the operation of slot machines, it must be terminated because the CSL is not exempt from the California law prohibiting the operation of slot machines. The Company filed amicus curiae briefs in the District Court arguing that the CSL does not involve the operation of slot machines and that even if it does, the CSL is exempt from the State law prohibition on slot machines. In September 1998, the District Court entered summary judgment for the defendants, without addressing whether or not the CSL operates slot machines. In October 1998, the Indian tribes appealed the District Court's decision to the Ninth Circuit Court of Appeals. Since March 1999, the Ninth Circuit has stayed briefing in the case, first pending the outcome of legal action challenging California's first Indian gaming initiative, Proposition 5, and then pending the outcome of another Indian gaming initiative, Proposition 1A, which was designed to eliminate the state constitutional problem that the state Supreme Court found in Proposition 5. Proposition 1A has now passed, it appears that no legal challenges to it have been filed, and briefing in Rumsey remains stayed. Proposition 1A effectively legalizes the operation by Indian tribes of various forms of gaming that are otherwise illegal in California, subject to certain conditions that appear agreeable to most or all tribes. If Proposition 1A is not challenged, or if it survives any challenge, it appears likely that the Rumsey case will not again become active and may be voluntarily dismissed by the tribes, thus eliminating any need for the Company to intervene in the case. There can be no assurance that this will be the case, however, and the Company intends to continue to monitor developments and may seek to intervene in this litigation, if the Company deems it to be appropriate under the circumstances.

In April 1999, the Company was served with a lawsuit entitled Pantaleon Arellano, et. al. and Estelle Arellano v. The California State Lottery, et. al. in California Superior Court (Orange County), which was filed in March, 1999. In this action, plaintiffs are a brother and sister who claim to have purchased a winning ticket in the California State Lottery's ("CSL's") April 8, 1998 Super Lotto drawing. That drawing resulted in the award of a $102 million jackpot, which was split evenly among three holders of tickets bearing the winning numbers. Plaintiffs here claim to have purchased a ticket for that drawing with the same winning numbers; the computer records of the Company and the CSL reveal that the ticket plaintiffs hold was purchased after the close of sales for that drawing, and after the winning numbers were announced. If plaintiffs had purchased a winning ticket in the relevant drawing, they would have a claim against the CSL for one-fourth of that jackpot amount, i.e., approximately $25.5 million. In their complaint, they attempt to state a claim against both the CSL (and its Commission and the State of California) and the Company for $104 million, apparently their approximation of the full amount of the jackpot. They also seek to have this amount trebled, alleging that the defendants' conduct in denying plaintiffs' claim to the jackpot was racially motivated, and they seek various other amounts, including emotional distress damages and attorney fees. The Company believes that this complaint, and the allegations underlying the complaint, are wholly without merit. The Company intends to defend itself vigorously in these proceedings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Holding's security holders during the last quarter of fiscal 2000.

ADDITIONAL INFORMATION

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

                        EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of Holdings as of April 28, 2000 are:

Name                  Age    Position
William Y. O'Connor   55     Chairman (since February 1998), Chief Executive
                             Officer (since July 1997), President (from December
                             1994 until March 2000) and director (since July
                             1995). Mr. O'Connor also served as Chief Operating
                             Officer from December 1994 until March 1998.
                             Previously, Mr. O'Connor was the President and
                             Chief Executive Officer of Ascom Timeplex, a
                             telecommunications company, from 1992 to 1994 and
                             prior to that was Corporate Senior Vice President
                             and President of the Broadband Communications Group
                             of Scientific-Atlanta, Inc. from 1987 to 1992.

Steven P. Nowick      46     Chief Operating Officer (since March 1998) and
                             President (since March 2000) and Senior Vice
                             President (from July 1997 until March 2000).
                             Previously, Mr. Nowick was President, Corporate
                             Product Management, of Ameritech Corporation, a
                             telecommunications company, from 1994 to 1997 and
                             Practice Leader with respect to telecommunications
                             and related areas of practice with Booz, Allen &
                             Hamilton, a consultancy, from 1992 to 1994.

David J. Calabro      50     Senior Vice President, with responsibility for the
                             Company's worldwide facilities management business,
                             since March 1999.  Previously, Mr. Calabro was
                             employed by Unisys Corporation, a leading provider
                             of information technology, from May 1995 through
                             February 1999 as its Vice President and General
                             Manager of the United States and Canada Public
                             Sector Market Group, and prior to that, was
                             Director of Business Operations (Government Systems
                             Group) from August 1987 through April 1995 for
                             Digital Equipment Corporation, a leading supplier
                             of computer goods and services.

Jean-Pierre Desbiens   49     Senior Vice President, with responsibility for
                              product sales and business development, since
                              August 1998.  Previously, Mr. Desbiens was
                              employed by BABN Technologies Inc., one of the
                              world's largest printers of lottery tickets, in a
                              series of increasingly responsible positions over
                              the course of 16 years including, from September
                              1990 until January 1998, as its President and
                              Chief Executive Officer.

Jaymin B. Patel        32     Senior Vice President and Chief Financial Officer
                              since January 2000. Previously, Mr. Patel was
                              employed by the Company in a series of
                              increasingly responsible positions including, from
                              April 1998 until January 2000, as GTECH's Vice
                              President, Financial Planning and Business
                              Evaluation.

Donald L. Stanford     49     Senior Vice President, with responsibility for
                              technology, for more than five years.

Donald R. Sweitzer     52     Senior Vice President - Government Relations since
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

                             ---------------------

For the purposes of calculating the aggregate market value of the shares of Common Stock of Holdings held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares beneficially owned by: directors, officers, and employees of and consultants to Holdings and GTECH. However, this should not be deemed to constitute an admission that all such persons or entities are, in fact, affiliates of Holdings, or that there are not other persons who may be deemed to be affiliates of Holdings. Further information concerning shareholdings of officers, directors and principal shareholders of Holdings will be included in Holdings' definitive proxy statement relating to its scheduled August 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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
Third Quarter (August 30 - November 28, 1998)        $28 13/16         $21 3/4
Fourth Quarter (November 29 - February 27, 1999)     $27 9/16          $20 5/16

FISCAL 2000                                                HIGH          LOW
First Quarter (February 28 - May 29, 1999)                $28 3/16     $22 1/8
Second Quarter (May 30 - August 28, 1999)                 $25 11/16    $22 5/8
Third Quarter (August 29 - November 27, 1999)             $25 15/16    $19 3/8
Fourth Quarter (November 28, 1999 - February 26, 2000)    $23 1/8      $19 3/8

The closing price of the Common Stock on the New York Stock Exchange on April 26, 2000 was $20. As of April 26, 2000, there were approximately 960 holders of record of the Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


The selected consolidated financial data below should be read in conjunction with Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the other financial information included in this report. The operating, balance sheet and per share data in the table are derived from the consolidated financial statements of the Company which were audited by independent auditors.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                       Fiscal Year Ended
                                                      ------------------------------------------------------------------------------
                                                      February 26,      February 27,     February 28,    February 22,   February 24,
                                                          2000              1999           1998 (a)         1997            1996
                                                      ------------     -------------    -------------    ------------   ------------
                                                                          (Dollars in thousands, except per share amounts)
OPERATING DATA:
Revenues:
      Services                                        $  860,419       $  887,395       $  868,522       $  789,534       $  686,043
      Sales of products                                  150,379           85,528          122,045          114,738           58,047
                                                      ----------       ----------       ----------       ----------       ----------
          Total                                        1,010,798          972,923          990,567          904,272          744,090

Gross Profit:
      Services                                           303,089          295,608          265,038          237,872          244,139
      Sales of products                                   48,426           25,703           48,230           47,297           13,595
                                                      ----------       ----------       ----------       ----------        ---------
          Total                                          351,515          321,311          313,268          285,169          257,734

Operating income                                         180,000          141,720 (b)       44,104 (c)      127,091          117,983
Interest expense, net of interest income                  25,523           23,326           24,578           16,388           12,107
Net income                                                93,585           89,063           27,214           77,803           66,627

PER SHARE DATA:
Basic                                                 $     2.58       $     2.17       $      .65       $     1.81       $     1.54
Diluted                                                     2.58             2.16              .64             1.80             1.53

OTHER DATA:
Earnings before depreciation, amortization,
      interest, taxes and other noncash charges       $  361,126       $  376,158       $  347,099       $  326,054       $  273,570
Cumulative number of lottery terminals
      shipped (d)                                        408,906          377,857          360,202          316,614          280,897
Number of lottery terminals sold                          13,293            4,921           11,963           13,609            3,658
Number of lottery customers at year-end                       82               81               78               79               74

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                                       $   28,253       $    3,755       $   27,371       $   36,914       $   21,414
Total assets                                             891,023          874,215        1,023,812          956,541          859,380
Long-term debt, less current portion                     349,400          319,078          453,587          382,499          382,930
Shareholders' equity                                     296,576          283,906          345,210          358,133          296,725


(a)  53-week year

(b) Includes a special charge of $15.0 million, or $.22 per basic share; $.21 per diluted share. See Note P to the Consolidated Financial Statements.

(c) Includes a special charge of $99.4 million, or $1.45 per basic share; $1.44 per diluted share. See Note P to the Consolidated Financial Statements.

(d) Terminals shipped represents lottery terminals sold under product sale contracts and lottery terminals supplied under service contracts.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged in or expects to be engaged in, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, (iv) the existence or effects of possible latent Y2K problems, and (v) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below and elsewhere in this report and in the Company's press releases and its subsequent Forms 10-Q and other reports and filings with the Securities and Exchange Commission.

General

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically at least five years in duration, and are generally based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product sales during fiscal 2001 will be in a range of $180.0 million to $200.0 million.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, the Company's Dreamport subsidiary ("Dreamport") provides gaming technology and a comprehensive array of management, development and strategic services to the gaming and entertainment markets. The Company's Europrint subsidiary is among the world's largest providers of media promotional games and the Company's IGI subsidiary has pioneered the development of interactive, televised lottery games. Also, during the second quarter of fiscal 1999, the Company established an Internet wagering subsidiary, Uwin!, to provide legal and secure Internet gaming solutions for government authorized wagering. Uwin! entered into contracts with two international customers in fiscal 2000.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Although the Company does not believe that it has engaged in any wrongdoing in connection with these matters, certain investigations that are conducted largely in secret may still be under way. Accordingly, the Company lacks sufficient information to determine with certainty their existence and ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from such investigations and related matters could have such a material adverse effect. See Note G to the Consolidated Financial Statements, Part I, Item 1, -- "Certain Factors That May Affect Future Performance -- Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 -- "Legal Proceedings" herein for further information concerning these matters and other contingencies.

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 2000 was a 52-week year.

All references to the Consolidated Financial Statements of the Company and Notes thereto are to those financial statements and notes thereto included in Item 8 herein.

The following discussion should be read in conjunction with the table below.


                                                                               SUMMARY FINANCIAL DATA
                                                                                 Fiscal Year Ended
                                                        ---------------------------------------------------------------------------
                                                          February 26,                 February 27,                 February 28,
                                                             2000                          1999                        1998 (a)
                                                        ------------------         ---------------------         ------------------
                                                                              (Dollars in thousands)
Revenues:
     Services                                            $860,419     85.1%         $887,395        91.2%      $868,522        87.7%
     Sales of products                                    150,379     14.9            85,528         8.8        122,045        12.3
                                                        ---------    -----          --------       -----       --------       -----
         Total                                          1,010,798    100.0           972,923       100.0        990,567       100.0

Costs and expenses:
     Costs of services (b)                                557,330     64.8           591,787        66.7        603,484        69.5
     Costs of sales (b)                                   101,953     67.8            59,825        69.9         73,815        60.5
                                                        ---------    -----          --------       -----       --------       -----
         Total                                            659,283     65.2           651,612        67.0        677,299        68.4
                                                        ---------    -----          --------       -----       --------       -----
Gross profit                                              351,515     34.8           321,311        33.0        313,268        31.6

Selling, general and administrative                       126,566     12.5           124,433        12.8        133,284        13.5
Research and development                                   46,053      4.6            40,158         4.1         36,498         3.7
                                                        ---------    -----          --------       -----       --------       -----
     Operating expenses                                   172,619     17.1           164,591        16.9        169,782        17.1

Special charge                                             (1,104)    (0.1)           15,000         1.5         99,382        10.0

Operating income                                          180,000     17.8           141,720        14.6         44,104         4.4

Other income (expense):
     Interest income                                        3,509      0.3             4,079         0.4          5,733         0.6
     Equity in earnings of unconsolidated affiliates        2,843      0.3             7,113         0.7         24,376         2.5
     Other income (expense)                                (1,343)    (0.1)           25,447         2.6            711         0.1
     Interest expense                                     (29,032)    (2.9)          (27,405)       (2.8)       (30,311)       (3.1)
                                                        ---------    -----          --------       -----       --------       -----
Income before income taxes                                155,977     15.4           150,954        15.5         44,613         4.5

Income taxes                                               62,392      6.1            61,891         6.3         17,399         1.8
                                                        ---------    -----          --------       -----       --------       -----
Net income                                                $93,585      9.3%          $89,063         9.2%       $27,214         2.7%
                                                        =========    =====          ========       =====       ========       =====



(a)  53-week year

(b)  Percentages are computed based on cost as a percentage of related revenue.

Special Charges

In the fourth quarter of fiscal 1998 the Company's Board of Directors approved a plan of repositioning and restructuring of the Company's operations (the "Plan") and the Company recorded a $99.4 million special charge ($60.6 million after-tax, or $1.45 per basic share; $1.44 per diluted share) related to the execution of the Plan. The special charge consisted principally of costs to exit the electronic benefits transfer ("EBT") business conducted by the Company's Transactive subsidiary ("Transactive"). In addition, the special charge included costs associated with a worldwide workforce reduction, contractual obligations in connection with the departures of the Company's former Chairman and Vice-Chairman from the Company and asset impairment charges relating to two of the Company's lottery contracts.

In February 1998, the Company entered into an asset purchase agreement with Citicorp Services, Inc. ("Citicorp") to sell EBT contracts and certain related assets held by Transactive. The United States Department of Justice commenced a legal action seeking to enjoin the consummation of the transaction, and in January 1999 Citicorp terminated the agreement. Principally as a result of this contract termination, the Company recorded an additional special charge in the fourth quarter of fiscal 1999 of $15.0 million ($8.9 million after-tax, or $.22 per basic and diluted share) in order to write down the assets held for sale to their net realizable value. The proposed sale did not include the contracts or assets in connection with Transactive's provision of benefit identification cards to the state of New York, electronic payment file transfer services to the city of New York, or hunting, fishing and recreational licenses to the state of Texas. The Company plans to continue to honor those contracts and Transactive's EBT contracts, but has decided not to pursue new opportunities in those areas or seek new United States EBT contracts.

In the fourth quarter of fiscal 2000, the Company recorded a $1.1 million reduction in the special charge resulting from prudent management of severance costs and attrition at Transactive.



Results of Operations

COMPARISON OF FISCAL 2000 WITH 1999

Revenues for fiscal 2000 were $1.010 billion, representing a $37.9 million, or 3.9%, increase over revenues of $972.9 million in fiscal 1999.

Service revenues, including lottery and other services, in fiscal 2000 were $860.4 million, representing a $27.0 million, or 3.0%, decrease from the $887.4 million of service revenues in fiscal 1999. This decrease reflects a 6.3% decline in domestic lottery service revenues, which were partially offset by a 1.3% increase in international lottery service revenues.

In fiscal 2000, lottery sales by the Company's domestic customers declined approximately 4.0% compared with fiscal 1999, primarily reflecting lower sales in Texas, the temporary suspension of Quick Draw in New York and lower jackpot activity. This decline, coupled with the loss of the Company's Indiana lottery contract and contractual rate changes, resulted in a 6.3% decline in the Company's domestic service revenues.

Lottery sales by the Company's international customers increased 14.6% in fiscal 2000 compared with fiscal 1999, driven primarily by growth in Brazil, Germany, the Czech Republic, Poland and Mexico. This increase, coupled with contractual rate increases in Brazil, was almost fully offset by the impact of the reduction in the dollar value of foreign currencies, resulting in a 1.3% increase in the Company's international lottery service revenues.

Product sales were $150.4 million in fiscal 2000, an increase of $64.9 million over the $85.5 million of product sales in fiscal 1999. This increase was primarily driven by sales of equipment to South Africa, an online lottery system to Israel and a new PRO:SYS central system, including instant ticket validation capabilities to Sweden. The Company sold approximately 13,300 lottery terminals during fiscal 2000, compared to approximately 4,900 lottery terminals during fiscal 1999.

Gross margins on service revenues improved from 33.3% in fiscal 1999 to 35.2% in fiscal 2000 due to improved margins from the Company's operations in Brazil. While the Company's service cost structure will continue to benefit from ongoing reengineering efforts, the Company expects that gross margins on service revenues will be in a range of 33% to 34% in fiscal 2001, primarily due to start up costs associated with the implementation of new international lottery systems as well as the high level of jackpot activity experienced in fiscal 2000.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales increased from 30.1% in fiscal 1999 to 32.2% in fiscal 2000, primarily due to equipment sales to South Africa, partially offset by lower margins on new online lottery systems installed in fiscal 2000. Product gross margins are expected to be in a range of 23% to 25% in fiscal 2001, primarily due to the high number of central systems anticipated to be sold in fiscal 2001 that have historically carried lower margins.

Selling, general and administrative expenses in fiscal 2000 were $126.6 million, representing a $2.2 million, or 1.7%, increase from the $124.4 million incurred in fiscal 1999. This modest increase was primarily attributable to the Company's customer and industry conference held during the second quarter of fiscal 2000. This conference is held every other year. As a percentage of revenues, selling, general and administrative expenses were 12.5% and 12.8% during fiscal 2000 and 1999, respectively.

Research and development expenses in fiscal 2000 were $46.1 million, representing a $5.9 million, or 14.7%, increase over research and development expenses of $40.2 million in fiscal 1999. This increase reflects development activities associated with the Company's next generation lottery operating system and terminals, along with increased spending by Dreamport on a number of new products in the development pipeline. As a percentage of revenues, research and development expenses were 4.6% and 4.1% during fiscal 2000 and 1999, respectively.

Equity in earnings of unconsolidated affiliates in fiscal 2000 was $2.8 million, a decrease of $4.3 million from the $7.1 million earned during fiscal 1999. This decrease resulted principally from the Company's sale, in April 1998, of its 22.5% equity interest in Camelot Group plc ("Camelot").

Other expense in fiscal 2000 was $1.3 million, and comprises net foreign exchange losses associated with the Company's global asset protection and foreign exchange management programs designed to protect future cash flows, partially offset by the amortization of the gain on the sale of Camelot, which is being amortized over the remaining period of Camelot's operating license, due to expire in September 2001. The foreign exchange losses during fiscal 2000 were more than offset by higher cash gross margin from the Company's foreign operations due to stronger than expected foreign currencies relative to the United States dollar. Other income of $25.4 million in fiscal 1999 principally comprised foreign exchange gains associated with the Company's global asset protection and foreign exchange management programs, as well as the amortization of the gain on the sale of Camelot. As a result of the material devaluation that took place in Brazil in January 1999 and the hedging strategy that the Company had in place at the time, the Company recognized a one-time foreign exchange gain of approximately $17.0 million.

Interest expense in fiscal 2000 was $29.0 million, an increase of $1.6 million over interest expense of $27.4 million incurred during fiscal 1999. This increase was primarily due to higher average debt outstanding under the Company's revolving credit facility.

The Company's effective income tax rate decreased from 41% in fiscal 1999 to 40% in fiscal 2000 due principally to lower state taxes and increased Research and Development tax credits. The Company's effective income tax rate was greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.


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

Worldwide sales by the Company's lottery customers increased approximately 5% in fiscal 1999 versus fiscal 1998. Incorporating rate and currency changes, the Company's total lottery service revenues grew 1.4%. The weakening of foreign currencies affected fiscal 1999 lottery service revenues. However, these effects were offset by gains from financial hedges, reflected in other income. Had average exchange rates in fiscal 1998 continued throughout fiscal 1999, service revenues would have been approximately $30.0 million higher than reported.

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

Research and development expenses in fiscal 1999 were $40.2 million, representing a $3.7 million, or 10%, increase over research and development expenses of $36.5 million in fiscal 1998. This increase reflects costs associated with the continuing development of the Company's Internet wagering platform, as well as an increase in the number of new products in the development pipeline. As a percentage of revenues, research and development expenses were 4.1% and 3.7% during fiscal 1999 and 1998, respectively.

Interest income in fiscal 1999 was $4.1 million, a decrease of $1.6 million from interest income of $5.7 million earned during fiscal 1998. During fiscal 1998, the Company had higher dollar-denominated cash balances on hand in Brazil than in fiscal 1999 to fund the online lottery system implementation that was completed for Caixa Economica Federal, Latin America's largest financial institution, in fiscal 1998.

Equity in earnings of unconsolidated affiliates in fiscal 1999 was $7.1 million, a decrease of $17.3 million from the $24.4 million earned during fiscal 1998. This decrease resulted principally from the Company's sale, in April 1998, of its 22.5% equity interest in Camelot back to Camelot for $84.9 million. The book value of the Company's Camelot investment at the time of sale was $51.8 million. A portion of the cash received by the Company would have to be returned to Camelot in the event that Camelot's operating license is revoked for certain reasons determined to be attributable to the Company. Accordingly, the Company has deferred the recognition of the gain from the sale of its investment and is recognizing such gain ratably over the remaining period of Camelot's operating license, due to expire in September 2001. The sale of this equity interest does not affect the Company's position as the principal supplier of goods and services to Camelot, but has reduced the Company's equity in earnings of unconsolidated affiliates.

Other income in fiscal 1999 was $25.4 million, an increase of $24.7 million over the $.7 million earned in fiscal 1998. Other income in fiscal 1999 includes foreign exchange gains associated with the Company's global asset protection and foreign exchange management programs, as well as the amortization of the gain on the sale of Camelot. The Company, through its asset protection strategy, avoided a cash loss in Brazil by investing accumulated cash in dollar-denominated investments while awaiting government approvals to repatriate these dollars to the United States. Subsequent to February 27, 1999, government approval was obtained and this cash was repatriated. The success of the Company's foreign exchange management program offset approximately 90% of the gross profit erosion that resulted from the year-to-year weakening of foreign currencies.

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


Changes in Financial Position, Liquidity and Capital Resources

During fiscal 2000, the Company generated $230.8 million of cash from operations. This cash was used principally to fund the purchase of $128.6 million of systems, equipment and other assets relating to contracts and to repurchase $98.7 million of the Company's common stock.

Trade accounts receivable increased by $8.7 million, from $106.7 million at February 27, 1999 to $115.4 million at February 26, 2000, primarily due to a higher level of product sales in the fourth quarter of fiscal 2000 compared to the fourth quarter of fiscal 1999.

Inventories increased by $5.5 million, from $61.9 million at February 27, 1999 to $67.4 million at February 26, 2000, primarily due to spending related to product sales expected to be delivered during the first half of fiscal 2001.

Current deferred income taxes decreased by $13.6 million, from $29.4 million at February 27, 1999 to $15.8 million at February 26, 2000 and noncurrent deferred income tax liabilities decreased by $11.8 million, from $18.5 million at February 27, 1999 to $6.7 million at February 26, 2000, primarily due to reclassifications to match deferred income taxes with the related asset or liability on the balance sheet.

Investments in and advances to unconsolidated affiliates increased by $15.1 million, from $10.8 million at February 27, 1999 to $25.9 million at February 26, 2000, primarily due to the Company's investment in and advances to Uthingo, the consortium that holds the license to operate the South African National Lottery, along with a 33% investment in Turfway Park, LLC, a joint venture that operates a thoroughbred racing and simulcasting facility in Kentucky.

The special charge accrual decreased by $6.1 million in fiscal 2000, due to scheduled severance and related payments along with the release of approximately $1.1 million of the accrual resulting from prudent management of severance costs and attrition at the Company's Transactive subsidiary.

Accounts payable increased $9.7 million, from $43.4 million at February 27, 1999 to $53.1 million at February 26, 2000, primarily due to the higher level of inventory at February 26, 2000 relative to February 27, 1999, along with the timing of payments relating to ongoing lottery system installations.

Accrued expenses decreased $10.7 million, from $55.6 million at February 27, 1999 to $44.9 million at February 26, 2000, primarily due to the abolishment of certain tax obligations resulting from a change in United Kingdom legislation along with the fulfillment of certain warranty obligations associated with the United Kingdom lottery contract.

Income taxes payable (which are reported net of income tax refunds receivable) decreased by $8.5 million, from $57.9 million at February 27, 1999 to $49.4 million at February 26, 2000. This decrease was primarily due to the timing of income tax payments, including those related to the sale of the Company's investment in Camelot in April 1998.

The Company's business is capital-intensive. Although it is not possible to estimate precisely due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2001 will be in a range of $160.0 million to $180.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. As of April 1, 2000, the Company had utilized approximately $40.0 million of its $400.0 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to fund anticipated internal growth in the foreseeable future.


Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during fiscal 2000 or fiscal 1999.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At February 26, 2000 and February 27, 1999, the estimated fair value of the Company's fixed rate debt, as determined by an independent investment banker, approximated $293.9 million and $313.4 million, respectively. After taking into consideration $150.0 million of interest rate swaps in effect at February 26, 2000, a hypothetical 10% increase in interest rates would change the estimated fair value of the Company's fixed rate debt to $290.5 million and a hypothetical 10% decrease in interest rates would change the estimated fair value of the Company's fixed rate debt to $297.2 million. Comparatively, a hypothetical 10% increase in interest rates would change the estimated fair value of the Company's fixed rate debt to $305.1 million and a hypothetical 10% decrease in interest rates would change the estimated fair value of the Company's fixed rate debt to $322.0 million at February 27, 1999.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

The Company uses various techniques to reduce the risk associated with future increases in interest rates, including entering into interest rate swaps and the private placement of seven- and 10-year fixed rate debt on May 29, 1997.


Foreign Currency Exchange Rates

Foreign exchange exposures arise from current transactions and anticipated transactions denominated in a currency other than an entity's functional currency and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts.

The Company seeks to manage its foreign exchange risk by attempting to secure payment from its customers in United States dollars, by sharing risk with its customers, by utilizing foreign currency borrowings, by leading and lagging receipts and payments and by entering into foreign currency exchange and option contracts. In addition, a significant portion of the costs attributable to the Company's foreign currency revenues are payable in the local currencies. Whenever possible, the Company negotiates clauses into its contracts that allow for price adjustments should a material change in foreign exchange rates occur.

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At February 26, 2000 and February 27, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $16.3 million and $17.0 million, respectively, which would be recorded in the equity section of the Company's balance sheet.

At February 26, 2000 and February 27, 1999, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $3.4 million and $.8 million, respectively, which would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At February 26, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2001 by $12.1 million. Comparatively, at February 27, 1999, the result of a hypothetical 10% adverse change in foreign exchange rates would have resulted in a net reduction of cash flows from anticipatory transactions of $13.1 million in fiscal 2000. The percentage of fiscal 2000 and fiscal 1999 anticipatory transactions that were hedged varied throughout each fiscal year, but averaged 73% in fiscal 2000 compared to 65% in fiscal 1999.

As of February 26, 2000, the Company had contracts for the sale of foreign currency of approximately $87.7 million (primarily Spanish pesetas, South African rand and Irish punts) and the purchase of foreign currency of approximately $66.7 million (primarily pounds sterling), compared to contracts for the sale of foreign currency of approximately $80.3 million (primarily Spanish pesetas, Mexican pesos and Brazilian reals) and the purchase of foreign currency of approximately $71.1 million (primarily pounds sterling) at February 27, 1999.


IMPACT OF YEAR 2000

The Company began its Y2K remediation program in 1997. Since that time, the Company has spent approximately $23.0 million and devoted more than 200,000 person-hours to ensure that Y2K did not interrupt service. The project, the largest in the Company's history, involved managing not only the Company's own systems, but also numerous other lottery and third-party systems, as well as telecommunications networks in 37 different countries. As a result of those planning and implementation efforts, the Company experienced no disruptions in service or downtime with its systems. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

                         Report of Independent Auditors

Board of Directors and Shareholders
GTECH Holdings Corporation

We have audited the accompanying consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 26, 2000 and February 27, 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Camelot Group plc, (an entity in which the Company had a 22.5% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1998 consolidated financial statements of the Company relates to data included for Camelot Group plc, it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTECH Holdings Corporation and subsidiaries at February 26, 2000 and February 27, 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the United States.



                                                    ERNST & YOUNG LLP

Boston, Massachusetts
March 27, 2000

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

Accounting principles generally accepted in the United Kingdom vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of net income expressed in pounds sterling for the years ended January 31, 1998 and February 1, 1997 and the determination of shareholders' equity also expressed in pounds sterling at January 31, 1998 and February 1, 1997 to the extent summarised in footnote 24 to the financial statements.

Price Waterhouse
Chartered Accountants
London, England
March 23, 1998

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                              February 26,    February 27,
                                                                                                  2000             1999
                                                                                              -----------     ------------
                                                                                                (Dollars in thousands)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                  $  11,115        $   7,733
    Trade accounts receivable                                                                    115,358          106,693
    Sales-type lease receivables                                                                  10,110            6,743
    Inventories                                                                                   67,418           61,893
    Deferred income taxes                                                                         15,853           29,419
    Other current assets                                                                          19,346           14,047
                                                                                               ---------        ---------
                        TOTAL CURRENT ASSETS                                                     239,200          226,528

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                        375,918          397,561

GOODWILL                                                                                         130,710          135,662

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                          25,898           10,801

OTHER ASSETS                                                                                     119,297          103,663
                                                                                               ---------        ---------
                        TOTAL ASSETS                                                           $ 891,023        $ 874,215
                                                                                               =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                           $  53,103        $  43,402
    Accrued expenses                                                                              44,898           55,609
    Special charge                                                                                    --            6,058
    Employee compensation                                                                         30,057           27,379
    Advance payments from customers                                                               33,438           30,458
    Income taxes payable                                                                          49,382           57,907
    Current portion of long-term debt                                                                 69            1,960
                                                                                               ---------        ---------
                        TOTAL CURRENT LIABILITIES                                                210,947          222,773

LONG-TERM DEBT, less current portion                                                             349,400          319,078

OTHER LIABILITIES                                                                                 27,363           29,908

DEFERRED INCOME TAXES                                                                              6,737           18,550

COMMITMENTS AND CONTINGENCIES                                                                         --               --

SHAREHOLDERS' EQUITY:
    Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued              --               --
    Common Stock, par value $.01 per share--150,000,000 shares authorized,
     44,171,315 and 44,152,565 shares issued; 34,804,004 and 38,722,063 shares
      outstanding at February 26, 2000 and February 27, 1999, respectively                           442              442
    Additional paid-in capital                                                                   176,750          176,434
    Equity carryover basis adjustment                                                             (7,008)          (7,008)
    Accumulated other comprehensive income                                                       (69,493)         (84,842)
    Retained earnings                                                                            437,830          345,018
                                                                                               ---------        ---------
                                                                                                 538,521          430,044
    Less cost of 9,367,311 and 5,430,502 shares in treasury at
      February 26, 2000 and February 27, 1999, respectively                                     (241,945)        (146,138)
                                                                                               ---------        ---------
                                                                                                 296,576          283,906
                                                                                               ---------        ---------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 891,023        $ 874,215
                                                                                               =========        =========


See Notes to Consolidated Financial Statements

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS



                                                                             Fiscal Year Ended
                                                          -------------------------------------------------------
                                                          February 26,         February 27,          February 28,
                                                             2000                 1999                   1998 (a)
                                                          -----------          -----------           ------------
                                                             (Dollars in thousands, except per share amounts)
Revenues:
    Services                                             $   860,419           $   887,395           $   868,522
    Sales of products                                        150,379                85,528               122,045
                                                         -----------           -----------           -----------
                                                           1,010,798               972,923               990,567
Costs and expenses:
    Costs of services                                        557,330               591,787               603,484
    Costs of sales                                           101,953                59,825                73,815
                                                         -----------           -----------           -----------
                                                             659,283               651,612               677,299
                                                         -----------           -----------           -----------
Gross profit                                                 351,515               321,311               313,268

Selling, general and administrative                          126,566               124,433               133,284
Research and development                                      46,053                40,158                36,498
Special charge                                                (1,104)               15,000                99,382
                                                         -----------           -----------           -----------
Operating income                                             180,000               141,720                44,104

Other income (expense):
    Interest income                                            3,509                 4,079                 5,733
    Equity in earnings of unconsolidated affiliates            2,843                 7,113                24,376
    Other income (expense)                                    (1,343)               25,447                   711
    Interest expense                                         (29,032)              (27,405)              (30,311)
                                                         -----------           -----------           -----------
Income before income taxes                                   155,977               150,954                44,613

Income taxes                                                  62,392                61,891                17,399
                                                         -----------           -----------           -----------
Net income                                               $    93,585           $    89,063           $    27,214
                                                         ===========           ===========           ===========
                                                         -----------           -----------           -----------
Basic earnings per share                                 $      2.58           $      2.17           $       .65
                                                         ===========           ===========           ===========
                                                         -----------           -----------           -----------
Diluted earnings per share                               $      2.58           $      2.16           $       .64
                                                         ===========           ===========           ===========




See Notes to Consolidated Financial Statements

(a)  53-week year

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      Fiscal Year Ended
                                                                                            ----------------------------------------
                                                                                            February 26,  February 27,  February 28,
                                                                                               2000           1999          1998 (a)
                                                                                            -----------   -----------   ------------
                                                                                                    (Dollars in thousands)

OPERATING ACTIVITIES
Net income                                                                                  $  93,585      $  89,063      $  27,214
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and other intangibles amortization                                         179,123        193,467        200,100
      Goodwill amortization                                                                     6,253          5,854          4,668
      Special charge                                                                           (1,104)        15,000         99,382
      Deferred income taxes provision (benefit)                                                 1,753          9,868        (24,187)
      Equity in earnings of unconsolidated affiliates,
          net of dividends received                                                              (376)        (3,117)        (8,632)
      Foreign currency transaction losses (gains)                                                 900         (8,650)            --
      Other                                                                                       954          2,405          8,214
      Changes in operating assets and liabilities, net of effects of acquisitions:
          Trade accounts receivable                                                           (10,006)       (10,716)        17,907
          Inventories                                                                          (5,659)       (33,479)         7,693
          Special charge                                                                       (4,954)       (26,105)       (12,163)
          Other assets and liabilities                                                        (29,687)        52,692        (26,061)
                                                                                            ---------      ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     230,782        286,282        294,135

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts                       (128,618)      (121,198)      (283,542)
Acquisitions (net of cash acquired)                                                              (318)       (19,687)       (20,976)
Investments in and advances to unconsolidated affiliates                                      (16,209)          (529)        (5,414)
Cash received from affiliates                                                                      --          1,906          6,644
Proceeds from sale of investments                                                                  --         84,904             --
Other                                                                                         (19,198)       (22,627)       (20,592)
                                                                                            ---------      ---------      ---------
NET CASH USED FOR INVESTING ACTIVITIES                                                       (164,343)       (77,231)      (323,880)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                                  221,500        117,706        541,605
Principal payments on long-term debt                                                         (192,936)      (254,768)      (472,542)
Purchases of treasury stock                                                                   (98,747)       (70,757)       (40,221)
Other                                                                                           2,430          4,771         (2,108)
                                                                                            ---------      ---------      ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                          (67,753)      (203,048)        26,734

Effect of exchange rate changes on cash                                                         4,696         (6,520)          (724)
                                                                                            ---------      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                3,382           (517)        (3,735)

Cash and cash equivalents at beginning of year                                                  7,733          8,250         11,985
                                                                                            ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                    $  11,115      $   7,733      $   8,250
                                                                                            =========      =========      =========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest payments (net of amounts capitalized)                                          $  28,697      $  27,574      $  23,647
    Income tax payments                                                                        66,883         24,945         32,188
    Income tax refunds                                                                           (662)       (13,345)        (2,904)


See Notes to Consolidated Financial Statements

(a) 53-week year

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                     Equity           Accumulated
                                                                                  Additional       Carryover             Other
                                                  Outstanding        Common         Paid-in          Basis            Comprehensive
                                                    Shares           Stock          Capital         Adjustment           Income
                                                  -----------        ------       ----------       -----------        -------------
                                                                            (Dollars in thousands)

Balance at February 22, 1997                      42,490,770      $       438     $   169,705     $    (7,008)     $     1,472
Comprehensive income:
     Net income                                           --               --              --              --               --
     Other comprehensive income, net of tax:
         Foreign currency translation                     --               --              --              --           (1,514)

Comprehensive income
Treasury shares repurchased                       (1,283,600)              --              --              --               --
Shares issued under stock award plans                 12,226               --             387              --               --
Shares issued upon exercise of stock options          64,750                1           1,210              --               --
                                                  ----------      -----------     -----------     -----------      -----------
Balance at February 28, 1998                      41,284,146      $       439     $   171,302     $    (7,008)     $       (42)

Comprehensive income:
     Net income                                           --               --              --              --               --
     Other comprehensive income, net of tax:
         Foreign currency translation                     --               --              --              --          (85,094)
         Net gain on derivative instruments               --               --              --              --              294

Comprehensive income
Treasury shares repurchased                       (2,794,100)              --              --              --               --
Shares issued under stock award plans                  5,688               --             159              --               --
Shares reissued under stock award plans                2,079               --              --              --               --
Shares issued upon exercise of stock options         224,250                3           4,973              --               --
                                                  ----------      -----------     -----------     -----------      -----------
Balance at February 27, 1999                      38,722,063      $       442     $   176,434     $    (7,008)     $   (84,842)

Comprehensive income:
     Net income                                           --               --              --              --               --
     Other comprehensive income, net of tax:
         Foreign currency translation                     --               --              --              --           15,223
         Net gain on derivative instruments               --               --              --              --              126

Comprehensive income
Treasury shares repurchased                       (4,049,100)              --              --              --               --
Shares reissued under employee
     stock purchase and stock award plans            112,291               --              --              --               --
Shares issued upon exercise of stock options          18,750               --             316              --               --
                                                  ----------      -----------     -----------     -----------      -----------
Balance at February 26, 2000                      34,804,004      $       442     $   176,750     $    (7,008)     $   (69,493)
                                                  ==========      ===========     ===========     ===========      ===========




                                                        Retained        Treasury
                                                        Earnings          Stock          Total
                                                        --------        --------         -----
                                                                (Dollars in thousands)

Balance at February 22, 1997                         $   228,741      $   (35,215)     $   358,133
Comprehensive income:
     Net income                                           27,214               --           27,214
     Other comprehensive income, net of tax:
         Foreign currency translation                         --               --           (1,514)
                                                                                       -----------
Comprehensive income                                                                        25,700
Treasury shares repurchased                                   --          (40,221)         (40,221)
Shares issued under stock award plans                         --               --              387
Shares issued upon exercise of stock options                  --               --            1,211
                                                     -----------      -----------      -----------
Balance at February 28, 1998                         $   255,955      $   (75,436)     $   345,210

Comprehensive income:
     Net income                                           89,063               --           89,063
     Other comprehensive income, net of tax:
         Foreign currency translation                         --               --          (85,094)
         Net gain on derivative instruments                   --               --              294
                                                                                       -----------
Comprehensive income                                                                         4,263
Treasury shares repurchased                                   --          (70,757)         (70,757)
Shares issued under stock award plans                         --               --              159
Shares reissued under stock award plans                       --               55               55
Shares issued upon exercise of stock options                  --               --            4,976
                                                     -----------      -----------      -----------
Balance at February 27, 1999                         $   345,018      $  (146,138)     $   283,906

Comprehensive income:
     Net income                                           93,585               --           93,585
     Other comprehensive income, net of tax:
         Foreign currency translation                         --               --           15,223
         Net gain on derivative instruments                   --               --              126
                                                                                       -----------
Comprehensive income                                                                       108,934
Treasury shares repurchased                                   --          (98,747)         (98,747)
Shares reissued under employee
     stock purchase and stock award plans                   (773)           2,940            2,167
Shares issued upon exercise of stock options                  --               --              316
                                                     -----------      -----------      -----------
Balance at February 26, 2000                         $   437,830      $  (241,945)     $   296,576
                                                     ===========      ===========      ===========


See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: GTECH Holdings Corporation ("Holdings") conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only asset, an investment in GTECH Corporation ("GTECH"), its wholly owned subsidiary. The consolidated financial statements include the accounts of Holdings, GTECH, all majority and wholly owned subsidiaries and other entities controlled by GTECH (collectively referred to herein as the "Company"). Significant intercompany accounts and transactions have been eliminated in preparing the Consolidated Financial Statements. Investments in 20% to 50% owned affiliates, investments in corporate joint ventures and other entities that are not controlled by GTECH are accounted for using the equity method and investments in less than 20% owned affiliates are accounted for using the cost method.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

Industry Segment and Nature of Operations: The Company operates predominately in one business segment that provides online, high speed, highly secured transaction processing systems to the worldwide lottery industry. The Company's lottery service contracts are generally subject to a new competitive procurement process after the expiration of the contract term and any extensions thereof. The Company's business is highly regulated, and the competition to secure new government contracts is often intense.

Fiscal Year: The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 2000 and 1999 were 52-week years and fiscal 1998 was a 53-week year.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the second fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

Revenues from product sales or sales-type leases are recognized when installation is complete and the product is accepted by the customer. In those instances where the Company is not responsible for installation, revenue is recognized when the product is shipped.

Foreign Currency Translation: The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currencies into United States dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are reported in accumulated other comprehensive income, whereas gains or losses resulting from foreign currency transactions are included in results of operations. The Company recognized net foreign exchange gains (losses) of $(6,683,000), $15,268,000 and $(573,000) in fiscal 2000, 1999 and 1998, respectively, that are included as a component of other income in the Company's consolidated income statements.

For those foreign subsidiaries operating in a highly inflationary economy or having the United States dollar as their functional currency, nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at current rates. Translation adjustments are included in the determination of net income.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Research and Development: Research and development expenses are charged to operations as incurred.

Stock-Based Compensation: The Company grants stock options for a fixed number of shares of the common stock of Holdings ("Common Stock") to employees and nonemployee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants.

Derivatives: The Company uses derivative financial instruments principally to manage the risk of foreign currency exchange rate fluctuations and accounts for its derivative financial instruments in accordance with Financial Accounting Standards Board Statement 133, "Accounting for Derivative Instruments and Hedging Activities".

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

The Company records certain contracts used to protect the Company against foreign exchange risk on its variable service revenues at fair value in its consolidated balance sheet. The related gains or losses on these contracts are either deferred in shareholders' equity (accumulated other comprehensive income) or immediately recognized in earnings dependent on whether the contract can be treated as a hedge. The deferred gains and losses are subsequently recognized in earnings in the period that the related items being hedged are received and recognized in earnings. Contracts used to hedge assets and liabilities denominated in foreign currencies are recorded in the Company's consolidated balance sheet and the related gains or losses on these contracts are immediately recognized in earnings as a component of other income in the Company's consolidated income statements.

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

Capitalized Software Development Costs: Unamortized software development costs, included in systems, equipment and other assets relating to contracts and other assets in the Company's consolidated balance sheets, were $44,291,000 and $51,900,000 at February 26, 2000 and February 27, 1999, respectively. Related amortization expense amounted to $17,167,000, $12,821,000 and $7,457,000 in fiscal 2000, 1999 and 1998, respectively, and is included in cost of services in the Company's consolidated income statements.

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

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over periods ranging from seven to 40 years. As of February 26, 2000 and February 27, 1999, accumulated amortization was $36,271,000 and $30,018,000, respectively. Goodwill is periodically reviewed for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the businesses acquired. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value.


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

These acquisitions were accounted for using the purchase method of accounting, whereby the purchase prices were allocated to the assets acquired and liabilities assumed based on their respective fair values. Purchase price in excess of these fair values has been recorded as goodwill. The Company has included the operating results of these businesses in its consolidated results since the dates of acquisition.

Pro forma information has not been provided because on an individual and aggregate basis, the acquisitions were not material to the Company's operations.


NOTE C - INVENTORIES

Inventories consist of:

                                                    February 26, 2000      February 27, 1999
                                                    -----------------      -----------------
                                                             (Dollars in thousands)

Raw materials                                       $          23,623      $          30,245
Work in progress                                               42,701                 23,309
Finished goods                                                  1,094                  8,339
                                                    -----------------      -----------------
                                                    $          67,418      $          61,893
                                                    =================      =================

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS

Systems, equipment and other assets relating to contracts consists of:


                                                          February 26, 2000        February 27, 1999
                                                          -----------------        -----------------
                                                                   (Dollars in thousands)

Land and buildings                                       $            5,259        $           5,259
Computer terminals and systems                                    1,069,541                1,007,202
Furniture and equipment                                             110,734                  110,231
Contracts in progress                                                46,221                   34,991
                                                         ------------------        -----------------
                                                                  1,231,755                1,157,683
Less accumulated depreciation and amortization                      855,837                  760,122
                                                         ------------------        -----------------
                                                         $          375,918        $         397,561
                                                         ==================        =================




NOTE E - UNCONSOLIDATED AFFILIATES

The Company has a 10% interest in Uthingo Management Proprietary Limited ("Uthingo"), a 33.3% interest in Turfway Park, LLC ("Turfway"), a 40% interest in Lottery Technology Enterprises ("LTE"), a 50% interest in each of four joint ventures with Full House Resorts, Inc. ("Full House") and a 50% interest in Union Temporal de Empress ("UTE"). Uthingo is a corporate joint venture which holds the license to operate the South Africa National Lottery. Turfway operates a thoroughbred racing and simulcasting facility in Kentucky. LTE is a joint venture comprising the Company and District Enterprise for Lottery Technology Applications of Washington, D.C., that holds a contract with the District of Columbia Lottery and Charitable Games Control Board. The joint ventures with Full House are engaged in the financing and development of Native American and other casino gaming ventures. UTE is a joint venture comprising the Company and Luditec S.A. that provides facility management services to the Catalunya Lottery in Spain.

In addition, as of February 28, 1998, the Company had a 22.5% interest in Camelot Group plc ("Camelot"). Camelot is a consortium that operates the United Kingdom lottery and was the largest of the Company's unconsolidated affiliates. In April 1998, the Company sold its investment back to Camelot for $84,904,000. The book value of the Camelot investment at the time of the sale was $51,763,000. A portion of the cash received by the Company will have to be returned to Camelot in the event that Camelot's operating license is revoked for certain reasons determined to be attributable to the Company. Accordingly, the Company has deferred the recognition of the gain from the sale of its investment and is recognizing such gain ratably over the remaining period of Camelot's operating license, which is due to expire in September 2001. The deferred gain at February 26, 2000 and February 27, 1999 is included in advance payments from customers and other liabilities in the Company's consolidated balance sheets. The Company continues as the principal supplier of goods and services to Camelot. The Company's equity in the earnings of Camelot amounted to $2,624,000 and $20,988,000 in fiscal 1999 and 1998, respectively.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E - UNCONSOLIDATED AFFILIATES-(CONTINUED)

The following is a summary of the combined financial condition of the Company's unconsolidated affiliates along with their combined results of operations, for those investments held at the fiscal year end presented, used as the basis for applying the equity method of accounting:


                                                                  Fiscal Year Ended
                                       ------------------------------------------------------------------------
                                       February 26, 2000          February 27, 1999        February 28, 1998(a)
                                       -----------------          -----------------        --------------------
                                                               (Dollars in thousands)
Earnings data:
    Revenues                           $          53,016          $          34,950        $          9,098,191
    Gross (loss) profit                          (10,393)                     8,683                     295,169
    Net (loss) income                             (8,994)                     8,847                      99,833

Balance sheet data:
    Current assets                     $          15,689          $           4,659        $            757,944
    Noncurrent assets                            101,600                      7,452                     123,603
    Current liabilities                           43,544                      3,617                     599,365
    Noncurrent liabilities                        19,240                        169                      45,101

(a) Includes the 22.5% interest in Camelot, which the Company sold in April
    1998.

The Company's share of undistributed earnings of affiliated companies included in retained earnings was $2,633,000, $2,258,000 and $35,130,000 at February 26,
2000, February 27, 1999 and February 28, 1998, respectively. Dividends received from unconsolidated affiliates were $2,467,000, $3,996,000 and $15,744,000 in fiscal 2000, 1999 and 1998, respectively.


NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                                    February 26, 2000      February 27, 1999
                                                    -----------------      -----------------
                                                             (Dollars in thousands)

Revolving credit facility                           $          45,000      $          18,000
7.75% Series A Senior Notes due 2004                          150,000                150,000
7.87% Series B Senior Notes due 2007                          150,000                150,000
Other                                                           4,469                  3,038
                                                    -----------------      -----------------
                                                              349,469                321,038
Less current portion                                               69                  1,960
                                                    -----------------      -----------------
                                                    $        $349,400      $        $319,078
                                                    =================      =================

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE F - LONG-TERM DEBT-(CONTINUED)

The Company has an unsecured revolving credit facility of $400,000,000 expiring in June 2002 (the "Credit Facility"). At February 26, 2000, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 6.14%. The Company is required to pay a facility fee of .125% per annum on the total revolving credit commitment. The restrictive provisions of the Credit Facility include, among other things, requirements relating to the maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on the ability of the Company to make cash distributions on its Common Stock under certain circumstances. At February 26, 2000, under the most restrictive covenants, the Company had available $169,082,000 of retained earnings for the payment of dividends. The Company has never paid cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest earnings in the operation and expansion of the Company. The Company's 7.75% Series A Senior Notes due 2004 and 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes") are unsecured. Interest on each issue is payable semiannually in arrears.

Up to $100,000,000 of the Credit Facility may be used for the issuance of letters of credit. There were no letters of credit outstanding under the Credit Facility as of February 26, 2000. The Company had outstanding, at February 26, 2000, $66,656,000 of letters of credit issued outside of the Credit Facility. The weighted average annual cost for these letters of credit was .5%.

At February 26, 2000, long-term debt maturing over the next five fiscal years is as follows:


                        Fiscal Year                  (Dollars in thousands)
                        -----------
                        2001                                 $      69
                        2002                                         -
                        2003                                    49,400
                        2004                                         -
                        2005                                   150,000
                        Thereafter                             150,000


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

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Legal Matters

As previously reported, J. David Smith, a former sales manager of the Company, was convicted in the New Jersey U.S. District Court in October of 1996 of receiving kickbacks for his personal benefit from consultants to the Company. In October 1998, Mr. Smith was sentenced to a prison term which he is currently serving, and he was fined and ordered to pay restitution to the Company. The charges brought against Mr. Smith did not allege any wrongdoing on the part of the Company. In November 1998, the New Jersey U.S. Attorney's Office, which had brought the charges against Mr. Smith, advised the Company that the Company was not then the subject or target of any ongoing grand jury investigation by that office. In a related matter the previously reported civil damages suit brought by Joseph LaPorta (one of the consultants who was indicted along with J. David Smith but was found not guilty) against GTECH and one of its former Co-Chairmen was dismissed by the court by summary judgement in September 1999.

In 1995, the Texas U.S. Attorney's Office also issued grand jury document subpoenas to the Company, with which the Company complied, and the Company has not received any further subpoenas or requests for information since that time.

In February 1999, a witness appearing before the Moriarty Tribunal, an investigative body convened by the Irish Parliament and chaired by Mr. Justice Moriarty to investigate the business affairs generally of former Taoiseach (Prime Minister) of Ireland Charles Haughey, testified that in February 1993 Guy B. Snowden, then Chief Executive Officer of the Company, had invested pounds sterling 67,000 (approximately $100,000) of his personal funds in a company owned by Mr. Haughey's son. Mr. Haughey had resigned as Taoiseach in February 1992. In July 1992, the An Post Irish National Lottery Company, the Irish lottery authority (the "NLC"), issued a Request for Proposals respecting online and instant ticket lottery goods and services, and in September 1992 the Company, which was the then incumbent provider of lottery goods and services to the NLC under an agreement awarded to the Company in 1987, submitted a Proposal to the NLC in response to the NLC's Request for Proposals. In November 1992, the NLC selected the Company to provide online and instant ticket goods and services to the NLC under the terms of the competitive procurement and, following negotiations, a definitive agreement was entered into between the NLC and the Company in March 1993. The Tribunal has requested that the Company provide various documents regarding the Company's business in Ireland. The Company is cooperating with the Tribunal. In addition, the Company has made its own inquiry into the facts surrounding Mr. Snowden's investment and the extent, if any, of the Company's involvement in or knowledge of that investment. The Company's investigation has determined that no Company funds were used to make Mr. Snowden's investment, and there is no information to suggest that Mr. Snowden ever sought reimbursement for the investment from the Company. Further, there is no information to suggest that Mr. Snowden informed anyone else at the

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company of his investment at the time or that his investment was related in any way to the renewal of the Company's contract to supply systems and support to the NLC. Mr. Snowden has advised the Company through counsel that (i) his investment was a strictly personal one, (ii) the investment was made from his personal funds, (iii) he never sought reimbursement for any portion of his investment from the Company or any other entity, and (iv) his investment was not related to the NLC and was not intended to and did not influence the NLC's decision to renew the Company's contract.

No charges of wrongdoing have ever been brought against the Company by any grand jury or other governmental authority.

The Company does not believe that it has engaged in any wrongdoing in connection with these matters. However, since investigations are or may still be underway and, investigations of this type customarily are conducted in whole or in part in secret, the Company lacks sufficient information to determine with certainty their existence or ultimate scope and whether the government authorities will assert claims resulting from these or other investigations that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other governmental agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect.

The Company monitors, and occasionally affirmatively becomes involved in, litigation involving Indian gaming in states where such litigation may, directly or indirectly, concern or call into question the legal rights and operations of state lotteries to which the Company provides contract services. The purpose of this effort is to protect state lottery interests, and thus the Company's revenue streams, from service contracts. As previously publicly reported, one such piece of litigation is Rumsey Indian Rancheria v. Wilson, currently pending in the Ninth Circuit Court of Appeals on appeal from the U.S. District Court For the Eastern District of California, which involves a suit by several California Indian tribes against the State and Governor of California under the federal Indian Gaming Regulatory Act ("IGRA"). The Indian Tribes claimed in the District Court that certain elements of the California State Lottery (which is a customer of the Company)("CSL") and the equipment on which it is run involve the operation of slot machines and, therefore, under IGRA, the tribes also must be permitted to operate slot machines. The State of California argued at times that the CSL does not involve the operation of slot machines; however, the State at times appeared to be taking the position that, if and to the extent the CSL does involve the operation of slot machines, it must be terminated because the CSL is not exempt from the California law prohibiting the operation of slot machines. The Company filed amicus curiae briefs in the District Court arguing that the CSL does not involve the operation of slot machines and that even if it does, the CSL is exempt from the State law prohibition on slot machines. In September 1998, the District Court entered summary judgment

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the defendants, without addressing whether or not the CSL operates slot machines. In October 1998, the Indian tribes appealed the District Court's decision to the Ninth Circuit Court of Appeals. Since March 1999, the Ninth Circuit has stayed briefing in the case, first pending the outcome of legal action challenging California's first Indian gaming initiative, Proposition 5, and then pending the outcome of another Indian gaming initiative, Proposition 1A, which was designed to eliminate the state constitutional problem that the state Supreme Court found in Proposition 5. Proposition 1A has now passed, it appears that no legal challenges to it have been filed, and briefing in Rumsey remains stayed. Proposition 1A effectively legalizes the operation by Indian tribes of various forms of gaming that are otherewise illegal in California, subject to certain conditions that appear agreeable to most or all tribes. If Proposition 1A is not challenged, or if it survives any challenge, it appears likely that the Rumsey case will not again become active and may be voluntarily dismissed by the tribes, thus eliminating any need for the Company to intervene in the case. There can be no assurance that this will be the case, however, and the Company intends to continue to monitor developments and may seek to intervene in this litigation, if the Company deems it to be appropriate under the circumstances.

In April 1999, the Company was served with a lawsuit entitled Pantaleon Arellano, et.al. and Estelle Arellano v. The California State Lottery, et, al, in California Superior Court (Orange County), which was filed in March, 1999. In this action, plaintiffs are a brother and sister who claim to have purchased a winning ticket in the California State Lottery's ("CSL's") April 8, 1998 Super Lotto drawing. That drawing resulted in the award of a $102 million jackpot, which was split evenly among three holders of tickets bearing the winning numbers. Plaintiffs here claim to have purchased a ticket for that drawing with the same winning numbers; the computer records of the Company and the CSL reveal that the ticket plaintiffs hold was purchased after the close of sales for that drawing, and after the winning numbers were announced. If plaintiffs had purchased a winning ticket in the relevant drawing, they would have a claim against the CSL for one-fourth of that jackpot amount, i.e., approximately $25.5 million. In their complaint, they attempt to state a claim against both the CSL (and its Commission and the State of California) and the Company for $104 million, apparently their approximation of the full amount of the jackpot. They also seek to have this amount trebled, alleging that the defendants' conduct in denying plaintiffs' claim to the jackpot was racially motivated, and they seek various other amounts, including emotional distress damages and attorney fees. The Company believes that this complaint, and the allegations underlying the complaint, are wholly without merit. The Company intends to defend itself vigorously in these proceedings.

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

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE H - STOCK OPTION AND PURCHASE PLANS

The Company has four stock option plans that provide for the granting of incentive stock options and nonqualified stock options to officers and other key employees of the Company and nonemployee members of the Company's Board of Directors. All current outstanding options are nonqualified stock options. The options granted under these plans are to purchase Common Stock at a price not less than fair market value at the date of grant. The 1997 employee stock option plan and 1999 Nonemployee Directors' Stock Option Plan are the only plans under which stock options may still be granted. The Company is authorized to grant options for up to 3,040,000 shares of Common Stock under these plans, and at February 26, 2000, 2,038,000 options had been granted. Employee options generally become exercisable ratably over a four-year period from date of grant and expire 10 years after date of grant unless an earlier expiration date is set at time of grant. Nonemployee director options are exercisable approximately one year after date of grant and expire five years after date of grant. Both employee and nonemployee directors' stock options are subject to possible earlier exercise and termination in certain circumstances.

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Accordingly, no compensation expense has been recognized. Had compensation expense for options granted under the plans after February 25, 1995 been determined based on the estimated fair value at the grant dates for awards under the plan, the Company's pro forma net income and basic and diluted earnings per share for fiscal 2000, 1999 and 1998 would have been $89,936,000 and $2.48 and $2.48, respectively, $85,797,000 and $2.09 and $2.09, respectively, and $25,267,000 and $.60 and $.60, respectively.

The fair value of options granted after February 25, 1995 under the plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2000, 1999 and 1998, respectively: risk-free interest rates of 5.21%, 5.77% and 6.14%; volatility factors of the expected market price of the Company's common stock of .35, .40, and .28; and a weighted-average expected life of the option of 5.4 years, 5.3 years and 6.5 years. The Company did not assume a dividend yield for fiscal 2000, 1999 or 1998. Under these assumptions, the weighted-average fair value of an option to purchase one share granted in fiscal 2000, 1999 and 1998, respectively, was approximately $10, $15 and $13.

The Company's stock option activity and related information is summarized as follows:

                                                                            Fiscal Year Ended
                                   -------------------------------------------------------------------------------------------
                                          February 26, 2000               February 27, 1999              February 28, 1998
                                   -----------------------------    -----------------------------    -------------------------
                                                      Weighted                         Weighted                       Weighted
                                      Shares           Average         Shares           Average       Shares           Average
                                      Under           Exercise          under          Exercise        under          Exercise
                                     Options            Price          Options          Price         Options          Price
                                   -----------     -------------    ------------    -------------    -----------    ----------
Outstanding at beginning of year    2,083,300      $    29.255        1,501,550      $   25.127       1,356,175     $   23.462

Granted                             1,075,500           24.794        1,012,500          34.044         252,000         32.392
Exercised                             (18,750)          16.875         (228,750)         22.295         (60,250)        18.043
Forfeited                            (315,875)          28.624         (202,000)         30.458         (46,375)        25.112
                                   -----------                      ------------                      ----------
Outstanding at end of year          2,824,175      $    27.709        2,083,300      $   29.255       1,501,550     $   25.127
                                   ===========                      ============                      ==========

Exercisable at end of year          1,176,800      $    26.617          890,550      $   24.220         731,425     $   23.063

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - STOCK OPTION AND PURCHASE PLANS - (CONTINUED)

Exercise prices for options outstanding under the plans are summarized as follows:

                                            Weighted Average
                                        -----------------------                 Weighted
                                         Remaining                               Average
       Range of             Options     Contractual    Exercise      Options    Exercise
    Exercise Prices       Outstanding   Life (Years)     Price     Exercisable    Price
  -----------------      ------------   ------------   --------    -----------  ---------

  February 26, 2000

   $16.88 - $22.19          341,300         5.1      $  18.590       326,300    $ 18.507
   $24.06 - $25.31          961,500         8.9         24.919          -            -
   $25.69 - $35.28        1,521,375         6.9         31.518       850,500      29.729
                          ---------                                ---------
                          2,824,175                                1,176,800
                          =========                                =========

  February 27, 1999

   $16.88 - $22.19          349,175         5.8      $  18.400       348,300    $ 18.390
   $25.69 - $35.28        1,734,125         7.9         31.441       542,250      27.965
                          ---------                                ---------
                          2,083,300                                  890,550
                          =========                                =========



In July 1998 shareholders approved the GTECH Holdings Corporation 1998 Employee Stock Purchase Plan (the "Plan") that allows substantially all full-time employees to acquire shares of Common Stock through payroll deductions over six-month offering periods (May 1 and November 1). The purchase price is equal to 85% of the shares' fair market value on either the first or last day of the offering period, whichever is lower. Purchases are limited to 10% of an employee's salary, up to a maximum of $25,000 per calendar year. The Plan expires upon the earlier of July 31, 2003 or the date the shares provided by the Plan have been purchased. A total of 750,000 treasury shares are available for purchase under the Plan. At February 26, 2000, 106,203 shares of Common Stock had been issued under the Plan.


NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                  Fiscal Year Ended
                                             ------------------------------------------------------------
                                             February 26, 2000    February 27, 1999     February 28, 1998
                                             -----------------    -----------------     -----------------
                                              (Dollars and shares in thousands, except per share amounts)
Numerator:
    Net income                               $          93,585    $          89,063      $         27,214

Denominator:
    Weighted average shares - Basic                     36,217               40,957                41,887

    Effect of dilutive securities:
      Employee stock options                                43                  188                   342
                                             -----------------       ---------------     ----------------
    Weighted average shares - Diluted                   36,260               41,145                42,229
                                             =================       ===============     ================
Basic earnings per share                     $            2.58       $         2.17      $            .65
                                             =================       ===============     ================
Diluted earnings per share                   $            2.58       $         2.16      $            .64
                                             =================       ===============     ================

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - INCOME TAXES

The components of income before income taxes were as follows:

                                                        Fiscal Year Ended
                                -----------------------------------------------------------------
                                February 26, 2000        February 27, 1999      February 28, 1998
                                -----------------        -----------------      -----------------
                                                      (Dollars in thousands)

United States                   $          93,848        $         51,773       $           4,883
Foreign                                    62,129                  99,181                  39,730
                                -----------------        ----------------       -----------------
                                $         155,977        $        150,954       $          44,613
                                =================        ================       =================



Significant components of the provision for income taxes were as follows:

                                                         Fiscal Year Ended
                                -----------------------------------------------------------------
                                February 26, 2000        February 27, 1999      February 28, 1998
                                -----------------        -----------------      -----------------
                                                      (Dollars in thousands)
Current:
    Federal                     $          12,375        $          3,135       $          17,254
    State                                   5,780                   4,448                   5,154
    Foreign                                42,484                  44,440                  19,178
                                -----------------        ----------------       -----------------
       Total Current                       60,639                  52,023                  41,586
                                -----------------        ----------------       -----------------
Deferred:
    Federal                     $            (129)       $         14,216       $         (21,504)
    State                                     107                   2,521                  (2,683)
    Foreign                                 1,775                  (6,869)                     --
                                -----------------        ----------------       -----------------
       Total Deferred                       1,753                   9,868                 (24,187)
                                -----------------        ----------------       -----------------
    Total Provision             $          62,392        $         61,891       $          17,399
                                =================        ================       =================



Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                               February 26, 2000       February 27, 1999
                                                               -----------------       -----------------
                                                                         (Dollars in thousands)
Deferred tax assets:
   Special charge                                              $              --       $           8,104
   Accruals not currently deductible for tax purposes                     14,034                  16,177
   Cash collected in excess of revenue recognized                          5,398                   7,643
   Inventory reserves                                                      2,788                   1,806
   Other                                                                   5,578                   2,738
                                                               -----------------       -----------------
                                                                          27,798                  36,468
Deferred tax liabilities:
   Depreciation                                                          (15,553)                (21,666)
   Other                                                                  (3,129)                 (3,933)
                                                               -----------------       -----------------
                                                                         (18,682)                (25,599)
                                                               -----------------       -----------------
       Net deferred tax assets                                 $           9,116       $          10,869
                                                               =================       =================

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE J - INCOME TAXES-(CONTINUED)

Undistributed earnings of foreign subsidiaries, excluding accumulated net earnings of foreign subsidiaries that, if remitted, would result in little or no additional tax because of the availability of foreign tax credits, amounted to $5,600,000 at February 26, 2000. These earnings reflect full provision for foreign income taxes and are intended to be indefinitely reinvested in foreign operations. United States taxes that would be payable upon the remittance of these earnings are estimated to be $560,000.

The effective income tax rate on income before income taxes differed from the statutory federal income tax rate for the following reasons:

                                                                         Fiscal Year Ended
                                                  -------------------------------------------------------------
                                                  February 26, 2000      February 27, 1999    February 28, 1998
                                                  -----------------      -----------------    -----------------

Federal income tax using statutory rate                       35.0%                  35.0%                35.0%
State taxes, net of federal benefit                            2.5                    3.0                  3.6
Equity in earnings of unconsolidated
   affiliates                                                   .4                   --                    3.2
Nondeductible expenses                                         1.7                    1.6                  4.2
Goodwill                                                       1.1                    1.1                  3.7
Tax credits                                                   (1.0)                   (.8)                (6.5)
Other                                                           .3                    1.1                 (4.2)
                                                  -----------------      -----------------    -----------------
                                                              40.0%                  41.0%                39.0%
                                                  =================      =================    =================




NOTE  K - TRANSACTIONS WITH RELATED PARTIES

Sales of products and services to Camelot and the other members of the U.K. lottery consortium were $53,355,000 in fiscal 1998. In April 1998, the Company sold its 22.5% equity interest in Camelot (See Note E).

Sales of products and services to LTE were $3,598,000, $4,155,000 and $3,907,000 in fiscal 2000, 1999 and 1998, respectively. At February 26, 2000 and February 27, 1999, the Company had receivables of $682,000 and $278,000, respectively, from LTE.

Sales of products and services to Uthingo were $41,845,000 in fiscal 2000. At February 26, 2000 the Company had trade receivables of $12,092,000 and loans receivable of $9,151,000 from Uthingo.

At February 26, 2000 and February 27, 1999, the Company had a note receivable from Full House of $3,000,000. The note was interest free until January 25, 1998 and interest bearing thereafter at the prime rate. Interest is payable monthly. The principal balance of the note is due on January 25, 2001.

The Company paid rent of $3,510,000, $2,612,000 and $2,612,000 to West Greenwich Technology Associates Limited Partnership (that is 50% owned by the Company and 50% owned by an unrelated third party), in fiscal 2000, 1999 and 1998, respectively, for the Company's West Greenwich, Rhode Island corporate headquarters and research and development and main production facility. The agreement calls for rent payments to escalate to $3,531,000 beginning March 1, 2004.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE L - LEASES

The Company leases certain facilities, equipment and vehicles under noncancelable operating leases that expire at various dates through fiscal 2014. Certain of these leases have escalation clauses and renewal options ranging from one to 10 years. The Company is required to pay all maintenance, taxes and insurance relating to its leased assets.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial terms greater than one year, consist of the following at February 26, 2000:


                        Fiscal Year                   (Dollars in thousands)
                        -----------
                        2001                                $        28,682
                        2002                                         26,837
                        2003                                         17,791
                        2004                                         14,334
                        2005                                         12,620
                        Thereafter                                   50,199
                                                            ---------------
                        Total minimum lease payments        $       150,463
                                                            ===============


Rental expense for operating leases was $28,659,000, $28,358,000 and $28,937,000 for fiscal 2000, 1999 and 1998, respectively.


NOTE M - EMPLOYEE BENEFITS

The Company has two defined contribution 401(k) retirement savings and profit sharing plans (the "Plans") covering substantially all full-time employees in the United States and the Commonwealth of Puerto Rico. Under these Plans, an eligible employee may elect to defer receipt of a portion of base pay each year. The Company contributes this amount on the employee's behalf to the Plans and also makes a matching contribution equal to 50% of the amount that the employee has elected to defer, up to a maximum matching contribution of 2 1/2% of the employee's base pay. The Company, at its discretion, may contribute additional amounts to the Plans on behalf of employees based upon its profits for a given fiscal year. Participants are 100% vested at all times in their entire account balance in the Plans. Benefits under the Plans generally will be paid to participants upon retirement or in certain other limited circumstances. In fiscal 2000, 1999 and 1998, the Company recorded expense under these Plans of $5,840,000, $7,070,000 and $5,706,000, respectively.

The Company has a defined contribution Supplemental Retirement Plan that provides additional retirement benefits to certain key employees. The Company, at its discretion, may contribute additional amounts to this plan on behalf of such key employees equal to the percentage of profit sharing contributions contributed for the calendar year multiplied by the key employees' compensation (as defined) for such year. In fiscal 2000, 1999 and 1998 the Company recorded expense under this plan of $275,000, $415,000 and $952,000, respectively.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE N - BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company presently has one reportable segment, the Lottery segment, which provides online, high speed, highly secured transaction processing systems to the worldwide lottery industry. The accounting policies of the Lottery segment are the same as those described in the summary of significant accounting policies. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. All other revenues (as reported below) principally comprise revenues from the Company's Transactive and Dreamport subsidiaries (See Note P for additional information regarding the Company's Transactive subsidiary).

The Company's business segment data is summarized below:

February 26, 2000                                                      Lottery             All Other           Consolidated
-----------------                                                    ------------         ------------         ------------
                                                                                     (Dollars in thousands)
 OPERATING DATA:
  Revenues from external sources                                       $  932,277           $   78,521           $1,010,798
  Net operating profit (loss) after income taxes                          119,012               (3,833)             115,179
  Interest income                                                           1,893                1,616                3,509
  Equity in earnings (losses) of unconsolidated affiliates                 (1,118)               3,961                2,843
  Depreciation and amortization                                           165,992               19,384              185,376
 BALANCE SHEET DATA (AT END OF PERIOD):
  Segment assets                                                          804,741               86,282              891,023
  Investment in and advances to
   unconsolidated affiliates                                                9,083               16,815               25,898
 CASH FLOW DATA:
  Capital expenditures                                                    126,135                2,483              128,618

February 27, 1999
-----------------
 OPERATING DATA:
  Revenues from external sources                                       $  873,984           $   98,939           $  972,923
  Net operating profit after income taxes                                 110,846                2,456              113,302
  Interest income                                                           3,065                1,014                4,079
  Equity in earnings of unconsolidated affiliates                           2,791                4,322                7,113
  Depreciation and amortization                                           187,736               11,585              199,321
 BALANCE SHEET DATA (AT END OF PERIOD):
  Segment assets                                                          786,006               88,209              874,215
  Investment in and advances to
   unconsolidated affiliates                                                   68               10,733               10,801
 CASH FLOW DATA:
  Capital expenditures                                                    114,209                6,989              121,198

February 28, 1998
-----------------
 OPERATING DATA:
  Revenues from external sources                                       $  929,191           $   61,376           $  990,567
  Net operating profit (loss) after income taxes                          120,689               (9,995)             110,694
  Interest income                                                           3,763                1,970                5,733
  Equity in earnings of unconsolidated affiliates                          21,369                3,007               24,376
  Depreciation and amortization                                           189,168               15,600              204,768
 BALANCE SHEET DATA (AT END OF PERIOD):
  Segment assets                                                          955,878               67,934            1,023,812
  Investment in and advances to
   unconsolidated affiliates                                               52,593               12,215               64,808
 CASH FLOW DATA:
  Capital expenditures                                                    257,806               25,736              283,542

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE N - BUSINESS SEGMENT AND GEOGRAPHIC DATA-(CONTINUED)

The following is a reconciliation of net operating profit after income taxes to net income as reported on the consolidated income statements:

                                                                  Fiscal Year Ended
                                             -----------------------------------------------------------
                                             February 26, 2000    February 27, 1999    February 28, 1998
                                             -----------------    -----------------    -----------------
                                                               (Dollars in thousands)
Net operating profit after income taxes      $         115,179    $         113,302    $         110,694
   Reconciling items, net of tax:
   Interest expense                                    (17,419)             (16,169)             (18,490)
   Special charge                                          662               (8,850)             (60,623)
   Other                                                (4,837)                 780               (4,367)
                                             -----------------    -----------------    -----------------
     Net income                              $          93,585    $          89,063    $          27,214
                                             =================    =================    =================



The Company's geographic data is summarized below:

                                                                  Fiscal Year Ended
                                             -----------------------------------------------------------
                                             February 26, 2000    February 27, 1999    February 28, 1998
                                             -----------------    -----------------    -----------------
                                                               (Dollars in thousands)
Revenues from external sources:
   United States                             $         530,193    $         570,548    $         622,244
   Brazil                                              117,639              118,611               88,589
   Other foreign                                       362,966              283,764              279,734
                                             -----------------    -----------------    -----------------
                                             $       1,010,798    $         972,923    $         990,567
                                             =================    =================    =================



Revenues are attributed to countries based on the location of the customer.

                                                                  Fiscal Year Ended
                                             ------------------------------------------------------------
                                             February 26, 2000     February 27, 1999    February 28, 1998
                                             -----------------     -----------------    -----------------
                                                               (Dollars in thousands)
Systems, equipment and other assets
   relating to contracts:
   United States                             $         216,498     $         260,585    $         297,861
   Brazil                                               58,104                63,015              150,301
   Other foreign                                       101,316                73,961               78,694
                                             -----------------     -----------------    -----------------
                                             $         375,918     $         397,561    $         526,856
                                             =================     =================    =================



For fiscal 2000 and 1999 the aggregate revenues from Caixa Economica Federal in Brazil represented 10.7% and 11.2% of the Company's consolidated revenues, respectively. For fiscal 1999 and 1998, the aggregate revenues from the state of Texas represented 10.6% and 14.2% of the Company's consolidated revenues, respectively. No other customer accounted for more than 10% of the consolidated revenues in such years.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - FINANCIAL INSTRUMENTS

Cash and cash equivalents

Cash equivalents are stated at cost that approximates fair value.

Debt

The carrying amounts of the Company's borrowings under the Credit Facility approximate fair value due primarily to its variable interest rate characteristics and its short-term tenure. At February 26, 2000, the estimated fair value of the Senior Notes as determined by an independent investment banker approximated $293,942,000.

Foreign Currency Exchange Contracts

At February 26, 2000, the Company had contracts for the sale of foreign currency of $87,749,000 (primarily Spanish pesetas, South African rand, and Irish punts) and the purchase of foreign currency of $66,675,000 (primarily pounds sterling), compared to contracts for the sale of foreign currency of $80,296,000 (primarily Spanish pesetas, Mexican pesos and Brazilian reals) and the purchase of foreign currency of $71,085,000 (primarily pounds sterling) at February 27, 1999. The fair values of the Company's foreign currency exchange contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation when necessary for maturity differences. In the aggregate, the carrying value of these contracts approximated fair value at February 26, 2000 and February 27, 1999.

The Company had minimal exposure to loss from nonperformance by the counterparties to its forward exchange contract agreements at the end of fiscal 2000, and does not anticipate nonperformance by counterparties in the periodic settlements of amounts due. The Company currently minimizes this potential for risk by entering into forward exchange contracts exclusively with major, financially sound counterparties, and by limiting exposure with any one financial institution.

Interest Rate Swaps

The Company uses various interest rate hedging instruments to reduce the risk associated with future interest rate fluctuations. In February 2000, the Company entered into two interest rate swaps with an aggregate notional amount of $150,000,000 that provide interest rate protection over the period February 25, 2000 to May 15, 2007. The swaps effectively entitle the Company to receive payments of 7.87% from the financial institutions that are counterparties to the swaps and make interest payments of LIBOR plus 53 basis points to the financial institutions. The fair value of the swaps at February 26, 2000 is approximately $122,000.


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

In February 1998, the Company entered into an asset purchase agreement with Citicorp Services, Inc. ("Citicorp"), to sell EBT contracts and certain related assets held by Transactive. In July 1998, the United States Department of Justice commenced a legal action seeking to enjoin the consummation of the transaction, on antitrust grounds and in January 1999 Citicorp terminated the agreement pursuant to a clause in the contract that permitted termination by either party if the closing did not occur within a timeframe that has expired. As a result, the Company recorded an additional special charge of $15,000,000 ($8,850,000 after-tax, or $.22 per basic and diluted share) in the fourth

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of fiscal 1999 in order to write down the assets held for sale in connection with this transaction to their net realizable value. Those assets consisted primarily of EBT contract assets.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE P - SPECIAL CHARGE-(CONTINUED)

A summary of the special charge activity is as follows:

                            Disposition     Worldwide      Executive         Asset
                              of EBT        Workforce     Contractual     Impairment
                             Business       Reduction     Obligations       Charges       Other           Total
                            -----------     ---------     -----------     ----------      -------      --------
                                                       (Dollars in thousands)
Special charge              $    43,556     $  12,484     $    17,950       $ 14,903     $ 10,489      $ 99,382
Cash expenditures                  (241)         (204)         (9,437)            --       (2,281)      (12,163)
Noncash charges                 (37,386)           --              --        (15,098)      (1,104)      (53,588)
                            -----------      --------     -----------       --------     --------      --------
Balance at
  February 28, 1998               5,929        12,280           8,513           (195)       7,104        33,631
                            -----------      --------     -----------       --------     --------      --------

Change in estimate               13,601        (2,948)            (20)         2,604        1,763        15,000
Cash expenditures                (3,662)       (7,868)         (8,493)        (1,543)      (4,539)      (26,105)
Noncash charges                 (14,241)           --              --           (866)      (1,361)      (16,468)
                            -----------      --------     -----------       --------     --------      --------
Balance at
  February 27, 1999               1,627         1,464              --             --        2,967         6,058

Change in estimate                 (930)          (37)             --             19         (156)       (1,104)
Cash expenditures                  (697)       (1,427)             --            (19)      (2,811)       (4,954)
                            -----------      --------     -----------       --------     --------      --------
Balance at
  February 26, 2000         $        --     $      --     $        --       $     --     $     --      $     --
                            ===========      ========     ===========       ========     ========      ========



NOTE Q - QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)


The following is a summary of the unaudited quarterly results of operations for fiscal 2000 and 1999:

                                                First           Second              Third              Fourth
                                               Quarter          Quarter            Quarter            Quarter
                                              ----------       ----------         ----------         ----------
                                                      (Dollars in thousands, except per share amounts)
Fiscal year ended February 26, 2000:
      Service revenues                      $    211,158       $  209,843          $ 221,093          $ 218,325
      Sales of products                           27,502           45,546             28,473             48,858
      Gross profit                                80,125           82,159             89,559             99,672
      Net income                                  18,935           21,754             22,779             30,117

      Basic earnings per share              $        .50       $      .58          $     .65          $     .87
      Diluted earnings per share            $        .50       $      .58          $     .65          $     .87

Fiscal year ended February 27, 1999:
      Service revenues                      $    221,881       $  224,582          $ 226,076          $ 214,856
      Sales of products                           10,398            8,952             25,599             40,579
      Gross profit                                75,679           78,199             87,753             79,680
      Net income                                  18,679           21,848             26,476             22,060

      Basic earnings per share              $        .45       $      .53          $     .64          $     .55
      Diluted earnings per share            $        .45       $      .53          $     .64          $     .55


Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted earnings per share in fiscal 2000 and the sum of the quarterly diluted earnings per share in fiscal 1999 do not equal the total computed for the year.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10-- "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11-- "Executive Compensation," Item 12-- "Security Ownership of Certain Beneficial Owners and Management" and Item 13-- "Certain Relationships and Related Transactions" of Form 10-K is incorporated herein by reference Holdings' definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held in August 2000, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statement Schedules and Exhibits:
                                                                         Page(s)
(1) Report of Ernst & Young LLP, Independent Auditors

(2) Report of Price Waterhouse, Independent Accountants

The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at
     February 26, 2000 and February 27, 1999

Consolidated Income Statements
     Fiscal year ended February 26, 2000,
     Fiscal year ended February 27, 1999, and
     Fiscal year ended February 28, 1998

Consolidated Statements of Shareholders' Equity--
     Fiscal year ended February 26, 2000,
     Fiscal year ended February 27, 1999, and
     Fiscal year ended February 28, 1998

Consolidated Statements of Cash Flows--
     Fiscal year ended February 26, 2000,
     Fiscal year ended February 27, 1999, and
     Fiscal year ended February 28, 1998


Notes to Consolidated Financial Statements

SCHEDULES OMITTED:
All schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto.

(3) EXHIBITS:

 3.1 Restated Certificate of Incorporation of Holdings, as amended (incorporated by reference to Exhibit 3.1 to the Form S-1 of Holdings and GTECH Corporation ("GTECH"), Registration No. 33-31867 (the "1990 S-1").

 3.2 Certificate of Amendment to the Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.2 to the Form S-1 of Holdings, Registration No. 33-48264 (the "July 1992 S-1")).

+3.3  Amended and Restated By-Laws of Holdings.

 4.1 Amended and Restated Credit Agreement, dated as of June 18, 1997, among GTECH, certain lenders and Bank of Montreal, Banque Paribas, Fleet National Bank, The Bank of Nova Scotia and BankBoston, N.A., as Co-Agents; The Bank of New York, as Documentation Agent, and NationsBank, as Administrative Agent (incorporated by reference to Exhibit 4.1 of Holdings' 10-Q for the quarterly period ended May 31, 1997).

 4.2 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 26, 1999, among GTECH, certain lenders, and Bank of Montreal, Banque Paribas, Fleet National Bank, the Bank of Nova Scotia and Bank Boston, NA, as Co-Agents; The Bank of New York, as Documentation Agent and Nations Bank, as Administrative Agent (incorporated by reference to
      Exhibit 4.2 of Holdings' 1999 10-K).

 4.3 Note and Guarantee Agreement, dated as of May 15, 1997, among GTECH Holdings and certain financial institutions (incorporated by reference to Exhibit 4.2 of Holdings' 10-Q for the quarterly period ended May 31,
      1997).

 4.4 Amendment No. 1 to Note and Guarantee Agreement dated as of May 15, 1997, dated as of February 22, 1999 (incorporated by reference to Exhibit 4.4 of Holdings' 1999 10-K).

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

  10.3 Agreement dated January 15, 1999 by and between Steven P. Nowick and Holdings. (incorporated by reference to Exhibit 10.4 of Holdings' 1999 10-K).*

  10.4 Employment Severance Agreement and Release dated November 4, 1999 by and among Holdings, GTECH and Thomas J. Sauser (incorporated by reference to
        Exhibit 10 of Holdings' 10-Q for the quarterly period ended November 27,
        1999).*

 +10.5 Form of Agreement, relating to a potential change of control involving Holdings, entered into between Holdings and, respectively, certain members of senior management and a list of signatories to and dates of such Agreements.*

 +10.6 GTECH Corporation Executive Perquisites Program and list of participants.*

  10.7 Form of Executive Separation Agreement and Schedule of Recipients (form of Executive Separation Agreement incorporated by reference to Exhibit
        10.18 of Holdings' 1996 10-K).*

 +10.8 Supplemental Retirement Plan effective January 1, 1992 and list of participants.*

  10.9 Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts -- Lottery Division, dated March 7, 1992 (available through the Public Reference Branch of the Securities and Exchange Commission, Washington, D.C.).

  10.10 Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts -- Lottery Division, dated June 1, 1994 (incorporated by reference to
        Exhibit 10 of Holdings, 10-Q for the quarterly period ended May 25,
        1996).

  10.11 Second Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts -- Lottery Division, dated May 28, 1996 (incorporated by reference to Exhibit 10.1 to the Form S-3 of Holdings, Registration No. 333-3602).

 +10.12 Agreement between Caixa Economica Federale and RACIMEC Informatica
        Brasileira S.A. (predecessor to GTECH Brasil Holdings, S.A.) respecting the provision of goods and services for the Brazil National Lottery.

  10.13 Amended and Restated Agreement of Limited Partnership by and among GTECH, GP Technology Associates, L.P. and GP Technology, Inc. dated August 26, 1993; Certificate of Limited Partnership of West Greenwich Technology Associates, L.P. dated August 26, 1993; Amended and Restated Indenture of Lease between GTECH and West Greenwich Technology Associates, L.P. dated August 26, 1993 (available through the Public Reference Branch of the Securities and Exchange Commission, Washington, D.C.).

 10.14 Business Agreement dated December 28, 1990 between Digital Equipment Corporation and GTECH; Work Statement Number NED91188 dated March 11, 1991 to GTECH from Digital Equipment Corporation; First Addendum dated March 19, 1991 to Digital Work Statement Number NED91188 dated March 11, 1991 to GTECH from Digital Equipment Corporation (incorporated by reference to Exhibit 10.57 of the July 1992 S-1).

 10.15 Maintenance Agreement Number 117A dated December 1, 1989, between GTECH and Concurrent Computer Corporation (incorporated by reference to Exhibit 10.58 of the July 1992 S-1).

 10.16 1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

 10.17 1996 Non-Employee Directors' Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

 10.18 1997 Stock Option Plan (incorporated herein by reference to the Appendix of Holdings' 1997 Notice of Annual Meeting and Proxy Statement).*

 10.19 Holdings' 1998 Non-Employee Directors' Stock Election Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Holdings, Registration Number 333-5781).

 10.20 Income Deferral Plan - 1998 (incorporated by reference to Exhibit 10 of the Holdings' 10-Q for the quarterly period ended November 28,
          1998).*

 10.21 1999 Non-Employee Directors' Stock Option Plan (incorporated by reference to the Appendix of Holdings' 1999 Notice of Annual Meeting and Proxy Statement).*

+10.22 Form of Non-Qualified Stock Option Agreement, between Holdings and each of its Executive Officers (other than William Y. O'Connor), respecting the grant of stock options under the 1994 and 1997 Stock Option Plans.

+10.23 Form of Non-Qualified Stock Option Agreement, between Holdings and William Y. O'Connor, respecting the grant of stock options under the 1994 and 1997 Stock Option Plans.*

 10.24 Trust Agreement, dated December 18, 1998, by and between Holdings and The Bank of New York, as Trustee, respecting the Income Deferral Plan
          - 1998 (incorporated by reference to Exhibit 10.1 of the Holdings' 10-Q for the quarterly period ended November 28, 1998).*

+21.1     Subsidiaries of the Company.

+23.1     Consent of Ernst & Young, LLP.

+23.2   Consent of Price Waterhouse.

+27.1   Fiscal 2000 Financial Data Schedule.

--------------
+  Filed herewith.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on May 3, 2000.

                           GTECH HOLDINGS CORPORATION

                     By:   /s/ William Y. O'Connor
                           ----------------------------
                           William Y. O'Connor, Chairman of the Board and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                          DATE

/s/ William Y. O'Connor       Director, Chairman of the              May 3, 2000
-----------------------       Board, Chief Executive Officer
William Y. O'Connor           (principal executive officer)



/s/ Jaymin B. Patel           Senior Vice President & Chief          May 3, 2000
-------------------           Financial Officer (principal
Jaymin B. Patel               financial officer)



/s/ Robert J. Plourde         Vice President and Corporate           May 3, 2000
---------------------         Controller (principal accounting
Robert J. Plourde             officer)

SIGNATURE                                    TITLE                DATE

/s/ Robert M. Dewey, Jr.                    Director           May 3, 2000
--------------------------------
Robert M. Dewey, Jr.


/s/ Burnett W. Donoho                       Director           May 3, 2000
--------------------------------
Burnett W. Donoho


/s/ The Rt. Hon. Lord Moore                 Director           May 3, 2000
--------------------------------
The Rt. Hon. Lord Moore
of Lower Marsh, P.C.


/s/ Lt. Gen. Emmett Paige, Jr.              Director           May 3, 2000
--------------------------------
Lt. Gen. (Ret.) Emmett Paige, Jr.


/s/ Anthony Ruys                            Director           May 3, 2000
--------------------------------
Anthony Ruys


/s/ William Bruce Turner                    Director           May 3, 2000
--------------------------------
William Bruce Turner