Form 10-Q
period 2000-05-27
GTECH HOLDINGS CORP
filed 2000-07-11
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended May 27, 2000

Commission file number  1-11250
                        -------

                           GTECH Holdings Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      05-0450121
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                           Number)

55 Technology Way, West Greenwich, Rhode Island           02817
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

At July 1, 2000 there were 34,806,389 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                      Page
PART I.  FINANCIAL INFORMATION                                                       Number
------------------------------                                                       ------

Item 1.    Financial Statements

           Consolidated Balance Sheets                                                    3

           Consolidated Income Statements                                                 4

           Consolidated Statement of Shareholders' Equity                                 5

           Consolidated Statements of Cash Flows                                          6

           Notes to Consolidated Financial Statements                                    7-9

Item 2.    Management's Discussion and Analysis of Financial Condition                  10-14
           and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                    15


PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                             15

Item 5.    Other Information                                                             16

Item 6.    Exhibits and Reports on Form 8-K                                              16

SIGNATURES                                                                               17
----------

EXHIBITS
--------

PART 1. FINANCIAL INFORMATION
-----------------------------

Item 1. FINANCIAL STATEMENTS
----------------------------

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES                                       (Unaudited)
                                                                                   May 27,       February 26,
ASSETS                                                                               2000           2000
                                                                                -------------- --------------
                                                                             (In thousands, except share amounts)
CURRENT ASSETS
    Cash and cash equivalents                                                    $     12,679  $      11,115
    Trade accounts receivable                                                         107,211        115,358
    Sales-type lease receivables                                                       10,119         10,110
    Inventories                                                                        72,870         67,418
    Deferred income taxes                                                              15,853         15,853
    Other current assets                                                               24,651         19,346
                                                                                -------------- --------------
                     TOTAL CURRENT ASSETS                                             243,383        239,200

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                           1,251,221      1,231,755
Less: Accumulated Depreciation                                                       (884,026)      (855,837)
                                                                                 -------------   ------------
                                                                                      367,195        375,918

GOODWILL, net                                                                         129,100        130,710

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                               36,111         25,898

OTHER ASSETS                                                                          128,644        119,297
                                                                                -------------- --------------
                                                                                 $    904,433  $     891,023
                                                                                ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                             $     41,782  $      53,103
    Accrued expenses                                                                   43,217         44,898
    Employee compensation                                                              19,487         30,057
    Advance payments from customers                                                    37,682         33,438
    Income taxes payable                                                               57,565         49,382
    Current portion of long-term debt                                                      17             69
                                                                                -------------- --------------
                       TOTAL CURRENT LIABILITIES                                      199,750        210,947

LONG-TERM DEBT, less current portion                                                  362,100        349,400

OTHER LIABILITIES                                                                      25,655         27,363

DEFERRED INCOME TAXES                                                                   6,737          6,737

SHAREHOLDERS' EQUITY
    Preferred Stock, par value $.01 per share--20,000,000 shares
    authorized, none issued                                                                 -              -
    Common Stock, par value $.01 per share--150,000,000 shares authorized,
      44,176,815 and 44,171,315 shares issued, 34,869,010 and 34,804,004 shares outstanding at May 27, 2000 and February 26, 2000,
      respectively                                                                        442            442
    Additional paid-in capital                                                        176,843        176,750
    Equity carryover basis adjustment                                                  (7,008)        (7,008)
    Accumulated other comprehensive income                                            (77,245)       (69,493)
    Retained earnings                                                                 457,567        437,830
                                                                                -------------- --------------
                                                                                      550,599        538,521

    Less cost of 9,307,805 and 9,367,311 shares in treasury at
      May 27, 2000 and February 26, 2000, respectively                               (240,408)      (241,945)
                                                                                -------------- --------------
                                                                                      310,191        296,576
                                                                                -------------- --------------

                                                                                 $    904,433  $     891,023
                                                                                ============== ==============

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                               (Unaudited)
                                                                            Three Months Ended
                                                                 ----------------------------------------
                                                                       May 27,              May 29,
                                                                         2000                1999
                                                                 -------------------  -------------------
                                                                          (Dollars in thousands,
                                                                        except per share amounts)
Revenues:
      Services                                                   $          222,631   $          211,158
      Sales of products                                                      19,367               27,502
                                                                 -------------------  -------------------
                                                                            241,998              238,660
Costs and expenses:
      Costs of services                                                     142,763              139,912
      Costs of sales                                                         15,811               18,118
                                                                 -------------------  -------------------
                                                                            158,574              158,030
                                                                 -------------------  -------------------

Gross profit                                                                 83,424               80,630

Selling, general and administrative                                          32,561               30,438
Research and development                                                     12,926               10,676
Goodwill amortization                                                         1,609                1,563
                                                                 -------------------  -------------------
      Operating expenses                                                     47,096               42,677
                                                                 -------------------  -------------------

Operating income                                                             36,328               37,953

Other income (expense):
      Interest income                                                         1,925                  837
      Equity in earnings of unconsolidated affiliates                         1,256                1,143
      Other income                                                              687               (1,054)
      Interest expense                                                       (7,035)              (6,785)
                                                                 -------------------  -------------------

Income before income taxes                                                   33,161               32,094

Income taxes                                                                 12,932               13,159
                                                                 -------------------  -------------------
Net income                                                       $           20,229   $           18,935
                                                                 ===================  ===================
Basic and diluted earnings per share                             $              .58   $              .50
                                                                 ===================  ===================



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                              Equity        Accumulated
                                                                               Additional    Carryover         Other
                                              Outstanding      Common           Paid-in        Basis       Comprehensive
                                                Shares          Stock           Capital      Adjustment        Income
                                             -------------  -------------  ---------------  -------------  ---------------
                                                                            (Dollars in thousands)
Balance at February 26, 2000                   34,804,004   $        442   $      176,750   $    (7,008)   $     (69,493)
Comprehensive income:
    Net income                                          -              -                -              -                -
    Other comprehensive income, net of tax:
        Foreign currency translation                    -              -                -              -          (8,099)
        Net gain on derivative
           instruments                                  -              -                -              -              347


Comprehensive income
Shares reissued under employee stock
    purchase and stock award plans                 59,506              -                -              -                -
Shares issued upon exercise of stock
options                                             5,500              -               93              -                -

                                             -------------  -------------  ---------------  -------------  ---------------
Balance at May 27, 2000                        34,869,010   $        442   $      176,843   $    (7,008)   $     (77,245)
                                             =============  =============  ===============  =============  ===============

                                                       Retained        Treasury
                                                       Earnings          Stock           Total
                                                   --------------  ---------------  --------------
                                                                 (Dollars in thousands)
Balance at February 26, 2000                       $     437,830   $    (241,945)   $     296,576
Comprehensive income:
    Net income                                            20,229                -          20,229
    Other comprehensive income, net of tax:
        Foreign currency translation                           -                -         (8,099)
        Net gain on derivative
           instruments                                         -                -             347
                                                                                       -----------
Comprehensive income                                                                       12,477
Shares reissued under employee stock
    purchase and stock award plans                         (482)            1,492           1,010
Shares issued upon exercise of stock
options                                                     (10)               45             128

                                                   --------------  ---------------  --------------
Balance at May 27, 2000                            $     457,567   $    (240,408)   $     310,191
                                                   ==============  ===============  ==============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                           (Unaudited)
                                                                                       Three Months Ended
                                                                               -------------------------------------
                                                                                   May 27,              May 29,
                                                                                     2000                1999
                                                                               -----------------  ------------------
                                                                                        (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                     $         20,229   $          18,935
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and other intangibles amortization                                    44,089              43,258
      Goodwill amortization                                                               1,609               1,563
      Equity in earnings of unconsolidated affiliates,
        net of dividends received                                                          (525)                (11)
      Other                                                                                  65                (816)
      Changes in operating assets and liabilities:
        Trade accounts receivable                                                         8,147              14,806
        Inventories                                                                      (5,452)              6,018
        Special charge                                                                        -              (2,879)
        Other assets and liabilities                                                    (28,751)            (37,226)
                                                                               -----------------    ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                39,411              43,648

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts                  (33,834)            (36,284)
Investments in and advances to unconsolidated subsidiaries                              (11,328)             (5,361)
Other                                                                                    (3,694)             (5,881)
                                                                               -----------------    ----------------
NET CASH USED FOR INVESTING ACTIVITIES                                                  (48,856)            (47,526)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                             37,700              38,100
Principal payments on long-term debt                                                    (25,049)            (10,479)
Purchases of treasury stock                                                                   -             (27,900)
Other                                                                                     1,052                (208)
                                                                               -----------------    ----------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                     13,703                (487)

Effect of exchange rate changes on cash                                                  (2,694)              2,496
                                                                               -----------------    ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          1,564              (1,869)

Cash and cash equivalents at beginning of period                                         11,115               7,733
                                                                               -----------------  ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $         12,679   $           5,864
                                                                               =================  ==================



See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 27, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 24, 2001. The balance sheet at February 26, 2000 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2000 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

NOTE B--INVENTORIES                                            May 27,      February 26,
                                                                2000           2000
                                                            ------------    -------------
                                                               (Dollars in thousands)
Inventories consist of:
      Raw materials                                         $     25,061    $      23,623
      Work in progress                                            45,868           42,701
      Finished goods                                               1,941            1,094
                                                            ------------    -------------
                                                            $     72,870    $      67,418
                                                            ============    =============


NOTE C--LONG-TERM DEBT                                         May 27,      February 26,
                                                                2000           2000
                                                            ------------    -------------
                                                               (Dollars in thousands)
Long-term debt consists of:
      7.75% Series A Senior Notes due 2004                  $    150,000    $     150,000
      7.87% Series B Senior Notes due 2007                       150,000          150,000
      Revolving credit facility                                   46,200           45,000
      Other                                                       15,917            4,469
                                                            ------------    -------------
                                                                 362,117          349,469
      Less current portion                                            17               69
                                                            ------------    -------------
                                                            $    362,100    $     349,400
                                                            ============    =============

The Company has an unsecured revolving credit facility of $400 million expiring in June 2002 (the "Credit Facility"). At May 27, 2000, the weighted average interest rate for outstanding borrowings under the Credit Facility was 6.69%.

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

NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               May 27,         May 29,
                                                                2000            1999
                                                            ------------    -------------
                                                         (Dollars and shares in thousands,
                                                              except per share amounts)
Numerator:
      Net income                                            $     20,229    $      18,935

Denominator:
      Weighted average shares-Basic                               34,829           37,821

Effect of dilutive securities:
      Employee stock options                                          28              104
                                                            ------------    -------------
      Weighted average shares-Diluted                             34,857           37,925
                                                            ============    =============


Basic and diluted earnings per share                        $        .58    $         .50
                                                            ============    =============


NOTE G--COMPREHENSIVE INCOME

For the three-month period ended May 27, 2000 and May 29, 1999, total comprehensive income amounted to $12,477,000 and $35,182,000, respectively. Foreign currency translation adjustments along with net gains or losses on derivative instruments comprise the primary difference between comprehensive income and net income.

NOTE H--SEGMENT INFORMATION

The Company presently has one reportable segment, the Lottery segment, which provides online, high speed, highly secured transaction processing systems to the worldwide lottery industry. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. The Company's Transactive and Dreamport subsidiaries are the principal components of all other revenues reported below.

The Company's business segment data is summarized below:

                                                               May 27,         May 29,
                                                                2000            1999
                                                            ------------    -------------
                                                               (Dollars in thousands)
Revenues from external sources:
        Lottery                                             $    223,344    $     220,173
        All other                                                 18,654           18,487
                                                            ------------    -------------
        Consolidated                                        $    241,998    $     238,660
                                                            ============    =============


Net operating profit after income taxes:

        Lottery                                             $     25,751    $      24,876
        All other                                                   (290)            (905)
                                                            -------------   -------------
        Consolidated                                        $     25,461    $      23,971
                                                            ============    =============



The following is a reconciliation of net operating profit after income taxes to net income as reported on the consolidated income statements:

                                                                May 27,        May 29,
                                                                 2000           1999
                                                            -------------   --------------
                                                               (Dollars in thousands)
Net operating profit after income taxes                     $     25,461    $      23,971
   Reconciling items, net of tax:
   Interest expense                                               (4,291)          (4,003)
   Other                                                            (941)          (1,033)
                                                            -------------   --------------
      Net income                                            $     20,229    $      18,935
                                                            =============   ==============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below and elsewhere in this report and in the Company's press releases and its subsequent Forms 10-K, 10-Q, and other reports and filings with the Securities and Exchange Commission ("SEC").

General
-------

The Company's fiscal year ends on the last Saturday in February each year and fiscal 2001 ends on February 24, 2001.

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically at least five years in duration, and are generally based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product sales during fiscal 2001 will be in a range of $175.0 million to $190.0 million, which reflects the delays announced on July 6, 2000 of sales to certain customers in Europe and Asia.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, the Company's Dreamport subsidiary ("Dreamport") provides gaming technology and a comprehensive array of management, development and strategic services to the gaming and entertainment markets. The Company's Europrint subsidiary is among the world's largest providers of media promotional games and the Company's IGI subsidiary has pioneered the development of interactive, televised lottery games. Also, the Company's UWin! subsidiary provides secure Internet gaming solutions for government-authorized wagering, where permitted.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, the Company would not necessarily know of the existence of an investigation which might involve the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 herein; Part I, Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's fiscal 2000 annual report on Form 10-K; and Note G to the Consolidated Financial Statements in the Company's fiscal 2000 annual report on Form 10-K for further information concerning these matters and other contingencies.

Results of Operations
---------------------

Revenues for the first quarter of fiscal 2001 were $242.0 million, representing a $3.3 million, or 1.4%, increase over revenues of $238.7 million in the first quarter of fiscal 2000.

Service revenues, including lottery and other services, in the fiscal 2001 first quarter were $222.6 million, representing an $11.4 million, or 5.4%, increase over service revenues of $211.2 million in the first quarter of fiscal 2000. This increase reflects an 11.1% growth in international lottery service revenues and a 2.2% increase in domestic lottery service revenues.

Lottery sales by the Company's international customers increased 12.5% in the fiscal 2001 first quarter compared with the first quarter of fiscal 2000 primarily driven by growth in Brazil and the launch of the National Lottery in South Africa. This increase was partially offset by the impact of the reduction in the dollar value of foreign currencies, resulting in an 11.1% increase in the Company's international lottery service revenues.

In the fiscal 2001 first quarter, lottery sales by the Company's domestic customers increased almost 8% compared with the first quarter of fiscal 2000, driven by higher jackpot activity and continued improvements in Texas. This increase, partially offset by a contractual rate reduction in Texas and the loss of two contracts, resulted in a 2.2% increase in the Company's domestic service revenues.

As reported in the July 6, 2000 press releases, the Rhode Island State Legislature passed their state budget on June 23, 2000, which included reductions in the fees paid to vendors and suppliers to the state's two video lottery operations at Lincoln Park and Newport Jai-Alai, including Dreamport. The Rhode Island Legislature's decision to reduce Dreamport's compensation took effect July 1, 2000. The reduction's impact on the Company's service revenues is expected to be $3.0 to $3.5 million for the remainder of fiscal 2001. Additionally, the scheduled start-up date for Colombia's National Lottery has been postponed due to several unforeseen political, legal, and administrative delays and while management believes these issues will be resolved, the system start-up delay is expected to be at least four weeks. The delay's impact on service revenues is expected to be $2.0 to $3.0 million in the second quarter of fiscal 2001.

Product sales in the first quarter of fiscal 2001 were $19.4 million, a decrease of $8.1 million from the $27.5 million of product sales in the first quarter of fiscal 2000. Product sale volumes in the first quarter of fiscal 2001 were lower than planned due to the timing of delivery and acceptance of certain shipments to customers. The Company expects to record these sales during the second quarter of fiscal 2001. The Company sold approximately 400 lottery terminals during the first quarter of fiscal 2001, as compared to approximately 1,000 lottery terminals during the fiscal 2000 first quarter.

Gross margins on service revenues improved from 33.7% in the fiscal 2000 first quarter to 35.9% in the first quarter of fiscal 2001 primarily due to unusually high domestic jackpot activity in a number of jurisdictions resulting in increased ticket sales.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales in the first quarter of fiscal 2001 were 18.4% compared to 34.1% in the first quarter of fiscal 2000, primarily due to the inclusion of a low-margin central system conversion in the overall product mix. Management is currently examining the possibility of cost over-runs and their projected amounts on projects the Company is currently implementing in certain jurisdictions. Management expects to accrue any such cost over-runs once the amounts become probable and estimable. Any such accruals would have a negative impact on product sale gross margins.

Operating expenses in the first quarter of fiscal 2001 were $47.1 million, representing a $4.4 million, or 10.4%, increase over operating expenses of $42.7 million in the first quarter of fiscal 2000. This increase was driven by increased efforts to enhance the Company's Internet offerings. As a percentage of revenues, operating expenses were 19.5% and 17.9% during the first quarters of fiscal 2001 and 2000, respectively.

Other income was $.7 million in the first quarter of fiscal 2001 versus a net expense of $1.1 million in the first quarter of fiscal 2000, principally due to lower net foreign exchange losses associated with the Company's global asset protection and foreign exchange management programs.

The Company's effective income tax rate decreased from 41% in the first quarter of fiscal 2000 to 39% in the first quarter of fiscal 2001 principally due to lower state taxes and increased research and development tax credits.

Recent Developments
-------------------

On July 6, 2000, the Company issued press releases announcing certain changes in its top management. Additionally, these press releases set forth certain unfavorable developments that had recently come to light. As a result, the Company announced that it expects lower than anticipated earnings for the fiscal 2001 second quarter and full fiscal year, and further, that a value assessment of the Company's operations will be conducted by the Board of Directors over the next 45 to 60 days. The severance payments relating to the management changes will result, and the outcome of the value assessment is likely to result, in a special charge to earnings. These special charges will be recorded at such time as they become probable and estimable. (Reference is made to the two July 6, 2000 press releases attached as Exhibit 99 to this report.)

Changes in Financial Position, Liquidity and Capital Resources
--------------------------------------------------------------

During the first quarter of fiscal 2001, the Company generated $39.4 million of cash from operations. This cash was primarily used to fund the purchase of $33.8 million of systems, equipment and other assets relating to contracts.

Trade accounts receivable decreased by $8.2 million, from $115.4 million at February 26, 2000 to $107.2 million at May 27, 2000, primarily due to the lower level of product sales in the first quarter of fiscal 2001 compared to the fourth quarter of fiscal 2000.

Inventories increased by $5.5 million, from $67.4 million at February 26, 2000 to $72.9 million at May 27, 2000, primarily due to spending related to product sales expected to be delivered during the remainder of fiscal 2001.

Other current assets increased by $5.4 million, from $19.3 million at February 26, 2000 to $24.7 million at May 27, 2000, primarily due to the timing of spending related to prepaid software license and maintenance fees.

The cost of systems, equipment and other assets relating to contracts increased by $19.4 million, from $1,231.8 million at February 26, 2000 to $1,251.2 million at May 27, 2000. This increase reflects the continuing installation of new lottery systems in Illinois and Columbia and the expansion of lottery systems in several domestic and international locations.

Investments in and advances to unconsolidated affiliates increased by $10.2 million, from $25.9 million at February 26, 2000 to $36.1 million at May 27, 2000, primarily due to the Company's previously announced investment in Indicii Salus, a leading internet security company.

Other assets increased by $9.3 million, from $119.3 million at February 26, 2000 to $128.6 million at May 27, 2000, primarily due to deposits on fixed assets that will be returned to the Company in the second quarter of fiscal 2001 when permanent financing is obtained.

Accounts payable decreased by $11.3 million, from $53.1 million at February 26, 2000 to $41.8 million at May 27, 2000, primarily due to the timing of payments relating to ongoing lottery system installations.

Employee compensation decreased by $10.6 million, from $30.1 million at February 26, 2000 to $19.5 million at May 27, 2000, primarily due to the payment of fiscal 2000 management incentive compensation and employee profit sharing.

Income taxes payable (which are reported net of income tax refunds receivable) increased by $8.2 million, from $49.4 million at February 26, 2000 to $57.6 million at May 27, 2000. This increase is primarily due to the timing of income tax payments.

The Company's business is capital-intensive. Although it is not possible to estimate precisely due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2001 will be in a range of $160.0 million to $180.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. As of May 27, 2000 the Company had utilized approximately $46 million of its $400 million Credit Facility. The

Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to fund anticipated internal growth in the foreseeable future.

Market Risk Disclosures
-----------------------

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first quarter of fiscal 2001.

Interest rates
--------------

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At May 27, 2000, the estimated fair value of the Company's fixed rate debt, as determined by an independent investment banker, approximated $286.2 million. After taking into consideration $150.0 million of interest rate swaps in effect at May 27, 2000, a hypothetical 10% increase in interest rates would change the estimated fair value of the Company's fixed rate debt to $285.6 million and a hypothetical 10% decrease in interest rates would change the estimated fair value of the Company's fixed rate debt to $291.3 million.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material affect on current earnings.

The Company uses various techniques to adjust the risk associated with future changes in interest rates, including entering into interest rate swaps and the private placement of seven- and 10-year fixed rate debt.

Foreign Currency Exchange Rates
-------------------------------

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At May 27, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $15.4 million that would be recorded in the equity section of the Company's balance sheet.

At May 27, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $2.8 million, which would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At May 27, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2001 by $8.3 million after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2001 anticipatory cash flows that were hedged varied throughout the first quarter of fiscal 2001, but averaged 20%.

As of May 27, 2000, the Company had contracts for the sale of foreign currency of approximately $79.5 million (primarily South African rand, Spanish pesetas, and pounds sterling) and contracts for the purchase of foreign currency of approximately $59.7 million (primarily pounds sterling).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Disclosures" in Part I, Item 2 herein.

PART II.  OTHER INFORMATION
---------------------------

Item 1.    LEGAL PROCEEDINGS
           -----------------

In May 2000, Sazka, a.s., a lottery customer of the Company in the Czech Republic ("Sazka"), filed a Request for Arbitration with the International Arbitral Centre of the Austrian Federal Economic Chamber of Commerce in Vienna, Austria, seeking to arbitrate certain business and contractual issues under the Company's online lottery contract with Sazka. Sazka seeks damages valued at approximately US $2.6 million in connection with alleged delays in the recent extensive expansion of the lottery sales network. Sazka also seeks a determination that its online contract with the Company expires approximately two years earlier than the date on which the Company maintains its contract terminates. The Company, believing the claims made by Sazka to be without merit, has filed a Memorandum in Reply and Counterclaim disputing such claims and raising counterclaims for breach of contract by Sazka. The Company will continue to vigorously defend itself and to press its counterclaims in these proceedings.

In May 2000, the National Lottery Commission, the United Kingdom lottery regulatory authority, commenced an investigation into a lottery terminal software malfunction in the United Kingdom in which, under certain rare circumstances, a duplicate transaction was recorded on the Company's central system while only one ticket was presented to the retailer. The Company first identified this software malfunction in the United Kingdom in June 1998 and corrected the malfunction in July 1998, but without notifying Camelot, the operator of the United Kingdom National Lottery, as it should have done. The Company is fully cooperating with the National Lottery Commission's investigation. There can be no assurance, however, that the Commission's investigation will not result in action by the Commission that could have material adverse consequences to the Company. Among other things, it could adversely impact the chances of Camelot to win a renewal license to operate the United Kingdom's National Lottery commencing in October 2001. The Company has entered into a contract with Camelot to supply lottery goods and services to Camelot during the renewal license period in the event that Camelot is awarded the renewal license. The National Lottery Commission is expected to announce an award for the successor license period by August 31, 2000.

For information respecting certain other legal proceedings, refer to Part I,
Item 1 -- "Certain Factors That May Affect Future Performance -- Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 -- "Legal Proceedings" in the Company's fiscal 2000 Annual Report on Form 10-K; and note G to Consolidated Financial Statements included in the Company's fiscal 2000 Annual Report on Form 10-K.

Item 5.  OTHER INFORMATION
         -----------------

On July 6, 2000, the Company issued press releases announcing: the appointment of W. Bruce Turner as the non-executive Chairman of the Company's Board of Directors; the acceptance by the Board of the resignations of William Y. O'Connor as Chairman, Chief Executive Officer and a Director of the Company, and of Steven P. Nowick as President and Chief Operating Officer of the Company; the Company's expectation of lower than anticipated earnings for the fiscal 2001 second quarter and full year; and a planned value assessment of the Company's operations. (Reference is made to the two July 6, 2000 press releases attached as Exhibit 99 to this report.)


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

       (a) Exhibits - The exhibits to this report are as follows:

           27   Financial Data Schedule

           99 Press Releases of the Company, dated July 6, 2000, reporting the appointment of W. Bruce Turner as Non-Executive Chairman of the Board of Directors, the resignations of William Y. O'Connor and Steven P. Nowick, and lower than anticipated Company earnings

       (b) The Company did not file any reports on form 8-K during the quarter to which this report relates

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GTECH HOLDINGS CORPORATION

Date:  July 11, 2000                        By /s/ Jaymin B. Patel
                                            ---------------------------------------------------
                                            Jaymin B. Patel, Senior Vice President and Chief
                                            Financial Officer (Principal Financial Officer)

Date:  July 11, 2000                        By /s/ Robert J. Plourde
                                            ---------------------------------------------------
                                            Robert J. Plourde, Vice President and Corporate
                                            Controller (Principal Accounting Officer)