Form 10-Q
period 2000-08-26
GTECH HOLDINGS CORP
filed 2000-10-06
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 26, 2000



Commission file number  1-11250




                           GTECH Holdings Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        05-0450121
-------------------------------             -----------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)


55 Technology Way, West Greenwich, Rhode Island               02817
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (401) 392-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No _____



At September 30, 2000 there were 34,596,033 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                                  Page
                                                                                                                 Number
                                                                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets                                                                            3

              Consolidated Income Statements                                                                        4-5

              Consolidated Statement of Shareholders' Equity                                                         6

              Consolidated Statements of Cash Flows                                                                  7

              Notes to Consolidated Financial Statements                                                           8-11

Item 2.       Management's Discussion and Analysis of Financial Condition                                          12-18
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                            18

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                    19-20

Item 2.       Changes in Securities                                                                                 21

Item 6.       Exhibits and Reports on Form 8-K                                                                      21

SIGNATURES                                                                                                          22

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                (Unaudited)
                                                                                                 August 26,          February 26,
                                                                                                    2000                 2000
                                                                                                -----------          ------------
                                                                                              (In thousands, except share amounts)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                                 $     9,958          $    11,115
      Trade accounts receivable                                                                     105,058              115,358
      Sales-type lease receivables                                                                   10,032               10,110
      Inventories                                                                                    72,961               67,418
      Deferred income taxes                                                                          15,853               15,853
      Other current assets                                                                           20,141               19,346
                                                                                                -----------          -----------
                             TOTAL CURRENT ASSETS                                                   234,003              239,200

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                         1,265,197            1,231,755
Less: Accumulated Depreciation                                                                     (899,835)            (855,837)
                                                                                                -----------          -----------
                                                                                                    365,362              375,918

GOODWILL, net                                                                                       125,271              130,710

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                             35,208               25,898

OTHER ASSETS                                                                                        103,792              119,297
                                                                                                -----------          -----------
                                                                                                $   863,636          $   891,023
                                                                                                ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                          $    40,435          $    53,103
      Accrued expenses                                                                               54,383               44,898
      Special charge                                                                                 21,557                   --
      Employee compensation                                                                          24,070               30,057
      Advance payments from customers                                                                35,591               33,438
      Income taxes payable                                                                           30,651               49,382
      Current portion of long-term debt                                                                  --                   69
                                                                                                -----------          -----------
                             TOTAL CURRENT LIABILITIES                                              206,687              210,947

LONG-TERM DEBT, less current portion                                                                331,000              349,400

OTHER LIABILITIES                                                                                    28,265               27,363

DEFERRED INCOME TAXES                                                                                 6,737                6,737

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued               --                   --
      Common Stock, par value $.01 per share--150,000,000 shares authorized,
         44,183,315 and 44,171,315 shares issued, 34,906,389 and 34,804,004 shares
         outstanding at August 26, 2000 and February 26, 2000, respectively                             442                  442
      Additional paid-in capital                                                                    176,953              176,750
      Equity carryover basis adjustment                                                              (7,008)              (7,008)
      Accumulated other comprehensive income                                                        (75,838)             (69,493)
      Retained earnings                                                                             435,755              437,830
                                                                                                -----------          -----------
                                                                                                    530,304              538,521
      Less cost of 9,276,926 and 9,367,311 shares in treasury at
         August 26, 2000 and February 26, 2000, respectively                                       (239,357)            (241,945)
                                                                                                -----------          -----------
                                                                                                    290,947              296,576
                                                                                                -----------          -----------
                                                                                                $   863,636          $   891,023
                                                                                                ===========          ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                       (Unaudited)
                                                                    Three Months Ended
                                                              -----------------------------
                                                              August 26,         August 28,
                                                                2000                1999
                                                              ----------         ----------
                                                                 (Dollars in thousands,
                                                                except per share amounts)
Revenues:
      Services                                                $ 204,209          $ 209,843
      Sales of products                                          23,399             45,546
                                                              ---------          ---------
                                                                227,608            255,389
Costs and expenses:
      Costs of services                                         142,622            138,351
      Costs of sales                                             29,615             34,374
                                                              ---------          ---------
                                                                172,237            172,725
                                                              ---------          ---------

Gross profit                                                     55,371             82,664

Selling, general and administrative                              32,237             29,780
Research and development                                         13,351             11,290
Goodwill amortization                                             1,609              1,563
                                                              ---------          ---------
      Operating expenses                                         47,197             42,633
                                                              ---------          ---------

Special charge                                                   40,018                 --

Operating income (loss)                                         (31,844)            40,031

Other income (expense):
      Interest income                                             1,044                864
      Equity in earnings of unconsolidated affiliates               838                793
      Other income                                                1,754              2,332
      Interest expense                                           (6,653)            (7,149)
                                                              ---------          ---------

Income (loss) before income taxes                               (34,861)            36,871

Income taxes (benefit)                                          (13,595)            15,117
                                                              ---------          ---------

Net income (loss)                                             $ (21,266)         $  21,754
                                                              =========          =========

Basic and diluted earnings (loss) per share                   $    (.61)         $     .58
                                                              =========          =========


See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                      (Unaudited)
                                                                    Six Months Ended
                                                              -----------------------------
                                                              August 26,         August 28,
                                                                2000               1999
                                                              ----------         ----------
                                                                 (Dollars in thousands,
                                                               except per share amounts)
Revenues:
      Services                                                $ 426,840          $ 421,001
      Sales of products                                          42,766             73,048
                                                              ---------          ---------
                                                                469,606            494,049
Costs and expenses:
      Costs of services                                         285,385            278,263
      Costs of sales                                             45,426             52,492
                                                              ---------          ---------
                                                                330,811            330,755
                                                              ---------          ---------

Gross profit                                                    138,795            163,294

Selling, general and administrative                              64,798             60,218
Research and development                                         26,277             21,966
Goodwill amortization                                             3,218              3,126
                                                              ---------          ---------
      Operating expenses                                         94,293             85,310
                                                              ---------          ---------

Special charge                                                   40,018                 --

Operating income                                                  4,484             77,984

Other income (expense):
      Interest income                                             2,969              1,701
      Equity in earnings of unconsolidated affiliates             2,094              1,936
      Other income                                                2,441              1,278
      Interest expense                                          (13,688)           (13,934)
                                                              ---------          ---------

Income (loss) before income taxes                                (1,700)            68,965

Income taxes (benefit)                                             (663)            28,276
                                                              ---------          ---------

Net income (loss)                                             $  (1,037)         $  40,689
                                                              =========          =========

Basic and diluted earnings (loss) per share                   $    (.03)         $    1.08
                                                              =========          =========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                               Equity     Accumulated
                                                                Additional   Carryover      Other
                                          Outstanding   Common    Paid-in      Basis     Comprehensive
                                             Shares     Stock     Capital    Adjustment     Income
                                          -----------   ------  ----------   ----------  -------------
                                                           (Dollars in thousands)
Balance at February 26, 2000               34,804,004   $442      $176,750    $(7,008)     $(69,493)
Comprehensive loss:
  Net loss                                         --     --            --         --            --
  Other comprehensive income (loss),
    net of tax:
     Foreign currency translation                  --     --            --         --        (6,371)
     Net gain on derivative instruments            --     --            --         --            26

Comprehensive loss
Treasury shares repurchased                   (69,100)    --            --         --            --
Shares reissued under employee stock
  purchase and stock award plans              159,485     --            --         --            --
Shares issued upon exercise of stock
  options                                      12,000     --           203         --            --
                                          -----------   ----      --------    -------      --------
Balance at August 26, 2000                 34,906,389   $442      $176,953    $(7,008)     $(75,838)
                                          ===========   ====      ========    =======      ========

                                           Retained   Treasury
                                           Earnings     Stock        Total
                                          ---------   ---------    ---------
                                               (Dollars in thousands)
Balance at February 26, 2000              $ 437,830   $(241,945)   $ 296,576
Comprehensive loss:
  Net loss                                   (1,037)         --       (1,037)
  Other comprehensive income (loss),
    net of tax:
     Foreign currency translation                --          --       (6,371)
     Net gain on derivative instruments          --          --           26
                                                                   ---------
Comprehensive loss                                                    (7,382)
Treasury shares repurchased                      --      (1,530)      (1,530)
Shares reissued under employee stock
  purchase and stock award plans             (1,038)      4,118        3,080
Shares issued upon exercise of stock
  options                                        --          --          203
                                          ---------   ---------    ---------
Balance at August 26, 2000                $ 435,755   $(239,357)   $ 290,947
                                          =========   =========    =========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                       (Unaudited)
                                                                                     Six Months Ended
                                                                               -----------------------------
                                                                               August 26,         August 28,
                                                                                 2000               1999
                                                                               ----------         ----------
                                                                                  (Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)                                                              $  (1,037)         $ 40,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and other intangibles amortization                             87,575            88,129
      Goodwill amortization                                                        3,218             3,126
      Special charge                                                              40,018                --
      Equity in earnings of unconsolidated affiliates,
         net of dividends received                                                (1,130)              138
      Other                                                                          998            (2,224)
      Changes in operating assets and liabilities:
         Trade accounts receivable                                                12,087           (24,091)
         Inventories                                                              (5,541)            9,361
         Special charge                                                          (11,628)           (3,904)
         Other assets and liabilities                                            (17,951)          (15,396)
                                                                               ---------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        106,609            95,828

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts           (66,641)          (62,549)
Investments in and advances to unconsolidated subsidiaries                       (11,688)          (10,586)
Other                                                                             (7,593)          (10,236)
                                                                               ---------          --------
NET CASH USED FOR INVESTING ACTIVITIES                                           (85,922)          (83,371)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                      38,000            97,200
Principal payments on long-term debt                                             (56,466)          (39,235)
Purchases of treasury stock                                                       (1,530)          (70,327)
Other                                                                              1,269               207
                                                                               ---------          --------
NET CASH USED FOR FINANCING ACTIVITIES                                           (18,727)          (12,155)

Effect of exchange rate changes on cash                                           (3,117)              715
                                                                               ---------          --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (1,157)            1,017

Cash and cash equivalents at beginning of period                                  11,115             7,733
                                                                               ---------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   9,958          $  8,750
                                                                               =========          ========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 26, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 24, 2001. The balance sheet at February 26, 2000 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2000 Annual Report on Form 10-K.

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the current year presentation.



NOTE B--INVENTORIES                               August 26       February 26,
                                                    2000              2000
                                                  ---------      ------------
                                                    (Dollars in thousands)
Inventories consist of:
       Raw materials                               $36,775          $23,623
       Work in progress                             34,167           42,701
       Finished goods                                2,019            1,094
                                                   -------          -------
                                                   $72,961          $67,418
                                                   =======          =======


NOTE C--LONG-TERM DEBT                            August 26,     February 26,
                                                     2000           2000
                                                  ----------     ------------
                                                    (Dollars in thousands)
Long-term debt consists of:
       7.75% Series A Senior Notes due 2004       $150,000         $150,000
       7.87% Series B Senior Notes due 2007        150,000          150,000
       Revolving credit facility                    31,000           45,000
       Other                                            --            4,469
                                                  --------         --------
                                                   331,000          349,469
       Less current portion                             --               69
                                                  --------         --------
                                                  $331,000         $349,400
                                                  ========         ========

The Company has an unsecured revolving credit facility of $400,000,000 expiring in June 2002 (the "Credit Facility"). At August 26, 2000, the weighted average interest rate for outstanding borrowings under the Credit Facility was 6.87%.

NOTE D--INCOME TAXES

The Company's effective income tax rate is greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.


NOTE E--COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 herein.


NOTE F--EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                        Three Months Ended                 Six Months Ended
                                                   ----------------------------      ----------------------------
                                                   August 26,        August 28,      August 26,        August 28,
                                                      2000              1999            2000              1999
                                                   ----------        ----------      ----------        ----------
                                                    (Dollars and shares in thousands, except per share amounts)
Numerator:
       Net income (loss)                            $(21,266)         $21,754         $ (1,037)         $40,689

Denominator:
       Weighted average shares-Basic                  34,840           37,193           34,835           37,507

Effect of dilutive securities:
       Employee stock options and unvested
         restricted shares                                --               51               --               54
                                                    --------          -------         --------          -------
       Weighted average shares-Diluted                34,840           37,244           34,835           37,561
                                                    ========          =======         ========          =======

Basic and diluted earnings (loss) per share         $   (.61)         $   .58         $   (.03)         $  1.08
                                                    ========          =======         ========          =======


The diluted share base for the three months and six months ended August 26, 2000 excludes 64,000 and 85,000 shares, respectively, related to employee stock options and unvested restricted shares. These shares are excluded due to their antidilutive effect as a result of the Company's net loss during those periods.

NOTE G -- COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (loss):

                                                           Three Months Ended                  Six Months Ended
                                                      ----------------------------       ---------------------------
                                                      August 26,        August 28,       August 26,       August 28,
                                                         2000              1999             2000             1999
                                                      ----------        ----------       ---------        ----------
                                                                        (Dollars in thousands)
Net income (loss)                                      $(21,266)         $ 21,754          $(1,037)         $ 40,689

Other comprehensive income (loss), net of tax:
   Foreign currency translation                           1,728            (9,608)          (6,371)            6,734
   Net gain (loss) on derivative instruments               (321)             (242)              26              (337)
                                                       --------          --------          -------          --------
Comprehensive income (loss)                            $(19,859)         $ 11,904          $(7,382)         $ 47,086
                                                       ========          ========          =======          ========


NOTE H -- SEGMENT INFORMATION

The Company presently has one reportable segment, the Lottery segment, which provides online, high speed, highly secured transaction processing systems to the worldwide lottery industry. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. Revenues from the Company's Transactive and Dreamport subsidiaries are the principal components of all other revenues reported below.

The Company's business segment data is summarized below:

                                                      Three Months Ended                      Six Months Ended
                                                 -----------------------------         -----------------------------
                                                 August 26,         August 28,         August 26,         August 28,
                                                    2000               1999              2000                1999
                                                 ----------         ----------         ----------         ----------
                                                                       (Dollars in thousands)
Revenues from external sources:
    Lottery                                      $ 211,535          $ 236,448          $ 434,880          $ 456,620
    All other                                       16,073             18,941             34,726             37,429
                                                 ---------          ---------          ---------          ---------
    Consolidated                                 $ 227,608          $ 255,389          $ 469,606          $ 494,049
                                                 =========          =========          =========          =========

Net operating profit after income taxes:
    Lottery                                      $  13,862          $  28,196          $  39,588          $  51,166
    All other                                       (2,494)            (1,168)            (2,758)              (167)
                                                 ---------          ---------          ---------          ---------
    Consolidated                                 $  11,368          $  27,028          $  36,830          $  50,999
                                                 =========          =========          =========          =========

A reconciliation of net operating profit after income taxes to net income (loss) as reported on the consolidated income statements is as follows:

                                                     Three Months Ended                   Six Months Ended
                                               -----------------------------        ---------------------------
                                               August 26,         August 28,        August 26,       August 28,
                                                  2000              1999              2000              1999
                                               ----------         ----------        ----------       ----------
                                                                  (Dollars in thousands)
Net operating profit after income taxes         $ 11,368          $ 27,028          $ 36,830          $ 50,999
    Reconciling items, net of tax:
    Special charge                               (24,411)               --           (24,411)               --
    Interest expense                              (4,058)           (4,218)           (8,350)           (8,221)
    Other                                         (4,165)           (1,056)           (5,106)           (2,089)
                                                --------          --------          --------          --------
       Net income (loss)                        $(21,266)         $ 21,754          $ (1,037)         $ 40,689
                                                ========          ========          ========          ========


NOTE I -- SPECIAL AND ADDITIONAL CHARGES

In the second quarter of fiscal 2001, the Company recorded a $40,018,000 special charge ($24,411,000 after-tax, or $0.70 per share) in connection with certain contractual obligations and a value assessment of the Company's business operations. The major components of the special charge consist of $11,556,000 for contractual obligations in connection with the departures in July, 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $10,378,000 for a workforce reduction that eliminated approximately 175 Company positions worldwide, $8,415,000 of legal expenses and other costs for the exit of certain business strategies and product lines, $6,130,000 for the termination of consulting agreements, and $4,567,000 of facility exit costs and other miscellaneous charges. The latter charges were offset by net gains of $1,028,000 on the disposition of Company aircraft.

A summary of the special charge activity is as follows:

                                                                 Exit of
                                                                 Certain
                                   Executive      Worldwide      Business       Terminate
                                  Contractual     Workforce     Strategies &   Consulting
                                  Obligations     Reduction    Product Lines    Contracts      Other         Total
                                  -----------     ---------    --------------  ----------     -------       --------
                                                                  (Dollars in thousands)
Special charge                     $ 11,556       $ 10,378       $ 8,415       $ 6,130       $ 3,539       $ 40,018
Cash expenditures                    (9,477)           (87)       (1,384)         (460)         (220)       (11,628)
Noncash charges                          --             --        (4,396)           --        (2,437)        (6,833)
                                   --------       --------       -------       -------       -------       --------
Balance at August 26, 2000         $  2,079       $ 10,291       $ 2,635       $ 5,670       $   882       $ 21,557
                                   ========       ========       =======       =======       =======       ========


The Company also recorded $5,108,000 ($3,116,000 after-tax, or $0.09 per share) of additional charges in the second quarter of fiscal 2001 principally associated with the Company's recently implemented Restricted Stock Plan. These charges are included in selling, general & administrative expenses in the Company's consolidated income statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below and elsewhere in this report, in the Company's fiscal 2000 Form 10-K, and in the Company's subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission ("SEC").

General

The Company's fiscal year ends on the last Saturday in February each year and fiscal 2001 ends on February 24, 2001.

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically at least five years in duration, and are generally based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product sales during fiscal 2001 will be in a range of $120.0 million to $125.0 million.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, the Company's IGI subsidiary has pioneered the development of interactive, televised lottery games. In addition, the Company's UWin! subsidiary offers secure Internet gaming solutions for government-authorized wagering, where permitted.

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


Special Charge

On August 25, 2000, the Company's Board of Directors approved a plan of repositioning and restructuring of the Company's operations (the "Plan") upon the completion of a previously announced value assessment of the Company's business operations. The Company estimated and recorded a $40.0 million special charge ($24.4 million after-tax or $0.70 per share) in the second quarter of fiscal 2001 in connection with certain contractual obligations and the execution of the Plan. The major components of the special charge consist of $11.6 million for contractual obligations in connection with the departures in July, 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $10.4 million for a workforce reduction that eliminated approximately 175 Company positions worldwide, $8.4 million of legal expenses and other costs for the exit of certain business strategies and product lines, $6.1 million for the termination of consulting agreements, and $4.5 million of facility exit costs and other miscellaneous charges. The latter charges were offset by net gains of $1.0 million on the disposition of Company aircraft.

As a result of the value assessment, the Company has taken a number of steps to strengthen its focus on its core lottery operations and has implemented a Company-wide resizing to better position itself for future business opportunities. Dreamport, the Company's gaming and entertainment subsidiary, will concentrate its efforts towards assisting lotteries to expand their offerings in the area of video-machine gaming and central systems. The Company plans to consolidate and/or divest activities and assets of Dreamport, which are peripheral to the Company's core lottery business, and to relocate remaining operations from Florida to Rhode Island. UWin!, the Company's Internet-gaming subsidiary, will continue to pursue Internet-based lottery applications in government authorized jurisdictions. Gamescape and other marketing-based organizations within the Company will be consolidated and singularly focused on driving value to customers in the area of retail network optimization, game development, and research and management of new product initiatives into the lottery industry. The Company will continue its product development efforts respecting new product offerings in its core lottery business, including PC-based terminals, central system software, and other point-of-sale devices designed to enhance retail sales. The Company plans to make the majority of these products and services available for eventual sale and delivery, but has decided not to continue the additional development of two peripheral products. In addition, the Company has terminated a number of consulting agreements, will close an office in the United Kingdom, and will dispose of corporate aircraft and related facilities.

Beginning in fiscal 2002, the Company expects total annual pre-tax savings in the range of $24.0 to $26.0 million resulting from the Plan.


Results of Operations

Second Quarter

Revenues for the second quarter of fiscal 2001 were $227.6 million, representing a $27.8 million, or 10.9%, decrease from revenues of $255.4 million in the second quarter of fiscal 2000.

Service revenues, including lottery and other services, in the fiscal 2001 second quarter were $204.2 million, representing a $5.6 million, or 2.7%, decrease from service revenues of $209.8 million in the second quarter of fiscal 2000. This decrease reflects an 11.7% decrease in domestic lottery service revenues offset by a 12.7% increase in international lottery service revenues.

In the fiscal 2001 second quarter, lottery sales by the Company's domestic customers decreased 3% compared with the second quarter of fiscal 2000, primarily driven by lower jackpot activity in Powerball and Big Game states. This decrease, along with a contractual rate reduction in Texas and the impact of four lost contracts, resulted in an 11.7% decrease in the Company's domestic service revenues.

Lottery sales by the Company's international customers increased 5.6% in the fiscal 2001 second quarter compared with the second quarter of fiscal 2000, primarily driven by growth in Brazil. This increase, coupled with the launch of the national lotteries in South Africa and Morocco, was partially offset by the impact of the reduction in the dollar value of foreign currencies resulting in a 12.7% increase in the Company's international lottery service revenues.

Product sales in the second quarter of fiscal 2001 were $23.4 million, a decrease of $22.1 million from the $45.5 million of product sales in the second quarter of fiscal 2000. In the second quarter of last year, the Company recorded a significant sale of an online lottery system to Israel. The Company did not sell any lottery terminals during the second quarter of fiscal 2001, as compared to the sale of approximately 2,700 lottery terminals during the fiscal 2000 second quarter.

Gross margins on service revenues were 30.2% in the fiscal 2001 second quarter compared to 34.1% in the second quarter of fiscal 2000. This decrease was primarily driven by lower margins on new system start-ups in South Africa and Morocco, coupled with lower jackpot activity.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales in the second quarter of fiscal 2001 were negative (26.6%) compared to 24.5% in the second quarter of fiscal 2000, primarily due to the previously announced cost over-runs on projects the Company is currently implementing in New South Wales, Australia and Israel.

Operating expenses in the second quarter of fiscal 2001 were $47.2 million, representing a $4.6 million, or 10.7%, increase over operating expenses of $42.6 million in the second quarter of fiscal 2000. This increase was principally due to costs associated with the Company's recently implemented Restricted Stock Plan. As a percentage of revenues, operating expenses were 20.7% and 16.7% during the second quarters of fiscal 2001 and 2000, respectively.

The Company's effective income tax rate decreased from 41% in the second quarter of fiscal 2000 to 39% in the second quarter of fiscal 2001 principally due to lower state taxes and increased research and development tax credits.


Year to Date

Revenues for the first six months of fiscal 2001 were $469.6 million, representing a $24.4 million, or 4.9%, decrease from revenues of $494.0 million in the first six months of fiscal 2000.

Service revenues, including lottery and other services, in the first six months of fiscal 2001 were $426.8 million, representing a $5.8 million, or 1.4%, increase over the $421.0 million of service revenues in the first six months of fiscal 2000. This increase reflects an 11.9% increase in international lottery service revenues, partially offset by a 4.7% decline in domestic lottery service revenues.

Lottery sales by the Company's international customers increased approximately 7.2% in the first six months of fiscal 2001 compared with the first six months of fiscal 2000, primarily driven by growth in Brazil and Mexico. This increase, coupled with a contractual rate increase in Brazil and the launch of the national lotteries in South Africa and Morocco, was partially offset by the impact of the reduction in the dollar value of foreign currencies resulting in an 11.9% increase in the Company's international lottery service revenues.

The Company's domestic service revenues declined 4.7% in the first six months of fiscal 2001 compared with the same period of fiscal 2000, primarily due to a contractual rate reduction in Texas, along with the impact of four lost contracts. These decreases were partially offset by a 2.4% increase in lottery sales by the Company's domestic customers, primarily driven by higher sales in Texas, New Jersey and New York.

Product sales in the first six months of fiscal 2001 were $42.8 million, a decrease of $30.2 million from the $73.0 million of product sales in the first six months of fiscal 2000. The first six months of fiscal 2000 included the significant sale of an online lottery system to Israel. The Company sold approximately 400 lottery terminals during the first six months of fiscal 2001, as compared to approximately 3,700 lottery terminals during the first six months of fiscal 2000.

Gross margins on service revenues were 33.1% in the first six months of fiscal 2001 compared to 33.9% in the first six months of fiscal 2000, primarily driven by lower margins on a new system start-up in Morocco.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales decreased from 28.1% in the first six months of fiscal 2000 to negative (6.2%) in the first six months of fiscal 2001, primarily due to the previously announced cost over-runs on projects the Company is currently implementing in New South Wales, Australia and Israel.

Operating expenses in the first six months of fiscal 2001 were $94.3 million, representing a $9.0 million, or 10.5%, increase over the $85.3 million incurred in the first six months of fiscal 2000. This increase was primarily attributable to costs associated with the Company's recently implemented Restricted Stock Plan along with increased development activity on interactive media. As a percentage of revenues, operating expenses were 20.1% and 17.3% during the first six months of fiscal 2001 and 2000, respectively.

The Company's effective income tax rate decreased from 41% in the first six months of fiscal 2000 to 39% in the first six months of fiscal 2001 principally due to lower state taxes and the increased recognition of the research and development tax credit. The Company's effective income tax rate was greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.


Recent Developments

As previously announced, the scheduled start-up of Colombia's National Lottery has been postponed by the Colombian government. This delay is expected to impact fiscal 2001 revenues by approximately $13.0 million. While the Company currently expects to launch the system during the Company's fourth quarter of fiscal 2001, there cannot be any assurance that the system launch will not be indefinitely delayed or cancelled as a result of political uncertainties in Colombia. In the event of further delays or cancellations, some or all of the Company's $14.8 million investment may be at risk.

See "Legal Proceedings" in Part II, Item 1 herein for a discussion of certain recent developments respecting the United Kingdom National Lottery.

Changes in Financial Position, Liquidity and Capital Resources

During the first six months of fiscal 2001, the Company generated $106.6 million of cash from operations. This cash was primarily used to fund the purchase of $66.6 million of systems, equipment and other assets relating to contracts and to repay $18.5 million of long-term debt.

Trade accounts receivable decreased by $10.3 million, from $115.4 million at February 26, 2000 to $105.1 million at August 26, 2000, primarily due to collections on product sales recorded in fiscal 2000.

Inventories increased by $5.6 million, from $67.4 million at February 26, 2000 to $73.0 million at August 26, 2000, primarily due to spending related to the Company's product sale contract in France, expected to be recorded in the fourth quarter of next fiscal year.

The cost of systems, equipment and other assets relating to contracts increased by $33.4 million, from $1,231.8 million at February 26, 2000 to $1,265.2 million at August 26, 2000. This increase reflects the continuing installation of a new lottery system in Illinois and the expansion of a lottery system in Brazil.

Investments in and advances to unconsolidated affiliates increased by $9.3 million, from $25.9 million at February 26, 2000 to $35.2 million at August 26, 2000, primarily due to the Company's previously announced investment in Indicii Salus, a leading Internet security company.

Other assets decreased by $15.5 million, from $119.3 million at February 26, 2000 to $103.8 million at August 26, 2000, primarily due to the return of deposits on corporate aircraft that was disposed of in August 2000.

Accounts payable decreased by $12.7 million, from $53.1 million at February 26, 2000 to $40.4 million at August 26, 2000, primarily due to the timing of payments relating to ongoing lottery system installations.

Accrued expenses increased by $9.5 million, from $44.9 million at February 26, 2000 to $54.4 million at August 26, 2000, primarily due to the estimated loss provision on the project the Company is currently implementing in New South Wales, Australia.

As previously discussed, the Company recorded a $40.0 million special charge in the second quarter of fiscal 2001. The remaining current liability balance at August 26, 2000 was $21.6 million, primarily consisting of severance payments to be made to terminated employees and costs associated with the termination of consulting contracts.

Income taxes payable (which are reported net of income tax refunds receivable) decreased by $18.7 million, from $49.4 million at February 26, 2000 to $30.7 million at August 26, 2000, primarily due to foreign taxes paid on current and prior year foreign earnings.

The Company's business is capital-intensive. Although it is not possible to estimate precisely due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2001 will be in a range of $155.0 million to $165.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. As of August 26, 2000 the Company had utilized approximately $31.0 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to fund anticipated internal growth in the foreseeable future.

Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first six months of fiscal 2001.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At August 26, 2000, after taking into consideration $150.0 million of interest rate swaps, the estimated fair value of the Company's fixed rate debt approximated $290.6 million. A hypothetical 10% increase in interest rates would change the estimated fair value of the Company's fixed rate debt to $288.2 million and a hypothetical 10% decrease in interest rates would change the estimated fair value of the Company's fixed rate debt to $293.2 million. An independent investment banker determined the estimated fair value amounts.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material affect on current earnings.

The Company uses various techniques to adjust the risk associated with future changes in interest rates, including entering into interest rate swaps and the private placement of fixed rate debt.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At August 26, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $16.8 million that would be recorded in the equity section of the Company's balance sheet.

At August 26, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $2.7 million, which would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At August 26, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipated foreign currency service revenues in fiscal 2001 by $5.8 million after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2001 anticipated cash flows that were hedged varied throughout the first six months of fiscal 2001, but averaged 18%.

As of August 26, 2000, the Company had contracts for the sale of foreign currency of approximately $77.2 million (primarily South African rand, Spanish pesetas and Australian dollars) and contracts for the purchase of foreign currency of approximately $52.5 million (primarily pounds sterling, Mexican pesos, and Irish punts).


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures" in Part I, Item 2 herein.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Since July 1994, the United Kingdom National Lottery has been operated under a license held by Camelot Group Plc ("Camelot"). During the entire term of this license, which expires in September 2001, the Company has provided lottery goods and services to Camelot under technology supply and services agreements. Responsibility for the award of a new license with effect from October 1, 2001 lies with the National Lottery Commission (the "NLC"), the United Kingdom lottery regulatory authority. In 1999, the NLC established a competitive procedure for the award of the new license, and two bidders, Camelot and The People's Lottery ("TPL"), subsequently submitted bids for the new license. Camelot's bid is supported by agreements with the Company pursuant to which the Company has contracted to continue to supply lottery goods and services to Camelot during the term of the new license in the event that Camelot is awarded the new license.

As previously publicly reported, in or around April or May 2000, the NLC commenced an investigation into a lottery terminal software malfunction in the United Kingdom in which, under certain rare circumstances, a duplicate transaction was recorded on the Company's central system while only one ticket was presented to the retailer. The software malfunction resulted in what is believed to be a relatively small amount of overcharges to lottery retailers with respect to the duplicate transactions and overpayments or underpayments to certain prizewinners. The Company first identified this software malfunction in the United Kingdom in June 1998 and corrected the malfunction in July 1998, but without notifying Camelot or the NLC, as it should have done. The Company, which has fully cooperated with the NLC's investigation, has undertaken to implement a number of measures respecting its corporate compliance and governance functions and software development processes in the wake of the investigation and is scheduled to review with the NLC in November 2000 the adequacy, and the status of implementation, of its undertakings. The Company has also agreed to reimburse players and retailers for any financial losses incurred by virtue of the software malfunction. Payment by the Company of these reimbursement amounts will not have a material adverse effect on the Company.

In late July 2000, the NLC sent a letter to the Company advising the Company that, in light of the undertakings and other materials which it had received from the Company and Camelot, the NLC had decided not to proceed with a possible determination that the Company was not a "fit and proper person" to manage part of the business of running the National Lottery. The statute governing operation of the National Lottery provides that the NLC may not grant a license to run the National Lottery if any person who would manage any part of the business of running the National Lottery in connection with such license is not a "fit and proper person". Moreover, the NLC has discretion to revoke any license granted to run the National Lottery should any person involved in managing the Lottery, or some part of it, be not fit and proper.

On August 23, 2000, the NLC announced that it had decided that: (i) neither Camelot's bid nor the bid submitted by TPL was acceptable, and that, accordingly, the competitive procedure for the new license was at an end; and
(ii) the NLC would proceed on the basis of a new procedure under which it would negotiate exclusively with TPL for one month. In the Statement of Reasons which accompanied the NLC's August 23, 2000 announcement, the NLC expressed its unresolved concerns about the Company, largely as a result of the Company's actions with respect to the software malfunction and its aftermath, and stated that it is separately considering the issue of breaches by Camelot of the terms of its existing license arising from the software incident. The NLC also pointed out in the Statement of Reasons concerns that it had with TPL's bid, but noted that TPL's bid might well have generated better returns for good causes than Camelot's bid. Promptly after the NLC's announcement, Camelot initiated legal proceedings in the United Kingdom challenging the legality of the NLC's decision to initiate a new procedure of negotiation with TPL to the exclusion of Camelot. On September 21, 2000, the High Court of Justice (Queen's Bench Division) overturned the NLC's August 23, 2000 decision to negotiate exclusively with TPL on the grounds that the procedure decided on by the NLC was "conspicuously unfair" to Camelot and directed that the Commission enter into an exclusive thirty-day negotiation period commencing September 25, 2000 so as to afford Camelot the same opportunity granted to TPL to improve its bid to address the Commission's concerns. The Court's judgment makes clear that it is up to the NLC to decide which bidder is to receive the new license at the end of the NLC's one-month negotiation with Camelot. On October 4, 2000, Dame Helena Shovelton resigned as chairman of the NLC in the wake of media coverage critical of her handling of the competitive procedure for the new license.

It is uncertain whether Camelot or TPL will receive the award of the new license. Moreover, the NLC is expected to issue a report respecting the software incident, and it is uncertain what this report will contain or what actions, if any, the NLC may take. In light of these uncertainties, there can be no assurance that Camelot will not seek to assert claims against the Company with respect to the software incident and the ultimate outcome of the new license procedure. Nor can there be any assurance that the Company's ability to retain existing contracts and to obtain new or renewal contracts will be unaffected by these developments.

In August 2000, a shareholder class action lawsuit was brought against the Company, the Company's former Chairman and Chief Executive Officer, William Y. O'Connor, and the Company's current Chairman, W. Bruce Turner, in the U.S. District Court of Rhode Island relating to various Company announcements made between April 11, 2000 and July 25, 2000. The complaint filed in the case, Sandra Kafenbaum, individually and on behalf of all others similarly situated,
v. GTECH Holdings Corporation, William Y. O'Connor and W. Bruce Turner, generally alleges that the defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to the Company and respecting the Company's prospects in certain non-lottery business lines and investments) while failing to disclose in a timely manner certain allegedly material adverse information that it purportedly had a duty to disclose (including as to an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary damages from the Company and the individual defendants. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the other defendants in this matter.

In September 2000, the Company's Brazilian subsidiary ("GTECH Brasil") received a notice from the lottery authority of the Brazilian state of Minas Gerais assessing penalties of approximately $16,000,000 stemming from certain alleged breaches by GTECH Brasil of its contract with the Minas Gerais lottery authority. GTECH Brasil has denied the substantive allegations of, and has raised certain procedural objections to, the assessment notice. The Company believes that the allegations made by the Minas Gerais lottery authority are without merit and intends to defend itself in any proceedings resulting from this notice.

The case captioned Rumsey Indian Rancheria v. Wilson, involving a suit by several California Indian tribes against the State and Governor of California under the federal Indian Gaming Regulatory Act in which the Company was considering intervening, has now been remanded to the District Court, which has vacated its former judgment and has entered a judgment declaring that Indian tribes are authorized to operate slot machines, lotteries and certain other forms of gaming on Indian lands in California. This effectively eliminates any need for the Company to intervene in the case. See Part I, Item 3 - "Legal Proceedings" and Note G to the consolidated financial statements, included in the Company's fiscal 2000 Annual Report on Form 10-K for a description of the background to this case.

For information respecting certain other legal proceedings, refer to Part I,
Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's fiscal 2000 Annual Report on Form 10-K; and Note G to the consolidated financial statements included in the Company's fiscal 2000 Annual Report on Form 10-K; and Part II, Item 1 - "Legal Proceedings" included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 27, 2000.

Item 2.  CHANGES IN SECURITIES

(c)For the six months ended August 26, 2000, 1,730 shares of the Company's unregistered common stock vested under stock award plans. Pursuant to the terms of these plans the shares were issued with no cash consideration to the Company. Registration of such shares was not required because the transaction did not constitute a "sale" under Section 2 (3) of the Securities Act of 1933 or, alternatively, the transaction was exempt pursuant to the private offering provisions of the Act and the rules thereunder.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits - The exhibits to this report are as follows:

               3    Amended and Restated By-Laws of the Company

               10.1 Severance Agreement and Release, dated as of July 5, 2000, by and among the Company, GTECH Corporation and William Y. O'Connor

               10.2 Resignation and Acceptance, dated as of July 5, 2000, by and between Steven P. Nowick and the Company

               10.3 Agreement, dated as of August 9, 2000, by and between the
                    Company and W. Bruce Turner

               10.4 The Company's 2000 Restricted Stock Plan, and form of
                    Executive Restricted Stock Agreement

               27   Financial Data Schedule


         (b) The Company did not file any reports on form 8-K during the quarter to which this report relates

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GTECH HOLDINGS CORPORATION



Date:  October 6, 2000              By /s/ Jaymin B. Patel
                                    ------------------------------------------
                                    Jaymin B. Patel, Senior Vice President
                                    and Chief Financial Officer (Principal
                                    Financial Officer)



Date:  October 6, 2000              By /s/ Robert J. Plourde
                                    ------------------------------------------
                                    Robert J. Plourde, Vice President and
                                    Corporate Controller (Principal Accounting
                                    Officer)