Form 10-Q
period 2000-11-25
GTECH HOLDINGS CORP
filed 2001-01-08
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 25, 2000



Commission file number 1-11250



                           GTECH Holdings Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      05-0450121
-------------------------------                ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                             Number)


55 Technology Way, West Greenwich, Rhode Island                 02817
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (401) 392-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No   [_]


At December 30, 2000 there were 34,014,372 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
------------------------------                                            ------
Item 1.  Financial Statements

         Consolidated Balance Sheets                                        3

         Consolidated Income Statements                                    4-5

         Consolidated Statement of Shareholders' Equity                     6

         Consolidated Statements of Cash Flows                              7

         Notes to Consolidated Financial Statements                        8-12

Item 2.  Management's Discussion and Analysis of Financial Condition      13-19
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        19

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                20-21

Item 4.  Submission of Matters to Vote of Security Holders                 22

Item 6.  Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                 24
----------

EXHIBITS
--------

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                (Unaudited)
                                                                                                 November 25,       February 26,
                                                                                                     2000               2000
                                                                                                 -----------        -----------
                                                                                              (In thousands, except share amounts)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                                  $     9,767        $    11,115
      Trade accounts receivable                                                                       91,118            115,358
      Sales-type lease receivables                                                                     9,409             10,110
      Inventories                                                                                     97,897             67,418
      Deferred income taxes                                                                           15,853             15,853
      Other current assets                                                                            17,892             19,346
                                                                                                 -----------        -----------
                TOTAL CURRENT ASSETS                                                                 241,936            239,200

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                          1,259,030          1,231,755
Less: Accumulated Depreciation                                                                      (896,212)          (855,837)
                                                                                                 -----------        -----------
                                                                                                     362,818            375,918

GOODWILL, net                                                                                        123,798            130,710

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                              35,601             25,898

OTHER ASSETS                                                                                          97,505            119,297
                                                                                                 -----------        -----------
                                                                                                 $   861,658        $   891,023
                                                                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                           $    37,184        $    53,103
      Accrued expenses                                                                                48,844             44,898
      Special charge                                                                                   9,586                 --
      Employee compensation                                                                           25,405             30,057
      Advance payments from customers                                                                 41,042             33,438
      Income taxes payable                                                                            31,102             49,382
      Current portion of long-term debt                                                                   --                 69
                                                                                                 -----------        -----------
                TOTAL CURRENT LIABILITIES                                                            193,163            210,947

LONG-TERM DEBT, less current portion                                                                 341,900            349,400

OTHER LIABILITIES                                                                                     30,069             27,363

DEFERRED INCOME TAXES                                                                                  6,737              6,737

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued                --                 --
      Common Stock, par value $.01 per share--150,000,000 shares authorized,
         44,190,565 and 44,171,315 shares issued, 34,223,872 and 34,804,004 shares
         outstanding at November 25, 2000 and February 26, 2000, respectively                            442                442
      Additional paid-in capital                                                                     177,075            176,750
      Equity carryover basis adjustment                                                               (7,008)            (7,008)
      Accumulated other comprehensive income                                                         (83,878)           (69,493)
      Retained earnings                                                                              453,420            437,830
                                                                                                 -----------        -----------
                                                                                                     540,051            538,521
      Less cost of 9,966,693 and 9,367,311 shares in treasury at
         November 25, 2000 and February 26, 2000, respectively                                      (250,262)          (241,945)
                                                                                                 -----------        -----------
                                                                                                     289,789            296,576
                                                                                                 -----------        -----------
                                                                                                 $   861,658        $   891,023
                                                                                                 ===========        ===========



See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                         (Unaudited)
                                                                     Three Months Ended
                                                               -----------------------------
                                                               November 25,     November 27,
                                                                  2000              1999
                                                               ------------     ------------
                                                                  (Dollars in thousands,
                                                                 except per share amounts)
Revenues:
      Services                                                  $ 213,827         $ 221,093
      Sales of products                                             7,204            28,473
                                                                ---------         ---------
                                                                  221,031           249,566
Costs and expenses:
      Costs of services                                           145,338           141,487
      Costs of sales                                                7,272            18,014
                                                                ---------         ---------
                                                                  152,610           159,501
                                                                ---------         ---------

Gross profit                                                       68,421            90,065

Selling, general and administrative                                24,575            31,538
Research and development                                           11,912            12,697
Goodwill amortization                                               1,473             1,563
                                                                ---------         ---------
      Operating expenses                                           37,960            45,798
                                                                ---------         ---------

Operating income                                                   30,461            44,267

Other income (expense):
      Interest income                                               1,343               902
      Equity in earnings of unconsolidated affiliates                 520              (135)
      Other income                                                  4,771             1,042
      Interest expense                                             (7,116)           (7,468)
                                                                ---------         ---------

Income before income taxes                                         29,979            38,608

Income taxes                                                       11,692            15,829
                                                                ---------         ---------

Net income                                                      $  18,287         $  22,779
                                                                =========         =========

Basic and diluted earnings per share                            $     .53         $     .65
                                                                =========         =========


See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                        (Unaudited)
                                                                     Nine Months Ended
                                                               -----------------------------
                                                               November 25,     November 27,
                                                                  2000             1999
                                                               ------------     ------------
                                                                  (Dollars in thousands,
                                                                 except per share amounts)
Revenues:
      Services                                                  $ 640,667         $ 642,094
      Sales of products                                            49,970           101,521
                                                                ---------         ---------
                                                                  690,637           743,615
Costs and expenses:
      Costs of services                                           430,723           419,751
      Costs of sales                                               52,698            70,505
                                                                ---------         ---------
                                                                  483,421           490,256
                                                                ---------         ---------

Gross profit                                                      207,216           253,359

Selling, general and administrative                                89,373            91,756
Research and development                                           38,189            34,663
Goodwill amortization                                               4,691             4,689
                                                                ---------         ---------
      Operating expenses                                          132,253           131,108
                                                                ---------         ---------

Special charge                                                     40,018                --

Operating income                                                   34,945           122,251

Other income (expense):
      Interest income                                               4,312             2,603
      Equity in earnings of unconsolidated affiliates               2,614             1,801
      Other income                                                  7,212             2,320
      Interest expense                                            (20,804)          (21,402)
                                                                ---------         ---------

Income before income taxes                                         28,279           107,573

Income taxes                                                       11,029            44,105
                                                                ---------         ---------

Net income                                                      $  17,250         $  63,468
                                                                =========         =========

Basic and diluted earnings per share                            $     .50         $    1.73
                                                                =========         =========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY-(Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                                               Equity
                                                                                            Additional        Carryover
                                                         Outstanding         Common           Paid-in           Basis
                                                            Shares            Stock           Capital         Adjustment
                                                         -----------       -----------      -----------      -----------
                                                                             (Dollars in thousands)
Balance at February 26, 2000                              34,804,004       $       442      $   176,750      $    (7,008)
Comprehensive income:
     Net income                                                   --                --               --               --
     Other comprehensive income (loss), net of tax:
         Foreign currency translation                             --                --               --               --
         Net loss on derivative instruments                       --                --               --               --
         Unrealized gain on investment                            --                --               --               --
Comprehensive income
Treasury shares repurchased                                 (820,800)               --               --               --
Shares reissued under employee stock
     purchase and stock award plans                          221,418                --               --               --
Shares issued upon exercise of stock options                  19,250                --              325               --
                                                         -----------       -----------      -----------      -----------
Balance at November 25, 2000                              34,223,872       $       442      $   177,075      $    (7,008)
                                                         ===========       ===========      ===========      ===========


                                                        Accumulated
                                                            Other
                                                       Comprehensive         Retained         Treasury
                                                           Income            Earnings           Stock              Total
                                                         -----------       -----------       -----------       -----------
                                                                              (Dollars in thousands)
Balance at February 26, 2000                             $   (69,493)      $   437,830       $  (241,945)      $   296,576
Comprehensive income:
     Net income                                                   --            17,250                --            17,250
     Other comprehensive income (loss), net of tax:
         Foreign currency translation                        (14,288)               --                --           (14,288)
         Net loss on derivative instruments                     (175)               --                --              (175)
         Unrealized gain on investment                            78                --                --                78
                                                                                                               -----------
Comprehensive income                                                                                                 2,865
Treasury shares repurchased                                       --                --           (13,995)          (13,995)
Shares reissued under employee stock
     purchase and stock award plans                               --            (1,660)            5,678             4,018
Shares issued upon exercise of stock options                      --                --                --               325
                                                         -----------       -----------       -----------       -----------
Balance at November 25, 2000                             $   (83,878)      $   453,420       $  (250,262)      $   289,789
                                                         ===========       ===========       ===========       ===========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                         (Unaudited)
                                                                                     Nine Months Ended
                                                                               --------------------------------
                                                                               November 25,        November 27,
                                                                                  2000                 1999
                                                                                ---------           ---------
                                                                                   (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                      $  17,250           $  63,468
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and other intangibles amortization                             130,824             133,782
      Goodwill amortization                                                         4,691               4,689
      Special charge                                                               40,018                  --
      Equity in earnings of unconsolidated affiliates,                               (922)                464
         net of dividends received
      Other                                                                          (815)             (3,739)
      Changes in operating assets and liabilities:
         Trade accounts receivable                                                 25,839             (19,718)
         Inventories                                                              (30,977)              2,751
         Special charge                                                           (23,599)             (4,571)
         Other assets and liabilities                                             (13,447)            (24,444)
                                                                                ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         148,862             152,682

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts           (107,916)            (92,863)
Investments in and advances to unconsolidated subsidiaries                        (14,048)            (15,226)
Other                                                                              (9,447)            (14,077)
                                                                                ---------           ---------
NET CASH USED FOR INVESTING ACTIVITIES                                           (131,411)           (122,166)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                       92,500             199,200
Principal payments on long-term debt                                             (100,066)           (133,692)
Purchases of treasury stock                                                       (13,995)            (98,747)
Other                                                                               5,912                 293
                                                                                ---------           ---------
NET CASH USED FOR FINANCING ACTIVITIES                                            (15,649)            (32,946)

Effect of exchange rate changes on cash                                            (3,150)              2,447
                                                                                ---------           ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (1,348)                 17

Cash and cash equivalents at beginning of period                                   11,115               7,733
                                                                                ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   9,767           $   7,750
                                                                                =========           =========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 25, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 24, 2001. The balance sheet at February 26, 2000 has been derived from the audited financial statements at that date. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's fiscal 2000 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

NOTE B--INVENTORIES                              November 25,     February 26,
                                                    2000              2000
                                                 ------------     ------------
                                                    (Dollars in thousands)
Inventories consist of:
     Raw materials                                  $39,058         $23,623
     Work in progress                                54,589          42,701
     Finished goods                                   4,250           1,094
                                                    -------         -------
                                                    $97,897         $67,418
                                                    =======         =======

NOTE C--LONG-TERM DEBT

                                                 November 25,     February 26,
                                                     2000             2000
                                                 ------------     ------------
                                                     (Dollars in thousands)
Long-term debt consists of:
     7.75% Series A Senior Notes due 2004          $150,000        $150,000
     7.87% Series B Senior Notes due 2007           150,000         150,000
     Revolving credit facility                       41,900          45,000
     Other                                               --           4,469
                                                   --------        --------
                                                    341,900         349,469
     Less current portion                                --              69
                                                   --------        --------
                                                   $341,900        $349,400
                                                   ========        ========

The Company has an unsecured revolving credit facility of $400,000,000 expiring in June 2002 (the "Credit Facility"). At November 25, 2000, the weighted average interest rate for outstanding borrowings under the Credit Facility was 6.88%.

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


NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:




                                                          Three Months Ended                    Nine Months Ended
                                                    -------------------------------       ------------------------------
                                                    November 25,       November 27,       November 25,      November 27,
                                                       2000               1999               2000               1999
                                                    ------------       ------------       ------------      ------------
                                                       (Dollars and shares in thousands, except per share amounts)
Numerator:
     Net income                                      $18,287            $22,779            $17,250            $63,468

Denominator:
     Weighted average shares-Basic                    34,471             35,049             34,714             36,689

Effect of dilutive securities:
     Employee stock options and                           22                 31                 25                 46
      unvested restricted shares
                                                     -------            -------            -------            -------
     Weighted average shares-Diluted                  34,493             35,080             34,739             36,735
                                                     =======            =======            =======            =======

Basic and diluted earnings per share                 $   .53            $   .65            $   .50            $  1.73
                                                     =======            =======            =======            =======

NOTE G -- COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

                                                       Three Months Ended          Nine Months Ended
                                                  ---------------------------  --------------------------
                                                  November 25,   November 27,  November 25,  November 27,
                                                      2000          1999           2000          1999
                                                  ------------   ------------  ------------  ------------
                                                                  (Dollars in thousands)

Net income                                         $ 18,287        $22,779       $ 17,250      $ 63,468

Other comprehensive income (loss), net of tax:
  Foreign currency translation                       (7,917)            66        (14,288)        6,800
  Net gain (loss) on derivative instruments            (201)            35           (175)         (302)
  Unrealized gain on investments                         78             --             78            --
                                                   --------        -------       --------      --------
Comprehensive income                               $ 10,247        $22,880       $  2,865      $ 69,966
                                                   ========        =======       ========      ========




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

The Company's business segment data is summarized below:

                                                       Three Months Ended          Nine Months Ended
                                                  ---------------------------  --------------------------
                                                  November 25,   November 27,  November 25,  November 27,
                                                      2000          1999           2000          1999
                                                  ------------   ------------  ------------  ------------
                                                                  (Dollars in thousands)
Revenues from external sources:
   Lottery                                         $203,480      $ 228,622      $ 638,360     $ 685,242
   All other                                         17,551         20,944         52,277        58,373
                                                   --------      ---------      ---------     ---------
   Consolidated                                    $221,031      $ 249,566      $ 690,637     $ 743,615
                                                   ========      =========      =========     =========

Net operating profit after income taxes:
   Lottery                                         $ 23,298      $  28,999      $  60,441     $  81,719
   All other                                             57           (603)        (3,375)       (2,648)
                                                   --------      ---------      ---------     ---------
   Consolidated                                    $ 23,355      $  28,396      $  57,066     $  79,071
                                                   ========      =========      =========     =========

A reconciliation of net operating profit after income taxes to net income as reported on the consolidated income statements is as follows:

                                                   Three Months Ended          Nine Months Ended
                                              ----------------------------   ------------------------
                                              November 25,   November 27,  November 25,  November 27,
                                                  2000          1999           2000          1999
                                              ------------   ------------  ------------  ------------
                                                              (Dollars in thousands)
Net operating profit after income taxes       $ 23,355      $ 28,396        $ 57,066      $ 79,071
   Reconciling items, net of tax:
   Special charge                                   --            --         (24,411)           --
   Interest expense                             (4,340)       (4,406)        (12,690)      (12,627)
   Other                                          (728)       (1,211)         (2,715)       (2,976)
                                              --------      --------        --------      --------
     Net income                               $ 18,287      $ 22,779        $ 17,250      $ 63,468
                                              ========      ========        ========      ========



NOTE I -- SPECIAL CHARGE

In the second quarter of fiscal 2001, the Company recorded a $40,018,000 special charge ($24,411,000 after-tax, or $0.70 per share) in connection with certain contractual obligations and a value assessment of the Company's business operations. The major components of the special charge consisted of $11,556,000 for contractual obligations in connection with the departures in July, 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $10,378,000 for a workforce reduction that eliminated approximately 175 Company positions worldwide, $8,415,000 for legal expenses and other costs for the exit of certain business strategies and product lines, $6,130,000 for the termination of consulting agreements, and $4,567,000 for facility exit costs and other miscellaneous charges. The latter charges were offset by net gains of $1,028,000 on the disposition of Company aircraft.

A summary of the special charge activity is as follows:

                                                                Exit
                                                            of Certain
                                  Executive     Worldwide     Business        Terminate
                                 Contractual    Workforce   Strategies &      Consulting
                                 Obligations    Reduction   Product Lines     Contracts    Other      Total
                                 -----------    ---------   -------------     ----------   -----      -----
                                                               (Dollars in thousands)
Special charge                   $ 11,556      $ 10,378      $ 8,415          $ 6,130      $ 3,539  $ 40,018
Cash expenditures                  (9,809)       (3,477)      (3,562)          (6,130)        (621)  (23,599)
Noncash charges                        --            --       (4,396)              --       (2,437)   (6,833)
                                 --------      --------      -------          -------      -------  --------
Balance at November 25, 2000     $  1,747      $  6,901      $   457          $    --      $   481  $  9,586
                                 ========      ========      =======          =======      =======  ========

NOTE J -- SUBSEQUENT EVENT

Since July 1994, the United Kingdom National Lottery has been operated under a license held by Camelot Group plc ("Camelot"), and the Company has been a supplier of lottery goods and services to Camelot for the lottery.

In December 2000, the United Kingdom lottery regulatory authority, the National Lottery Commission ("NLC"), named Camelot as the preferred applicant for the next license to operate the United Kingdom National Lottery following a competitive procurement process that was extended by the NLC after legal action was initiated by Camelot. The NLC also announced that it will grant Camelot an interim license to cover the period from October 1, 2001, through January 30, 2002, in order to provide a twelve-month conversion period prior to the beginning of the new license.

For further information, refer to "Legal Proceedings" in Part II, Item I herein.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below and elsewhere in this report, in the Company's fiscal 2000 Form 10-K, and in the Company's subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.

General

The Company's fiscal year ends on the last Saturday in February each year, and fiscal 2001 ends on February 24, 2001.

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically at least five years in duration, and are generally based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product sales during fiscal 2001 will be in a range of $95.0 million to $105.0 million.

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

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, the Company would not necessarily know of the existence of an investigation which might involve the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 herein; Part I, Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's fiscal 2000 Annual Report on Form 10-K; Note G to the consolidated financial statements in the Company's fiscal 2000 Annual
Report on Form 10-K and Part II, Item 1 - "Legal Proceedings" in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended May 27, 2000 and August 26, 2000 for further information concerning these matters and other contingencies.


Special Charge

In the second quarter of fiscal 2001, the Company's Board of Directors approved a plan of repositioning and restructuring of the Company's operations (the "Plan") upon the completion of a value assessment of the Company's business operations. The Company estimated and recorded a $40.0 million special charge ($24.4 million after-tax or $0.70 per share) in connection with certain contractual obligations and the execution of the Plan. The major components of the special charge consisted of $11.6 million for contractual obligations in connection with the departures in July, 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $10.4 million for a workforce reduction that eliminated approximately 175 Company positions worldwide, $8.4 million for legal expenses and other costs for the exit of certain business strategies and product lines, $6.1 million for the termination of consulting agreements, and $4.5 million for facility exit costs and other miscellaneous charges. The latter charges were offset by net gains of $1.0 million on the disposition of Company aircraft. The special charge accrual of $9.6 million at November 25, 2000 primarily consists of severance payments to be made to terminated employees and costs associated with executive contractual obligations that will be funded through cash flow from operations.

As a result of the value assessment, the Company took a number of steps to strengthen its focus on its core lottery operations and implemented a Company-wide resizing to better position itself for future business opportunities. Dreamport, the Company's gaming and entertainment subsidiary, will concentrate its efforts towards assisting lotteries to expand their offerings in the area of video-machine gaming and central systems. The Company plans to consolidate and/or divest activities and assets of Dreamport which are peripheral to the Company's core lottery business, and to relocate remaining operations from Florida to Rhode Island. Pursuant to the Plan, UWin!, the Company's Internet-gaming subsidiary, is to continue to pursue Internet-based lottery applications in government authorized jurisdictions. Gamescape and other marketing-based organizations within the Company are to be consolidated and singularly focused on driving value to customers in the area of retail network optimization, game development, and research and management of new product initiatives into the lottery industry. The Company intends to continue its product development efforts respecting new product offerings in its core lottery business, including PC-based terminals, central system software, and other point-of-sale devices designed to enhance retail sales. The Company plans to make the majority of these products and services available for eventual sale and delivery, but has decided not to continue the additional development of two peripheral products. In addition, the Company has terminated a number of consulting agreements, closed an office in the United Kingdom, and disposed of corporate aircraft and related facilities.

Beginning in fiscal 2002, the Company expects total annual pre-tax savings in the range of $24.0 to $26.0 million resulting from the Plan.

Results of Operations

Third Quarter

Revenues for the third quarter of fiscal 2001 were $221.0 million, representing a $28.6 million, or 11.4%, decrease from revenues of $249.6 million in the third quarter of fiscal 2000.

Service revenues, including lottery and other services, in the fiscal 2001 third quarter were $213.8 million, representing a $7.3 million, or 3.3%, decrease from service revenues of $221.1 million in the third quarter of fiscal 2000. This decrease reflects a 6.7% decrease in international lottery service revenues. Domestic service revenues in the fiscal 2001 third quarter were comparable to the same period last year.

Lottery sales by the Company's international customers decreased 10.5% in the fiscal 2001 third quarter compared with the third quarter of fiscal 2000, primarily driven by lower jackpot activity in Brazil. This decrease, coupled with the impact of the reduction in the dollar value of foreign currencies, was partially offset by the launch of the national lotteries in South Africa and Morocco, resulting in an overall 6.7% decrease in the Company's international lottery service revenues to $90.0 million.

The Company's fiscal 2001 third quarter domestic lottery service revenues of $109.5 million were comparable to the third quarter of fiscal 2000. Lottery sales by the Company's domestic customers increased 5.8%, primarily driven by higher jackpot activity in Texas, California, New York and the Powerball states. These increases were fully offset by a contractual rate reduction in Texas and the impact of lost contracts.

Product sales in the third quarter of fiscal 2001 were $7.2 million, a decrease of $21.3 million from the $28.5 million of product sales in the third quarter of fiscal 2000. The third quarter of last year included the sale of approximately 4,200 terminals to Uthingo, the consortium that operates the South Africa National Lottery and of which the Company owns 10%.

Gross margins on service revenues were 32.0% in the fiscal 2001 third quarter compared to 36.0% in the third quarter of fiscal 2000. This decrease was primarily driven by lower margins on new system start-ups in South Africa and Morocco and the impact of lower jackpot activity in Brazil.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales decreased from 36.7% in the third quarter of fiscal 2000 to negative (0.9%) in the third quarter of fiscal 2001. The fiscal 2001 third quarter margins were adversely impacted by cost overruns to complete the lottery system conversion underway in New South Wales, Australia.

Operating expenses in the third quarter of fiscal 2001 were $38.0 million, representing a $7.8 million, or 17.1%, decrease from operating expenses of $45.8 million in the third quarter of fiscal 2000. This decrease was primarily due to cost reductions resulting from the execution of initiatives resulting from the value assessment. As a percentage of revenues, operating expenses were 17.2% and 18.4% during the third quarters of fiscal 2001 and 2000, respectively.

Other income in the third quarter of fiscal 2001 was $4.8 million, representing a $3.8 million increase over the $1.0 million recorded in the third quarter of fiscal 2000. This increase relates principally to the sale of the Company's investment in Suffolk Downs for $1.6 million in the third quarter of fiscal 2001. In addition, the Company recorded $0.9 million of net foreign exchange gains in the third quarter of fiscal 2001, compared to ($1.0) million of net foreign exchange losses in the third quarter of the prior year.

The Company's effective income tax rate decreased from 41% in the third quarter of fiscal 2000 to 39% in the third quarter of fiscal 2001 principally due to lower state taxes and increased recognition of research and development tax credits.

Year to Date

Revenues for the first nine months of fiscal 2001 were $690.6 million, representing a $53.0 million, or 7.1%, decrease from revenues of $743.6 million in the first nine months of fiscal 2000.

Service revenues, including lottery and other services, in the first nine months of fiscal 2001 were $640.7 million, representing a $1.4 million, or 0.2%, decrease from the $642.1 million of service revenues in the first nine months of fiscal 2000. This decrease reflects a 3.3% decline in domestic lottery service revenues, partially offset by a 4.7% increase in international lottery service revenues.

The Company's domestic lottery service revenues were $337.5 million in the first nine months of fiscal 2001, a decrease of 3.3% from the $349.0 million recorded in the same period of fiscal 2000. This decrease was primarily due to a contractual rate reduction in Texas, coupled with the impact of four lost contracts. These decreases were partially offset by a 3.5% increase in lottery sales by the Company's domestic customers, primarily driven by higher sales in Texas and higher jackpot activity in New York and New Jersey.

The Company's international lottery service revenues increased 4.7% in the first nine months of fiscal 2001 to $260.0 million compared with the $248.4 million recorded in the same period last year, primarily due to the launch of the national lotteries in South Africa and Morocco along with a contractual rate increase in Brazil. These increases were partially offset by the impact of the reduction in the dollar value of foreign currencies. Lottery sales by the Company's international customers in the first nine months of fiscal 2001 were comparable to the same period last year, with higher sales in Poland, Mexico and the Czech Republic almost fully offsetting the lower jackpot activity in Brazil.

Product sales in the first nine months of fiscal 2001 were $50.0 million, a decrease of $51.5 million from the $101.5 million of product sales in the first nine months of fiscal 2000. The first nine months of last year included the sale of an online lottery system to Israel, a new central system to Sweden, and terminals to Uthingo. The Company sold approximately 800 lottery terminals during the first nine months of fiscal 2001, compared to approximately 8,200 lottery terminals during the first nine months of fiscal 2000.

Gross margins on service revenues were 32.8% in the first nine months of fiscal 2001 compared to 34.6% in the first nine months of fiscal 2000, primarily driven by lower margins on the lottery system start-up in Morocco, along with costs associated with the delay in the start-up of the Colombia lottery.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales decreased from 30.6% in the first nine months of fiscal 2000 to negative (5.5%) in the first nine months of fiscal 2001, primarily due to previously announced cost over-runs on lottery systems the Company is implementing in New South Wales, Australia and Israel.

Operating expenses in the first nine months of fiscal 2001 were $132.3 million, representing a $1.2 million, or 0.9%, increase over the $131.1 million incurred in the first nine months of fiscal 2000. This increase was primarily attributable to costs associated with the implementation of the Company's Restricted Stock Plan, along with higher spending on the Company's central system software and interactive media offerings. These increases were partially offset by cost reductions resulting from the value assessment. As a percentage of revenues, operating expenses were 19.1% and 17.6% during the first nine months of fiscal 2001 and 2000, respectively.

Other income in the first nine months of fiscal 2001 was $7.2 million, representing a $4.9 million increase over the $2.3 million recorded in the first nine months of fiscal 2000. The Company recorded $0.9 million of net foreign exchange gains in the first nine months of fiscal 2001, compared to ($4.5) million of net foreign exchange losses in the first nine months of the prior year.

The Company's effective income tax rate decreased from 41% in the first nine months of fiscal 2000 to 39% in the first nine months of fiscal 2001, principally due to lower state taxes and the increased recognition of the research and development tax credits. The Company's effective income tax rate was greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.


Recent Developments

As previously announced, the scheduled start-up of Colombia's National Lottery has been postponed by the Colombian government. While the Company currently expects to launch the system during its fourth quarter of fiscal 2001, there cannot be any assurance that the system launch will not be indefinitely delayed or cancelled as a result of political uncertainties in Colombia. In the event of further delays or cancellations, the Company will continue to evaluate the recoverability of its $16.4 million investment relating to Colombia included in systems, equipment and other assets relating to contracts in the accompanying balance sheet.

See "Legal Proceedings" in Part II, Item 1 herein for a discussion of certain recent developments respecting the United Kingdom National Lottery.


Changes in Financial Position, Liquidity and Capital Resources

During the first nine months of fiscal 2001, the Company generated $148.9 million of cash from operations. This cash was primarily used to fund the purchase of $107.9 million of systems, equipment and other assets relating to contracts and to repurchase $14.0 million of the Company's common stock.

Trade accounts receivable decreased by $24.3 million, from $115.4 million at February 26, 2000 to $91.1 million at November 25, 2000, primarily due to collections of product sales recorded in the second half of fiscal 2000.

Inventories increased by $30.5 million, from $67.4 million at February 26, 2000 to $97.9 million at November 25, 2000, primarily due to spending on the Company's next generation terminal, the Altura, which will be supplied under product sale contracts in China, Spain, Portugal and Australia and spending related to product sale contracts with customers in Virginia and France that the Company expects to record in the fourth quarter of fiscal 2001 and fiscal 2002, respectively.

The cost of systems, equipment and other assets relating to contracts increased by $27.2 million, from $1,231.8 million at February 26, 2000 to $1,259.0 million at November 25, 2000. This increase primarily reflects the expansion of the lottery system in Brazil and the continuing installation of a new lottery system in Illinois, partially offset by the retirement of terminals and related costs in Illinois.

Investments in and advances to unconsolidated affiliates increased by $9.7 million, from $25.9 million at February 26, 2000 to $35.6 million at November 25, 2000, primarily due to the Company's previously announced investment in Indicii Salus, a leading Internet security company.

Other assets decreased by $21.8 million, from $119.3 million at February 26, 2000 to $97.5 million at November 25, 2000, primarily due to the return of deposits on corporate aircraft that was sold in August 2000, along with the amortization of capitalized software.

Accounts payable decreased by $15.9 million, from $53.1 million at February 26, 2000 to $37.2 million at November 25, 2000, primarily due to the timing of payments relating to ongoing lottery system installations.

Accrued expenses increased by $3.9 million, from $44.9 million at February 26, 2000 to $48.8 million at November 25, 2000, primarily due to the additional cost to complete the lottery system conversion underway in New South Wales, Australia.

As previously discussed, the Company recorded a $40.0 million special charge in the second quarter of fiscal 2001. The special charge accrual of $9.6 million at November 25, 2000 primarily consists of severance payments to be made to terminated employees and costs associated with executive contractual obligations.

Income taxes payable (which are reported net of income tax refunds receivable) decreased by $18.3 million, from $49.4 million at February 26, 2000 to $31.1 million at November 25, 2000, primarily due to foreign taxes paid on current and prior year foreign earnings and a tax benefit relating to the special charge.

The Company's business is capital-intensive. Although it is not possible to estimate precisely due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2001 will be in a range of $150.0 million to $160.0 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. As of November 25, 2000 the Company had utilized approximately $41.9 million of its $400 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations and to fund anticipated internal growth in the foreseeable future.


Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first nine months of fiscal 2001.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At November 25, 2000, after taking into consideration $150.0 million of interest rate swaps, the estimated fair value of the Company's $300.0 million of fixed rate debt approximated $288.6 million. A hypothetical 10% increase in interest rates would change the estimated fair value of the Company's fixed rate debt to $286.5 million and a hypothetical 10% decrease in interest rates would change the estimated fair value of the Company's fixed rate debt to $290.8 million. An independent investment banker determined the estimated fair value amounts.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material affect on current earnings.

The Company uses various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps and the private placement of fixed rate debt.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At November 25, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a pre-tax translation loss of $16.8 million that would be recorded in the equity section of the Company's balance sheet.

At November 25, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $2.4 million, which would be recorded in current earnings after considering the effects of foreign currency exchange and option contracts currently in place.

At November 25, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipated foreign currency service revenues in fiscal 2001 by $1.2 million, on a pre-tax basis, after considering the effects of foreign currency exchange and option contracts currently in place. The percentage of fiscal 2001 anticipated cash flows that were hedged varied throughout the first nine months of fiscal 2001, but averaged 35%.

As of November 25, 2000, the Company had contracts for the sale of foreign currency of approximately $89.5 million (primarily South African rand, Brazilian reals, Australian dollars and Spanish pesetas) and contracts for the purchase of foreign currency of approximately $60.1 million (primarily pounds sterling, Mexican pesos, and Singapore dollars).


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures" in Part I, Item 2 herein.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Since July 1994, the United Kingdom National Lottery has been operated under a license held by Camelot Group plc ("Camelot"), and the Company has been a supplier of lottery goods and services to Camelot for the lottery.

As previously publicly reported, in or around April or May 2000, the United Kingdom National Lottery Commission (the "NLC"), the regulator of the United Kingdom National Lottery, commenced an investigation into a lottery terminal software malfunction in the United Kingdom in which, under certain rare circumstances, a duplicate transaction was recorded on the Company's central system while only one ticket was presented to the retailer. The software malfunction resulted in what is believed to be a relatively small amount of overcharges to lottery retailers with respect to the duplicate transactions and a relatively small amount of overpayments or underpayments to certain prizewinners. The Company first identified this software malfunction in the United Kingdom in June 1998 and corrected the malfunction in July 1998, but without notifying Camelot or the NLC, as it should have done. The Company has fully cooperated with the NLC's investigation and has undertaken to implement a number of measures respecting its corporate compliance and governance functions and software development processes in the wake of the investigation. In November 2000 the Company reviewed with the NLC the adequacy of and its progress to date in implementing its undertakings. The Company has also agreed to reimburse United Kingdom lottery players and retailers for any financial losses incurred by virtue of the software malfunction. In light of the United Kingdom investigation, the Company initiated a review to identify to what extent the lottery terminal malfunction experienced in the United Kingdom may have occurred with respect to Company customers in other jurisdictions. The Company has determined that only a small minority of its other customers were affected by, and the Company has announced that it will with respect to these other customers accept full responsibility for, the lottery terminal software malfunction. Payment by the Company of amounts to reimburse United Kingdom players and retailers as described above, to reimburse Camelot with respect to such penalties, if any, as may be assessed by the NLC (and any other out-of-pocket costs incurred by Camelot) with respect to the lottery terminal software malfunction described above, and to reimburse other customers of the Company with respect to effects of the lottery terminal software malfunction outside the United Kingdom is not expected to have a material adverse effect on the Company.

As has also been previously publicly reported, the developments described above took place in the context of a competitive procurement respecting the award by the NLC of a new license to operate the National Lottery with effect from October 1, 2001. In 1999, the NLC established a competitive procedure for the award of the new license, and two bidders, Camelot and The People's Lottery ("TPL"), subsequently submitted bids for the new license. Camelot's bid was supported by agreements with the Company pursuant to which the Company had contracted to continue to supply lottery goods and services to Camelot during the term of the new license in the event that Camelot was awarded the new license.

In August 2000, the NLC announced that it had decided that (i) neither Camelot's bid nor the bid submitted by TPL was acceptable, and that, accordingly, the competitive procedure for the new license was at an end, and (ii) the NLC would proceed on the basis of a new procedure under which it would negotiate exclusively with TPL for one month. In announcing its decision, the NLC expressed concern about the conduct of the Company's former Chairman and Chief Executive Officer regarding his handling of the 1998 lottery terminal software malfunction described above. Promptly after the NLC's announcement, Camelot initiated legal proceedings in the United Kingdom challenging the legality of the NLC's decision to initiate a new procedure of negotiation with TPL to the exclusion of Camelot. In September 2000, the High Court of Justice (Queen's Bench Division) overturned the NLC's August 2000 decision to negotiate exclusively with TPL on the ground that the procedure decided on by the NLC was "conspicuously unfair" to Camelot and directed that the Commission enter into an exclusive thirty-day negotiation period commencing September 25, 2000 so as to afford Camelot the same opportunity granted to TPL to improve its bid to address the Commission's concerns.

In December 2000, the NLC announced its decision to award a new seven-year license to operate the National Lottery to Camelot. In addition, the NLC announced that it will grant Camelot an interim license to cover the period from October 1, 2001 through January 30, 2002 in order to provide a twelve-month conversion period prior to the beginning of the new license. The new seven-year license is to commence upon the expiration of the interim lottery license, subject to the satisfactory completion of negotiations between Camelot and the NLC respecting the terms of the new license.

As part of the improved Camelot proposal for the new license, the Company entered into technology transfer and training arrangements with Camelot to transfer to Camelot the Company's National Lottery equipment, facilities and U.K. technology employees, to complete a technology transfer to Camelot (after a period of training), and to grant to Camelot exclusive rights to operate the Company's gaming system software in the U.K. for the term of the new license. Under these new arrangements, the Company will license its software and provide a range of support services to Camelot for which the Company expects to receive compensation during the term of the new license in the range of between $40 to $45 million per year commencing in fiscal year 2003. The Company also anticipates receiving revenues of approximately $65 million with respect to the sale to Camelot of new terminals prior to the commencement of the new license term. The Company has also agreed to negotiate a technology transfer and a related software license for the exclusive use by Camelot under the new license of the internet gaming applications of the Company's UWin! subsidiary.

It is uncertain whether TPL will protest the NLC's decision to award the new license to Camelot and, if TPL were to commence such a protest, whether TPL would be successful in causing the award of the new license to Camelot to be overturned. If the award to Camelot were to be overturned and a subsequent award of the new license were to be made to TPL, the Company would have certain additional financial obligations to Camelot under its agreements with Camelot.

The NLC is expected to issue a report in the relatively near future respecting the 1998 Company software incident described above, and it is uncertain what this report will contain or what actions, if any, the NLC may take against the Company and/or Camelot as a result of the incident.

As previously publicly reported, in September 2000, the Company's Brazilian subsidiary ("GTECH Brasil") received a notice from the lottery authority of the Brazilian State of Minas Gerais assessing penalties of approximately $16 million stemming from certain alleged breaches by GTECH Brasil of its contract with the Minas Gerais lottery authority. GTECH Brasil denied the substantive allegations made in the assessment notice (which it believes to be without merit), and, in addition, raised procedural objections to Minas Gerais' administrative process. In November 2000, the State of Minas Gerais terminated its administrative procedure against the Company and withdrew its assessment of penalties, effectively ending this matter.

For information respecting certain other legal proceedings, refer to Part I,
Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 - "Legal Proceedings" in the Company's fiscal 2000 Annual Report on Form 10-K; and Note G to the consolidated financial statements included in the Company's fiscal 2000 Annual Report on Form 10-K; and Part II, Item 1 - "Legal Proceedings" included in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended May 27, 2000 and August 26, 2000.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) and (c)

The Company's Annual Meeting of Shareholders was held on October 24, 2000 and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 34,913,630 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting, the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1.       Election of two directors to serve until the 2003 Annual Meeting
         ----------------------------------------------------------------

         The following persons were elected. There was no solicitation in opposition to such nominees.
         The tabulation of votes was as follows:

                                                          Withheld
            Nominee                    For            (including broker nonvotes)
----------------------------     ---------------      ---------------------------
         W. Bruce Turner         29,786,469 Shares         231,723 Shares

         Burnett W. Donoho       29,746,658 Shares         271,534 Shares


2.       Election of one director to serve until the 2002 Annual Meeting
         ---------------------------------------------------------------

         The following person was elected. There was no solicitation in opposition to such nominee.
         The tabulation of votes was as follows:

                                                                   Withheld
            Nominee                    For                (including broker nonvotes)
--------------------------------     ---------------      ---------------------------
Lt. Gen. (Ret.) Emmett Paige, Jr.     29,765,379 Shares        252,813 Shares


3. Approval of the Company's 2000 Omnibus Stock Option and Long-Term Incentive Plan
         ------------------------------------------------------------------

         The tabulation of votes was as follows:

                                                                  Abstentions
             For                     Against             (including broker nonvotes)
-------------------------------    -------------------  ------------------------
        15,941,929 Shares            4,839,921 Shares      33,318 Shares

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

                                    GTECH HOLDINGS CORPORATION



Date:  January 8, 2001              By /s/ Jaymin B. Patel
                                    ------------------------------------------
                                    Jaymin B. Patel, Senior Vice President and
                                    Chief Financial Officer (Principal
                                    Financial Officer)



Date:  January 8, 2001              By /s/ Robert J. Plourde
                                    ------------------------------------------
                                    Robert J. Plourde, Vice President and
                                    Corporate Controller (Principal Accounting
                                    Officer)