Form 10-K
period 2001-02-24
GTECH HOLDINGS CORP
filed 2001-04-23
CIK 857323

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 24, 2001
                           Commission File No: 1-11250

                           GTECH HOLDINGS CORPORATION

         Delaware                                             05-0450121
 -------------------------                              -----------------------
(State or other jurisdiction                            (IRS Employer ID Number)
of incorporation or organization)

              55 Technology Way, West Greenwich, Rhode Island 02817
                                 (401) 392-1000
                            -------------------------
          (Address and telephone number of Principal Executive Offices)


           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class:                         Common Stock $.01 par value
        Name of Each Exchange on which Registered:   New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of April 10, 2001 was $863,287,810 (Reference is made to Page 35 herein for a statement of the assumptions upon which this calculation is based.)

On April 10, 2001, there were 29,413,554 outstanding shares of the registrant's Common Stock.

Documents Incorporated By Reference: Certain portions of the registrant's 2001 definitive proxy statement relating to its scheduled July 2001 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

GTECH Corporation ("GTECH") is the world's leading operator of computerized online lottery systems and the wholly owned subsidiary of GTECH Holdings Corporation ("Holdings"; collectively with its direct and indirect subsidiaries, including GTECH, the "Company"). The Company currently operates, or supplies equipment to, online lottery systems for 26 of the 38 online lottery authorities in the United States and has supplied, currently operates or has entered into contracts to operate in the future online lottery systems for 57 of the 104 international online lottery authorities.

Since the establishment of the first online lottery in 1975, the online lottery industry has experienced substantial growth, as governments have increasingly relied on lotteries as a non-tax source of revenue. However, in recent years the Company has witnessed a downward trend in sales generated by certain of its United States lottery customers. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

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

Historically, the majority of the Company's lottery customers in the United States have entered into long-term service contracts pursuant to which the Company provides, operates and maintains the customers' online lottery systems in return for a percentage of the gross lottery revenues. Many of the Company's international lottery customers have purchased their online lottery systems, although some, especially lottery authorities in Eastern Europe and Latin America, have entered into long-term service contracts with the Company. In recent years there has been, in general, an industry movement away from product sales in favor of long-term service contracts. In fiscal 1993, approximately 70% of the Company's lottery revenues were derived from its portfolio of long-term online lottery service contracts with substantially all of the remainder being derived from lottery product sales. In fiscal 2001 (which ended on February 24, 2001) approximately 93% of the Company's lottery revenues were derived from online lottery service contracts.

In recent years, lottery authorities have recognized that by offering new games or products, they often are able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal online products and services introduced in recent years consist of keno, instant ticket support systems and services and televised lottery programs such as BingoVision(TM). Keno, an online lottery game which features drawings as often as every five minutes, was first introduced by the Company and the Lotteries Commission of South Australia in 1990 and currently is offered by 16 of the Company's customers. The Company currently provides instant ticket support services, products and systems in 24 domestic jurisdictions and 22 jurisdictions outside of the United States. The Company also offers customers television lottery games. BingoVision(TM), the Company's best known television game, is a televised bingo-based lottery game which is played in 10 jurisdictions. See "Certain Products and Services" below.

In recent years, the Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, since the start of fiscal 2000, the Company has entered into agreements which permit bill payments over its Brazilian and Chilean lottery networks. In addition, the Company continues to develop and, where permitted, to market, its UWin!(TM) internet based platform through which international providers of government-sponsored lottery products and services may offer interactive games. During fiscal 2001, the Company announced that Dreamport, Inc., the Company's gaming and entertainment subsidiary, would henceforth focus on assisting lotteries to expand their offerings in the area of video-machine gaming and central systems and that activities and assets of Dreamport which were peripheral to the Company's core lottery business would be consolidated and/or divested. See "Certain Significant Developments Since the Start of Fiscal 2001" and "Certain Products and Services" below.

GTECH was founded in 1980. Holdings acquired GTECH in a leveraged buy-out in February 1990, in which members of then-senior management of GTECH participated.

The Company's principal executive offices are located at 55 Technology Way, West Greenwich, Rhode Island 02817, and its telephone number is (401) 392-1000.

Certain statements contained in this Report are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged or expects to be engaged, (ii) the future operating and financial performance of the Company,
(iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include but are not limited to those set forth below and elsewhere in this report and in the Company's subsequent press releases and Form 10Qs, and other reports and filings with the Securities and Exchange Commission.

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

         MAINTENANCE OF BUSINESS RELATIONSHIPS AND CERTAIN LEGAL MATTERS

A significant portion of the Company's revenues and cash flow is derived from its portfolio of long-term online lottery service contracts. The Company's online lottery service contracts typically have an initial term of five years and usually provide the customer with options to extend the contract under the same terms and conditions for additional periods generally ranging from one to five years. The Company's customers have generally exercised some or all of the extension options under their contracts or have negotiated extensions on different terms and conditions. Upon the expiration of a contract, lottery authorities may award new contracts through a competitive procurement process. There can be no assurance that, in the future, the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes. The Company's lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and other specified reasons, and many of such contracts permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which the Company would be entitled were such termination to occur. The termination of or failure to renew one or more lottery contracts could, depending upon the circumstances, have a material adverse effect on the Company's business, financial condition and results and prospects.

Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrong-doing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters.

In light of the fact that such investigations frequently are conducted in secret, the Company would not necessarily know of the existence of an investigation which might involve the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other governmental agencies, if government authorities were to make an allegation, or if there were to be a finding, of improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect.

See also Item 3 - "Legal Proceedings" below.


                   FLUCTUATION OF QUARTERLY OPERATING RESULTS

The Company has experienced and may continue to experience significant fluctuations in operating results from quarter to quarter due to such factors as the amount and timing of product sales, the occurrence of large jackpots in lotteries (which increase the amount wagered and the Company's revenue) and expenses incurred in connection with lottery start-ups.

                       LIQUIDATED DAMAGES UNDER CONTRACTS

The Company's lottery contracts typically permit termination of the contract at any time for failure of the Company to perform and for other specified reasons and generally contain demanding implementation schedules and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of the Company's lottery contracts also permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which the Company would be entitled should such termination occur. Certain of the Company's United States lottery contracts have contained provisions for up to $700,000 a day in liquidated damages for late system start-up and provide for up to $10,000 or more in penalties per minute for system downtime in excess of a stipulated grace period, and certain of the Company's international customers similarly reserve the right to assess substantial monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in the Company's lottery contracts present an ongoing potential for substantial expense. Liquidated damages are generally deducted directly from revenues the Company has otherwise earned from the lottery authorities and are budgeted by the Company on an annual basis. Lottery contracts generally require the vendor (i.e., the Company) to post a performance bond, which in some cases may be substantial, securing the vendor's performance under such contracts.

Liquidated damages paid or incurred by the Company with respect to its contracts equaled 0.25%, 0.21%, 0.35%, 0.56% and 0.47% of annual revenues in each of the five fiscal years ending February 1997 through 2001, respectively.

                                GAMING OPPOSITION

While the Company believes that legalized gaming, especially lottery, generally enjoys widespread public support, gaming opponents have continued to persist in efforts to curtail the expansion of legalized gaming. For example, the National Gaming Impact Study Commission, a commission created by the U.S. Congress in 1997 to study the economic and social effects of legalized gambling, narrowly voted during fiscal 1999 to endorse a non-binding recommendation for a moratorium on the spread of casinos, lotteries and slot machines in the United States. In addition, during fiscal 2000, the voters of Alabama defeated a referendum to authorize the introduction of state lottery in Alabama. Moreover, online lottery sales in a number of US jurisdictions have leveled off or have declined in recent years, a phenomenon which may reflect, in part, opposition to gaming.

                          STRENGTHENING OF COMPETITION

The online lottery industry is increasingly competitive in the United States and internationally, which increased competition could adversely affect the Company's ability to win renewals of contracts from its existing customers and to win contract awards from other lottery authorities. Such increased competition also may have an adverse effect on the profitability of contracts which the Company does obtain. Through fiscal 2003 (which ends in February
2003), several of
 the Company's larger contracts (including the National Lottery of Brazil and Texas, its two largest in fiscal 2001) are expected to be the subject of competitive procurement procedures to select contractors to supply lottery goods and services upon the termination of the Company's current contracts. See "Certain Significant Developments Since the Start of Fiscal 2001 - Other New Online Contracts and Extensions," "Facilities Management Contracts" and "Competition" below. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

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

CERTAIN SIGNIFICANT DEVELOPMENTS SINCE THE START OF FISCAL 2001

          LOTTERY CONTRACT AWARDS AND RELATED SIGNIFICANT DEVELOPMENTS

Since the start of fiscal 2001 (which ended on February 24, 2001), the Company has received a number of service contract awards and extensions from lottery authorities.

NEW ONLINE CUSTOMERS. During fiscal 2001, the Company received awards to install online systems from six new online customers. In April 2000, the Company announced that it had been selected after a competitive procurement as the preferred supplier to provide new online lottery equipment to Santa Casa da Misericordia ("SCML"), the operator of the National Lottery of Portugal. Under the terms of the product sale agreement entered into with SCML in October 2000, GTECH agreed to replace SCML's offline system with a full turn-key online lottery system. For a period of eight years, the Company also agreed to provide ongoing services to SCML, including central system maintenance, terminal maintenance and repairs, software and operations support, and field services. Online sales with respect to the SCML lottery are expected to begin in June 2001. In June 2000, the Company entered into an agreement with the Virginia lottery authority to provide 4,000 ISYS(TM) terminals offering advanced marketing capabilities and implementation, software customisation and warranty maintenance services. The Virginia lottery authority has the option to purchase additional terminals and other products under its three-year contract with the Company. In August 2000, the Company entered into a facilities management agreement to provide online lottery equipment and services to the Ukranian National Lottery through 2010, subject to the Lottery's option to discontinue certain services if a five-year revenue forecast is not achieved. The Company has agreed to convert the Ukranian National Lottery's existing online lottery system, expand the Lottery's existing terminal base from approximately 1,000 terminals to approximately 5,000 Tiffany(TM) terminals, provide a variety of installation, maintenance and marketing services, and install and maintain a secure, nationwide communications network. Sales of online lottery tickets on the Ukranian National Lottery system commenced in April 2001. In September 2000, the Company announced that it had signed a new product sale agreement to provide a turn-key online lottery system, including central system hardware and software, and 1,500 Altura(TM) terminals to CMC Prospects Import and Export Company, a China-based corporation, which in turn will supply the Company's equipment to the Beijing Welfare Lottery Center. In addition, the Company entered into agreements to provide a variety of lottery services to the Beijing lottery authority. Sales of online lottery tickets commenced on the Beijing lottery authority's system in March 2001, after the close of fiscal 2001. In January 2001, the Company entered into an agreement with Supreme Ventures Limited ("Supreme Ventures") under which it is the exclusive provider of a fully integrated and secure online lottery system and supporting services to Supreme Venture, the holder of a ten-year license issued by the Jamaica Betting, Gaming & Lotteries Commission to operate certain on-line lottery games in Jamaica. Lottery sales on Supreme Venture's new Company-provided system are expected to commence in June 2001, after the close of fiscal 2001. In addition to these awards, in May 2000, the Company announced that it had entered into an eight-year facilities management contract to provide a fully integrated and secure online lottery system for the Ivory Coast National Lottery. Implementation of the Ivory Coast National Lottery project has been suspended indefinitely, however, pending the resolution of political uncertainties in the Ivory Coast.

OTHER NEW ONLINE CONTRACTS AND EXTENSIONS. Since the start of fiscal 2001, the Company also has been awarded online contracts by, or has received contract extensions from, a number of its existing customers.

In June 2000, the Company announced that it had been selected by the Ohio lottery authority, following a competitive procurement, to enter into a new long-term facilities management contract to supply an integrated online and instant ticket lottery system (including new central system hardware, software, and terminals and a wide variety of services). The lottery system which is to be installed under the Company's new agreement with the Ohio lottery authority is expected to be operational in June 2001. In September 2000, the Company announced that following a competitive procurement it had been awarded a contract to supply an instant ticket lottery system, and related products and services, to the Nebraska lottery authority. In December 2000, the Company announced that Camelot Group plc ("Camelot") had been selected as the preferred applicant for the next operating license for the United Kingdom's National Lottery by the National Lottery Commission (the "NLC"). Since July 1994, the United Kingdom National Lottery has been operated under a license held by Camelot and the Company has been a supplier of lottery goods and services to Camelot for the National Lottery. Camelot was selected by the NLC as the preferred applicant for the next operating license following a competitive procurement process. As part of Camelot's proposal for the new procurement process. As part of Camelot's proposal for the new license, the Company entered into technology transfer and training arrangements with Camelot to, among other things, transfer to Camelot the Company's National Lottery equipment, facilities and U.K. technology employees (in a transaction which was subsequently completed in February 2001), complete a technology transfer to Camelot, and grant to Camelot exclusive rights to operate the Company's gaming system software in the U.K. for the term of the new license, in consideration for receiving certain license fees payable by Camelot over the term of the new license. In February 2001, the Company entered into an agreement to supply Camelot with more than 26,000 new ISYS(TM) terminals prior to the commencement of Camelot's second operating license in January 2002. The Company is also obligated to assist Camelot in converting the National Lottery's current online gaming and instant ticket systems to the Company's AlphaGols(TM) system during the term of the second operating license. See Item 3-"Legal Proceedings" and Note F to "Notes to Consolidated Financial Statements" below.

In March 2000, the Company announced that it had signed a new agreement to provide online lottery equipment, software and services to the Western Australia Lotteries Commission. In connection with this product sale of central system hardware, network communication equipment, and software the Company entered into an agreement to provide software license and software support to the Western Australia Lotteries Commission for a term of at least five years. In July 2000, the Company announced that it had been selected, following a competitive procurement, as the preferred supplier to provide lottery equipment to Sistemas Tecnicos de Loterios del Estado ("STL"), provider of the online system for the Spanish National Lottery. Under the terms of the product sale agreement the STL, the Company will provide STL with Altura(TM) terminals and AccuTherm(TM) printers, and a variety of services, including software development, technology transfer and training.

In February 2001, after the close of fiscal 2001, the Company announced that Totalizator Sportowy Sp. Zo.o., a government-sponsored lottery authority in Poland ("TS"), had selected the Company after a competitive procurement as the preferred applicant for award of a ten-year operating license for Poland's National Lottery, such term to take effect upon the expiration of the Company's current facilities management contract with TS in October 2001. However, recently it has been reported in the Polish press that the contract may be rebid.

Since the commencement of fiscal 2001, the lottery authorities of Barbados (T.L Lotteries Ltd.), New Jersey and Missouri have extended the terms of their online contracts with the Company. In addition, SAZKA, the Czech lottery authority, entered into an agreement with the Company to extend the Company's online contract as part of the resolution of certain matters which were the subject of an arbitration between the parties. See Item 3, "Legal Proceedings" and Note F to "Notes to Consolidated Financial Statements," below.

During fiscal 2001, the Company also reported that the Iowa lottery authority, currently a customer of the Company, had selected another vendor to provide equipment and services for a new online and instant ticket lottery system following expiration of the Company's current contract in June 2001.

                        NON-LOTTERY PRODUCTS AND SERVICES


Since the commencement of fiscal 2001, the Company has made several announcements respecting its non-lottery products and services. During fiscal 2001, the Company continued to make progress in its efforts to broaden its offerings of high-volume transaction processing services outside its core online lottery application. In June 2000, the Company signed a new contract with Caixa Economica Federal, operator of Brazil's National Lottery, to include additional financial transaction services (including bill and tax payment, social security contribution, credit card, and traditional banking transaction services) over the Company's dedicated network infrastructure. Under the terms of the agreement, the Company will install 7,300 terminals of which 4,800 will process financial transactions exclusively, with the remaining 2,500 processing financial and lottery transactions. In December 2000, the Company signed agreements with more than 500 of its lottery retailers in Chile to provide electronic bill payment services at lottery retailer outlets throughout Chile. In May 2000, the Company announced that it had been selected by the Texas Department of Human Services to provide call center support services for the state's electronic benefit transfer system. In August 2000, in connection with the Company's value assessment described below, the Company announced that Dreamport, Inc. ("Dreamport"), the Company's gaming and entertainment subsidiary, would henceforth focus on assisting lotteries to expand their offerings in the area of video-machine gaming and central systems. Activities and assets of Dreamport which were peripheral to the Company's core lottery business, such as casino and slot operations, would be consolidated and/or divested and Dreamport's operations would be relocated from Florida to Rhode Island. In March 2001, after the close of fiscal 2001, the Company reported that it had sold its 50% interest in three limited liability companies which were pursuing non-lottery gaming opportunities in Michigan, Oregon and California, respectively, to Full House Resorts, Inc., the owner of the remaining 50% interest in these companies, for a cash purchase price of $1,800,000.


                                VALUE ASSESSMENT


In July 2000, the Company announced that it would conduct, and in February 2001 the Company announced that it had completed, a comprehensive value assessment of its operations. In the wake of this value assessment, the Company undertook a number of measures to strengthen its focus on its business strategy. Such measures included the strategic and operational decisions respecting Dreamport, described above, as well as the decision by the Company to reduce its workforce by approximately 255 employees. The Company recorded special charges of $42.3 million in fiscal 2001 in connection with this value assessment. See "Note P of Notes to Consolidated Financial Statements" included in this report.


                             MANAGEMENT DEVELOPMENTS

Since the start of fiscal 2001, there have been a number of significant managerial developments. In May 2000, the Company appointed Kathleen McKeough as Senior Vice President of Human Resources. In July 2000, W. Bruce Turner was appointed as non-executive Chairman of the Company's Board of Directors following the resignations of William Y. O'Connor, the Company's Chairman of the Board of Directors and Chief Executive Officer, and Steven P.

Nowick, the Company's President and Chief Operating Officer. In September 2000, the Company appointed Robert Vincent as Vice President of Corporate Communications, and in February 2001, the Company appointed Antonio Carlos Rocha as Senior Vice President of Marketing. In March 2001, after the close of fiscal 2001, the Company announced the appointment of Howard S. Cohen as Chief Executive Officer, and Marc A. Crisafulli as Senior Vice President and General Counsel of the Company.

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

Lotteries are operated by state and foreign governmental authorities and their licensees in approximately 190 jurisdictions worldwide. Governments have authorized lotteries primarily as a means of generating non-tax revenues. In the United States, lottery revenues are frequently designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on their lotteries as revenues from lottery ticket sales are often a significant source of funding for these programs.

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

From 1971 through 2000, total annual lottery ticket sales in the United States grew from approximately $147.5 million to approximately $38.4 billion, although the Company has witnessed, in recent years, a downward trend in sales generated by certain of its United States lottery customers. See "General" above. Historically, most of the growth in ticket sales has occurred in the online portion of the lottery business which accounted for approximately 57.8% of total lottery ticket sales in 2000.

There are currently 38 jurisdictions operating online lotteries in the United States. Implementation of lotteries in other jurisdictions, including in South Carolina (where in November 2000 voters approved an initiative to introduce an online lottery), will depend upon successful completion of legislative, regulatory and administrative processes.

Outside the United States, government operated or licensed lotteries, many of which are off-line, have a long history. The international online lottery industry has experienced significant growth. Since 1977, when there were no online lotteries operating outside of the United States, 104 international jurisdictions have implemented online lottery systems. A number of other international jurisdictions, principally in Europe, Asia and Latin America, are currently considering the implementation of online lotteries.

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

The collection of lottery monies, the selection of winners, the financial responsibility for the payment of prizes and the qualification of retail sales agents are usually the sole responsibility of the lottery authority in each jurisdiction in which the Company operates a lottery. The United Kingdom's National Lottery and the South African National Lottery provide important exceptions to the general rule in that in each case a licensee operates all aspects of the respective National Lottery with the exception of proceeds allocation.

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

Under a number of the Company's lottery contracts, in addition to providing, operating and maintaining the online lottery system in these jurisdictions, the company is providing a wide range of support services and equipment for the lottery's instant ticket games, such as marketing, distribution and automation of validation, inventory and accounting systems, for which it receives fees based upon a percentage of the revenues of the instant ticket games.

Revenues from Facilities Management Contracts are accounted for as service revenues in the Company's Income Statements.

Unless otherwise indicated, the table below sets forth the lottery authorities with which the Company had Facilities Management Contracts and fully installed, operational lottery systems as of March 30, 2001, and as to which the Company is the sole supplier of central computers and terminals and material services. The table also sets forth information regarding the term of each contract and, as of March 30, 2001, the approximate number of terminals installed in each jurisdiction.

                        APPROXIMATE                                                         CURRENT
                     NUMBER OF LOTTERY      DATE OF COMMENCEMENT  DATE OF EXPIRATION OF    EXTENSION
JURISDICTION      TERMINALS INSTALLED(1)    OF CURRENT CONTRACT   CURRENT CONTRACT TERM    OPTIONS*
------------      ----------------------    -------------------   ---------------------    --------
UNITED STATES:
Arizona                     2,500                  9/99                    9/04           2 one-year
California (2)             20,310                  10/93                  10/03               --
Colorado                    4,000                  3/95                   10/04               --
D.C. (3)                      575                  6/99                   11/09               --
Georgia                     6,930                  4/93                    9/03               --
Illinois                    6,660                  4/00                   10/07           1 one-year
Iowa (4)                    1,485                  4/91                    6/01           1 two-year
                                                                                          1 three-year
Kansas                      1,830                  7/97                    6/02           1 two-year
Kentucky                    3,000                  4/97                    6/03           5 one-year
Louisiana                   2,775                  6/97                    6/05           5 one- year
Maine (4)                     970                  4/89                    6/01               --
Michigan                    9,500                  1/98                    1/06           3 one-year
Missouri                    2,800                  7/96                    6/03               --
Nebraska                      900                  4/94                    6/04               --
New Jersey                  6,000                  6/96                   11/06               --
New Mexico                  1,235                  6/96                   11/03           5 one-year
New York                   13,700                 11/00                    3/07           3 one-year
Ohio                        7,500                 10/93                    6/03 (5)       3 two-year
Oregon                      2,760                 12/96                    6/05           3 one-year
Rhode Island                1,100                  1/97                    7/02           5 one-year
Texas                      17,050                  3/92                    8/02               --
Washington                  3,640                  9/95                    6/04               --
Wisconsin                   3,137                  6/97                    6/02           2 one-year


INTERNATIONAL:
Barbados                     200                  10/94                    11/04              --
-T.L. Lotteries
 Brazil (6)
-National
 Lottery (6)              22,000                   1/97                     1/03              --
-Minas Gerais                770                  10/94                    11/06              --
-Parana                      720                   9/99                     9/03          one 1-year
-Goias                       120                   7/97                     7/01          one 1-year

                        APPROXIMATE                                                         CURRENT
                     NUMBER OF LOTTERY      DATE OF COMMENCEMENT  DATE OF EXPIRATION OF    EXTENSION
JURISDICTION      TERMINALS INSTALLED(1)    OF CURRENT CONTRACT   CURRENT CONTRACT TERM    OPTIONS*
------------      ----------------------       ----------------   ---------------------    --------
Chile
-Polla Chilena de
Beneficencia S.A.          1,650                   12/93                   8/02               --
Czech Republic

-SAZKA                     5,700                   10/92                12/05 (7)             --

Ireland (8)
-An Post Nat'l
Lottery Company            2,050                    3/93                   3/01              (8)

Ivory Coast
-Ivory Coast
National Lottery              (9)                   (9)                    (9)               (9)

Jamaica
-Supreme
Ventures Limited             (10)                  11/00                  01/11               --

Lithuania (11)
-OLIFEJA                     800                   12/94                  12/09              (11)

Morocco
-La Societe de
Gestion de la
Loterie Nationale
-La Marocaine des
Jeux et Les Sports           800                   8/99                    8/08               --

Poland (12)
-Totalizator
Sportowy                   6,400                   3/91                   10/01              (12)

Puerto Rico
-Loteria
Electronica de
Puerto Rico                1,860                   3/99                    3/05          1 three-year

Slovak Republic
- TIPOS a.s.               1,140                   3/96                   10/04               --

South Africa (13)
-National Lottery          4,900                    7/99                  7/09                --

Spain
-L'Entitat
Autonoma de Jocs
I Apostes de la
Generalitat de
Catalunya                 2,510                     10/97                 10/03          1 six-month

Trinidad & Tobago
-National
Lotteries
Control Board               665                     12/93                  7/06            1 three

                        APPROXIMATE                                                         CURRENT
                     NUMBER OF LOTTERY      DATE OF COMMENCEMENT  DATE OF EXPIRATION OF    EXTENSION
JURISDICTION      TERMINALS INSTALLED(1)    OF CURRENT CONTRACT   CURRENT CONTRACT TERM    OPTIONS*
------------      ----------------------    -------------------   ---------------------    --------
United Kingdom
-The National
Lottery (14)             24,865                     7/94                   9/01               --

Ukraine
-Ukrainian
National Lottery            (15)                    8/00                   (15)               --

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

(3) Operated by Lottery Technology Enterprises, a joint venture in which the Company has a 1% interest, and to which the Company supplies lottery goods and services.

(4) During fiscal 2001, the Iowa Lottery authority, and during fiscal 2000, the Maine lottery authority, selected another vendor to provide lottery goods and services, respectively, at the expiration of the Company's current contract term.

(5) During fiscal 2001, the Company entered into a new facilities management agreement to install a system which is expected to be operational in June 2001.

(6) Operated by GTECH Brasil Holdings, S.A., a Brazilian company in which the Company owns all voting stock. During fiscal 2001, CAIXA, the lottery authority operating the Brazilian National Lottery, commenced a competitive procurement process to determine the provider of lottery goods and services upon the termination of the Company's contract in January 2003. The terms of this competitive procurement provide for more than one vendor to supply the lottery goods and services which are provided exclusively by the Company under the present contract.

(7) In March 2001, the Company and SAZKA resolved certain business and contractual issues that had been the subject of an arbitration by, among other things, agreeing to extend the current contract through December 2005.

(8) The contracts with the Ireland licensee may either be extended for any period mutually acceptable to the Company and the lottery authority or continue indefinitely until termination by the licensee.

(9) In May 2000, the Company entered into an eight-year facilities management contract to provide an integrated lottery system to the Ivory Coast National Lottery. Implementation of this project has been suspended for the indefinite future pending resolution of political uncertainties in the Ivory Coast.

(10) Lottery sales are scheduled to commence in June 2001. The Company plans to have installed 700 terminals by the end of fiscal second quarter of 2002.

(11) The Company's contract with the Lithuania lottery authority automatically extends from year-to-year unless either party gives timely notice of non-renewal.




























(12) In February 2001, after the close of fiscal 2001, the Company announced that the Poland Lottery authority had selected the Company after a competitive procurement as the preferred applicant for award of a ten-year operating license upon expiration of the Company's current facilities management contract in October 2001. Subsequent to this, the Company has received indications that it is possible that requisite governmental approvals will not be granted with respect to this contract.

(13) Operated by Uthingo consortium, in which GTECH is a 10 percent equity owner.

(14) Operated by Camelot Group plc, a consortium, on a facilities management basis. During fiscal 2001, Camelot was granted an interim license to operate the National Lottery through January 2002, and a second running license commencing upon the expiration of its current license to operate the National Lottery through January 2009. During fiscal 2001, the Company and Camelot entered into agreements under which the Company agrees to provide to Camelot technology transfer and training, software licensing and lottery terminals with respect to Camelot's second running license. See "Certain Significant Developments Since the Start of Fiscal 2001."

(15) Operated by the Company under an agreement entered into in August 2000 which expires December 2010, subject to earlier termination by the Ukrainian National Lottery if, among other things, certain revenue targets are not achieved. The lottery commenced on-line lottery sales in April 2001 with an initial installation of 1800 terminals.

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

The table below sets forth the lottery authorities with which the Company had Operating Contracts as of March 30, 2001. Unless otherwise indicated, the Company is the sole supplier of lottery equipment and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of March 30, 2001, the approximate number of terminals installed in each jurisdiction.

                               OPERATING CONTRACTS


                           APPROXIMATE
                        NUMBER OF LOTTERY                        DATE OF EXPIRATION     CURRENT
                            TERMINALS      DATE OF COMMENCEMENT      OF CURRENT        EXTENSION
JURISDICTION               INSTALLED(1)     OF CURRENT CONTRACT     CONTRACT TERM      OPTIONS*
------------               ------------     -------------------     -------------      --------
UNITED STATES:
Idaho                          975                 2/99                 2/03          4 one-year


INTERNATIONAL:
Argentina

-Loteria National              790                 11/93                4/03              --
Sociedad del Estado

Turkey

-Turkish National Lottery    4,000                 2/96                 11/01             (2)

================================================================================

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

The table below lists certain of the Company's direct and indirect customers that since March 1, 1998 have purchased (or have agreed to purchase) from the Company new online lottery systems, software and/or lottery terminals and equipment in connection with the expansion of existing lottery systems.

         Argentina         --National Lottery of Argentina
         Australia         --Lotteries Commission of New South Wales
         Australia         --Lotteries Commission of South Australia
         Australia         --Western Australia Lotteries Commission
         Belgium           --Loterie Nationale de Belgique
         China             --Beijing Welfare Lottery Center
         Denmark           --Dansk Tipstjanst
         France            --La Francaise des Jeux
         Israel            --Mifal Hapayis
         Italy             --Teseo S.r.l
         Massachusetts     --Massachusetts State Lottery Commission
         Netherlands       --Stichting de Nationale Sport Totalisator
         Portugal          --Santa Casa de Misericordia de Lisboa
         Singapore         --Singapore Pools (Pte) Ltd.
         South Africa      --Uthingo
         Spain             --Sistemas Tecnicos de Loterias del Estado
         Sweden            --AB Svenska Spel
         Switzerland       --Loterie de la Suisse Romande

         United Kingdom    --The National Lottery
         Virginia          --Virginia Lottery

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

The basic functions of the Company's systems, which are listed above, as well as various optional or custom-designed functions, are performed under internal controls designed for maximum security and minimum processing time. Security is provided through an integrated system of techniques, procedures and controls supported by hardware, software and human resources. Individual systems generally have redundant capacity at multiple levels and sophisticated software to ensure continuous service to the customer.

                                    TERMINALS

The Company designs, manufactures and provides the point-of-sale terminals used in its online lottery systems. The Company's model GT-101 FX terminals, introduced in 1983, its model GT-101TF terminals, introduced in 1985, and its model GT-401/OI terminals, introduced in 1989, are installed in numerous jurisdictions. The Company's Spectra(R) terminal series (GT-401/0M, 402/0M and 403/OM), first introduced in 1989, is distinguished by its modular internal and external architecture.

The Company's ISYS terminal series, (GT-501, 502 and 503), introduced during fiscal 1996, is an integral, single-unit terminal which features modular subassemblies, high performance ticket printer and playslip reader subassemblies, an easy-to-use design, and a host of new features and technologies.

During fiscal 1999, the Company announced its agreement to provide to the Colorado lottery its new terminal, Player's Express(TM), which was designed specifically for large retail environments, such as grocery stores, with numerous checkout lanes. The Company has subsequently entered into agreements with the Nebraska, Ohio, Washington, California, New Jersey, New York, Rhode Island, Israel, Ireland, , Loto-Quebec, The Netherlands and New Zealand lottery authorities to supply PlayerExpress(TM) terminals.

During fiscal 1999, the Company also announced the launch of its Altura(TM) family of terminals. See "Certain Products and Services" below.

                                    SOFTWARE

The Company designs and provides all applications solutions for its lottery systems. The Company's highly sophisticated and specialized software is designed to provide the following system characteristics: rapid processing, storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load (i.e., to reprogram the lottery terminals from the central computer installation via the communications system to add new games); a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss; and a comprehensive management information and control system. In addition to featuring the aforementioned characteristics, the Company's latest generation software system, ProSys(R), is based on client server architecture and provides open interfaces which allow for the integration and support of third-party and commercial modules and applications. See "Certain Products and Services" below.

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

                                 COMMUNICATIONS

The Company's lottery terminals are typically connected to the central computer installations by dedicated telephone lines owned or leased by the jurisdiction in which the system is located. Due to the varying nature of telecommunications services available in lottery jurisdictions, the Company has developed the capability to interface with a wide range of communications technologies, including UHF Radio capability (narrow-band and Spread Spectrum), GSAT/VSAT, Microwave, Integrated Services Digital Networking (ISDN), Data Over Voice (DOV), fiber optic and cellular telephone. In Argentina, Barbados, Brazil, the Spanish province of Catalunya, Chile, the Czech Republic, Estonia, Jamaica, Lithuania, Mexico, Morocco, New Mexico, Poland, Puerto Rico, Slovakia, South Africa, Trinidad and Tobago, and Ukraine, the Company utilizes UHF Radio Data-Link Communications system in lieu of telephone lines to provide a data communications pathway between the lottery terminals and the central computers. The Company also uses this technology in the United States to supplement the existing telephone networks in Rhode Island, Texas, Washington and the District of Columbia. The Company's GSAT satellite technology makes it feasible to serve large market areas where telephone lines are either unavailable, unreliable or too costly. GSAT currently operates in the United States in remote areas of Colorado, Nebraska, New Mexico, Texas and Washington, and internationally in Argentina, the Czech Republic, Brazil, Chile, Israel, South Africa and the United Kingdom. The Company has also implemented UHF radio in conjunction with GSAT to further enhance reliability and cost savings in remote areas.

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

                                    MARKETING

In United States jurisdictions in which the Company has been awarded a lottery contract, the Company is frequently asked to assist the lottery authority in the marketing of lottery games to the public. Such assistance generally includes advice with respect to game design, and promotion and development and distribution of terminals and advertising programs. As part of such assistance, the Company developed "GMark," a computerized marketing analysis system used to determine favorable locations for new lottery terminals. The lottery authorities of California, Georgia, Illinois, Louisiana, Massachusetts, Missouri, New Jersey, New York, Ohio, Rhode Island, Texas and Washington currently utilize GMark systems, and many customers contact the Market Research Group at GameScape(TM) from time to time to obtain GMark services.

                                    WARRANTY

Because the Company retains title to the system under a Facilities Management Contract, no warranty is provided on the Company's products supplied under such contracts. The Company does repair or replace such products as necessary to fulfill its obligations under such contract. There is no standard warranty on products manufactured by the Company. A typical warranty provides that the Company will repair or replace defective products for a period of time (usually one year) from the date a product is delivered and tested. Product warranty expenses for the fiscal years 2001, 2000 and 1999 were not material. The Company typically does not provide a warranty on products it sells that are manufactured by third parties, but attempts to pass the manufacturer's warranty, if any, on to the customer. With respect to computer software, the Company typically modifies its software as necessary so that the software conforms to the specifications of the contract with the customer.

CERTAIN PRODUCTS AND SERVICES

                                 ONLINE LOTTERY

Lottery authorities for years have recognized that by offering new games or products, the lotteries are often able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal online lottery products and services introduced in recent years are keno, instant ticket support services and televised lottery games, such as BingoVision(TM). In addition, the Company has also launched in recent years its Altura(TM) series terminals, Players Express(TM) terminal and ProSys(R) software system to enhance the functionality and appeal of its existing software and terminal lines.

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

The Company introduced in April 1990 the first online keno game for the Lotteries Commission of South Australia and currently assists lottery authorities in Australia (Lotteries Commission of South Australia), Brazil (Parana, Minas Gerais, and Goias), California, Georgia, Kansas,

Lithuania, Massachusetts, New York, Oregon, Rhode Island, Catalunya (Spain), Switzerland (La Societe de la Loterie de la Suisse Romande), Trinidad and Tobago, and West Virginia in implementing and operating online keno games.

Keno illustrates the impact that new games can have on lottery revenues. Since the United States introduction of keno in 1991, United States keno revenues have grown significantly, exceeding $1.9 billion and accounting for more than 8.7% of total United States online lottery revenues in calendar year 2000. The popularity of keno has led the Company to explore the development of new games based upon keno. Most notably, the Company developed in recent years Keno Plus(TM), a new product that combines expanded keno game characteristics with new hardware and enhanced product support.

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

In March 1999, the Company announced that Quick Draw, the keno-style lottery game operated in New York State provided by the Company, would terminate effective April 1, 1999, and the game did terminate as announced, due to the failure by the New York State legislature to extend the legislation authorizing the game. In August 1999, the New York legislature extended the legislation authorizing the game through March 2001 and sales of Quick Draw resumed. The New York legislature subsequently extended authorization for Quick-Draw through June 2001. It is uncertain at present whether Quick-Draw will be authorized in New York beyond June 2001.

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

The Company is providing or has contracted to provide marketing, distribution, online validation, inventory control and accounting support services and equipment (but not the printing of the instant tickets) for the Texas lottery's instant ticket games. In addition, the Company currently provides instant ticket support services to lottery authorities in Arizona, California, Colorado, District of Columbia, Georgia, Idaho, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Missouri, Nebraska, New Jersey, New Mexico, New York, Ohio, Oregon, Rhode Island, Texas, Washington and Wisconsin. Internationally, the Company currently supplies lottery authorities in Australia, Belgium, Brazil, Chile, Denmark, Finland, Ireland, Israel, Mexico, Morocco, Netherlands, New Zealand, Portugal, The Slovak Republic, South Africa, Spain (Catalunya), Sweden and the United Kingdom with instant ticket support services.

TELEVISION LOTTERY GAMES. The Company in recent years has offered a product line of televised lottery games. Players buy tickets from online lottery retailers and mark them while following a live, televised game show which includes a draw of numbers.

Through the use of proprietary game-tracking software, the Company is able to display, live, how many at-home players are winners or about to become winners, with each new numbers draw. The Company has implemented BingoVision(TM), a television lottery game featuring a bingo draw, in Estonia, Lithuania, New Zealand, The Slovak Republic, Belgium, and five German states; has implemented SplitLevel(TM), a televised game featuring displayed boards of numbers with winners determined by the number of matches from these boards in Lithuania; and is actively marketing these and other games to other lottery authorities.

THE PROSYS(R) SOFTWARE SYSTEM. ProSys(R) is the Company's latest software system. Employing a user friendly interface, lotteries can use ProSys(R) to manage all aspects of their gaming environment, including online, instant ticket sales and accounting and video games. Features such as promotions management and information analysis allow lottery authorities to tailor the system to their individual needs. ProSys(R) was first installed in September 1994 for Societe de la Loterie de la Suisse Romande, Switzerland. Since that time, the Company has installed ProSys(R) in systems used by the lottery authorities of Arizona, Washington, D.C.; Colorado; Idaho; Ontario, Canada; Leipzig, Germany; Washington State; Missouri; Denmark; New Mexico; Massachusetts; New Jersey; Thuringen, Germany; Kansas; Kentucky; Ohio; Oregon; Rhode Island; Wisconsin; New Zealand; Belgium; Sweden; Switzerland; Michigan; Texas; Mexico; Netherlands; Israel; South Africa; South Australia; New South Wales, Western Australia and Illinois and is in the process of installing ProSys(R) in three additional jurisdictions.

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

During fiscal 2001, the Company announced that Dreamport would focus upon assisting lotteries to expand their offerings in the area of video machine gaming systems and would consolidate and/or divest gaming activities and assets which were peripheral to the Company's core lottery business. See "Certain Significant Developments Since the Start of Fiscal 2001."

                                      UWIN!

During fiscal 1999, the Company established UWin!(TM) to provide Internet-based interactive games to international providers of government-sponsored lottery products and services. The Company continues to actively market its UWin!(TM) offering, where permitted, to international lottery authorities.

PRODUCT DEVELOPMENT

The Company devotes substantial resources in order to enhance its present products and systems and develop new products. In fiscal 2001, the Company spent approximately $49.3 million on research and development, as compared to $46.1 million in fiscal 2000 and $40.2 million in fiscal 1999.

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

BACKLOG

The backlog of the Company's orders for sales of its products believed by the Company to be firm amounted to approximately $199.9 million as of February 24, 2001, as compared to a backlog of approximately $101.8 million as of February 26, 2000. Approximately $30.2 million, or 15.1% of the backlog at February 24, 2001, is not expected to be filled during fiscal 2002.

COMPETITION

The online lottery business is highly competitive in the United States and internationally. Both in the United States and internationally, price is an increasingly important, but usually not the sole criterion for selection. Other significant factors that influence the award of lottery contracts are: the ability to optimize lottery revenues through technical capability and applications knowledge; the quality, dependability and upgrade capability of the system; the marketing and gaming experience, financial condition and reputation of the vendor; and the satisfaction of other requirements and qualifications that the lottery authority may impose.

During fiscal 2001, the Company's principal competitors in the online lottery business (and the number of online lottery jurisdictions currently serviced or under contract worldwide by such competitors) were as follows: Automated Wagering International, Inc. ("AWI"), a subsidiary of Anchor Gaming (by virtue of its merger, described below, with Powerhouse Technologies, Inc., the prior corporate parent of AWI) (14); Autotote Corporation ("Autotote") (18); International Totalizator Systems, Inc. (5); and Essnet/Alcatel (15).

During fiscal 2000, Anchor Gaming, an operator and developer of gaming machines and casinos, and Powerhouse Technologies, Inc., merged. The merger of these two companies is likely to provide Automated Wagering International, Inc., the Company's leading competitor in the U.S. and a subsidiary of Powerhouse Technologies, Inc., with enhanced financial resources.

In addition, during fiscal 2001, Scientific Games Holdings Corporation, a leading provider of instant ticket lottery technology as well as of online lottery systems and services, was acquired by Autotote, and the lottery divisions of these two companies were integrated. This merger provides the combined entity with a broader range of product offerings than the entities had previously offered individually.

PERSONNEL

As of April 2, 2001, the Company had approximately 4,650 full-time employees worldwide. The Company's employees are not represented by any labor union. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

The Company's corporate headquarters and research and development and main production facility are located in its approximately 260,000 square foot building on approximately 26 acres in West Greenwich, Rhode Island, which the Company leases from West Greenwich Technology Associates Limited Partnership. The Company is a limited partner in, and owns 50% of, this partnership. The Company's lease term runs until August 26, 2013 with two five-year options to extend the term and the Company has an option to purchase the property.

The Company owns approximately 24 acres adjoining its headquarters in West Greenwich, Rhode Island.

The Company also owns an approximately 140,000 square foot manufacturing and central storage facility in Coventry, Rhode Island. In addition, the Company leases approximately 22,650 square feet of an office building in Warwick, Rhode Island which it uses to house its finance and external training departments.

In addition, except in New York State, where the Company owns its back-up data center facility, and in Austin, Texas, where the Company owns an approximately 39,000 square foot facility which is used by Transactive Corporation, the Company's benefits delivery subsidiary, the Company leases, or is supplied by the relevant state authorities with, its data center facilities in the various jurisdictions. The Company also leases office, depot maintenance and warehouse space in a number of other locations.

The Company's facilities are in good condition and are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

As publicly reported, in February 1999, a witness appearing before the Moriarty Tribunal, an investigative body convened by the Irish Parliament and chaired by Mr. Justice Moriarty to investigate the business affairs generally of the former Taoiseach (Prime Minister) of Ireland, Charles Haughey, testified that in February 1993 Guy B. Snowden, then Chief Executive Officer of the Company, had invested pounds sterling 67,000 (approximately $100,000) of his personal funds in a company owned by Mr. Haughey's son. Mr. Haughey had resigned as Taoiseach in February 1992. In July 1992, the An Post Irish National Lottery Company, the Irish lottery authority (the "Irish NLC"), issued a Request for Proposals respecting online and instant ticket lottery goods and services, and in September 1992 the Company, which was then the incumbent provider of lottery goods and services to the Irish NLC under an agreement awarded to the Company in 1987, submitted a Proposal to the Irish NLC in response to the Irish NLC's Request for Proposals. In November 1992, the Irish NLC selected the Company to provide online and instant ticket goods and services to the Irish NLC under the terms of the competitive procurement and, following negotiations, a definitive agreement was entered into between the Irish NLC and the Company in March 1993. In calendar 1999, the Tribunal requested that the Company provide various documents regarding the Company's business in Ireland, which the Company has done, and the Company has been cooperating with the Tribunal. In addition, the Company has made its own inquiry into the facts surrounding Mr. Snowden's investment and the extent, if any, of the Company's involvement in or knowledge of that investment. The Company's investigation has determined that no Company funds were used to make Mr. Snowden's investment, and there is no information to suggest that Mr. Snowden ever sought reimbursement for the investment from the Company. Further, there is no information to suggest that Mr. Snowden informed anyone else at the Company of his investment at the time or that his investment was related in any way to the renewal of the Company's contract to supply systems and support to the Irish NLC. Mr. Snowden has advised the Company through his counsel that (i) his investment was a strictly personal one, (ii) the investment was made from his personal funds, (iii) he never sought reimbursement for any portion of his investment from the Company or any other entity, and (iv) his investment was not related to the Irish NLC and was not intended to and did not influence the Irish NLC's decision to renew the Company's contract.

No charges of wrongdoing have been brought against the Company in connection with the Moriarty investigation, and the Company does not believe that it has engaged in any wrongdoing in connection with this matter. However, since this investigation is or may still be underway and, investigations of this type customarily are conducted in whole or in part in secret, the Company lacks sufficient information to determine with certainty its ultimate scope and whether the government authorities will assert claims resulting from this investigation that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other governmental agencies, if a government authority were to make an allegation, or if there were to be a finding, of improper conduct on the part of or attributable to the Company in any matter, including in respect of the Moriarty investigation, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from this investigation and related matters could have such a material adverse effect.

Since July 1994, the United Kingdom National Lottery has been operated under a license held by Camelot Group plc ("Camelot"), and the Company has been a supplier of lottery goods and services to Camelot for the lottery. As publicly reported, in or around April or May 2000, the United Kingdom National Lottery Commission (the "NLC"), the regulator of the United Kingdom National Lottery, commenced an investigation into a lottery terminal software malfunction in the United Kingdom in which, under certain rare circumstances, a duplicate transaction was recorded on the Company's central system while only one ticket was presented to the retailer. The software malfunction resulted in a relatively small amount of overcharges to lottery retailers with respect to the duplicate transactions and a relatively small amount of overpayments or underpayments to certain prizewinners. The Company first identified this software malfunction in the United Kingdom in June 1998 and corrected the malfunction in July 1998, but without notifying Camelot or the NLC, as it should have done. The Company fully cooperated with the NLC's investigation and undertook to implement a number of measures respecting its corporate compliance and governance functions and software development processes in the wake of the investigation. The Company has also agreed to reimburse United Kingdom lottery players and retailers for any financial losses incurred by virtue of the software malfunction.

As has also been publicly reported, the developments described above took place in the context of a competitive procurement respecting the award by the NLC of a new license to operate the National Lottery with effect from October 1, 2001. In 1999, the NLC established a competitive procedure for the award of the new license, and two bidders, Camelot and The People's Lottery ("TPL"), subsequently submitted bids for the new license. Camelot's bid was supported by agreements with the Company pursuant to which the Company had contracted to continue to supply lottery goods and services to Camelot during the term of the new license in the event that Camelot was awarded the new license.

In August 2000, the NLC announced that it had decided that the NLC would proceed on the basis of a new procedure under which it would negotiate exclusively with TPL for one month.

Promptly after the NLC's announcement, Camelot initiated legal proceedings in the United Kingdom challenging the legality of the NLC's decision to initiate a new procedure of negotiation with TPL to the exclusion of Camelot. In September 2000, the High Court of Justice (Queen's Bench Division) overturned the NLC's August 2000 decision to negotiate exclusively with TPL and directed that the NLC enter into an exclusive negotiation period with Camelot so as to afford Camelot the same opportunity granted to TPL to improve its bid to address the NLC's concerns.

As part of the improved Camelot proposal for the new license, the Company entered into technology transfer and training arrangements with Camelot providing for the transfer to Camelot of the Company's National Lottery equipment, facilities and U.K. technology employees, a technology transfer to Camelot (after a period of training), and a grant to Camelot of exclusive rights to operate the Company's gaming system software in the U.K. for the term of the new license. Under these new arrangements, the Company will license its software and provide a range of support services to Camelot for which the Company expects to receive compensation during the term of the new license in the range of between $40 to $45 million per year commencing in fiscal year 2003. The Company also anticipates receiving revenues of approximately $65 million with respect to the sale to Camelot of new terminals prior to the commencement of the new license term. The Company further agreed to negotiate a technology transfer and a related software license for the exclusive use by Camelot under the new license of the internet gaming applications of the Company's UWin! subsidiary.

In December 2000, the NLC announced its decision to award a new seven-year license to operate the National Lottery to Camelot and that it will grant Camelot an interim license to cover the period from October 1, 2001 through January 30, 2002 in order to provide a twelve-month conversion period prior to the beginning of the new license. TPL has not protested the NLC's decision to award the new license to Camelot and the period in which a protest must be made has since lapsed.

In April 2001, the NLC issued a report of its investigation into the above described lottery software terminal malfunction. The NLC report states that its investigation of the lottery software incident had established breaches of Camelot's license, including in respect of the failure of the Company to give proper notification before rectifying the software fault. The report further states that Camelot has agreed to pay pounds sterling 115,000 (approximately $175,000) into the National Lottery prize fund as compensation for underpayments to players resulting from the software malfunction, and that Camelot has undertaken to identify the amounts by which individual retailers have been overcharged. The NLC has declined, however, to fine Camelot with respect to breaches of its license resulting from (or revealed by the NLC investigation of) the software incident. The NLC report summarizes the steps taken and to be undertaken by the Company in the wake of investigation of the lottery software malfunction (including the measures implemented by the Company with respect to its corporate compliance and governance functions and software development processes and the technology transfer arrangements, as described above) and concludes, in light of these steps, that the Company sufficiently addressed the NLC's ongoing concerns about whether it is a "fit and proper" body for purposes of involvement in the operation of the National Lottery. Payment by the Company of amounts: (i) to reimburse Camelot for payments with respect to underpayments to United Kingdom players and overcharges of retailers, as described above, (ii) to reimburse Camelot with respect to any other out-of-pocket costs incurred by Camelot with respect to the lottery terminal software malfunction, and (iii) to reimburse other customers of the Company with respect to effects of the lottery terminal software malfunction outside the United Kingdom, which amounts have been accrued in the accompanying financial statements, are not expected to have a material adverse effect on the Company's consolidated financial position or results of operation.

As publicly reported, in August 2000, a shareholder class action lawsuit on behalf of all persons who purchased Company stock during the period from April 11, 2000 to July 25, 2000, was brought against the Company, the Company's former Chairman and Chief Executive Officer, William Y. O'Connor, and the Company's current Chairman, W. Bruce Turner, in the U.S. District Court of Rhode Island relating to various Company announcements made between April 11, 2000 and July 25, 2000. The complaint filed in the case, Sandra Kafenbaum, individually and on behalf of all others similarly situated, v. GTECH Holdings Corporation, William
Y. O'Connor and W. Bruce Turner, generally alleges that the defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to the Company and respecting the Company's prospects in certain non-lottery business lines and investments), while failing to disclose in a timely manner certain allegedly material adverse information that it purportedly had a duty to disclose (including an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary damages from the Company and the individual defendants. In February 2001, the plaintiffs filed an amended complaint which added Steven P. Nowick, the Company's former President and Chief Operating Officer, as an individual defendant. In addition, the amended complaint expands the purported class of plaintiffs to include all persons who purchased common stock of the Company during the period from July 13, 1998 through August 29, 2000. The type of relief sought in the amended complaint is similar to that sought in the original action. The Company believes that it has good defenses to the claims made in this lawsuit and intends to file a motion to dismiss the amended complaint as to all of the defendants. At the present time, however, the Company is unable to predict the outcome, or the financial statement impact, if any, of this lawsuit.

As publicly reported, in May 2000, Sazka, a.s., a lottery customer of the Company in the Czech Republic ("Sazka"), filed a Request for Arbitration with the International Arbitral Centre of the Austrian Federal Economic Chamber of Commerce in Vienna, Austria, seeking to arbitrate certain business and contractual issues under the Company's online lottery contract with Sazka. Sazka sought damages valued at approximately $2.6 million in connection with alleged delays in the recent extensive expansion of the lottery sales network. Sazka also sought a determination that its online contract with the Company would expire approximately two years earlier than the date on which the Company maintained its contract would terminate. The Company, believing the claims made by Sazka to be without merit, filed a Memorandum in Reply and Counterclaim disputing such claims and raising counterclaims for breach of contract by Sazka. In March 2001, the Company entered into an agreement with Sazka which, among other things, resolved the arbitration. Under the agreed settlement, Sazka dropped its demand for liquidated damages, paid to the Company certain disputed amounts which it had previously withheld and agreed to extend the term of the contract. The Company in turn agreed to reduce its fee and to provide certain additional equipment and services under its contract with Sazka.

In February 1999, the Company was sued by a Florida corporation called EIG Gaming International, Inc. ("EIG"), in the Circuit Court of the Eleventh Judicial Circuit of Florida. The Company removed the case to the U.S. District Court for the Southern District of Florida, where it is captioned EIG Gaming International, Inc. v. GTECH Corporation, Case No. 99-1808-Civ-Jordan. In its complaint EIG alleges that it entered into a Letter of Intent with the Company pursuant to which it would assist the Company to obtain the lottery contract for Peru in return for a percentage of the lottery's receipts. EIG further contends that it secured the Peruvian contract for the Company but that the Company thereupon declined to pursue it. Plaintiff claims damages exceeding $80 million. The Company vigorously denies plaintiff's allegations, to which it believes it has good defenses, and, in November 2000, moved for summary judgment. That motion is pending. In April 2001, the court entered an order tentatively scheduling a trial in the case during July 2001. At the present time, the Company is unable to predict the outcome, or the financial statement impact, if any, of this lawsuit.

For further information respecting legal proceedings, see Item 1, "Certain Factors Affecting Future Performance - Maintenance of Business Relationships and Certain Legal Matters" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and Note F of Notes to Consolidated Financial Statements included in this report. The Company also is subject to certain other legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Holding's security holders during the last quarter of fiscal 2001.

ADDITIONAL INFORMATION

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of Holdings as of April 1, 2001 are:

Name                    Age   Position
----                    ---   --------

Howard S. Cohen         54    Chief Executive Officer (since March 2001).
                              Previously, Mr. Cohen was President and Chief
                              Executive Officer of Bell & Howell, a leading information solutions and services provider, from January 2000 to January 2001; President, Chief
                              Executive Officer and Chairman of Sidus Systems,
                              Inc., a Toronto Canada based systems integrator, contract manufacturer and distributor, from 1998 to 2000; and President, Chief Executive Officer, and Chief Operating Officer of Peak Technologies
                              Group, a systems integrator of data capture, printing, service solutions and software products, from 1996 to 1998. Prior to this, Mr. Cohen was President of OCE Systems, Inc., a U.S. subsidiary of the Netherlands-based OCE Corporation, which specializes in printing systems and reprographic equipment, from 1992 to 1996.

David J. Calabro        51    Senior Vice President, with responsibility for the
                              Company's worldwide facilities management business, since March 1999. Previously, Mr.
                              Calabro was employed by Unisys Corporation, a leading provider of information technology, from May 1995 through February 1999 as its Vice
                              President and General Manager of the United States and Canada Public Sector Market Group, and prior to that, was Director of Business Operations
                              (Government Systems Group) from August 1987 through April 1995 for Digital Equipment
                              Corporation, a leading supplier of computer goods and services.

Marc A. Crisafulli      32    Senior Vice President and General Counsel (since
                              March 2001). Previously, Mr. Crisafulli was an associate (from September 1994 through June 2000)
                              and a partner (from July 2000 through March 2001) of the Providence-based law firm of Edwards &
                              Angell, LLP where he practiced as a commercial trial lawyer.

Jean-Pierre Desbiens    50    Senior Vice President, with responsibility for
                              product sales and business development, since
                              August 1998. Previously, Mr. Desbiens was employed by BABN Technologies Inc., one of the world's largest printers of lottery tickets, in a series of increasingly responsible positions over the course of 16 years including, from September 1990 until January 1998, as its President and Chief
                              Executive Officer.

Kathleen E. McKeough    50    Senior Vice President of Human Resources (since
                              May 2000). Previously, Ms. McKeough was Senior
                              Vice President of Human Resources of Allied Domecq
                              Retailing U.S., a subsidiary of Allied Domecq, a leading producer and distributor of wines and spirits and owner of quick-service restaurants, from 1996 to 1999, and prior to that was Chief
                              Financial Officer and Treasurer of Allied Domecq
                              Retailing U.S. from 1994 to 1996.

Jaymin B. Patel         33    Senior Vice President and Chief Financial Officer
                              since January 2000. Previously, beginning in 1994
                              Mr. Patel was employed by the Company in a series of increasingly responsible positions including, from April 1998 until January 2000, as GTECH's
                              Vice President, Financial Planning and Business
                              Evaluation.

Antonio Carlos Rocha    52    Senior Vice President of Marketing (since February
                              2001). Previously, Mr. Rocha served as President of GTECH Brasil Lda, the Company's Brazilian subsidiary, from January, 1996 during which time the Company obtained the contract to provide online lottery services to Caixa Economica
                              Federale, which operates Brazil's National
                              Lottery. Prior to this, Mr. Rocha was Chairman of the Executive Committee of AT&T Brazil from July
                              1993 until late 1995, and President of NCR Brazil from April 1991 to July 1993.

Donald L. Stanford      50    Senior Vice President, with responsibility for
                              technology, for more than five years.

Donald R. Sweitzer      53    Senior Vice President - Public Affairs since July
                              1998. Previously, Mr. Sweitzer was President of the Dorset Resource and Strategy Group, a government affairs consultancy, from November 1996 through June 1998, and President and Managing
                              Partner of Politics Inc., a political consulting firm, from January 1995 through August 1996. Mr.
                              Sweitzer also served as the Political Director of the Democratic National Committee from April 1993 through January 1995, and served as the Finance
                              Director of this same body from April 1985 through January 1989.

Executive officers and other officers are elected or appointed by, and serve at the pleasure of, the Board of Directors. Some are party to employment contracts with the Company. The information set forth above reflects positions held with Holdings except as expressly provided to the contrary.

                            ------------------------

For the purposes of calculating the aggregate market value of the shares of Common Stock of Holdings held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares beneficially owned by: directors, officers, and employees of and consultants to Holdings and GTECH. However, this should not be deemed to constitute an admission that all such persons or entities are, in fact, affiliates of Holdings, or that there are not other persons who may be deemed to be affiliates of Holdings. Further information concerning shareholdings of officers, directors and principal shareholders of Holdings will be included in Holdings' definitive proxy statement relating to its scheduled July 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

FISCAL 2000                                               HIGH          LOW
-----------                                               ----          ---
First Quarter (February 28 - May 29, 1999)                $28 3/16      $22 1/8
Second Quarter (May 30 - August 28, 1999)                 $25 11/16     $22 1/2
Third Quarter (August 29 - November 27, 1999)             $26           $19 3/8
Fourth Quarter (November 28, 1999 - February 26, 2000)    $23 1/8       $19 3/8

FISCAL 2001                                               HIGH          LOW
-----------                                               ----          ---
First Quarter (February 27 - May 27, 2000)                $23           $17 7/8
Second Quarter (May 28 - August 26, 2000)                 $23 1/2       $17 5/8
Third Quarter (August 27 - November 25, 2000)             $19 1/4       $15 3/8
Fourth Quarter (November 26, 2000 - February 24, 2001)    $27 3/4       $18 1/4

The closing price of the Common Stock on the New York Stock Exchange on April 10, 2001 was $29.26. As of April 10, 2001, there were approximately 900 holders of record of the Common Stock.

Holdings has never paid cash dividends on its Common Stock and has no current plan to do so. The current policy of Holdings' Board of Directors is to reinvest earnings in the operation and expansion of the Company's business and, from time to time, to execute repurchases of shares of Holdings' Common Stock under the Company's open market share repurchase program. Further, Holdings is a holding company and its operations are conducted through the Company and its subsidiaries. Accordingly, the ability of Holdings to pay dividends on its Common Stock would be dependent on the earnings and cash flow of its subsidiaries and the availability of such cash flow to Holdings.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the other financial information included in this report. The operating, balance sheet and per share data in the table are derived from the consolidated financial statements of the Company which were audited by independent auditors.


                                                                      Fiscal Year Ended
                                        ------------------------------------------------------------------------
                                         February 24,   February 26,   February 27,   February 28,   February 22,
                                            2001           2000           1999         1998 (a)         1997
                                        ------------    -----------   ------------   ------------   ------------
                                                        (Dollars in thousands, except per share amounts)
OPERATING DATA:
Revenues:
     Services                           $   856,475    $   860,419    $   887,395    $   868,522    $   789,534
     Sales of products                       80,068        150,379         85,528        122,045        114,738
                                        ------------   ------------   ------------   ------------   ------------
         Total                              936,543      1,010,798        972,923        990,567        904,272

Gross Profit:
     Services (b)                           292,380        305,110        297,630        266,940        239,332
     Sales of products                        5,224         48,426         25,703         48,230         47,297
                                        ------------   ------------   ------------   ------------   ------------
         Total                              297,604        353,536        323,333        315,170        286,629

Special charges (credit) (c)                 42,270         (1,104)        15,000         99,382            ---

Operating income                             81,905        180,000        141,720         44,104        127,091

Interest expense, net of interest income     21,569         25,523         23,326         24,578         16,388

Net income                                   43,148         93,585         89,063         27,214         77,803

PER SHARE DATA:
Basic                                   $      1.25    $      2.58    $      2.17    $       .65    $      1.81
Diluted                                        1.25           2.58           2.16            .64           1.80

OTHER DATA:
Earnings before depreciation, amortization,
     interest, taxes and other special
     and noncash charges                $   305,223    $   361,126    $   376,158    $   347,099    $   326,054
Cumulative number of lottery terminals
     shipped (d)                            434,139        408,906        377,857        360,202        316,614
Number of lottery terminals sold              5,570         13,293          4,921         11,963         13,609
Number of lottery customers at year-end          83             82             81             78             79

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                         $    65,273    $    28,253    $     3,755    $    27,371    $    36,914
Total assets                                938,160        891,023        874,215      1,023,812        956,541
Long-term debt, less current portion        316,961        349,400        319,078        453,587        382,499
Shareholders' equity (f)                    314,362        296,576        283,906        345,210        358,133


----------------------------------------
(a)  53-week year.
(b) Fiscal years prior to 2001 have been reclassified to present goodwill amortization as a single operating expense line item in the Consolidated Income Statements.
(c) The impact of the special charges (credit) on earnings per share on a diluted basis was $0.74, $(0.02), $0.22 and $1.44, in fiscal 2001, 2000,
     1999 and 1998, respectively. See Note P to the Consolidated Financial Statements.
(d) Terminals shipped represents lottery terminals sold under product sale contracts and lottery terminals supplied under service contracts.
(f) In March 2001, after the close of its 2001 fiscal year, the Company repurchased five million shares of its Common Stock for $130.0 million.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below and elsewhere in this report, and in the Company's subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.

General

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February and fiscal 2001 ended on February 24, 2001.

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically at least five years in duration, and are generally based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product sales during fiscal 2002 will be in a range of $160 million to $170 million.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, the Company has entered into agreements which permit bill payments over its Brazilian and Chilean lottery networks. In addition, the Company continues to develop, and where permitted, market, its UWin! internet based platform through which international providers of government-sponsored lottery products and services may offer interactive games.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, the Company would not necessarily know of the existence of an investigation which might involve the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See Note F to the Consolidated Financial Statements, Part I, Item 1, -- "Certain Factors That May Affect Future Performance --Maintenance of Business Relationships and Certain Legal Matters" and Part I, Item 3 -- "Legal Proceedings" herein for further information concerning these matters and other contingencies.

All references to the Consolidated Financial Statements of the Company and Notes thereto, are to the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 herein.

The following discussion should be read in conjunction with the table below.




                                                                             SUMMARY FINANCIAL DATA

                                                                                Fiscal Year Ended
                                               ------------------------------------------------------------------------------------
                                                           February 24,            February 26,               February 27,
                                                              2001                    2000                       1999
                                               ------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Revenues:
        Services                                 $    856,475       91.5 %   $     860,419      85.1 %  $    887,395      91.2 %
        Sales of products                              80,068        8.5           150,379      14.9          85,528       8.8
                                                 ------------   ----------   -------------  ----------  ------------    --------
            Total                                     936,543      100.0         1,010,798     100.0         972,923     100.0

Costs and expenses:
        Costs of services (a)(b)                      564,095       65.9           555,309      64.5         589,765      66.5
        Costs of sales (a)                             74,844       93.5           101,953      67.8          59,825      69.9
                                                 ------------   ----------   -------------  ----------  ------------    --------
            Total                                     638,939       68.2           657,262      65.0         649,590      66.8
                                                 ------------   ----------   -------------  ----------  ------------    --------

Gross profit                                          297,604       31.8           353,536      35.0         323,333      33.2

Selling, general and administrative (b)               117,997       12.6           122,334      12.1         120,601      12.4
Research and development                               49,267        5.3            46,053       4.6          40,158       4.1
Goodwill amortization (b)                               6,165        0.6             6,253       0.6           5,854       0.6
                                                 ------------   ----------   -------------  ----------  ------------    --------
        Operating expenses                            173,429       18.5           174,640      17.3         166,613      17.1

Special charges (credit)                               42,270        4.5            (1,104)     (0.1)         15,000       1.5

Operating income                                       81,905        8.8           180,000      17.8         141,720      14.6

Other income (expense):
        Interest income                                 5,596        0.6             3,509       0.3           4,079       0.4
        Equity in earnings of unconsolidated
           affiliates                                   3,167        0.3             2,843       0.3           7,113       0.7
        Other income (expense)                          7,232        0.8            (1,343)     (0.1)         25,447       2.6
        Interest expense                              (27,165)      (2.9)          (29,032)     (2.9)        (27,405)     (2.8)
                                                 ------------   ----------   -------------  ----------  ------------    --------

Income before income taxes                             70,735        7.6           155,977      15.4         150,954      15.5

Income taxes                                           27,587        3.0            62,392       6.1          61,891       6.3

                                                 ------------   ----------   -------------  ----------  ------------    --------
Net income                                       $     43,148        4.6 %   $      93,585       9.3 %  $     89,063       9.2 %
                                                 ============   ==========   =============  ==========  ============    ========

(a) Percentages are computed based on cost as a percentage of related revenue.

(b) Fiscal years 2000 and 1999 have been reclassified to present goodwill amortization as a single operating expense line item in the Consolidated Income Statements.

Special Charges

In fiscal 2001, the Company recorded special charges of $42.3 million ($25.8 million after-tax, or $0.74 per share) in connection with certain contractual obligations and a value assessment of the Company's business operations. The major components of the special charges consisted of $14.0 million for a workforce reduction that eliminated approximately 255 Company positions worldwide, $11.5 million for contractual obligations in connection with the departures in July 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $8.5 million for costs associated with the exit of certain business strategies and product lines and $8.3 million for the termination of consulting agreements and facility exit costs, net of gains on the disposition of Company aircraft. See Note P to the Consolidated Financial Statements.

The Company realized approximately $12.0 to $13.0 million of pre-tax savings in fiscal 2001 from the value assessment. Beginning in fiscal 2002, the Company expects annual net pre-tax operating expense savings in the range of $30.0 to $32.0 million from the value assessment.


Upcoming Significant Contract Rebids

A significant portion of the Company's revenues and cash flow is derived from its portfolio of long-term online lottery service contracts, each of which in the ordinary course of the Company's business periodically is the subject of competitive procurement or renegotiation. Through fiscal 2003 (which ends in February 2003), several of the Company's larger contracts (including the National Lottery of Brazil and Texas, its two largest in fiscal 2001) are expected to be the subject of competitive procurements to select contractors to supply lottery goods and services upon the termination of the Company's current contracts. See Part I, Item 1, -- "Certain Factors That May Affect Future Performance -- Strengthening of Competition" and "Lottery Contract Awards and Related Significant Developments" herein for further information concerning these matters.

Results of Operations

COMPARISON OF FISCAL 2001 WITH 2000

Revenues for fiscal 2001 were $936.5 million, representing a $74.3 million, or 7.3%, decrease from revenues of $1.0 billion in fiscal 2000.

Service revenues, including lottery and other services, in fiscal 2001 were $856.5 million, representing a $3.9 million, or 0.5%, decrease from the $860.4 million of service revenues in fiscal 2000. This decrease reflects a decline in domestic lottery service revenues, partially offset by an increase in international lottery service revenues.

The Company's domestic lottery service revenues were $465.4 million in fiscal 2001, a decrease of 2.8% from the $478.8 million recorded in the same period of fiscal 2000. This decrease was primarily due to the loss of online lottery contracts in Indiana, West Virginia, Vermont and New Hampshire and the loss of an instant ticket validation contract in New York. These decreases were partially offset by increases in lottery sales generated by a number of the Company's existing domestic customers, including Texas, New York and New Jersey.

The Company's international lottery service revenues increased 4.5% in fiscal 2001 to $360.3 million compared with the $344.7 million recorded in the same period last year, primarily due to the launch of the national lotteries in South Africa and Morocco, along with growth in sales for existing customers in Brazil, Poland and Mexico and a contractual rate increase in Brazil. These increases were partially offset by the impact of the reduction in the dollar value of foreign currencies.

Product sales in fiscal 2001 were $80.1 million, a decrease of $70.3 million from the $150.4 million of product sales in fiscal 2000. Prior year product sales included sales of an online lottery system to Israel, a new central system with instant ticket capabilities to Sweden, and equipment to South Africa. The Company sold approximately 5,600 lottery terminals in fiscal 2001, compared to approximately 13,300 lottery terminals in fiscal 2000.

Gross margins on service revenues were 34.1% in fiscal 2001 compared to 35.5% in fiscal 2000, primarily driven by start-up losses on the lottery system installation in Morocco, along with additional costs incurred relating to the delayed start-up of the Colombia lottery that launched on January 17, 2001.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales decreased from 32.2% in fiscal 2000 to 6.5% in fiscal 2001, primarily due to previously announced cost over-runs on the lottery system conversion the Company is implementing in New South Wales, Australia, and the lower volume of equipment sales to South Africa in fiscal 2001 compared to fiscal 2000.

Selling, general and administrative expenses in fiscal 2001 were $118.0 million, representing a $4.3 million, or 3.5%, decrease from the $122.3 million incurred in fiscal 2000. This decrease was primarily attributable to cost reductions resulting from the value assessment, partially offset by non-cash charges associated with the implementation of the Company's Restricted Stock Plan in August 2000. As a percentage of revenues, selling, general and administrative expenses were 12.6% and 12.1% during fiscal 2001 and 2000, respectively.

Research and development expenses in fiscal 2001 were $49.3 million, representing a $3.2 million, or 7.0%, increase over research and development expenses of $46.1 million in fiscal 2000. This increase reflects higher spending on the Company's central system software and interactive media offerings. As a percentage of revenues, research and development expenses were 5.3% and 4.6% during fiscal 2001 and 2000, respectively.

Other income of $7.2 million in fiscal 2001 was comprised principally of the amortization of the gain on the sale of the Company's 22.5% equity interest in Camelot Group plc ("Camelot"), which the Company sold in April 1998, and which is being amortized over the remaining period of Camelot's first operating license, due to expire in September 2001. Other expense in fiscal 2000 of $1.3 million, was comprised of net foreign exchange losses associated with the Company's global asset protection and foreign exchange management programs designed to provide a degree of protection for future cash flows, partially offset by the amortization of the gain on the sale of Camelot. The Company recorded $0.4 million of net foreign exchange gains in fiscal 2001, compared to $6.7 million of net foreign exchange losses in the prior year.

Interest expense in fiscal 2001 was $27.2 million, a decrease of $1.8 million from interest expense of $29.0 million incurred during fiscal 2000. This decrease was primarily due to lower average debt outstanding under the Company's revolving credit facility.

The Company's effective income tax rate decreased from 40% in fiscal 2000 to 39% in fiscal 2001, principally due to lower state taxes and increased research and development tax credits. The Company's effective income tax rate was greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.

Weighted average shares in fiscal 2001 declined 1.7 million shares to 34.6 million shares as a result of the Company's share repurchase program. On March 19, 2001, after the end of its 2001 fiscal year, the Company repurchased 5 million shares of its common stock from Tiger Management, its largest shareholder, for $130.0 million.


COMPARISON OF FISCAL 2000 WITH 1999

Revenues for fiscal 2000 were $1.0 billion, representing a $37.9 million, or 3.9%, increase over revenues of $972.9 million in fiscal 1999.

Service revenues, including lottery and other services, in fiscal 2000 were $860.4 million, representing a $27.0 million, or 3.0%, decrease from the $887.4 million of service revenues in fiscal 1999. This decrease reflects a 6.1% decline in domestic lottery service revenues, partially offset by a 1.8% increase in international lottery service revenues.

In fiscal 2000, lottery sales by the Company's domestic customers declined approximately 4.0% compared with fiscal 1999, primarily reflecting lower sales in Texas, the temporary suspension of Quick Draw in New York and lower jackpot activity. This decline, coupled with the loss of the Company's Indiana lottery contract and contractual rate changes, resulted in a 6.1% decline in the Company's domestic service revenues.

Lottery sales by the Company's international customers increased 14.6% in fiscal 2000 compared with fiscal 1999, driven primarily by growth in Brazil, Germany, the Czech Republic, Poland and Mexico. This increase, coupled with contractual rate increases in Brazil was almost fully offset by the impact of the reduction in the dollar value of foreign currencies, resulting in a 1.8% increase in the Company's international lottery service revenues.

Product sales were $150.4 million in fiscal 2000, an increase of $64.9 million over the $85.5 million of product sales in fiscal 1999. This increase was primarily driven by equipment sales to South Africa, an on-line lottery system to Israel and a new central system, including instant ticket validation capabilities to Sweden. The Company sold approximately 13,300 lottery terminals during fiscal 2000, compared to approximately 4,900 lottery terminals during fiscal 1999.

Gross margins on service revenues improved from 33.5% in fiscal 1999 to 35.5% in fiscal 2000 due to improved margins from the Company's operations in Brazil.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales increased from 30.1% in fiscal 1999 to 32.2% in fiscal 2000, primarily due to the change in product mix.

Selling, general and administrative expenses in fiscal 2000 were $122.3 million, representing a $1.7 million, or 1.4%, increase from the $120.6 million incurred in fiscal 1999. This increase was primarily attributable to the Company's bi-annual user's conference held during the second quarter of fiscal 2000. As a percentage of revenues, selling, general and administrative expenses were 12.1% and 12.4% during fiscal 2000 and 1999, respectively.

Research and development expenses in fiscal 2000 were $46.1 million, representing a $5.9 million, or 14.7%, increase over research and development expenses of $40.2 million in fiscal 1999. This increase reflected development activities associated with the Company's next generation lottery operating system and terminals along with increased spending on a number of new products in the development pipeline. As a percentage of revenues, research and development expenses were 4.6% and 4.1% during fiscal 2000 and 1999, respectively.

Equity in earnings of unconsolidated affiliates in fiscal 2000 was $2.8 million, a decrease of $4.3 million from the $7.1 million earned during fiscal 1999. This decrease resulted principally from the Company's sale, in April 1998, of its 22.5% equity interest in Camelot.

Other expense in fiscal 2000 was $1.3 million and was comprised of net foreign exchange losses associated with the Company's global asset protection and foreign exchange management programs designed to provide a degree of protection for future cash flows, partially offset by the amortization of the gain on the sale of Camelot. The foreign exchange losses during fiscal 2000 were more than offset by higher cash gross margin from the Company's foreign operations due to stronger than expected foreign currencies relative to the U.S. dollar. Other income of $25.4 million in fiscal 1999 was comprised principally of foreign exchange gains associated with the Company's global asset protection and foreign exchange management programs, as well as the amortization of the gain on the sale of Camelot. As a result of the material devaluation that took place in Brazil in January 1999, and the hedging strategy that the Company had in place at the time, the Company recognized a one-time foreign exchange gain of approximately $17 million.

Interest expense in fiscal 2000 was $29.0 million, an increase of $1.6 million over interest expense of $27.4 million incurred during fiscal 1999. This increase was primarily due to higher average debt outstanding under the Company's revolving credit facility, along with higher average interest rates on the Company's outstanding debt.

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

Changes in Financial Position, Liquidity and Capital Resources

During fiscal 2001, the Company generated $252.0 million of cash from operations. This cash was used principally to fund the purchase of $136.9 million of systems, equipment and other assets relating to contracts, repurchase $19.6 million of the Company's common stock and repay $42.8 million of the Company's long-term debt.

Inventories increased by $50.4 million, from $67.4 million at February 26, 2000 to $117.8 million at February 24, 2001, primarily due to spending related to product sales expected to be delivered during fiscal 2002 in France, Spain and China, along with inventory purchased for new system installations in New York and Ohio. Advance payments of $23.4 million have been received related to these product sales expected to be delivered in fiscal 2002.

Current deferred income taxes increased by $11.0 million, from $15.9 million at February 26, 2000 to $26.9 million at February 24, 2001, primarily due to accrued expenses that are not currently deductible for income tax purposes.

Other assets decreased by $28.5 million, from $145.2 million at February 26, 2000 to $116.7 million at February 24, 2001, primarily due to the return of deposits on a corporate aircraft which was sold in August 2000, along with the amortization of capitalized software.

Accrued expenses increased by $11.8 million, from $43.3 million at February 26, 2000 to $55.1 million at February 24, 2001, primarily due to the additional cost to complete the lottery system conversion underway in New South Wales, Australia.

The special charge accrual of $10.4 million at February 24, 2001 consists primarily of $7.9 million of severance payments remaining under the workforce reduction and $1.6 million of payments remaining under contractual obligations to former executives.

Advance payments from customers increased by $22.0 million, from $33.4 million at February 26, 2000 to $55.4 million at February 24, 2001, primarily due to advances received from customers in France, Spain and China related to product sales expected to be delivered during fiscal 2002.

Income taxes payable, that are reported net of income tax refunds receivable, increased by $15.2 million, from $49.4 million at February 26, 2000 to $64.6 million at February 24, 2001. This increase was primarily due to a $16.0 million income tax refund relating to the fiscal 2001 special charge, along with the timing of income tax payments.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2002 will be in a range of $220 million to $245 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's credit facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations, to fund anticipated internal growth and to repurchase shares of the Company's Common Stock, from time to time, under the Company's open market share repurchase program in the foreseeable future. The Company is currently in discussions with its lenders to refinance its credit facility which is scheduled to expire in June 2002.

On March 19, 2001, the Company repurchased 5 million shares of its Common Stock from Tiger Management, its largest shareholder, for $130.0 million. This purchase was outside of the Company's open market share repurchase program. As of March 31, 2001 the Company had utilized approximately $63.3 million of its $400 million Credit Facility, including $13.6 million of letters of credit issued under the Credit Facility.


Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during fiscal 2001.


Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At February 24, 2001, and February 26, 2000, the estimated fair value of the Company's fixed rate debt, as determined by an independent investment banker, approximated $305.7 million and $293.9 million, respectively. At February 24, 2001, a hypothetical 10% increase in interest rates would change the estimated fair value of the Company's fixed rate debt to $300.1 million and a hypothetical 10% decrease in interest rates would change the estimated fair value of the Company's fixed rate debt to $311.5 million. Comparatively, at February 26, 2000, after taking into consideration $150.0 million of interest rate swaps, a hypothetical 10% increase in interest rates would change the estimated fair value of the Company's fixed rate debt to $290.5 million and a hypothetical 10% decrease in interest rates would change the estimated fair value of the Company's fixed rate debt to $297.2 million.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material affect on current earnings.

The Company uses various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps and the private placement of fixed rate debt. In February 2000, the Company entered into two interest rate swaps with an aggregate notional amount of $150.0 million that provided interest rate protection over the period February 25, 2000 to May 15, 2007. The swaps effectively entitled the Company to exchange fixed rate payments for variable rate payments. On February 1, 2001, the Company sold the two interest rate swaps for $13.0 million. The Company has deferred the recognition of the gain on the sale as a component of long-term debt and is recognizing such gain ratably over the period February 2001 through May 2007.


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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At February 24, 2001 and February 26, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $14.6 million and $16.3 million, respectively, that would be recorded in the equity section of the Company's balance sheet.

At February 24, 2001 and February 26, 2000, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $3.4 million in both years that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At February 24, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2002 of $21.2 million. Comparatively, at February 26, 2000, the result of a hypothetical 10% adverse change in foreign exchange rates would have resulted in a net reduction of cash flows from anticipatory transactions of $12.1 million in fiscal 2001. The percentage of fiscal 2001 and fiscal 2000 anticipatory cash flows that were hedged varied throughout each fiscal year, but averaged 51% in fiscal 2001 compared to 73% in fiscal 2000.

As of February 24, 2001, the Company had contracts for the sale of foreign currency of approximately $94.8 million (primarily Spanish pesetas, Australian dollars and pounds sterling) and the purchase of foreign currency of approximately $65.5 million (primarily pounds sterling), compared to contracts for the sale of foreign currency of approximately $87.7 million (primarily Spanish pesetas, South African rand and Irish punts) and the purchase of foreign currency of approximately $66.7 million (primarily pounds sterling) at February 26, 2000.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risk disclosures are included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Shareholders
GTECH Holdings Corporation

We have audited the accompanying consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 24, 2001 and February 26, 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 24, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTECH Holdings Corporation and subsidiaries at February 24, 2001 and February 26, 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 24, 2001, in conformity with accounting principles generally accepted in the United States.



                                                               ERNST & YOUNG LLP

Boston, Massachusetts
March 27, 2001

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                           February 24,   February 26,
                                                               2001           2000
                                                           ---------------------------
                                                              (Dollars in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $  46,948      $  11,115
  Trade accounts receivable                                   118,721        115,358
  Sales-type lease receivables                                  8,722         10,110
  Inventories                                                 117,789         67,418
  Deferred income taxes                                        26,850         15,853
  Other current assets                                         18,798         19,346
                                                            ---------      ---------
      TOTAL CURRENT ASSETS                                    337,828        239,200

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS     361,334        375,918

GOODWILL                                                      122,325        130,710

OTHER ASSETS                                                  116,673        145,195
                                                            ---------      ---------
      TOTAL ASSETS                                          $ 938,160      $ 891,023
                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short term borrowings                                     $   2,316      $   1,620
  Accounts payable                                             49,267         53,103
  Accrued expenses                                             55,140         43,278
  Special charge                                               10,431             --
  Employee compensation                                        31,898         30,057
  Advance payments from customers                              55,418         33,438
  Income taxes payable                                         64,573         49,382
  Current portion of long-term debt                             3,512             69
                                                            ---------      ---------
      TOTAL CURRENT LIABILITIES                               272,555        210,947

LONG-TERM DEBT, less current portion                          316,961        349,400

OTHER LIABILITIES                                              29,883         27,363

DEFERRED INCOME TAXES                                           4,399          6,737

COMMITMENTS AND CONTINGENCIES                                      --             --

SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share--20,000,000
    shares authorized, none issued                                 --             --
  Common Stock, par value $.01 per share--150,000,000
    shares authorized, 44,507,315 and 44,171,315 shares
    issued; 34,257,527 and 34,804,004 shares outstanding
    at February 24, 2001 and February 26, 2000,
    respectively                                                  445            442
  Additional paid-in capital                                  183,294        176,750
  Equity carryover basis adjustment                            (7,008)        (7,008)
  Accumulated other comprehensive loss                        (85,852)       (69,493)
  Retained earnings                                           479,305        437,830
                                                            ---------      ---------
                                                              570,184        538,521
  Less cost of 10,249,788 and 9,367,311 shares
    in treasury at February 24, 2001 and
    February 26, 2000, respectively                          (255,822)      (241,945)
                                                            ---------      ---------
                                                              314,362        296,576
                                                            ---------      ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 938,160      $ 891,023
                                                            =========      =========

See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS


                                                                        Fiscal Year Ended
                                                       -----------------------------------------------------
                                                          February 24,      February 26,       February 27,
                                                             2001               2000              1999
                                                       ----------------  ----------------- -----------------
                                                         (Dollars in thousands, except per share amounts)
Revenues:
    Services                                           $       856,475   $        860,419  $        887,395
    Sales of products                                           80,068            150,379            85,528
                                                       ----------------  ----------------- -----------------
                                                               936,543          1,010,798           972,923
Costs and expenses:
    Costs of services                                          564,095            555,309           589,765
    Costs of sales                                              74,844            101,953            59,825
                                                       ----------------  ----------------- -----------------
                                                               638,939            657,262           649,590
                                                       ----------------  ----------------- -----------------

Gross profit                                                   297,604            353,536           323,333

Selling, general and administrative                            117,997            122,334           120,601
Research and development                                        49,267             46,053            40,158
Goodwill amortization                                            6,165              6,253             5,854
Special charges (credit)                                        42,270             (1,104)           15,000
                                                       ----------------  ----------------- -----------------

Operating income                                                81,905            180,000           141,720

Other income (expense):
    Interest income                                              5,596              3,509             4,079
    Equity in earnings of unconsolidated affiliates              3,167              2,843             7,113
    Other income (expense)                                       7,232             (1,343)           25,447
    Interest expense                                           (27,165)           (29,032)          (27,405)
                                                       ----------------  ----------------- -----------------

Income before income taxes                                      70,735            155,977           150,954

Income taxes                                                    27,587             62,392            61,891
                                                       ----------------  ----------------- -----------------

Net income                                             $        43,148   $         93,585  $         89,063
                                                       ================  ================= =================


                                                       ----------------  ----------------- -----------------
Basic earnings per share                               $          1.25   $           2.58  $           2.17
                                                       ================  ================= =================

                                                       ----------------  ----------------- -----------------
Diluted earnings per share                             $          1.25   $           2.58  $           2.16
                                                       ================  ================= =================




See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                    Equity
                                                                                               Additional         Carryover
                                                          Outstanding         Common             Paid-in            Basis
                                                            Shares             Stock             Capital          Adjustment
                                                        ----------------  ----------------  ------------------  ---------------
                                                                                  (Dollars in thousands)
Balance at February 28, 1998                                 41,284,146    $          439    $        171,302    $      (7,008)

Comprehensive income:
     Net income                                                       -                 -                   -                -
     Other comprehensive income (loss), net of tax:
         Foreign currency translation                                 -                 -                   -                -
         Net gain on derivative instruments                           -                 -                   -                -

Comprehensive income
Treasury shares repurchased                                  (2,794,100)                -                   -                -
Shares issued under stock award plans                             5,688                 -                 159                -
Shares reissued under stock award plans                           2,079                 -                   -                -
Shares issued upon exercise of stock options                    224,250                 3               4,973                -

                                                        ----------------  ----------------  ------------------  ---------------
Balance at February 27, 1999                                 38,722,063    $          442    $        176,434    $      (7,008)

Comprehensive income:
     Net income                                                       -                 -                   -                -
     Other comprehensive income, net of tax:
         Foreign currency translation                                 -                 -                   -                -
         Net gain on derivative instruments                           -                 -                   -                -

Comprehensive income
Treasury shares repurchased                                  (4,049,100)                -                   -                -
Shares reissued under employee
     stock purchase and stock award plans                       112,291                 -                   -                -
Shares issued upon exercise of stock options                     18,750                 -                 316                -

                                                        ----------------  ----------------  ------------------  ---------------
Balance at February 26, 2000                                 34,804,004    $          442    $        176,750    $      (7,008)

Comprehensive income:
     Net income                                                       -                 -                   -                -
     Other comprehensive income (loss), net of tax:
         Foreign currency translation                                 -                 -                   -                -
         Net loss on derivative instruments                           -                 -                   -                -
         Unrealized gain on investments                               -                 -                   -                -

Comprehensive income
Director stock compensation                                           -                 -                  92                -
Treasury shares repurchased                                  (1,105,200)                -                   -                -
Shares reissued under employee
     stock purchase and stock award plans                       222,723                 -                   -                -
Shares issued upon exercise of stock options                    336,000                 3               6,452                -

                                                        ----------------  ----------------  ------------------  ---------------
Balance at February 24, 2001                                 34,257,527    $          445    $        183,294    $      (7,008)
                                                        ================  ================  ==================  ===============

                                                          Accumulated
                                                             Other
                                                          Comprehensive        Retained          Treasury
                                                          Income (Loss)        Earnings            Stock              Total
                                                        ------------------ ----------------- ------------------  -----------------
                                                                              (Dollars in thousands)
Balance at February 28, 1998                             $            (42)  $       255,955   $        (75,436)   $       345,210

Comprehensive income:
     Net income                                                         -            89,063                  -             89,063
     Other comprehensive income (loss), net of tax:
         Foreign currency translation                             (85,094)                -                  -            (85,094)
         Net gain on derivative instruments                           294                 -                  -                294
                                                                                                                 -----------------
Comprehensive income                                                                                                        4,263
Treasury shares repurchased                                             -                 -            (70,757)           (70,757)
Shares issued under stock award plans                                   -                 -                  -                159
Shares reissued under stock award plans                                 -                 -                 55                 55
Shares issued upon exercise of stock options                            -                 -                  -              4,976

                                                        ------------------ ----------------- ------------------  -----------------
Balance at February 27, 1999                             $        (84,842)  $       345,018   $       (146,138)   $       283,906

Comprehensive income:
     Net income                                                         -            93,585                  -             93,585
     Other comprehensive income, net of tax:
         Foreign currency translation                              15,223                 -                  -             15,223
         Net gain on derivative instruments                           126                 -                  -                126
                                                                                                                 -----------------
Comprehensive income                                                                                                      108,934
Treasury shares repurchased                                             -                 -            (98,747)           (98,747)
Shares reissued under employee
     stock purchase and stock award plans                               -              (773)             2,940              2,167
Shares issued upon exercise of stock options                            -                 -                  -                316

                                                        ------------------ ----------------- ------------------  -----------------
Balance at February 26, 2000                             $        (69,493)  $       437,830   $       (241,945)   $       296,576

Comprehensive income:
     Net income                                                         -            43,148                  -             43,148
     Other comprehensive income (loss), net of tax:
         Foreign currency translation                             (16,004)                -                  -            (16,004)
         Net loss on derivative instruments                          (447)                -                  -               (447)
         Unrealized gain on investments                                92                 -                  -                 92
                                                                                                                 -----------------
Comprehensive income                                                                                                       26,789
Director stock compensation                                             -                 -                  -                 92
Treasury shares repurchased                                             -                 -            (19,587)           (19,587)
Shares reissued under employee
     stock purchase and stock award plans                               -            (1,673)             5,710              4,037
Shares issued upon exercise of stock options                            -                 -                  -              6,455

                                                        ------------------ ----------------- ------------------  -----------------
Balance at February 24, 2001                             $        (85,852)  $       479,305   $       (255,822)   $       314,362
                                                        ================== ================= ==================  =================

See Notes to Consolidated Financial Statements

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Fiscal Year Ended
                                                                     ----------------------------------------
                                                                     February 24,  February 26,  February 27,
                                                                        2001          2000          1999
                                                                     ------------  ------------  ------------
                                                                              (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                            $  43,148     $  93,585     $  89,063
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                        156,262       168,284       184,748
    Intangibles amortization                                             11,968        10,839         8,719
    Goodwill amortization                                                 6,165         6,253         5,854
    Special charges (credit)                                             42,270        (1,104)       15,000
    Deferred income taxes provision (benefit)                           (13,335)        1,753         9,868
    Termination of interest rate swap                                    12,970           ---           ---
    Equity in earnings (losses) of unconsolidated affiliates,
      net of dividends received                                           1,343          (376)       (3,117)
    Foreign currency transaction losses (gains)                            (970)          900        (8,650)
    Other                                                                 1,408           954         2,405
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Trade accounts receivable                                             956       (10,006)      (10,716)
      Inventories                                                       (50,369)       (5,659)      (33,479)
      Special charge                                                    (23,426)       (4,954)      (26,105)
      Other assets and liabilities                                       63,580       (29,687)       52,692
                                                                      ---------     ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               251,970       230,782       286,282

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating
  to contracts                                                         (136,891)     (128,618)     (121,198)
Acquisitions (net of cash acquired)                                          --          (318)      (19,687)
Investments in and advances to unconsolidated affiliates                (16,601)      (16,209)         (529)
Cash received from affiliates                                             2,075            --         1,906
Proceeds from sale of investments                                            --            --        84,904
Other                                                                   (11,149)      (19,198)      (22,627)
                                                                      ---------     ---------     ---------
NET CASH USED FOR INVESTING ACTIVITIES                                 (162,566)     (164,343)      (77,231)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                             95,908       221,500       117,706
Principal payments on long-term debt                                   (138,737)     (192,936)     (254,768)
Purchases of treasury stock                                             (19,587)      (98,747)      (70,757)
Proceeds from stock options                                               6,455           316         4,976
Other                                                                     5,236         2,114          (205)
                                                                      ---------     ---------     ---------
NET CASH USED FOR FINANCING ACTIVITIES                                  (50,725)      (67,753)     (203,048)

Effect of exchange rate changes on cash                                  (2,846)        4,696        (6,520)
                                                                      ---------     ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         35,833         3,382          (517)

Cash and cash equivalents at beginning of year                           11,115         7,733         8,250
                                                                      ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  46,948     $  11,115     $   7,733
                                                                      =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest payments (net of amounts capitalized)                      $  26,937     $  28,697     $  27,574
  Income tax payments                                                    44,297        66,883        24,945
  Income tax refunds                                                    (18,701)         (662)      (13,345)

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

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. Goodwill amortization, that was included in cost of services and selling, general and administrative expense in prior periods has been presented as a single line item in the Consolidated Income Statements.

Industry Segment and Nature of Operations: The Company operates in one reportable business segment that provides online, high speed, highly secured transaction processing systems to the worldwide lottery industry. The Company's lottery service contracts are generally subject to a new competitive procurement process after the expiration of the contract term and any extensions thereof. The Company's business is highly regulated, and the competition to secure new government contracts is often intense.

Fiscal Year: The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 2001, 2000 and 1999 were 52-week years.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: Service revenues are recognized as the services are performed. Liquidated damages (as defined in Note F) are recorded as a reduction in revenue in the period in which it is determined that they are probable and estimable. Revenues from product sales or sales-type leases are recognized when installation is complete and the customer accepts the product, when acceptance is a stipulated contractual term. In those instances where the Company is not responsible for installation, revenue is recognized when the product is shipped.

Product sales under long-term contracts are recorded under the percentage of completion method. Costs and estimated gross margins are recorded as sales as work is completed and accepted by the customer by utilizing the most recent estimates of cost to complete. Adjustments in estimates are made in the period in which the information necessary to make the adjustment becomes available. If the current contract estimate indicates a loss, provision is made for the estimated loss when it becomes known and quantifiable.

Effective November 26, 2000, the Company adopted Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes the Securities and Exchange Commission's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The adoption and implementation of SAB 101 did not have a material effect on the results of operations or financial position of the Company.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Foreign Currency Translation: The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are reported in accumulated other comprehensive income, whereas gains or losses resulting from foreign currency transactions are included in results of operations. The Company recognized net foreign exchange gains (losses) of $434,000, $(6,683,000) and $15,268,000 in fiscal 2001, 2000 and 1999, respectively, which are included as a component of other income in the Company's Consolidated Income Statements.

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

Stock-Based Compensation: The Company grants stock options for a fixed number of shares of the common stock of Holdings ("Common Stock") to employees and nonemployee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company has not recognized any compensation expense for stock option grants.

Derivatives: The Company uses derivative financial instruments principally to manage the risk of foreign currency exchange rate and interest rate fluctuations and accounts for its derivative financial instruments in accordance with Financial Accounting Standards Board Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133").

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

The Company records certain contracts used to provide a degree of protection to the Company against foreign exchange risk on its variable service revenues at fair value in its Consolidated Balance Sheets. The related gains or losses on these contracts are either deferred in shareholders' equity (accumulated other comprehensive income) or immediately recognized in earnings dependent on whether the contract can be treated as a hedge. The deferred gains and losses are subsequently recognized in earnings in the period that the related items being hedged are received and recognized in earnings. Contracts used to hedge assets and liabilities denominated in foreign currencies are recorded in the Company's Consolidated Balance Sheets at fair value and the related gains or losses on these contracts are immediately recognized in earnings as a component of other income in the Company's Consolidated Income Statements.

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

Trade Accounts Receivable: Trade accounts receivable are reflected net of allowances for doubtful accounts and liquidated damages of $7,373,000 and $3,187,000 at February 24, 2001 and February 26, 2000, respectively.

Inventories: Inventories include amounts related to the Company's long-term service contracts and product sales contracts, including product sales under long-term contracts, and are stated at the lower of cost (first-in, first-out method) or market. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventory allowances were $6,708,000 and $5,142,000 at February 24, 2001 and February 26, 2000, respectively. Inventory manufactured or assembled by the Company for its long-term service contracts is transferred to systems, equipment and other assets relating to contracts upon shipment.

Systems, Equipment and Other Assets Relating to Contracts: Systems, equipment and other assets relating to contracts are stated on the basis of cost. The cost less any salvage value is depreciated over the base contract term, not to exceed ten years, using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Capitalized Software Development Costs: Unamortized software development costs, included in systems, equipment and other assets relating to contracts and other assets in the Company's Consolidated Balance Sheets, were $36,393,000 and $44,291,000 at February 24, 2001 and February 26, 2000, respectively. Related amortization expense amounted to $19,018,000, $17,167,000 and $12,821,000 in fiscal 2001, 2000 and 1999, respectively, and is included in cost of services or cost of sales in the Company's Consolidated Income Statements.

Impairment of Long-Lived Assets: If facts and circumstances were to indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amount to determine if a write-down to fair value is necessary. During fiscal 2001, 2000 and 1999, the Company recorded charges of $4,236,000, $1,000,000 and $18,165,000, respectively, relating to impairments of certain long-lived assets.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over periods ranging from seven to 40 years. As of February 24, 2001 and February 26, 2000, accumulated amortization was $40,850,000 and $36,271,000, respectively. Goodwill is periodically reviewed for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the businesses acquired. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value. During fiscal 2001, the Company reduced goodwill by $2,220,000 to reflect impairment associated with a prior acquisition.

Accumulated Other Comprehensive Income: Accumulated other comprehensive income as of February 24, 2001, included $(85,917,000), $(27,000) and $92,000 related to foreign currency translation, net loss on derivative instruments and unrealized gain on investments, respectively. Accumulated other comprehensive income as of February 26, 2000, included $(69,913,000) and $420,000 related to foreign currency translation and net gain on derivative instruments, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Purchase price in excess of these fair values has been recorded as goodwill. The Company has included the operating results of Europrint and its wholly owned subsidiaries in its consolidated results since the date of acquisition.

Pro forma information has not been provided because the acquisition was not material to the Company's operations.



NOTE C - INVENTORIES

Inventories consist of:

                                                              February 24, 2001           February 26, 2000
                                                              -----------------           -----------------
                                                                         (Dollars in thousands)

Raw materials                                                $             45,689       $             23,623
Work in progress                                                           57,210                     42,701
Finished goods                                                             14,890                      1,094
                                                             --------------------       --------------------
                                                             $            117,789       $             67,418
                                                             ====================       ====================



NOTE D - SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS

Systems, equipment and other assets relating to contracts consists of:


                                                              February 24, 2001           February 26, 2000
                                                              -----------------           -----------------
                                                                         (Dollars in thousands)

Land and buildings                                           $              5,259       $              5,259
Computer terminals and systems                                          1,122,286                  1,069,541
Furniture and equipment                                                   116,098                    110,734
Contracts in progress                                                      39,771                     46,221
                                                             --------------------       --------------------
                                                                        1,283,414                  1,231,755
Less accumulated depreciation and amortization                            922,080                    855,837
                                                             --------------------       --------------------
                                                             $            361,334       $            375,918
                                                             ====================       ====================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - LONG-TERM DEBT

Long-term debt consists of:

                                                              February 24, 2001           February 26, 2000
                                                              -----------------           -----------------
                                                                         (Dollars in thousands)

Revolving credit facility                                    $               ----       $             45,000
7.75% Series A Senior Notes due 2004                                      150,000                    150,000
7.87% Series B Senior Notes due 2007                                      150,000                    150,000
Deferred gain on interest rate swaps                                       12,810                       ----
Other                                                                       7,663                      4,469
                                                             --------------------       --------------------
                                                                          320,473                    349,469
Less current portion                                                        3,512                         69
                                                             --------------------       --------------------
                                                             $            316,961       $            349,400
                                                             ====================       ====================


The Company has an unsecured revolving credit facility of $400,000,000 expiring in June 2002 (the "Credit Facility"). At February 24, 2001, there were no outstanding borrowings under the Credit Facility. The Company is required to pay a facility fee of .125% per annum on the total revolving credit commitment. The restrictive provisions of the Credit Facility include, among other things, requirements relating to the maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on the ability of the Company to make cash distributions on its Common Stock under certain circumstances. At February 24, 2001, under the most restrictive covenants, the Company had available $141,476,000 of retained earnings for the payment of dividends. The Company has never paid cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest earnings in the operation and expansion of the Company and to repurchase shares of the Company's Common
Stock, from time to time, under the Company's open market share repurchase program. The Company's 7.75% Series A Senior Notes due 2004 and
7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes") are unsecured. Interest on each issue is payable semiannually in arrears.

Up to $100,000,000 of the Credit Facility may be used for the issuance of letters of credit. The Company had, at February 24, 2001, $12,117,000 of letters of credit issued and outstanding under the Credit Facility and $65,512,000 of letters of credit issued and outstanding outside of the Credit Facility. The total weighted average annual cost for all letters of credit was 0.6%.

At February 24, 2001, long-term debt matures as follows:


                     Fiscal Year     (Dollars in thousands)
                     -----------
                        2002                 3,512
                        2003                 3,991
                        2004                 3,991
                        2005               153,991
                        2006                 2,553
                        2007                 2,075
                        2008               150,360


Long-term debt includes a deferred gain on the sale of interest rate swaps. (See Note O for additional information.)

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - COMMITMENTS AND CONTINGENCIES

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

Legal Matters

     As publicly reported in February 1999, a witness appearing before the Moriarty Tribunal, an investigative body convened by the Irish Parliament and chaired by Mr. Justice Moriarty to investigate the business affairs generally of the former Taoiseach (Prime Minister) of Ireland, Charles Haughey, testified that in February 1993 Guy B. Snowden, then Chief Executive Officer of the Company, had invested pounds sterling 67,000 (approximately $100,000) of his personal funds in a company owned by Mr. Haughey's son. Mr. Haughey had resigned as Taoiseach in February 1992. In July 1992, the An Post Irish National Lottery Company, the Irish lottery authority (the "Irish NLC"), issued a Request for Proposals respecting online and instant ticket lottery goods and services, and in September 1992 the Company, which was then the incumbent provider of lottery goods and services to the Irish NLC under an agreement awarded to the Company in 1987, submitted a Proposal to the Irish NLC in response to the Irish NLC's Request for Proposals. In November 1992, the Irish NLC selected the Company to provide online and instant ticket goods and services to the Irish NLC under the terms of the competitive procurement and, following negotiations, a definitive agreement was entered into between the Irish NLC and the Company in March 1993. In calendar 1999, the Tribunal requested that the Company provide various documents regarding the Company's business in Ireland, which the Company has done, and the Company has been cooperating with the Tribunal. In addition, the Company has made its own inquiry into the facts surrounding Mr. Snowden's investment and the extent, if any, of the Company's involvement in or knowledge of that investment. The Company's investigation has determined that no Company funds were used to make Mr. Snowden's investment, and there is no information to suggest that Mr. Snowden ever sought reimbursement for the investment from the Company. Further, there is no information to suggest that Mr. Snowden informed anyone else at the Company of his investment at the time or that his investment was related in any way to the renewal of the Company's contract to supply systems and support to the Irish NLC. Mr. Snowden has advised the Company through his counsel that (i) his investment was a strictly personal one, (ii) the investment was made from his personal funds, (iii) he never sought reimbursement for any portion of his investment from the Company or any other entity, and (iv) his investment was not related to the Irish NLC and was not intended to and did not influence the Irish NLC's decision to renew the Company's contract.

No charges of wrongdoing have been brought against the Company in connection with the Moriarty investigation, and the Company does not believe that it has engaged in any wrongdoing in connection with this matter. However, since this investigation is or may still be underway, and investigations of this type customarily are conducted in whole or in part in secret, the Company lacks sufficient information to determine with certainty its ultimate scope and whether the government authorities will assert claims resulting from this investigation that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other governmental agencies, if a government authority were to make an allegation, or if there were to be a finding, of improper conduct on the part of or attributable to the Company in any matter, including in respect of the Moriarty investigation, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from this investigation and related matters could have such a material adverse effect.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - COMMITMENTS AND CONTINGENCIES-(CONTINUED)

Since July 1994, the United Kingdom National Lottery has been operated under a license held by Camelot Group plc ("Camelot"), and the Company has been a supplier of lottery goods and services to Camelot for the lottery. As publicly reported, in or around April or May 2000, the United Kingdom National Lottery Commission (the "NLC"), the regulator of the United Kingdom National Lottery, commenced an investigation into a lottery terminal software malfunction in the United Kingdom in which, under certain rare circumstances, a duplicate transaction was recorded on the Company's central system while only one ticket was presented to the retailer. The software malfunction resulted in a relatively small amount of overcharges to lottery retailers with respect to the duplicate transactions and a relatively small amount of overpayments or underpayments to certain prizewinners. The Company first identified this software malfunction in the United Kingdom in June 1998 and corrected the malfunction in July 1998, but without notifying Camelot or the NLC, as it should have done. The Company fully cooperated with the NLC's investigation and undertook to implement a number of measures respecting its corporate compliance and governance functions and software development processes in the wake of the investigation. The Company has also agreed to reimburse United Kingdom lottery players and retailers for any financial losses incurred by virtue of the software malfunction.

As has also been publicly reported, the developments described above took place in the context of a competitive procurement respecting the award by the NLC of a new license to operate the National Lottery with effect from October 1, 2001. In 1999, the NLC established a competitive procedure for the award of the new license, and two bidders, Camelot and The People's Lottery ("TPL"), subsequently submitted bids for the new license. Camelot's bid was supported by agreements with the Company pursuant to which the Company had contracted to continue to supply lottery goods and services to Camelot during the term of the new license in the event that Camelot was awarded the new license.

In August 2000, the NLC announced that it had decided that the NLC would proceed on the basis of a new procedure under which it would negotiate exclusively with TPL for one month. Promptly after the NLC's announcement, Camelot initiated legal proceedings in the United Kingdom challenging the legality of the NLC's decision to initiate a new procedure of negotiation with TPL to the exclusion of Camelot. In September 2000, the High Court of Justice (Queen's Bench Division) overturned the NLC's August 2000 decision to negotiate exclusively with TPL and directed that the NLC enter into an exclusive negotiation period with Camelot so as to afford Camelot the same opportunity granted to TPL to improve its bid to address the NLC's concerns.

As part of the improved Camelot proposal for the new license, the Company entered into technology transfer and training arrangements with Camelot providing for the transfer to Camelot of the Company's National Lottery equipment, facilities and U.K. technology employees, a technology transfer to Camelot (after a period of training), and a grant to Camelot exclusive rights to operate the Company's gaming system software in the U.K. for the term of the new license. Under these new arrangements, the Company will license its software and provide a range of support services to Camelot for which the Company expects to receive compensation during the term of the new license in the range of $40,000,000 to $45,000,000 per year commencing in fiscal year 2003. The Company also anticipates receiving revenues of approximately $65,000,000 with respect to the sale to Camelot of new terminals prior to the commencement of the new license term. The Company further agreed to negotiate a technology transfer and a related software license for the exclusive use by Camelot under the new license of the internet gaming applications of the Company's UWin! subsidiary.

In December 2000, the NLC announced its decision to award a new seven-year license to operate the National Lottery to Camelot and that it will grant Camelot an interim license to cover the period from October 1, 2001 through January 30, 2002 in order to provide a twelve-month conversion period prior to the beginning of the new license. TPL has not protested the NLC's decision to award the new license to Camelot and the period in which a protest must be made has since lapsed.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - COMMITMENTS AND CONTINGENCIES-(CONTINUED)

In April 2001, the NLC issued a report of its investigation into the above described lottery software terminal malfunction. The NLC report states that its investigation of the lottery software incident had established breaches of Camelot's license, including in respect of the failure of the Company to give proper notification before rectifying the software fault. The report further states that Camelot has agreed to pay pounds sterling 115,000 (approximately $175,000) into the National Lottery prize fund as compensation for underpayments to players resulting from the software malfunction, and that Camelot has undertaken to identify the amounts by which individual retailers have been overcharged. The NLC has declined, however, to fine Camelot with respect to breaches of its license resulting from (or revealed by the NLC investigation of) the software incident. The NLC report summarizes the steps taken and to be undertaken by the Company in the wake of investigation of the lottery software malfunction (including the measures implemented by the Company with respect to its corporate compliance and governance functions and software development processes and the technology transfer arrangements, as described above) and concludes, in light of these steps, that the Company sufficiently addressed the NLC's ongoing concerns about whether it is a "fit and proper" body for purposes of involvement in the operation of the National Lottery. Payment by the Company of amounts: (i) to reimburse Camelot for payments with respect to underpayments to United Kingdom players and overcharges of retailers, as described above,
(ii) to reimburse Camelot with respect to any other out-of-pocket costs incurred by Camelot with respect to the lottery terminal software malfunction, and
(iii) to reimburse other customers of the Company with respect to effects of the lottery terminal software malfunction outside the United Kingdom, which amounts have been accrued in the accompanying financial statements, are not expected to have a material adverse effect on the Company's consolidated financial position or results of operation.

As publicly reported, in August 2000, a shareholder class action lawsuit on behalf of all persons who purchased Company stock during the period from April 11, 2000 to July 25, 2000, was brought against the Company, the Company's former Chairman and Chief Executive Officer, William Y. O'Connor, and the Company's current Chairman, W. Bruce Turner, in the U.S. District Court of Rhode Island relating to various Company announcements made between April 11, 2000 and July 25, 2000. The complaint filed in the case, Sandra Kafenbaum, individually and on behalf of all others similarly situated, v. GTECH Holdings Corporation, William
Y. O'Connor and W. Bruce Turner, generally alleges that the defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to the Company and respecting the Company's prospects in certain non-lottery business lines and investments), while failing to disclose in a timely manner certain allegedly material adverse information that it purportedly had a duty to disclose (including an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary damages from the Company and the individual defendants. In February 2001, the plaintiffs filed an amended complaint which added Steven P. Nowick, the Company's former President and Chief Operating Officer, as an individual defendant. In addition, the amended complaint expands the purported class of plaintiffs to include all persons who purchased common stock of the Company during the period from July 13, 1998 through August 29, 2000. The type of relief sought in the amended complaint is similar to that sought in the original action. The Company believes that it has good defenses to the claims made in this lawsuit and intends to file a motion to dismiss the amended complaint as to all of the defendants. At the present time, however, the Company is unable to predict the outcome, or the financial statement impact, if any, of this lawsuit.

As publicly reported, in May 2000, Sazka, a.s., a lottery customer of the Company in the Czech Republic ("Sazka"), filed a Request for Arbitration with the International Arbitral Centre of the Austrian Federal Economic Chamber of Commerce in Vienna, Austria, seeking to arbitrate certain business and contractual issues under the Company's online lottery contract with Sazka. Sazka sought damages valued at approximately $2,600,000 in connection with alleged delays in the recent extensive expansion of the lottery sales network. Sazka also sought a determination that its online contract with the Company would expire approximately two years earlier than the date on which the Company maintained its contract would terminate. The Company, believing the claims made by Sazka to be without merit, filed a Memorandum in Reply and Counterclaim disputing such claims and raising counterclaims for breach of contract by Sazka. In March 2001, the Company entered into an agreement with Sazka which, among

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - COMMITMENTS AND CONTINGENCIES-(CONTINUED)

other things, resolved the arbitration. Under the agreed settlement, Sazka dropped its demand for liquidated damages, paid to the Company certain disputed amounts which it had previously withheld and agreed to extend the term of the contract. The Company in turn agreed to reduce its fee and to provide certain additional equipment and services under its contract with Sazka.

In February 1999, the Company was sued by a Florida corporation called EIG Gaming International, Inc. ("EIG"), in the Circuit Court of the Eleventh Judicial Circuit of Florida. The Company removed the case to the U.S. District Court for the Southern District of Florida, where it is captioned EIG Gaming International, Inc. v. GTECH Corporation, Case No. 99-1808-Civ-Jordan. In its complaint EIG alleges that it entered into a Letter of Intent with the Company pursuant to which it would assist the Company to obtain the lottery contract for Peru in return for a percentage of the lottery's receipts. EIG further contends that it secured the Peruvian contract for the Company but that the Company thereupon declined to pursue it. Plaintiff claims damages exceeding $80,000,000. The Company vigorously denies plaintiff's allegations, to which it believes it has good defenses, and, in November 2000, moved for summary judgment. That motion is pending. In April 2001, the court entered an order tentatively scheduling a trial in the case during July 2001. At the present time, the Company is unable to predict the outcome, or the financial statement impact, if any, of this lawsuit.

The Company also is subject to certain other legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect the Company's consolidated financial position or results of operations.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - STOCK-BASED COMPENSATION PLANS

Under various stock-based compensation plans, officers and other key employees of the Company may receive grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance awards and nonemployee members of the Company's Board of Directors automatically are granted annual stock options and may elect to receive stock in lieu of directors' fees. The Company is authorized to grant up to 5,240,000 shares of Common Stock under these plans and, at February 24, 2001, 3,026,250 stock options and restricted stock had been granted. All current outstanding shares are nonqualified stock options and restricted stock.

The stock options granted under these plans are to purchase Common Stock at a price not less than fair market value at the date of grant. Employee stock options generally become exercisable ratably over a four-year period from date of grant and expire 10 years after date of grant unless an earlier expiration date is set at time of grant. Nonemployee director stock options are exercisable approximately one year after date of grant and expire 10 years after date of grant. Both employee and nonemployee directors' stock options are subject to possible earlier exercise and termination in certain circumstances.

During fiscal 2001, the Company awarded 387,250 shares of restricted stock to officers and certain key employees, with a weighted average fair value at the date of grant of $19.00 per share. The fair value of the restricted stock award is being charged to expense over the vesting period. Grants generally vest within two years from the date of grant. Recipients of restricted stock do not pay any cash consideration to the Company for the shares. During fiscal 2001, the Company recorded noncash charges to operations of $4,549,000 as compensation expense related to restricted stock.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option grants, whereby no compensation expense is deducted in determining net income. Had compensation expense for stock option grants under the plans been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have decreased accordingly. Using the Black-Scholes option pricing model, the Company's pro forma net income and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                                                                     Fiscal Year Ended
                                                    --------------------------------------------------------------------------------
                                                       February 24, 2001            February 26, 2000            February 27, 1999
                                                    -----------------------      ------------------------     ----------------------

Pro forma net income (in thousands)                     $       39,269               $        89,936              $       85,797
Pro forma basic earnings per share                      $         1.14               $          2.48              $         2.09
Pro forma diluted earnings per share                    $         1.13               $          2.48              $         2.09
Pro forma weighted average fair value
  per share of options granted                          $         7.00               $         10.00              $        15.00
Expected life (in years)                                          4.4                           5.4                         5.3
Risk-free interest rates                                          6.12%                         5.21%                       5.77%
Volatility factors of the expected market
   price of the Common Stock                                       .34                           .35                         .40
Dividend yield                                                      ---                           ---                         ---


The effects on fiscal 2001, 2000 and 1999 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years because of the vesting period of the stock options and the potential for issuance of additional stock options in future years.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - STOCK-BASED COMPENSATION PLANS-(CONTINUED)

The Company's stock option activity and related information is summarized as follows:

                                                                             Fiscal Year Ended
                                       --------------------------------------------------------------------------------------------
                                             February 24, 2001                February 26, 2000              February 27, 1999
                                       -------------------------------   ---------------------------    ---------------------------
                                                          Weighted                        Weighted                       Weighted
                                          Shares           Average          Shares         Average        Shares          Average
                                           under          Exercise           under        Exercise         under         Exercise
                                          Options           Price           Options         Price         Options          Price
                                       -------------   ---------------   -------------  ------------    ------------   ------------
Outstanding at beginning of year           2,824,175   $    27.71           2,083,300   $   29.26          1,501,550   $   25.13
Granted                                    1,279,000        19.78           1,075,500       24.79          1,012,500       34.04
Exercised                                   (336,000)       19.21             (18,750)      16.88           (228,750)      22.30
Forfeited                                   (472,800)       25.08            (315,875)      28.62           (202,000)      30.46
                                       -------------                     ------------                   ------------
Outstanding at end of year                 3,294,375   $    25.87           2,824,175   $   27.71          2,083,300   $   29.26
                                       =============                     ============                   ============

Exercisable at end of year                 1,681,750   $    28.30           1,176,800   $   26.62            890,550   $   24.22
                                       =============                     ============                   ============


Exercise prices for stock options outstanding under the plans as of February 24, 2001 are summarized as follows:

                                                   Weighted Average
                                               -------------------------                     Weighted
                                                Remaining                                    Average
         Range of               Options        Contractual     Exercise         Options      Exercise
      Exercise Prices         Outstanding      Life (Years)     Price         Exercisable     Price
  ------------------------    -----------      ------------   ----------      -----------   ----------

     $16.88 - $22.19           1,037,250            8.6       $   19.25          163,500    $  18.48
     $22.25 - $25.31             838,500            7.9       $   24.86          415,125    $  24.96
     $25.69 - $35.28           1,418,625            6.0       $   31.32        1,103,125    $  31.02
                               ---------                                       ---------
                               3,294,375                                       1,681,750
                               =========                                       =========



NOTE H - EMPLOYEE STOCK PURCHASE PLAN

In July 1998, shareholders approved the GTECH Holdings Corporation 1998 Employee Stock Purchase Plan (the "Plan") that allows substantially all full-time employees to acquire shares of Common Stock through payroll deductions over six-month offering periods. The purchase price is equal to 85% of the shares' fair market value on either the first or last day of the offering period, whichever is lower. Purchases are limited to 10% of an employee's salary, up to a maximum of $25,000 per calendar year. The Plan expires upon the earlier of July 31, 2003 or the date the shares provided by the Plan have been purchased. A total of 750,000 treasury shares are available for purchase under the Plan. At February 24, 2001, 212,807 shares of Common Stock had been issued under the Plan.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Fiscal Year Ended
                                                 -----------------------------------------------------------
                                                 February 24, 2001    February 26, 2000    February 27, 1999
                                                 -----------------    -----------------    -----------------
                                                 (Dollars and shares in thousands, except per share amounts)
Numerator:
    Net income                                    $        43,148      $        93,585      $        89,063

Denominator:
    Weighted average shares - Basic                        34,564               36,217               40,957

    Effect of dilutive securities:
       Employee stock options and
         unvested restricted shares                            91                   43                  188
                                                  ---------------      ---------------      ---------------
    Weighted average shares - Diluted                      34,655               36,260               41,145
                                                  ===============      ===============      ===============

Basic earnings per share                          $          1.25      $          2.58      $          2.17
                                                  ===============      ===============      ===============

Diluted earnings per share                        $          1.25      $          2.58      $          2.16
                                                  ===============      ===============      ===============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - INCOME TAXES

The components of income before income taxes were as follows:

                                                                       Fiscal Year Ended
                                                   ---------------------------------------------------------
                                                   February 24, 2001   February 26, 2000   February 27, 1999
                                                   -----------------   -----------------   -----------------
                                                                    (Dollars in thousands)

United States                                      $         13,455    $         93,848     $      51,773
Foreign                                                      57,280              62,129            99,181
                                                   ----------------    ----------------     -------------
                                                   $         70,735    $        155,977     $     150,954
                                                   ================    ================     =============


Significant components of the provision for income taxes were as follows:

                                                                       Fiscal Year Ended
                                                   --------------------------------------------------------
                                                   February 24, 2001   February 26, 2000  February 27, 1999
                                                   -----------------   -----------------  -----------------
                                                                    (Dollars in thousands)
Current:
    Federal                                        $        10,634     $         12,375    $         3,135
    State                                                    3,101                5,780              4,448
    Foreign                                                 27,187               42,484             44,440
                                                   ---------------     ----------------    ---------------
        Total Current                                       40,922               60,639             52,023
                                                   ---------------     ----------------    ---------------
Deferred:
    Federal                                        $       (17,149)    $           (129)   $        14,216
    State                                                     (931)                 107              2,521
    Foreign                                                  4,745                1,775             (6,869)
                                                   ---------------     ----------------    ---------------
        Total Deferred                                     (13,335)               1,753              9,868
                                                   ---------------     ----------------    ---------------
    Total Provision                                $        27,587     $         62,392    $        61,891
                                                   ===============     ================    ===============


Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                               February 24, 2001   February 26, 2000
                                                               -----------------   -----------------
                                                                      (Dollars in thousands)

Deferred tax assets:
   Accruals not currently deductible for tax purposes            $      19,956       $     14,034
   Tax credits                                                           7,517                ---
   Special charges                                                       3,822                ---
   Cash collected in excess of revenue recognized                        3,690              5,398
   Inventory reserves                                                    2,207              2,788
   Other                                                                 3,750              5,578
                                                                 -------------       ------------
                                                                        40,942             27,798
Deferred tax liabilities:
   Depreciation                                                        (15,070)           (15,553)
   Other                                                                (3,421)            (3,129)
                                                                 -------------       -------------
                                                                       (18,491)           (18,682)
                                                                 -------------       -------------
Net deferred tax assets                                          $      22,451       $      9,116
                                                                 =============       ============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - INCOME TAXES-(CONTINUED)

Undistributed earnings of foreign subsidiaries, excluding accumulated net earnings of foreign subsidiaries that, if remitted, would result in little or no additional tax because of the availability of foreign tax credits, amounted to $5,977,000 at February 24, 2001. These earnings reflect full provision for foreign income taxes and are intended to be indefinitely reinvested in foreign operations. United States taxes that would be payable upon the remittance of these earnings are estimated to be $598,000.

At February 24, 2001, the Company had $7,517,000 of tax credit carryforwards which will begin to expire in fiscal year 2020 if not utilized.

The effective income tax rate on income before income taxes differed from the statutory federal income tax rate for the following reasons:

                                                                            Fiscal Year Ended
                                                   ------------------------------------------------------------------
                                                   February 24, 2001        February 26, 2000       February 27, 1999
                                                   -----------------        -----------------       -----------------

Federal income tax using statutory rate                        35.0%                     35.0%                   35.0%
State taxes, net of federal benefit                             2.0                       2.5                     3.0
Equity in earnings of unconsolidated
   affiliates                                                 ---                          .4                   ---
Nondeductible expenses                                          2.9                       1.7                     1.6
Goodwill                                                        3.4                       1.1                     1.1
Tax credits                                                    (2.5)                     (1.0)                    (.8)
Other                                                          (1.8)                       .3                     1.1
                                                   -----------------        ------------------      ------------------
                                                               39.0%                     40.0%                   41.0%
                                                   =================        ==================      ==================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - TRANSACTIONS WITH RELATED PARTIES

The Company has a 10% interest in Uthingo Management Proprietary Limited ("Uthingo"), which is accounted for using the equity method. Uthingo is a corporate joint venture that holds the license to operate the South African National Lottery. Sales of products and services to Uthingo were $28,236,000 and $41,845,000 in fiscal 2001 and 2000, respectively. At February 24, 2001 and February 26, 2000 the Company had trade receivables of $6,355,000 and $12,092,000 and loans receivable of $4,791,000 and $9,151,000 from Uthingo.

Prior to February 24, 2001, the Company had a 50% interest in each of four joint ventures with Full House Resorts, Inc, ("Full House"). The joint ventures with Full House are engaged in the financing and development of Native American and other casino gaming ventures. At February 24, 2001 and February 26, 2000, the Company had a promissory note receivable ("Note") from Full House of $3,000,000. The Note bears interest at the prime rate due monthly. The principal balance on the Note was due on January 25, 2001. On March 30, 2001, after the close of its 2001 fiscal year, the Company sold its interest in three of the four joint ventures with Full House for cash consideration of $1,800,000 which approximated carrying value. In connection with this transaction, the Company amended the terms of the Note to extend the maturity date until January 25, 2002.

The Company paid rent of $3,510,000, $3,510,000 and $2,612,000 to West Greenwich Technology Associates Limited Partnership (which is 50% owned by the Company and 50% owned by an unrelated third party), in fiscal 2001, 2000 and 1999, respectively, for the Company's West Greenwich, Rhode Island corporate headquarters and research and development and main production facility. Rent payments will escalate to $3,531,000 beginning March 1, 2004.

Prior to February 2001, the Company held a 40% interest in Lottery Technology Enterprises ("LTE"). The Company's interest is now 1%. LTE is a joint venture comprised of the Company and District Enterprise for Lottery Technology Applications of Washington, D.C., that holds a contract with the District of Columbia Lottery and Charitable Games Control Board. Sales of products and services to LTE were $2,125,000, $3,598,000 and $4,155,000 in fiscal 2001, 2000 and 1999, respectively. At February 24, 2001 and February 26, 2000, the Company had receivables of $2,893,000 and $682,000, respectively, from LTE.

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

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial terms greater than one year, consist of the following at February 24, 2001:


                           Fiscal Year                                            (Dollars in thousands)
                           -----------
                           2002                                                     $           31,614
                           2003                                                                 28,699
                           2004                                                                 15,445
                           2005                                                                 12,504
                           2006                                                                 11,245
                           Thereafter                                                           34,959
                                                                                    ------------------
                           Total minimum lease payments                             $          134,466
                                                                                    ==================


Rental expense for operating leases was $31,632,000, $31,412,000 and $28,358,000 for fiscal 2001, 2000 and 1999, respectively.



NOTE M - EMPLOYEE BENEFITS

The Company has two defined contribution 401(k) retirement savings and profit sharing plans (the "Plans") covering substantially all employees in the United States and the Commonwealth of Puerto Rico. Under these Plans, an eligible employee may elect to defer receipt of a portion of base pay each year. The Company contributes this amount on the employee's behalf to the Plans and also makes a matching contribution. For periods prior to January 1, 2001, the employer matching contribution was equal to 50% of the amount that the employee elected to defer, up to a maximum matching contribution of 2 1/2% of the employee's base pay. Effective January 1, 2001, and subject to Board of Director approval, the Company increased the matching contribution for the U.S. Plan to 100% on the first 3% and 50% on the next 2% that the employee elects to defer, up to a maximum matching contribution of 4% of the employee's base pay. Participants are 100% vested at all times in the amounts they defer and the Company's matching contributions on these amounts. The Company, at its discretion, may contribute additional amounts to the Plans on behalf of employees based upon its profits for a given fiscal year. Employees become 100% vested in these profit sharing contributions one year from their hire date. Benefits under the Plans generally will be paid to participants upon retirement or in certain other limited circumstances. In fiscal 2001, 2000, and 1999, the Company recorded expense under these Plans of $6,559,000, $5,840,000, and $7,070,000, respectively.

The Company has a defined contribution Supplemental Retirement Plan that provides additional retirement benefits to certain key employees. The Company, at its discretion, may contribute additional amounts to this plan on behalf of such key employees equal to the percentage of profit sharing contributions contributed for the calendar year multiplied by the key employees' compensation (as defined) for such year. In fiscal 2001, 2000, and 1999 the Company recorded expense under this plan of $266,000, $275,000, and $415,000, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company presently has one reportable segment, the Lottery segment, which provides online, high speed, highly secured transaction processing systems to the worldwide lottery industry. The accounting policies of the Lottery segment are the same as those described in the summary of significant accounting policies. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. The "All Other" category (as reported below) is comprised of the Company's Transactive and IGI/Europrint subsidiaries (See Note P for additional information regarding the Company's Transactive subsidiary). The composition of the "All Other" category for all periods presented was changed during fiscal 2001 to reflect a value assessment of the Company's business whereby the Company's Dreamport business unit was consolidated into the Lottery segment.

The Company's business segment data is summarized below:

                                                                          Lottery             All Other              Consolidated
                                                                      --------------          ---------              ------------
                                                                                       (Dollars in thousands)
   February 24, 2001
   -----------------
    OPERATING DATA:
      Revenues from external sources                                  $      889,522        $      47,021           $      936,543
      Net operating profit after income taxes                                 85,708                3,570                   89,278
      Interest income                                                          5,548                   48                    5,596
      Equity in earnings of unconsolidated affiliates                          3,167                  ---                    3,167
      Depreciation                                                           155,329                  933                  156,262
      Intangibles amortization                                                11,968                  ---                   11,968
      Goodwill amortization                                                    5,006                1,159                    6,165
    BALANCE SHEET DATA (AT END OF PERIOD):
      Segment assets                                                         896,010               42,150                  938,160
    CASH FLOW DATA:
      Capital expenditures                                                   136,804                   87                  136,891

   February 26, 2000
   -----------------
    OPERATING DATA:
      Revenues from external sources                                  $      956,054        $      54,744           $    1,010,798
      Net operating profit after income taxes                                113,651                1,528                  115,179
      Interest income                                                          3,466                   43                    3,509
      Equity in earnings of unconsolidated affiliates                          2,843                  ---                    2,843
      Depreciation                                                           167,446                  838                  168,284
      Intangibles amortization                                                10,839                  ---                   10,839
      Goodwill amortization                                                    5,094                1,159                    6,253
    BALANCE SHEET DATA (AT END OF PERIOD):
      Segment assets                                                         852,766               38,257                  891,023
    CASH FLOW DATA:
      Capital expenditures                                                   128,392                  226                  128,618

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - BUSINESS SEGMENT AND GEOGRAPHIC DATA-(CONTINUED)

                                                                          Lottery             All Other              Consolidated
                                                                      --------------          ---------              ------------
                                                                                       (Dollars in thousands)
   February 27, 1999
   -----------------
    OPERATING DATA:
      Revenues from external sources                                  $      917,284          $    55,639           $      972,923
      Net operating profit after income taxes                                112,694                  608                  113,302
      Interest income                                                          3,968                  111                    4,079
      Equity in earnings of unconsolidated affiliates                          7,113                  ---                    7,113
      Depreciation                                                           184,003                  745                  184,748
      Intangibles amortization                                                 8,719                  ---                    8,719
      Goodwill amortization                                                    5,082                  772                    5,854
    BALANCE SHEET DATA (AT END OF PERIOD):
      Segment assets                                                         834,988               39,227                  874,215
    CASH FLOW DATA:
      Capital expenditures                                                   120,616                  582                  121,198

The following is a reconciliation of net operating profit after income taxes to net income as reported on the Consolidated Income Statements:

                                                                               Fiscal Year Ended
                                                    ------------------------------------------------------------------
                                                    February 24, 2001        February 26, 2000       February 27, 1999
                                                    -----------------        -----------------       -----------------
                                                                          (Dollars in thousands)

Net operating profit after income taxes             $             89,278    $             115,179    $        113,302
   Reconciling items, net of tax:
   Interest expense                                              (16,571)                 (17,419)            (16,169)
   Special (charges) credit                                      (25,785)                     662              (8,850)
   Other                                                          (3,774)                  (4,837)                780
                                                    --------------------    ---------------------    ----------------
      Net income                                    $             43,148    $              93,585    $         89,063
                                                    ====================    =====================    ================


The Company's geographic data is summarized below:

                                                                               Fiscal Year Ended
                                                    ------------------------------------------------------------------
                                                    February 24, 2001       February 26, 2000        February 27, 1999
                                                    -----------------       -----------------        -----------------
                                                                          (Dollars in thousands)
Revenues from external sources:
      United States                                 $            522,132    $             530,193    $         570,548
      Brazil                                                     127,015                  117,639              118,611
      Other foreign                                              287,396                  362,966              283,764
                                                    --------------------    ---------------------    -----------------
                                                    $            936,543    $           1,010,798    $         972,923
                                                    ====================    =====================    =================


Revenues are attributed to countries based on the location of the customer.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - BUSINESS SEGMENT AND GEOGRAPHIC DATA-(CONTINUED)


                                                                             Fiscal Year Ended
                                                    ------------------------------------------------------------------
                                                    February 24, 2001       February 26, 2000        February 27, 1999
                                                    -----------------       -----------------        -----------------
                                                                          (Dollars in thousands)
Systems, equipment and other assets relating to contracts:
      United States                                 $           185,717     $             216,498    $         260,585
      Brazil                                                     68,309                    58,104               63,015
      Other foreign                                             107,308                   101,316               73,961
                                                    -------------------     ---------------------    -----------------
                                                    $           361,334     $             375,918    $         397,561
                                                    ===================     =====================    =================


For fiscal 2001, 2000 and 1999, the aggregate revenues from Caixa Economica Federal in Brazil represented 12.1%, 10.7% and 11.2% of the Company's consolidated revenues, respectively. For fiscal 1999, the aggregate revenues from the Company's lottery operations in the state of Texas represented 10.6% of the Company's consolidated revenues. No other customer accounted for more than 10% of the consolidated revenues in such years.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - FINANCIAL INSTRUMENTS

Cash and cash equivalents

Cash equivalents are stated at cost that approximates fair value.

Debt

The carrying amounts of the Company's borrowings under the Credit Facility at February 26, 2000 approximate fair value due primarily to its variable interest rate characteristics and its short-term tenure. At February 24, 2001, the Company had no outstanding borrowings under the Credit Facility. At February 24, 2001 and February 26, 2000, the estimated fair value of the Senior Notes as determined by an independent investment banker approximated $305,732,000 and $293,942,000, respectively.

Foreign Currency Exchange Contracts

At February 24, 2001, the Company had contracts for the sale of foreign currency of $94,820,000 (primarily Spanish pesetas, Australian dollars, and pounds sterling) and the purchase of foreign currency of $65,501,000 (primarily pounds sterling), compared to contracts for the sale of foreign currency of $87,749,000 (primarily Spanish pesetas, South African rand, and Irish punts) and the purchase of foreign currency of $66,675,000 (primarily pounds sterling) at February 26, 2000. The fair values of the Company's foreign currency exchange contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation when necessary for maturity differences. In the aggregate, the carrying value of these contracts approximated fair value at February 24, 2001 and February 26, 2000.

The Company had minimal exposure to loss from nonperformance by the counterparties to its forward exchange contract agreements at the end of fiscal 2001 and does not anticipate nonperformance by counterparties in the periodic settlements of amounts due. The Company currently minimizes this potential for risk by entering into forward exchange contracts exclusively with major, financially sound counterparties, and by limiting exposure with any one financial institution.

Interest Rate Swaps

The Company uses various interest rate hedging instruments to reduce the risk associated with future interest rate fluctuations. In February 2000, the Company entered into two interest rate swaps with an aggregate notional amount of $150,000,000 that provided interest rate protection over the period February 25, 2000 to May 15, 2007. The swaps were designated as fair value hedges and effectively entitled the Company to exchange fixed rate payments for variable rate payments. Accordingly, the fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was adjusted by an equal amount in accordance with FAS 133. On February 1, 2001, the Company sold the two interest rate swaps for $12,970,000. Under FAS 133, the carrying value of debt has been increased by $12,970,000, the fair value of the swaps prior to termination. This amount will be amortized as a reduction of interest expense over the period February 2001 through May 2007 on an effective yield basis.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - SPECIAL CHARGES

In the fourth quarter of fiscal 1998, the Company recorded a $99,382,000 special charge which consisted principally of costs to exit the electronic benefit transfer (EBT) business conducted by the Company's Transactive subsidiary ("Transactive"), costs associated with a worldwide workforce reduction and contractual obligations in connection with the departures of the Company's former Chairman and Vice-Chairman from the Company.

In February 1998, the Company entered into an asset purchase agreement with Citicorp Services, Inc. ("Citicorp"), to sell EBT contracts and certain related assets held by Transactive. In July 1998, the U.S. Department of Justice commenced a legal action seeking to enjoin the consummation of the transaction, on anti-trust grounds, and in January 1999 Citicorp terminated the agreement pursuant to a clause in the contract that permitted termination by either party if the closing did not occur within a timeframe that has expired. As a result, the Company recorded an additional special charge of $15,000,000 ($8,850,000 after-tax, or $.22 per diluted share) in the fourth quarter of fiscal 1999 in order to write down the assets held for sale in connection with this transaction to their net realizable value. Those assets consisted primarily of EBT contract assets.

In fiscal 2001, the Company recorded special charges of $42,270,000 ($25,785,000 after-tax, or $0.74 per diluted share) in connection with certain contractual obligations and a value assessment of the Company's business operations. The major components of the special charges consisted of $13,958,000 for a workforce reduction that eliminated approximately 255 Company positions worldwide, $11,518,000 for contractual obligations in connection with the departures in July 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $8,536,000 for costs associated with the exit of certain business strategies and product lines and $8,258,000 for the termination of consulting agreements and facility exit costs, net of gains on the disposition of Company aircraft.


A summary of the special charge activity is as follows:

                                                                                    Exit of
                                                                                Certain Business
                                    Disposition      Worldwide     Executive       Strategies
                                       of EBT        Workforce    Contractual      and Product
                                      Business       Reduction    Obligations        Lines          Other         Total
                                    -----------     ----------    -----------   ----------------   --------     ----------
                                                                      (Dollars in thousands)

Balance at February 28, 1998        $     5,929     $   12,280     $     8,513     $      ---     $    6,909    $   33,631
Change in estimate                       13,601         (2,948)            (20)           ---          4,367        15,000
Cash expenditures                        (3,662)        (7,868)         (8,493)           ---         (6,082)      (26,105)
Noncash charges                         (14,241)           ---             ---            ---         (2,227)      (16,468)
                                    -----------     ----------     -----------     ----------     ----------    ----------
Balance at February 27, 1999              1,627          1,464             ---            ---          2,967         6,058
                                    -----------    -----------     -----------     ----------     ----------    ----------

Change in estimate                         (930)           (37)            ---            ---           (137)       (1,104)
Cash expenditures                          (697)        (1,427)            ---            ---         (2,830)       (4,954)
                                    -----------     ----------     -----------     ----------     ----------    ----------
Balance at February 26, 2000                ---            ---             ---            ---            ---           ---
                                    -----------     ----------     -----------     ----------     ----------    ----------

Special charges                             ---         13,958          11,518          8,536          8,258        42,270
Cash expenditures                           ---         (6,032)         (9,965)        (4,140)        (3,289)      (23,426)
Noncash charges                             ---            ---             ---         (4,396)        (4,017)       (8,413)
                                    -----------     ----------     -----------     ----------     ----------    ----------
Balance at February 24, 2001        $       ---     $    7,926     $     1,553     $      ---     $      952    $   10,431
                                    ===========     ==========     ===========     ==========     ==========    ==========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE Q - QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)


The following is a summary of the unaudited quarterly results of operations for fiscal 2001 and 2000:

                                                     First             Second             Third            Fourth
                                                    Quarter            Quarter           Quarter           Quarter
                                                 -------------     --------------     -------------     -------------
                                                          (Dollars in thousands, except per share amounts)

Fiscal year ended February 24, 2001:
       Service revenues                           $  222,631         $  204,209        $  213,827        $   215,808
       Sales of products                              19,367             23,399             7,204             30,098
       Gross profit                                   83,424             55,371            68,421             90,388
       Net income (loss)                              20,229            (21,266)           18,287             25,898

       Basic earnings (loss) per share            $      .58         $     (.61)       $      .53        $       .76
       Diluted earnings (loss) per share          $      .58         $     (.61)       $      .53        $       .75

Fiscal year ended February 26, 2000:
       Service revenues                           $  211,158         $  209,843        $  221,093        $   218,325
       Sales of products                              27,502             45,546            28,473             48,858
       Gross profit                                   80,630             82,664            90,065            100,177
       Net income                                     18,935             21,754            22,779             30,117

       Basic earnings per share                   $      .50         $      .58        $      .65        $       .87
       Diluted earnings per share                 $      .50         $      .58        $      .65        $       .87

The Company recorded special charges of $40,018,000 and $2,252,000 in the second and fourth quarters of fiscal 2001, respectively (See Note P).

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic earnings per share in fiscal 2001 and the sum of the quarterly basic and diluted earnings per share in fiscal 2000 do not equal the total computed for the year.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. Goodwill amortization, that was included in cost of services and selling, general and administrative expense in prior periods has been presented as a single line item in the Consolidated Income Statements.



NOTE R - SUBSEQUENT EVENT

On March 19, 2001, the Company repurchased 5,000,000 shares of its Common Stock from its largest shareholder for $130,000,000.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10--"Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11--"Executive Compensation," Item 12--"Security Ownership of Certain Beneficial Owners and Management" and Item 13--"Certain Relationships and Related Transactions" of Form 10-K is incorporated herein by reference Holdings' definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held in July 2001, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Financial Statement Schedules and Exhibits:
                                                                        Page(s)
Report of Ernst & Young LLP, Independent Auditors


The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at
      February 24, 2001 and February 26, 2000

Consolidated Income Statements
      Fiscal year ended February 24, 2001,
      Fiscal year ended February 26, 2000, and
      Fiscal year ended February 27, 1999

Consolidated Statements of Shareholders' Equity--
      Fiscal year ended February 24,2001,
      Fiscal year ended February 26, 2000, and
      Fiscal year ended February 27, 1999

Consolidated Statements of Cash Flows--
      Fiscal year ended February 24, 2001,
      Fiscal year ended February 26, 2000, and
      Fiscal year ended February 27, 1999



Notes to Consolidated Financial Statements

SCHEDULES OMITTED:
All schedules are omitted as they are not applicable or the information is shown in the financial statements or notes thereto.

(3) EXHIBITS:
    --------


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

3.3     Amended and Restated By-Laws of Holdings (incorporated by reference to
        Exhibit 3 of Holdings' 10-Q for the quarterly period ended August 26,
        2000).

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

4.5 Specimen Form of certificate of Common Stock (incorporated by reference to Exhibit 4.18 of the December 1992 S-1).

+10.1   Agreement dated March 5, 2001 between Holdings and Howard S. Cohen.*

+10.2   Amendment to Agreement dated March 28, 2001 between Holdings and Howard
        S. Cohen.*

10.3    Agreement dated August 9, 2000 between Holdings and W. Bruce Turner
        (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

10.4 Amended and Restated Employment Agreement dated September 19, 1997 between GTECH, Holdings and William Y. O'Connor (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended August 30, 1997).*

10.5 First Amendment to Employment Agreement dated as of April 6, 1998 by and among GTECH, Holdings and William Y. O'Connor. (incorporated by reference to Exhibit 10.11 of Holdings' 1998 10-K).*

10.6 Severance Agreement and Release dated as of July 5, 2000 by and among GTECH, Holdings and William Y. O'Connor (incorporated by reference to
        Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended August 26,
        2000).*

10.7    Agreement dated January 15, 1999 by and between Steven P. Nowick and
        Holdings. (incorporated by reference to Exhibit 10.4 of Holdings' 1999
        10-K).*

10.8    Resignation and Acceptance dated July 5, 2000 by and between Steven P.
        Nowick and Holdings (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

10.9    Form of Agreement, relating to a potential change of control involving
        Holdings, entered into between Holdings and, respectively, certain members of senior management (incorporated by reference to Exhibit 10.5 of Holdings' 2000 10-K).*

+10.10 List of signatories to Agreement relating to potential change of control involving Holdings and certain members of senior management, with the respective dates of such Agreements.*

10.11 GTECH Corporation Executive Perquisites Program (incorporated by reference to Exhibit 10.6 of Holdings' 2000 10-K).*

+10.12  List of participants in GTECH Corporation Executive Perquisites
        Program.*

10.13   Form of Executive Separation Agreement (incorporated by reference to
        Exhibit 10.18 of Holdings' 1996 10-K).*

+10.14  Schedule of Recipients of Executive Separation Agreement.

10.15 Supplemental Retirement Plan effective January 1, 1992 (incorporated by reference to Exhibit 10.8 of Holdings 2000 10-K).*

+10.16  List of Participants in Supplemental Retirement Plan.*

10.17   Contract for the Texas Lottery Operator for the State of Texas between
        GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated March 7, 1992 (available through the Public Reference Branch of the Securities and Exchange Commission, Washington, D.C.).

10.18 Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public
        Accounts--Lottery Division, dated June 1, 1994 (incorporated by reference to Exhibit 10 of Holdings' 10-Q for the quarterly period ended
        May 25, 1996).

10.19   Second Amendment to the Contract for the Texas Lottery Operator for the
        State of Texas between GTECH and the Texas Comptroller of Public
        Accounts--Lottery Division, dated May 28, 1996 (incorporated by reference to Exhibit 10.1 to the Form S-3 of Holdings, Registration No.
        333-3602).

10.20   Agreement between Caixa Economica Federale and RACIMEC Informatica
        Brasileira S.A. (predecessor to GTECH Brasil Holdings, S.A.) respecting the provision of goods and services for the Brazil National Lottery
        (incorporated by reference to Exhibit 10.12 of Holdings' 2000 10-K).

+10.21  Amendment to Agreement between Caixa Economica Federale and RACIMEC
        Informatica Brasileira S.A. (predecessor to GTECH Brasil Holdings,
        S.A.).

10.22   Amended and Restated Agreement of Limited Partnership by and among
        GTECH, GP Technology Associates, L.P. and GP Technology, Inc. dated
        August 26, 1993; Certificate of Limited Partnership of West Greenwich
        Technology Associates, L.P. dated August 26, 1993; Amended and Restated
        Indenture of Lease between GTECH and West Greenwich Technology
        Associates, L.P. dated August 26, 1993 (available through the Public
        Reference Branch of the Securities and Exchange Commission, Washington,
        D.C.).

10.23   Business Agreement dated December 28, 1990 between Digital Equipment
        Corporation and GTECH; Work Statement Number NED91188 dated March 11,
        1991 to GTECH from Digital Equipment Corporation; First Addendum dated
        March 19, 1991 to Digital Work Statement Number NED91188 dated March 11,
        1991 to GTECH from Digital Equipment Corporation (incorporated by reference to Exhibit 10.57 of the July 1992 S-1).

10.24 Maintenance Agreement Number 117A dated December 1, 1989, between GTECH and Concurrent Computer Corporation (incorporated by reference to Exhibit 10.58 of the July 1992 S-1).

10.25 1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.26 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

+10.27  First Amendment to the 1996 Non-Employee Directors' Stock Option Plan.*

10.28 1997 Stock Option Plan (incorporated herein by reference to the Appendix of Holdings' 1997 Notice of Annual Meeting and Proxy Statement).*

10.29 Holdings' 1998 Non-Employee Directors' Stock Election Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Holdings, Registration
        Number 333-5781).

10.30 Income Deferral Plan - 1998 (incorporated by reference to Exhibit 10 of the Holdings' 10-Q for the quarterly period ended November 28, 1998).*

10.31 1999 Non-Employee Directors' Stock Option Plan (incorporated by reference to the Appendix of Holdings' 1999 Notice of Annual Meeting and Proxy Statement).*

+10.32  First Amendment to the 1999 Non-Employee Directors' Stock Option Plan.*

10.33   Trust Agreement, dated December 18, 1998, by and between Holdings and
        The Bank of New York, as Trustee, respecting the Income Deferral Plan -
        1998 (incorporated by reference to Exhibit 10.1 of the Holdings' 10-Q for the quarterly period ended November 28, 1998).*

10.34   Holdings' 2000 Restricted Stock Plan and Form of Restricted Stock
        Agreement (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

10.35   Holdings' 2000 Omnibus Stock Option and Long-Term Incentive Plan
        (incorporated by reference to Holdings' Proxy Statement filed on September 22, 2000).*

+21.1   Subsidiaries of the Company.

+23.1   Consent of Ernst & Young, LLP.


---------------------------
+    Filed herewith.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on April 23, 2001.

             GTECH HOLDINGS CORPORATION


             By:   /s/ Howard S. Cohen
                  -----------------------------------------------
                     Howard S. Cohen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                                  TITLE                                          DATE

/s/ Howard S. Cohen                        Chief Executive Officer (principal executive officer) and Director        April 23, 2001
------------------------------------
Howard S. Cohen


/s/ Jaymin B. Patel                        Senior Vice President & Chief Financial Officer (principal financial      April 23, 2001
------------------------------------       officer)
Jaymin B. Patel



/s/ Robert J. Plourde                      Vice President and Corporate Controller (principal accounting             April 23, 2001
------------------------------------       officer)
Robert J. Plourde

SIGNATURE                                                               TITLE                                          DATE


/s/ Willam Bruce Turner
-------------------------------------
Willam Bruce Turner                                       Director, Chairman of the Board                         April 23, 2001



/s/ Robert M. Dewey, Jr.                                              Director                                    April 23, 2001
------------------------------------
Robert M. Dewey, Jr.


/s/ Burnett W. Donoho                                                 Director                                    April 23, 2001
------------------------------------
Burnett W. Donoho


/s/ Philip R. Lochner, Jr.                                            Director                                    April 23, 2001
------------------------------------
Philip R. Lochner, Jr.


/s/ Moore                                                             Director                                    April 23, 2001
------------------------------------
The Rt. Hon. Lord Moore
 of Lower Marsh, P.C.

/s/ Emmett Paige
-------------------------------------
Lt. Gen. (Ret.) Emmett Paige, Jr.                                     Director                                    April 23, 2001


/s/ Anthony Ruys                                                      Director                                    April 23, 2001
------------------------------------
Anthony Ruys