Form 10-Q
period 2001-05-26
GTECH HOLDINGS CORP
filed 2001-07-03
CIK 857323

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 26, 2001



Commission file number  1-11250
                        --------



                           GTECH Holdings Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 05-0450121
--------------------------------------------    --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)


55 Technology Way, West Greenwich, Rhode Island            02817
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (401) 392-1000
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

Yes   X       No
    -------      ---


At June 14, 2001, there were 29,921,154 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number
------------------------------                                           ------

Item 1.       Financial Statements

              Consolidated Balance Sheets                                     3

              Consolidated Income Statements                                  4

              Consolidated Statements of Cash Flows                           5

              Consolidated Statements of Shareholders' Equity                 6

              Notes to Consolidated Financial Statements                    7-10

Item 2.       Management's Discussion and Analysis of Financial            11-16
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about                  17
              Market Risk

PART II.  OTHER INFORMATION
---------------------------

Item 1.       Legal Proceedings                                              17

Item 6.       Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                   18
----------

EXHIBITS
--------

PART 1. FINANCIAL INFORMATION
-----------------------------
Item 1. FINANCIAL STATEMENTS
----------------------------
CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                          (Unaudited)
                                                                                            May 26,      February 24,
                                                                                             2001           2001
                                                                                          -----------    -----------
ASSETS                                                                                      (Dollars in thousands)
CURRENT ASSETS
         Cash and cash equivalents                                                        $    10,320    $    46,948
         Trade accounts receivable                                                             90,233        118,721
         Sales-type lease receivables                                                           8,753          8,722
         Inventories                                                                          106,871        117,789
         Deferred income taxes                                                                 26,850         26,850
         Other current assets                                                                  18,834         18,798
                                                                                          -----------    -----------
                  TOTAL CURRENT ASSETS                                                        261,861        337,828

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                   1,317,135      1,283,414
Less: Accumulated Depreciation                                                               (930,772)      (922,080)
                                                                                          -----------    -----------
                                                                                              386,363        361,334

GOODWILL                                                                                      120,852        122,325

OTHER ASSETS                                                                                  108,431        116,673
                                                                                          -----------    -----------
                  TOTAL ASSETS                                                            $   877,507    $   938,160
                                                                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Short term borrowings                                                            $     2,564    $     2,316
         Accounts payable                                                                      44,608         49,267
         Accrued expenses                                                                      58,954         65,571
         Employee compensation                                                                 18,708         31,898
         Advance payments from customers                                                       58,068         55,418
         Income taxes payable                                                                  69,150         64,573
         Current portion of long-term debt                                                      3,961          3,512
                                                                                          -----------    -----------
                  TOTAL CURRENT LIABILITIES                                                   256,013        272,555

LONG-TERM DEBT, less current portion                                                          376,975        316,961

OTHER LIABILITIES                                                                              33,705         29,883

DEFERRED INCOME TAXES                                                                           4,399          4,399

SHAREHOLDERS' EQUITY
         Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none
             issued                                                                                --             --
         Common Stock, par value $.01 per share--150,000,000 shares authorized, 45,069,190 and 44,507,315 shares issued, 29,862,779 and 34,257,527 shares outstanding at
             May 26, 2001 and February 24, 2001, respectively                                     451            445
         Additional paid-in capital                                                           196,936        183,294
         Equity carryover basis adjustment                                                     (7,008)        (7,008)
         Accumulated other comprehensive loss                                                 (96,032)       (85,852)
         Retained earnings                                                                    497,364        479,305
                                                                                          -----------    -----------
                                                                                              591,711        570,184
         Less cost of 15,206,411 and 10,249,788 shares in treasury at May 26, 2001 and February 24, 2001, respectively
                                                                                             (385,296)      (255,822)
                                                                                          -----------    -----------
                                                                                              206,415        314,362
                                                                                          -----------    -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   877,507    $   938,160
                                                                                          ===========    ===========
See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                             (Unaudited)
                                                         Three Months Ended
                                                        ---------------------
                                                         May 26,      May 27,
                                                          2001         2000
                                                        ---------   ---------
                                                       (Dollars in thousands,
                                                      except per share amounts)
Revenues:
      Services                                          $ 210,551   $ 222,631
      Sales of products                                    24,414      19,367
                                                        ---------   ---------
                                                          234,965     241,998
Costs and expenses:
      Costs of services                                   144,492     142,763
      Costs of sales                                       19,937      15,811
                                                        ---------   ---------
                                                          164,429     158,574
                                                        ---------   ---------

Gross profit                                               70,536      83,424

Selling, general and administrative                        29,570      32,561
Research and development                                    7,633      12,926
Goodwill amortization                                       1,473       1,609
                                                        ---------   ---------
      Operating expenses                                   38,676      47,096
                                                        ---------   ---------

Operating income                                           31,860      36,328

Other income (expense):
      Interest income                                       2,030       1,925
      Equity in earnings of unconsolidated affiliates       1,175       1,256
      Other income                                          2,178         687
      Interest expense                                     (6,422)     (7,035)
                                                        ---------   ---------

Income before income taxes                                 30,821      33,161

Income taxes                                               11,712      12,932
                                                        ---------   ---------

Net income                                              $  19,109   $  20,229
                                                        =========   =========

Basic earnings per share                                $     .62   $     .58
                                                        =========   =========

Diluted earnings per share                              $     .61   $     .58
                                                        =========   =========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                  (Unaudited)
                                                                               Three Months Ended
                                                                              ----------------------
                                                                               May 26,       May 27,
                                                                                2001          2000
                                                                              ---------    ---------
                                                                               (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                    $  19,109    $  20,229
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                                  41,098       40,924
   Intangibles amortization                                                       2,343        3,165
   Goodwill amortization                                                          1,473        1,609
   Equity in losses of unconsolidated affiliates, net of dividends received          (9)        (525)
   Other                                                                           (699)          65
   Changes in operating assets and liabilities:
       Trade accounts receivable                                                 33,545        8,147
       Inventories                                                               10,918       (5,452)
       Special charge                                                            (3,207)          --
       Other assets and liabilities                                             (11,260)     (28,751)
                                                                                ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        93,311       39,411

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts          (72,142)     (33,834)
Investments in and advances to unconsolidated subsidiaries                          (37)     (11,328)
Other                                                                               209       (3,694)
                                                                              ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES                                          (71,970)     (48,856)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                     61,100       37,700
Principal payments on long-term debt                                             (1,145)     (25,049)
Purchases of treasury stock                                                    (132,094)        --
Proceeds from stock options                                                      13,648         --
Other                                                                               739        1,052
                                                                              ---------    ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                            (57,752)      13,703

Effect of exchange rate changes on cash                                            (217)      (2,694)
                                                                              ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (36,628)       1,564

Cash and cash equivalents at beginning of period                                 46,948       11,115
                                                                              ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  10,320    $  12,679
                                                                              =========    =========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES



                                                                                                                  Equity
                                                                                                     Additional   Carryover
                                                                      Outstanding         Common     Paid-in      Basis
                                                                         Shares           Stock      Capital      Adjustment
                                                                       ---------        ---------    ---------    ---------
                                                                                          (Dollars in thousands)

Balance at February 24, 2001                                           34,257,527       $     445    $ 183,294    $  (7,008)

Comprehensive income:
  Net income                                                                   --              --           --           --
  Other comprehensive income (loss), net of tax:
     Foreign currency translation                                              --              --           --           --
     Net loss on derivative instruments                                        --              --           --           --
Comprehensive income
Treasury shares repurchased                                            (5,060,100)             --           --           --
Shares reissued under employee stock purchase and stock award plans       103,477              --           --           --
Shares issued upon exercise of stock options                              561,875               6       13,642           --
                                                                       ----------       ---------    ---------    ---------
Balance at May 26, 2001                                                29,862,779       $     451    $ 196,936    $  (7,008)
                                                                       ==========       =========    =========    =========


                                                                      Accumulated
                                                                         Other
                                                                     Comprehensive
                                                                         Income         Retained     Treasury
                                                                         (Loss)         Earnings       Stock        Total
                                                                       ----------       ---------    ---------    ---------
                                                                                     (Dollars in thousands)

Balance at February 24, 2001                                           $  (85,852)      $ 479,305    $(255,822)   $ 314,362

Comprehensive income:
  Net income                                                                   --          19,109           --       19,109
  Other comprehensive income (loss), net of tax:
     Foreign currency translation                                          (9,764)             --           --       (9,764)
     Net loss on derivative instruments                                      (416)             --           --         (416)
                                                                                                                  ---------
Comprehensive income                                                                                                  8,929
Treasury shares repurchased                                                    --               --    (132,094)    (132,094)
Shares reissued under employee stock purchase and stock award plans            --          (1,050)       2,620        1,570
Shares issued upon exercise of stock options                                   --              --           --       13,648
                                                                       ----------       ---------    ---------    ---------
Balance at May 26, 2001                                                $  (96,032)      $ 497,364    $(385,296)   $ 206,415
                                                                       ==========       =========    =========    =========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 26, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 23, 2002. The balance sheet at February 24, 2001 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's fiscal 2001 Annual Report on Form 10-K.

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the current year presentation.


NOTE B -- INVENTORIES                              May 26,        February 24,
                                                    2001              2001
                                             ---------------     ---------------
                                                   (Dollars in thousands)
Inventories consist of:
       Raw materials                         $        29,902     $        45,689
       Work in progress                               67,976              57,210
       Finished goods                                  8,993              14,890
                                             ---------------     ---------------
                                             $       106,871     $       117,789
                                             ===============     ===============


NOTE C -- LONG-TERM DEBT                           May 26,        February 24,
                                                    2001              2001
                                             ---------------     ---------------
                                                   (Dollars in thousands)
Long-term debt consists of:
       7.75% Series A Senior Notes due 2004  $       150,000     $       150,000
       7.87% Series B Senior Notes due 2007          150,000             150,000
       Revolving credit facility                      61,100                 ---
       Deferred gain on interest rate swaps           12,291              12,810
       Other                                           7,545               7,663
                                             ---------------     ---------------
                                                     380,936             320,473
       Less current portion                            3,961               3,512
                                             ---------------     ---------------
                                             $       376,975     $       316,961
                                             ===============     ===============

Through June 21, 2001, the Company had an unsecured revolving credit facility of $400,000,000 expiring in June 2002 (the "Credit Facility"). At May 26, 2001, the weighted average interest rate for outstanding borrowings under the Credit Facility was 4.3%. On June 22, 2001, the Company refinanced its Credit Facility with a syndicate of nine banks led by The Bank of America. The new credit facility provides for an unsecured revolving line of credit of $300,000,000 and matures in June 2006.

NOTE D -- INCOME TAXES

The Company's effective income tax rate is greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.


NOTE E -- COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 herein.


NOTE F -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   May 26,           May 27,
                                                    2001              2000
                                             ---------------     ---------------
                                             (Dollars and shares in thousands,
                                                  except per share amounts)
Numerator:
       Net income                            $        19,109     $        20,229

Denominator:
       Weighted average shares-Basic                  30,760              34,829

Effect of dilutive securities:
       Employee stock options and
       unvested restricted shares                        576                  28
                                             ---------------     ---------------
       Weighted average shares-Diluted                31,336              34,857
                                             ===============     ===============


Basic earnings per share                     $           .62     $           .58
                                             ===============     ===============

Diluted earnings per share                   $           .61     $           .58
                                             ===============     ===============

NOTE G -- COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

                                                          May 26,           May 27,
                                                           2001              2000
                                                    ---------------     ---------------
                                                          (Dollars in thousands)

Net income                                          $        19,109     $        20,229

Other comprehensive (loss) income,
   net of tax:
   Foreign currency translation                              (9,764)             (8,099)
   Net (loss) gain on derivative instruments                   (416)                347
                                                    ---------------     ---------------
   Comprehensive income                             $         8,929     $        12,477
                                                    ===============     ===============


NOTE H -- SEGMENT INFORMATION

The Company presently has one reportable segment, the Lottery segment, which provides online, high speed, highly secured transaction processing systems to the worldwide lottery industry. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. The "All Other" category (as reported below) is comprised of the Company's Transactive and IGI/Europrint subsidiaries.

The Company's business segment data is summarized below:

                                                May 26,           May 27,
                                                 2001              2000
                                          ---------------     ---------------
                                                (Dollars in thousands)
Revenues from external sources:
         Lottery                          $       227,907     $       230,623
         All other                                  7,058              11,375
                                          ---------------     ---------------
         Consolidated                     $       234,965     $       241,998
                                          ===============     ===============


Net operating profit after income taxes:
         Lottery                          $        24,671     $        25,561
         All other                                   (557)              (100)
                                          ---------------     --------------
         Consolidated                     $        24,114     $        25,461
                                          ===============     ===============

The following is a reconciliation of net operating profit after income taxes to net income as reported on the Consolidated Income Statements:

                                               May 26,           May 27,
                                                2001              2000
                                         ---------------     ---------------
                                               (Dollars in thousands)

Net operating profit after income taxes  $        24,114     $        25,461
    Reconciling items, net of tax:
    Interest expense                              (3,982)             (4,291)
    Other                                         (1,023)               (941)
                                         ---------------     ---------------
       Net income                        $        19,109     $        20,229
                                         ===============     ===============


NOTE I -- SPECIAL CHARGES

In fiscal 2001, the Company recorded special charges of $42,270,000 in connection with certain contractual obligations and a value assessment of the Company's business operations. The major components of the special charges consisted of $13,958,000 for a workforce reduction that eliminated approximately 255 Company positions worldwide, $11,518,000 for contractual obligations in connection with the departures in July 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $8,536,000 for costs associated with the exit of certain business strategies and product lines and $8,258,000 for the termination of consulting agreements and facility exit costs, net of gains on the disposition of Company aircraft.

A summary of the special charge activity, which is included in accrued expenses in the Company's Consolidated Balance Sheets, is as follows:


                                                                   Exit of Certain
                                     Worldwide       Executive       Business
                                     Workforce       Contractual   Strategies and
                                     Reduction       Obligations    Product Lines       Other           Total
                                   --------------   -------------- ----------------  ------------   ------------
                                                    (Dollars in thousands)
Special charges                    $       13,958   $       11,518 $          8,536  $      8,258   $     42,270
Cash expenditures                          (6,032)          (9,965)          (4,140)       (3,289)       (23,426)
Noncash charges                               ---              ---           (4,396)       (4,017)        (8,413)
                                   --------------   -------------- ----------------  ------------   ------------
Balance at February 24, 2001                7,926            1,553              ---           952         10,431
Cash expenditures                          (1,886)            (129)             ---        (1,192)        (3,207)
                                   --------------   -------------- ----------------  ------------   -----------
Balance at May 26, 2001            $        6,040   $        1,424 $            ---  $       (240)  $      7,224
                                   ==============   ============== ================  ============   ============


NOTE J -- STOCK REPURCHASE

In the first quarter of fiscal 2002, the Company repurchased 5,060,100 shares of its Common Stock for $132,094,000, including 5,000,000 shares from its then largest shareholder for $130,000,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  -------------------------------------------------

Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements may include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below and elsewhere in this report, in the Company's fiscal 2001 Form 10-K, and in the Company's subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.

General

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February and fiscal 2002 ends on February 23, 2002.

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically at least five years in duration, and are generally based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product sales during fiscal 2002 will be in a range of $165 million to $175 million.

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

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, the Company would not necessarily know of the existence of an investigation that might involve the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 herein; and Part I, Item 1 - "Certain Factors That May Affect Future Performance
- Maintenance of Business Relationships and Certain Legal Matters", Part I, Item 3 - "Legal Proceedings" and Note F to the Consolidated Financial Statements in the Company's fiscal 2001 Annual Report on Form 10-K, for further information concerning these matters and other contingencies.


Upcoming Significant Contract Rebids

A significant portion of the Company's revenues and cash flow is derived from its portfolio of long-term online lottery service contracts, each of which in the ordinary course of the Company's business periodically is the subject of competitive procurement or renegotiation. Through fiscal 2003 (which ends in February 2003), several of the Company's larger contracts, as measured by annual revenues, (including the National Lottery of Brazil, California and Georgia) are expected to be the subject of competitive procurements to select contractors to supply lottery goods and services upon the termination of the Company's current contracts. In addition, the Texas lottery contract, which was the Company's second largest contract (based on annual revenues) in fiscal 2001, expires in August 2002, and the Texas Lottery recently solicited bids for the new Texas lottery contract. It is the Company's understanding that it was the sole bidder for the new Texas lottery contract. See Part I, Item 1 -- "Certain Factors That May Affect Future Performance -Strengthening of Competition" and "Lottery Contract Awards and Related Significant Developments" in the Company's fiscal 2001 Annual Report on Form 10-K for further information concerning these matters.


Results of Operations

Revenues for the first quarter of fiscal 2002 were $235.0 million, representing a $7.0 million, or 2.9%, decrease from revenues of $242.0 million in the first quarter of fiscal 2001.

Service revenues, including lottery and other services, in the fiscal 2002 first quarter were $210.6 million, representing a $12.0 million, or 5.4%, decrease from service revenues of $222.6 million in the first quarter of fiscal 2001.
This decrease reflects a decline in domestic lottery service revenues, the adverse impact of foreign exchange rates, lower multi-state jackpot activity and the expiration of the Company's electronic benefit transfer contract in Texas.

The Company's domestic lottery service revenues were $119.3 million in the first quarter of fiscal 2002, a decrease of 5.9% from the $126.8 million recorded in the same period of fiscal 2001. This decrease was primarily due to lower jackpot activity in the Big Game and Powerball states, the loss of online lottery contracts in West Virginia, Vermont and New Hampshire and the loss of an instant ticket validation contract in New York. These decreases were partially offset by higher jackpot activity in Texas and California in the first quarter of fiscal 2002 than in the first quarter of the prior year.

The Company's international lottery service revenues in the first quarter of fiscal 2002 were $87.3 million, a 1% decrease from the $88.1 million recorded in the first quarter of fiscal 2001, primarily due to agreed upon contractual rate changes, along with the impact of the reduction in the dollar value of foreign currencies. This decrease was partially offset by an increase in sales by international lotteries, which grew 14.9% in the fiscal 2002 first quarter, primarily driven by sales growth in Brazil and Morocco and the launch of the national lotteries in Ukraine and Colombia.

Product sales in the first quarter of fiscal 2002 were $24.4 million, an increase of $5.0 million over the $19.4 million of product sales in the first quarter of fiscal 2001. This increase was primarily driven by the sale of an instant ticket system to our customer in Israel. The Company did not sell any lottery terminals during the first quarter of fiscal 2002, as compared to the sale of approximately 400 lottery terminals during the fiscal 2001 first quarter.

Gross margins on service revenues were 31.4% in the fiscal 2002 first quarter compared to 35.9% in the first quarter of fiscal 2001, primarily driven by lower jackpot activity, contractual rate changes and start-up losses on new lottery system installations in Colombia and the Ukraine.

Had average foreign exchange rates in the fiscal 2002 first quarter been the same as those in the first quarter of fiscal 2001, the Company's service revenues and gross profit for the fiscal 2002 first quarter would have been higher by approximately $8.2 million and $2.7 million, respectively, than reported for the fiscal 2002 first quarter.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales of 18.3% in the first quarter of fiscal 2002 were comparable to the same period last year.

Selling, general and administrative expenses in the first quarter of fiscal 2002 were $29.6 million, representing a $3.0 million, or 9.2%, decrease from the $32.6 million incurred in the first quarter of fiscal 2001. This decrease was primarily attributable to cost reductions driven by the continued execution of the value assessment initiatives implemented in fiscal 2001. As a percentage of revenues, selling, general and administrative expenses were 12.6% and 13.5% during the first quarters of fiscal 2002 and 2001, respectively.

Research and development expenses in the first quarter of fiscal 2002 were $7.6 million, representing a $5.3 million, or 40.9%, decrease from research and development expenses of $12.9 million in the first quarter of fiscal 2001. This decrease again reflects the effect of cost reductions driven by the continued execution of the value assessment initiatives implemented in fiscal 2001. As a percentage of revenues, research and development expenses were 3.2% and 5.3% during the first quarters of fiscal 2002 and 2001, respectively.

Other income of $2.2 million in the first quarter of fiscal 2002 was comprised principally of the amortization of the gain on the sale of the Company's 22.5% equity interest in Camelot Group plc ("Camelot"), which the Company sold in April 1998, and which is being amortized over the remaining period of Camelot's first operating license, due to expire in September 2001. Other income in the first quarter of fiscal 2001 of $.7 million was comprised of the amortization of the gain on the sale of the Company's interest in Camelot, partially offset by minority interest expense associated with the Company's 40% equity interest in a South African telecommunications company.

The Company's effective income tax rate decreased from 39% in the first quarter of fiscal 2001 to 38% in the first quarter of fiscal 2002 principally due to lower state taxes and a reduction in non-deductible expenses.

Changes in Financial Position, Liquidity and Capital Resources

During the first quarter of fiscal 2002, the Company generated $93.3 million of cash from operations. This cash, together with $61.1 million of net proceeds from the issuance of long-term debt and available cash on hand, was primarily used to fund the purchase of $72.1 million of systems, equipment and other assets relating to contracts and to repurchase $132.1 million of the Company's common stock.

Trade accounts receivable decreased by $28.5 million, from $118.7 million at February 24, 2001 to $90.2 million at May 26, 2001, primarily due to collections of receivables related to product sales recorded in the fourth quarter of fiscal 2001, along with the collection of amounts due from our customer in the Czech Republic resulting from the successful resolution of contractual issues.

Inventories decreased by $10.9 million, from $117.8 million at February 24, 2001 to $106.9 million at May 26, 2001, primarily due to the shipment of inventory for new system installations in New York and Ohio, along with the sale of an instant ticket system to our customer in Israel. This decrease was partially offset by increased inventory related to a new system installation in Portugal.

Other assets decreased by $8.3 million, from $116.7 million at February 24, 2001 to $108.4 million at May 26, 2001, primarily due to scheduled payments received on long-term sales type leases, along with the sale in March 2001 of the Company's interest in three of the four joint ventures with Full House Resorts, Inc. Included in other assets at May 26, 2001 were investments in and advances to unconsolidated affiliates totaling $27.4 million. The Company periodically evaluates the net realizable value of these investments to determine if a permanent impairment exists and, in the opinion of management, no such impairment existed at May 26, 2001. However, should future events and circumstances indicate a permanent impairment has occurred with regard to one or more of these investments, a charge to expense would be recorded at that time to reflect the adjustment in the net realizable value of the underlying investment.

Accounts payable decreased by $4.7 million, from $49.3 million at February 24, 2001 to $44.6 million at May 26, 2001, primarily due to the timing of payments relating to ongoing lottery system installations.

Accrued expenses decreased by $6.6 million, from $65.6 million at February 24, 2001 to $59.0 million at May 26, 2001, primarily due to payments made related to the special charge recorded in fiscal 2001, along with the payment of semi-annual interest on the Company's Senior Notes.

Employee compensation decreased by $13.2 million, from $31.9 million at February 24, 2001 to $18.7 million at May 26, 2001, primarily due to the payment of fiscal 2001 management incentive compensation and employee profit sharing.

Income taxes payable, which are reported net of income tax refunds receivable, increased by $4.6 million, from $64.6 million at February 24, 2001 to $69.2 million at May 26, 2001. This increase was primarily due to the timing of income tax payments.

Long-term debt, less current portion increased by $60.0 million, from $317.0 million at February 24, 2001 to $377.0 million at May 26, 2001, primarily due to borrowings under the Company's Credit Facility to partially finance the repurchase in March 2001 of 5 million shares of Common Stock from the Company's then largest shareholder.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, due to the nature of the business, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2002 will be in a range of $220 million to $240 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. As of May 26, 2001 the Company had utilized approximately $61.1 million of its $400 million Credit Facility. On June 22, 2001, the Company refinanced its Credit Facility with a syndicate of nine banks led by The Bank of America. The new credit facility provides for an unsecured revolving line of credit of $300,000,000 and matures in June 2006. The Company currently expects that its cash flow from operations and available borrowings under its new Credit Facility will be sufficient for the foreseeable future to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations, to fund anticipated internal growth and to repurchase shares of the Company's Common Stock, from time to time, under the Company's open market share repurchase program.

Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first quarter of fiscal 2002.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At May 26, 2001, the estimated fair value of the Company's fixed rate debt, as determined by an independent investment banker, approximated $303.6 million. At May 26, 2001, a hypothetical 10% increase in interest rates would reduce the estimated fair value of the Company's fixed rate debt to $298.3 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of the Company's fixed rate debt to $309.0 million.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

The Company uses various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps and the private placement of fixed rate debt. In June 2001, after the close of the fiscal 2002 first quarter, the Company entered into two interest rate swaps for an aggregate amount of $150.0 million which effectively entitle the Company to exchange fixed rate payments for variable rate payments from the period June 6, 2001 to August 15, 2007.


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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At May 26, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $14.4 million that would be recorded in the equity section of the Company's balance sheet.

At May 26, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $2.9 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At May 26, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2002 of $16.0 million. The percentage of fiscal 2002 anticipatory cash flows that were hedged varied throughout the first quarter of fiscal 2002, but averaged 15%.

As of May 26, 2001, the Company had contracts for the sale of foreign currency of approximately $98.3 million (primarily Australian dollars, Euro and Moroccan Dirhams) and the purchase of foreign currency of approximately $49.6 million (primarily pounds sterling).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See "Market Risk Disclosures" above.


PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As previously reported, the Company, W. Bruce Turner, the Company's former Chairman and Chief Executive Officer, and its former Chief Operating Officer have been named as defendants in a shareholder class action suit, Sandra Kafenbaum, v. GTECH Holdings Corporation, et al, brought in the U.S. District Court of Rhode Island. In April 2001, the Company and the other defendants moved to dismiss the amended complaint in this lawsuit on the grounds that the allegations made in the amended complaint are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. This motion is pending. While the Company believes that it has good defenses to the claims made in this lawsuit, at the present time the Company is unable to predict the outcome, or the financial statement impact, if any, of this lawsuit.

For information  respecting this and certain other legal  proceedings,  refer to
Part I, Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters", Part I, Item 3
- "Legal Proceedings" and Note F to Consolidated Financial Statements, in the Company's fiscal 2001 Annual Report on Form 10-K.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits - The exhibits to this report are as follows:

         10.1 Credit Agreement, dated June 22, 2001, by and among GTECH Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and as Lender, and the Lenders party thereto from time-to-time.

         10.2 Amendment, dated May 4, 2001, to the Agreement dated March 5, 2001, as amended, by and between the Company and Howard C. Cohen.

         10.3 Amendment, dated as of June 1, 2001, to the Agreement, dated as of August 9, 2000, by and between the Company and W. Bruce Turner.

(b) The Company did not file any reports on form 8-K during the quarter to which this report relates.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GTECH HOLDINGS CORPORATION



Date:  July 3, 2001  By  /s/ Jaymin B. Patel
                      ---------------------------------------------------------
                      Jaymin B. Patel, Senior Vice President and Chief Financial Officer (Principal Financial Officer)



Date:  July 3, 2001  By  /s/ Robert J. Plourde
                      ------------------------------------------------
                      Robert J. Plourde, Vice President and Corporate Controller (Principal Accounting Officer)