Form 10-Q
period 2001-08-25
GTECH HOLDINGS CORP
filed 2001-10-01
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 25, 2001



Commission file number 1-11250
                      --------



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

Yes    X       No
    -------      -------


At September 28, 2001, there were 28,738,251 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                                 Page
PART I.       FINANCIAL INFORMATION                                                                             Number
-----------------------------------                                                                             ------
Item 1.       Financial Statements

              Consolidated Balance Sheets                                                                            3

              Consolidated Income Statements                                                                       4-5

              Consolidated Statements of Cash Flows                                                                  6

              Consolidated Statements of Shareholders' Equity                                                        7

              Notes to Consolidated Financial Statements                                                          8-12

Item 2.       Management's Discussion and Analysis of Financial Condition                                        13-19
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                            19

PART II.      OTHER INFORMATION
-------------------------------

Item 1.       Legal Proceedings                                                                                     20

Item 4.       Submission of Matters to a Vote of Security Holders                                                   20

Item 6.       Exhibits and Reports on Form 8-K                                                                      20

SIGNATURES                                                                                                          21
----------

EXHIBITS
--------

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES                                                       (Unaudited)
                                                                                                   August 25,      February 24,
                                                                                                     2001             2001
                                                                                                -------------    -------------
ASSETS                                                                                              (Dollars in thousands)
CURRENT ASSETS
      Cash and cash equivalents                                                                 $       5,204    $      46,948
      Trade accounts receivable                                                                       111,894          118,721
      Sales-type lease receivables                                                                      8,716            8,722
      Inventories                                                                                     113,811          117,789
      Deferred income taxes                                                                            26,850           26,850
      Other current assets                                                                             17,678           18,798
                                                                                                -------------    -------------
               TOTAL CURRENT ASSETS                                                                   284,153          337,828

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                           1,331,808        1,283,414
Less: Accumulated Depreciation                                                                       (939,059)        (922,080)
                                                                                                -------------    -------------
                                                                                                      392,749          361,334

GOODWILL                                                                                              119,814          122,325

OTHER ASSETS                                                                                           95,027          116,673
                                                                                                -------------    -------------
               TOTAL ASSETS                                                                     $     891,743    $     938,160
                                                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Short term borrowings                                                                     $       2,903    $       2,316
      Accounts payable                                                                                 46,046           49,267
      Accrued expenses                                                                                 67,030           65,571
      Employee compensation                                                                            27,912           31,898
      Advance payments from customers                                                                  89,883           55,418
      Income taxes payable                                                                             67,386           64,573
      Current portion of long-term debt                                                                 3,872            3,512
                                                                                                -------------    -------------
               TOTAL CURRENT LIABILITIES                                                              305,032          272,555

LONG-TERM DEBT, less current portion                                                                  362,653          316,961

OTHER LIABILITIES                                                                                      37,164           29,883

DEFERRED INCOME TAXES                                                                                   4,399            4,399

SHAREHOLDERS' EQUITY
      Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued                ---              ---
      Common Stock, par value $.01 per share--150,000,000 shares authorized,
         45,731,140 and 44,507,315 shares issued, 28,992,608 and 34,257,527 shares
         outstanding at August 25, 2001 and February 24, 2001, respectively                               457              445
      Additional paid-in capital                                                                      215,540          183,294
      Equity carryover basis adjustment                                                                (7,008)          (7,008)
      Accumulated other comprehensive loss                                                           (101,351)         (85,852)
      Retained earnings                                                                               512,887          479,305
                                                                                                -------------    -------------
                                                                                                      620,525          570,184
      Less cost of 16,738,532 and 10,249,788 shares in treasury at
         August 25, 2001 and February 24, 2001, respectively                                         (438,030)        (255,822)
                                                                                                -------------    -------------
                                                                                                      182,495          314,362
                                                                                                -------------    -------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     891,743    $     938,160
                                                                                                =============    =============

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                              (Unaudited)
                                                                           Three Months Ended
                                                                 ---------------------------------------
                                                                      August 25,          August 26,
                                                                         2001                2000
                                                                 -------------------  ------------------
                                                                          (Dollars in thousands,
                                                                         except per share amounts)
Revenues:
      Services                                                   $          209,619   $         204,209
      Sales of products                                                      26,965              23,399
                                                                 ------------------   -----------------
                                                                            236,584             227,608
Costs and expenses:
      Costs of services                                                     143,592             142,622
      Costs of sales                                                         23,663              29,615
                                                                 ------------------   -----------------
                                                                            167,255             172,237
                                                                 ------------------   -----------------

Gross profit                                                                 69,329              55,371

Selling, general and administrative                                          27,081              32,237
Research and development                                                      8,336              13,351
Goodwill amortization                                                         1,590               1,609
Special charge                                                                    -              40,018
                                                                 ------------------   -----------------
      Operating expenses                                                     37,007              87,215
                                                                 ------------------   -----------------

Operating income (loss)                                                      32,322             (31,844)

Other income (expense):
      Interest income                                                         1,224               1,044
      Equity in earnings of unconsolidated affiliates                         1,400                 838
      Other income (expense)                                                 (1,685)              1,754
      Interest expense                                                       (6,429)             (6,653)
                                                                 ------------------   -----------------

Income (loss) before income taxes                                            26,832             (34,861)

Income taxes (benefit)                                                       10,196             (13,595)
                                                                 ------------------   -----------------

Net income (loss)                                                $           16,636   $         (21,266)
                                                                 ==================   ==================

Basic earnings (loss) per share                                  $              .56   $            (.61)
                                                                 ==================   ==================

Diluted earnings (loss) per share                                $              .55   $            (.61)
                                                                 ==================   ==================

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES



                                                                               (Unaudited)
                                                                            Six Months Ended
                                                                 --------------------------------------
                                                                      August 25,          August 26,
                                                                         2001                2000
                                                                 ------------------   -----------------
                                                                          (Dollars in thousands,
                                                                         except per share amounts)
Revenues:
      Services                                                   $          420,170   $         426,840
      Sales of products                                                      51,379              42,766
                                                                 ------------------   -----------------
                                                                            471,549             469,606
Costs and expenses:
      Costs of services                                                     288,084             285,385
      Costs of sales                                                         43,600              45,426
                                                                 ------------------   -----------------
                                                                            331,684             330,811
                                                                 ------------------   -----------------

Gross profit                                                                139,865             138,795

Selling, general and administrative                                          56,651              64,798
Research and development                                                     15,969              26,277
Goodwill amortization                                                         3,063               3,218
Special charge                                                                    -              40,018
                                                                 ------------------   -----------------
      Operating expenses                                                     75,683             134,311
                                                                 ------------------   -----------------

Operating income                                                             64,182               4,484

Other income (expense):
      Interest income                                                         3,254               2,969
      Equity in earnings of unconsolidated affiliates                         2,575               2,094
      Other income                                                              493               2,441
      Interest expense                                                      (12,851)            (13,688)
                                                                 ------------------   -----------------

Income (loss) before income taxes                                            57,653              (1,700)

Income taxes (benefit)                                                       21,908                (663)
                                                                 ------------------   -----------------

Net income (loss)                                                $           35,745   $          (1,037)
                                                                 ==================   =================

Basic earnings (loss) per share                                  $             1.19   $            (.03)
                                                                 ==================   =================

Diluted earnings (loss) per share                                $             1.16   $            (.03)
                                                                 ==================   =================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                (Unaudited)
                                                                                              Six Months Ended
                                                                                    ---------------------------------------
                                                                                       August 25,            August 26,
                                                                                          2001                  2000
                                                                                    ----------------     ------------------
                                                                                            (Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)                                                                   $         35,745     $           (1,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                                            81,277                 81,248
      Intangibles amortization                                                                 4,630                  6,327
      Goodwill amortization                                                                    3,063                  3,218
      Special charge                                                                               -                 40,018
      Equity in losses of unconsolidated affiliates,
         net of dividends received                                                              (442)                (1,130)
      Other                                                                                    3,982                    998
      Changes in operating assets and liabilities:
         Trade accounts receivable                                                            20,119                 12,087
         Inventories                                                                           3,978                 (5,541)
         Special charge                                                                       (4,850)               (11,628)
         Other assets and liabilities                                                         39,729                (17,951)
                                                                                    ----------------     ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    187,231                106,609

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts                      (118,096)               (66,641)
Investments in and advances to unconsolidated subsidiaries                                     3,187                (11,684)
Other                                                                                         (1,738)                (7,597)
                                                                                    ----------------     ------------------
NET CASH USED FOR INVESTING ACTIVITIES                                                      (116,647)               (85,922)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                                 181,000                 38,000
Principal payments on long-term debt                                                        (136,255)               (56,466)
Purchases of treasury stock                                                                 (186,293)                (1,530)
Proceeds from stock options                                                                   32,258                    203
Other                                                                                         (1,346)                 1,066
                                                                                    ----------------     ------------------
NET CASH USED FOR FINANCING ACTIVITIES                                                      (110,636)               (18,727)

Effect of exchange rate changes on cash                                                       (1,692)                (3,117)
                                                                                    ----------------     ------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                        (41,744)                (1,157)

Cash and cash equivalents at beginning of period                                              46,948                 11,115
                                                                                    ----------------     ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $          5,204     $            9,958
                                                                                    ================     ==================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                                    Equity
                                                                                                Additional         Carryover
                                                            Outstanding       Common              Paid-in            Basis
                                                               Shares          Stock              Capital          Adjustment
                                                            -----------    --------------    ----------------    -------------
                                                                                   (Dollars in thousands)
Balance at February 24, 2001                                 34,257,527    $          445    $        183,294    $      (7,008)

Comprehensive income:
     Net income                                                       -                 -                   -                -
     Other comprehensive loss, net of tax:
         Foreign currency translation                                 -                 -                   -                -
         Net loss on derivative instruments                           -                 -                   -                -
         Unrealized loss on investments                               -                 -                   -                -


Comprehensive income
Treasury shares repurchased                                  (6,649,100)                -                   -                -
Shares reissued under employee
     stock purchase and stock award plans                       160,356                 -                   -                -
Shares issued upon exercise of stock options                  1,223,825                12              32,246                -

                                                            -----------    --------------    ----------------    -------------
Balance at August 25, 2001                                   28,992,608    $          457    $        215,540    $      (7,008)
                                                            ===========    ==============    ================    =============

                                                           Accumulated
                                                              Other
                                                          Comprehensive        Retained          Treasury
                                                          Income (Loss)        Earnings            Stock              Total
                                                         --------------    ---------------   ----------------    ---------------
                                                                                (Dollars in thousands)
Balance at February 24, 2001                           $        (85,852)  $       479,305    $       (255,822)   $     314,362

Comprehensive income:
     Net income                                                       -            35,745                   -           35,745
     Other comprehensive loss, net of tax:
         Foreign currency translation                           (13,331)                -                   -          (13,331)
         Net loss on derivative instruments                      (2,132)                -                   -           (2,132)
         Unrealized loss on investments                             (36)                -                   -              (36)
                                                                                                                  ------------
Comprehensive income                                                                                                    20,246
Treasury shares repurchased                                           -                 -            (186,293)        (186,293)
Shares reissued under employee
     stock purchase and stock award plans                             -            (2,163)              4,085            1,922
Shares issued upon exercise of stock options                          -                 -                   -           32,258

                                                       ----------------   ---------------    ----------------   --------------
Balance at August 25, 2001                             $       (101,351)  $       512,887    $       (438,030)   $     182,495
                                                       ================   ===============    ================   ===============


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 25, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 23, 2002. The balance sheet at February 24, 2001 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's fiscal 2001 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

NOTE B -- INVENTORIES                                                        August 25,       February 24,
                                                                                2001              2001
                                                                         ---------------     ---------------
                                                                               (Dollars in thousands)
Inventories consist of:
       Raw materials                                                     $        17,827     $        45,689
       Work in progress                                                           87,077              57,210
       Finished goods                                                              8,907              14,890
                                                                         ---------------     ---------------
                                                                         $       113,811     $       117,789
                                                                         ===============     ===============


NOTE C -- LONG-TERM DEBT                                                     August 25,       February 24,
                                                                                2001              2001
                                                                         ---------------     ---------------
                                                                               (Dollars in thousands)
Long-term debt consists of:
       7.75% Series A Senior Notes due 2004                              $       150,000     $       150,000
       7.87% Series B Senior Notes due 2007                                      150,000             150,000
       Revolving credit facility                                                  48,000                 ---
       Deferred gain on interest rate swaps                                       11,773              12,810
       Other                                                                       6,752               7,663
                                                                         ---------------     ---------------
                                                                                 366,525             320,473
       Less current portion                                                        3,872               3,512
                                                                         ---------------     ---------------
                                                                         $       362,653     $       316,961
                                                                         ===============     ===============

On June 22, 2001, the Company refinanced its revolving credit facility with a syndicate of nine banks led by The Bank of America, which provides for an unsecured revolving line of credit of $300 million maturing in June 2006 (the "Credit Facility"). At August 25, 2001, the weighted average interest rate for outstanding borrowings under the Credit Facility was 4.7%.

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

NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                      Three Months Ended                   Six Months Ended
                                                --------------------------------    ------------------------------
                                                  August 25,      August 26,          August 25,     August 26,
                                                     2001             2000                2001           2000
                                                --------------  ----------------    -------------  ---------------
                                                      (Dollars and shares in thousands, except per share amounts)
Numerator:
       Net income (loss)                        $       16,636  $        (21,266)   $      35,745  $        (1,037)

Denominator:
       Weighted average shares-Basic                    29,538            34,840           30,149           34,835

Effect of dilutive securities:
       Employee stock options and                          703               ---              640              ---
         unvested restricted shares
                                                --------------   ---------------    -------------  ---------------
         Weighted average shares-Diluted                30,241            34,840           30,789           34,835
                                                ==============   ===============    =============  ===============

Basic earnings (loss) per share                 $          .56   $          (.61)   $        1.19  $          (.03)
                                                ==============   ===============    =============  ===============

Diluted earnings (loss) per share               $          .55   $          (.61)   $        1.16  $          (.03)
                                                ==============   ===============    =============  ================


The diluted share base for the three months and six months ended August 26, 2000 excludes 64,000 and 85,000 shares, respectively, related to employee stock options and unvested restricted shares. These shares are excluded due to their antidilutive effect as a result of the Company's net loss during those periods.

NOTE G -- COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (loss):

                                                      Three Months Ended                   Six Months Ended
                                                --------------------------------    ----------------------------
                                                  August 25,      August 26,         August 25,     August 26,
                                                     2001             2000              2001            2000
                                                --------------  ----------------    -------------  -------------
                                                                        (Dollars in thousands)
Net income (loss)                               $       16,636  $        (21,266)   $      35,745  $      (1,037)

Other comprehensive income (loss), net of tax:

   Foreign currency translation                         (3,567)            1,728          (13,331)        (6,371)
   Net gain (loss) on derivative instruments            (1,716)             (321)          (2,132)            26
   Unrealized loss on investments                          (36)              ---              (36)           ---
                                                --------------   ---------------    -------------  -------------
Comprehensive income (loss)                     $       11,317   $       (19,859)   $      20,246  $      (7,382)
                                                ==============   ================   =============  ==============


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

The Company's business segment data is summarized below:

                                                 Three Months Ended                    Six Months Ended
                                            -------------------------------     ------------------------------
                                               August 25,      August 26,         August 25,     August 26,
                                                  2001             2000              2001            2000
                                            --------------    -------------     -------------    -------------
                                                                   (Dollars in thousands)
Revenues from external sources:

    Lottery                                 $      231,032    $     217,567     $     458,939    $     448,190
    All other                                        5,552           10,041            12,610           21,416
                                            --------------    -------------     -------------    -------------
    Consolidated                            $      236,584    $     227,608     $     471,549    $     469,606
                                            ==============    =============     =============    =============

Net operating profit after income taxes:

    Lottery                                 $       22,821    $       8,749     $      47,504    $      34,308
    All other                                         (585)            (497)           (1,154)            (597)
                                            --------------    -------------     -------------    -------------
Consolidated                                $       22,236    $       8,252     $      46,350    $      33,711
                                            ==============    =============     =============    =============

A reconciliation of net operating profit after income taxes to net income (loss) as reported on the Consolidated Income Statements is as follows:

                                                    Three Months Ended                 Six Months Ended
                                            -------------------------------     ------------------------------
                                               August 25,      August 26,         August 25,     August 26,
                                                  2001             2000              2001             2000
                                            --------------    -------------     -------------    -------------
                                                                  (Dollars in thousands)
Net operating profit after income taxes     $       22,236    $       8,252     $      46,350    $      33,711
    Reconciling items, net of tax:
    Special charge                                     ---          (24,411)              ---          (24,411)
    Interest expense                                (3,986)          (4,058)           (7,968)          (8,350)
    Other                                           (1,614)          (1,049)           (2,637)          (1,987)
                                            --------------    -------------     -------------    -------------
Net income (loss)                           $       16,636    $     (21,266)    $      35,745    $      (1,037)
                                            ==============    =============     =============    =============


NOTE I -- SPECIAL CHARGES

In fiscal 2001, the Company recorded special charges of $42.3 million in connection with certain contractual obligations and a value assessment of the Company's business operations. The major components of the special charges consisted of $14.0 million for a workforce reduction that eliminated approximately 255 Company positions worldwide, $11.5 million for contractual obligations in connection with the departures in July 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $8.5 million for costs associated with the exit of certain business strategies and product lines and $8.3 million for the termination of consulting agreements and facility exit costs, net of gains on the disposition of Company aircraft.

A summary of the special charge activity, which is included in accrued expenses in the Company's Consolidated Balance Sheets, is as follows:


                                                                   Exit of Certain
                                      Worldwide        Executive      Business
                                      Workforce       Contractual  Strategies and
                                      Reduction       Obligations  Product Lines         Other          Total
                                   --------------   -------------- --------------    ------------   ------------
                                                    (Dollars in thousands)
Special charges                    $       13,958   $       11,518 $          8,536  $      8,258   $     42,270
Cash expenditures                          (6,032)          (9,965)          (4,140)       (3,289)       (23,426)
Noncash charges                               ---              ---           (4,396)       (4,017)        (8,413)
                                   --------------   -------------- ----------------  ------------   ------------
Balance at February 24, 2001                7,926            1,553              ---           952         10,431
Change in estimate                           (209)             (55)             ---           264            ---
Cash expenditures                          (3,329)            (329)             ---        (1,192)        (4,850)
                                   --------------   -------------- ----------------  ------------   ------------

Balance at August 25, 2001         $        4,388   $        1,169 $            ---  $         24   $      5,581
                                   ==============   ============== ================  ============   ============


The Company also recorded $5.1 million ($3.1 million after-tax, or $0.09 per share) of additional charges in the second quarter of fiscal 2001 principally associated with the Company's Restricted Stock Plan. These charges are included in selling, general & administrative expenses in the Company's Consolidated Income Statements.

NOTE J -- STOCK REPURCHASE

During the first six months of fiscal 2002, the Company repurchased 6,649,100 shares of its Common Stock for $186.3 million.

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning in the first quarter of fiscal 2003 (the quarter ended May 25, 2002). The Company is currently evaluating the effect these new standards will have on the earnings and financial position of the Company.

NOTE L - ASSET IMPAIRMENT

During the second quarter of fiscal 2002, the Company wrote-off its $9.3 million cost method investment in the common stock of an Internet security developer. This amount is included in the other income (expense) line item in the Company's Consolidated Income Statements.

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


Upcoming Significant Contract Rebids

A significant portion of the Company's revenues and cash flow is derived from its portfolio of long-term online lottery service contracts, each of which in the ordinary course of the Company's business periodically is the subject of competitive procurement or renegotiation. Through fiscal 2003 (which ends in February 2003), several of the Company's larger contracts, as measured by annual revenues, (including the National Lottery of Brazil, California and Georgia), are expected to be the subject of competitive procurements to select contractors to supply lottery goods and services upon the termination of the Company's current contracts. In addition, the Texas lottery contract, which was the Company's second largest contract (based on annual revenues) in fiscal 2001, expires in August 2002. The Texas Lottery solicited bids for the new Texas lottery contract, and during the second quarter of fiscal 2002, the Company was selected to enter into negotiations for a new lottery operations and services contract for the Texas Lottery's integrated online and instant-ticket games. See
Part I, Item 1 -- "Certain Factors That May Affect Future Performance - Strengthening of Competition" and "Lottery Contract Awards and Related Significant Developments" in the Company's fiscal 2001 Annual Report on Form 10-K for further information concerning these matters.


Effect of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning in the first quarter of fiscal 2003 (the quarter ended May 25, 2002). The Company is currently evaluating the effect these new standards will have on the earnings and financial position of the Company.


Prior Year Special and Additional Charges

In the second quarter of fiscal 2001, the Company estimated and recorded a $40.0 million special charge, or $0.70 per diluted share, in connection with certain contractual obligations and a value assessment of the Company's business operations. The Company also recorded as part of selling, general & administrative expenses, additional charges of $5.1 million, or $0.09 per diluted share, in the fiscal 2001 second quarter, primarily attributable to the implementation of the Company's restricted stock plan.

Results of Operations

Second Quarter

Revenues for the second quarter of fiscal 2002 were $236.6 million, representing a $9.0 million, or 3.9%, increase over revenues of $227.6 million in the second quarter of fiscal 2001.

Service revenues, including lottery and other services, in the fiscal 2002 second quarter were $209.6 million, representing a $5.4 million, or 2.6%, increase over service revenues of $204.2 million in the second quarter of fiscal 2001. This increase reflected higher domestic lottery service revenues, partially offset by lower international service revenues and the expiration of certain electronic benefit transfer contracts that the Company is in the process of winding down.

The Company's domestic lottery service revenues were $126.1 million in the second quarter of fiscal 2002, an increase of 15.6% over the $109.1 million recorded in the same period of fiscal 2001. This increase was primarily driven by higher same store sales, along with higher multi-state jackpot activity.

The Company's international lottery service revenues in the second quarter of fiscal 2002 were $80.8 million, a 7.9% decrease from the $87.7 million recorded in the second quarter of fiscal 2001, primarily due to the combined effect of contractual rate changes and the impact of the reduction in the dollar value of foreign currencies, primarily in Brazil. This decrease was partially offset by an increase in sales by several of the Company's international lottery customers and the launch of the national lottery in Colombia. Had average foreign exchange rates in the second quarter of the prior year prevailed in the second quarter of this year, the Company estimates that international service revenues for the fiscal 2002 second quarter would have been $91.3 million, or approximately 4% higher than reported in the second quarter of last year.

Product sales in the second quarter of fiscal 2002 were $27.0 million, an increase of $3.6 million over the $23.4 million of product sales in the second quarter of fiscal 2001. Product sales in the fiscal 2002 second quarter included sales of terminals and software to our customer in the United Kingdom, and the sale of terminals to our customer in New South Wales, Australia. Product sales in the second quarter of fiscal 2001 were principally comprised of the sale of a new online lottery system to our customer in New South Wales, Australia, along with equipment sales to South Africa.

Gross margins on service revenues improved from 30.2% in the second quarter of fiscal 2001 to 31.5% in the second quarter of fiscal 2002, primarily driven by higher multi-state jackpot activity, partially offset by start-up losses on new lottery system installations in Ukraine and Colombia.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales in the second quarter of fiscal 2002 were 12.2% compared to negative (26.6%) in the same period last year. During the second quarter of the prior year, the Company experienced cost over-runs on system installations in New South Wales, Australia and Israel.

Operating expenses in the second quarter of fiscal 2002 were $37.0 million, representing a $5.1 million, or 12.1%, decrease, when compared to the $42.1 million of operating expenses incurred in the second quarter of fiscal 2001, excluding the special and additional charges in the prior year quarter. This decrease was primarily attributable to cost reductions driven by the continued execution of the value assessment initiatives implemented in fiscal 2001 and the Company's increased emphasis on improving productivity and efficiency. As a percentage of revenues, exclusive of the prior year special and additional charges, operating expenses were 15.6% and 18.5% during the second quarters of fiscal 2002 and 2001, respectively.

Other expense of $1.7 million in the second quarter of fiscal 2002 was primarily comprised of the write-off of the Company's $9.3 million cost method investment in the common stock of an Internet security developer, partially offset by a $3.9 million gain on the sale of a majority interest in the Company's subsidiary in the Czech Republic, which owns certain lottery assets, along with $2.1 million of the amortization of the gain on the Company's April 1998 sale of its 22.5% interest in Camelot Group plc ("Camelot"), which is being amortized over the remaining period of Camelot's first operating license, due to expire in September 2001, and $1.6 million of foreign exchange gains from hedging contracts. Other income in the second quarter of fiscal 2001 of $1.8 million was comprised principally of the amortization of the gain on the sale of the Company's interest in Camelot.

The Company's effective income tax rate decreased from 39% in the second quarter of fiscal 2001 to 38% in the second quarter of fiscal 2002 principally due to lower state taxes and a reduction in non-deductible expenses.


Year to Date

Revenues for the first six months of fiscal 2002 were $471.5 million, representing a $1.9 million, or 0.4%, increase over revenues of $469.6 million in the first six months of fiscal 2001.

Service revenues, including lottery and other services, in the first six months of fiscal 2002 were $420.2 million, representing a $6.6 million, or 1.6%, decrease from service revenues of $426.8 million in the first six months of fiscal 2001. This decrease reflected a decline in international lottery service revenues and the expiration of certain electronic benefit transfer contracts, partially offset by higher domestic lottery service revenues.

The Company's international lottery service revenues in the first six months of fiscal 2002 were $168.1 million, a 4.4% decrease from the $175.8 million recorded in the first six months of fiscal 2001, primarily due to the combined effect of contractual rate changes and the impact of the reduction in the dollar value of foreign currencies. This decrease was partially offset by an increase in sales by several of the Company's international lottery customers and the launch of the national lottery in Colombia in the fourth quarter of the prior year. Had average foreign exchange rates in the first six months of the prior year prevailed in the first six months of this year, the Company estimates that international service revenues for the first six months of fiscal 2002 would have been $187.0 million, or approximately 6.3% higher, than reported in the first six months of last year.

The Company's domestic lottery service revenues were $245.4 million in the first six months of fiscal 2002, an increase of 4.0% over the $235.9 million recorded in the same period of fiscal 2001. This increase was primarily due to higher multi-state jackpot activity.

Product sales in the first six months of fiscal 2002 were $51.4 million, an increase of $8.6 million over the $42.8 million of product sales in the first six months of fiscal 2001. This increase was driven by sales of terminals and software to our customer in the United Kingdom.

Gross margins on service revenues were 31.4% in the first six months of fiscal 2002 compared to 33.1% in the first six months of fiscal 2001, primarily driven by contractual rate changes in Texas, along with start-up losses on new lottery system installations in Colombia and Ukraine.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales in the first six months of fiscal 2002 were 15.1% compared to negative (6.2%) in the same period last year. This increase was primarily due to the incurrence in the fiscal 2001 first half of cost over-runs on system installations in New South Wales, Australia and Israel.

Operating expenses in the first six months of fiscal 2002 were $75.7 million, representing a $13.5 million, or 15.1%, decrease, when compared to the $89.2 million of operating expenses incurred in the first six months of fiscal 2001, excluding the special and additional charges in the prior year first half. This decrease was primarily attributable to cost reductions driven by the continued execution of the value assessment initiatives implemented in fiscal 2001 and the Company's increased emphasis on improving productivity and efficiency. As a percentage of revenues, exclusive of the prior year special and additional charges, operating expenses were 16.0% and 19.0 % during the first six months of fiscal 2002 and 2001, respectively.

Other income of $0.5 million in the first six months of fiscal 2002 was comprised primarily of a $3.9 million gain on the sale of a majority interest in the Company's subsidiary in the Czech Republic, which owns certain lottery assets, the amortization of the gain on the sale of the Company's interest in Camelot, and $1.8 million of foreign exchange gains from hedging contracts. This was partially offset by the write-off of the Company's $9.3 million cost method investment in the common stock of an Internet security developer. Other income in the first six months of fiscal 2001 of $2.4 million was principally comprised of the amortization of the gain on the sale of the Company's interest in Camelot, partially offset by minority interest associated with the Company's 40% equity interest in a South African telecommunications company.

The Company's effective income tax rate decreased from 39% in the first six months of fiscal 2001 to 38% in the first six months of fiscal 2002 principally due to lower state taxes and a reduction in non-deductible expenses.


Changes in Financial Position, Liquidity and Capital Resources

During the first six months of fiscal 2002, the Company generated $187.2 million of cash from operations. This cash, together with $181.0 million of borrowings under the Company's Credit Facility, was primarily used to fund the purchase of $118.1 million of systems, equipment and other assets relating to contracts and to repurchase $186.3 million of the Company's common stock.

Trade accounts receivable decreased by $6.8 million, from $118.7 million at February 24, 2001 to $111.9 million at August 25, 2001, primarily due to collections of receivables related to product sales recorded in the fourth quarter of fiscal 2001, partially offset by progress billings on new system installations.

Other assets decreased by $21.7 million, from $116.7 million at February 24, 2001 to $95.0 million at August 25, 2001, primarily due to the write-off of the Company's cost method investment in the common stock of an Internet security developer, along with scheduled payments received on long-term sales type leases and payments received on loans to Uthingo, the consortium that operates the South Africa National Lottery. Included in other assets at August 25, 2001 were investments in and advances to unconsolidated affiliates totaling $14.5 million. The Company periodically evaluates the net realizable value of these investments to determine if a permanent impairment exists and, in the opinion of management, no such impairment existed at August 25, 2001. However, should future events and circumstances indicate a permanent impairment has occurred with regard to one or more of these investments, a charge to expense would be recorded at that time to reflect the adjustment in the net realizable value of the underlying investment.

Advance payments from customers increased by $34.5 million, from $55.4 million at February 24, 2001 to $89.9 million at August 25, 2001, primarily due to advances received from customers related to product sales expected to be delivered during the second half of fiscal 2002 and the first half of fiscal 2003.

Other liabilities increased by $7.3 million, from $29.9 million at February 24, 2001 to $37.2 million at August 25, 2001, primarily due to cash collected in excess of revenue recognized and minority interest payable related to the sale of a majority interest in the Company's subsidiary in the Czech Republic.

At August 25, 2001, the Company's current liabilites exceeded its current assets by $20.9 million, principally due to the $89.9 million of advance payments from customers.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2002 will be in a range of $210 million to $220 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. On June 22, 2001, the Company refinanced its Credit Facility with a syndicate of nine banks led by The Bank of America. The new credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of August 25, 2001 the Company had utilized approximately $48.0 million of its $300 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient for the foreseeable future to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations, to fund anticipated internal growth and to repurchase shares of the Company's Common Stock, from time to time, under the Company's open market share repurchase program.


Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first six months of fiscal 2002.


Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At August 25, 2001, after taking into consideration $150.0 million of interest rate swaps, the estimated fair value of the Company's $300.0 million of fixed rate debt approximated $307.6 million. At August 25, 2001, a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's fixed rate debt to $308.5 million and a hypothetical 10% decrease in interest rates would reduce the estimated fair value of the Company's fixed rate debt to $306.5 million. An independent investment banker determined the estimated fair value amounts.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

The Company uses various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. During the second quarter of fiscal 2002, the Company entered into two interest rate swaps for an aggregate amount of $150.0 million, which effectively entitle the Company to exchange fixed rate payments for variable rate payments from the period June 6, 2001 to August 15, 2007.


Foreign Currency Exchange Rates

Foreign exchange exposures arise from current and anticipated transactions denominated in a currency other than an entity's functional currency and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At August 25, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $13.2 million that would be recorded in the equity section of the Company's balance sheet.

At August 25, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $3.5 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At August 25, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2002 of $3.5 million. The percentage of fiscal 2002 anticipatory cash flows that were hedged varied throughout the second quarter of fiscal 2002, but averaged 71%.

As of August 25, 2001, the Company had contracts for the sale of foreign currency of approximately $140.4 million (primarily pounds sterling, Australian dollars, Euro, Brazilian reals and Moroccan Dirhams) and the purchase of foreign currency of approximately $29.8 million (primarily pounds sterling and Mexican pesos).


Item 3.       Quantitative and Qualitative Disclosures about Market Risk

See "Market Risk Disclosures" above.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

For information respecting certain legal proceedings relating to the Company, refer to Part I, Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters", Part I, Item 3
- "Legal Proceedings" and Note F to Consolidated Financial Statements, in the Company's fiscal 2001 Annual Report on Form 10-K, and Part II, Item 1 - "Legal Proceedings" included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2001.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) and (c)

The Company's Annual Meeting of Shareholders was held on July 9, 2001 and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. An aggregate of 29,833,301 shares of the Company's common stock ("Shares") were outstanding and entitled to vote at the meeting. At the meeting, the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1.       Election of three directors to serve until the 2004 Annual Meeting
         ------------------------------------------------------------------
         The following incumbent directors were reelected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

                 Nominee                                   For                            Withheld
             ----------------------                  -----------------                ---------------
             Howard S. Cohen                         26,273,351 Shares                229,035 Shares

             Robert M. Dewey, Jr.                    26,297,375 Shares                201,011 Shares

             Philip R. Lochner, Jr.                  26,298,127 Shares                204,259 Shares



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - The exhibits to this report are as follows:

         10.1 Business Services Agreement, dated May 24, 2001, by and between GTECH Corporation and Donald Stanford.

         10.2 Severance Agreement and Release, dated as of May 24, 2001, by and between GTECH Corporation and Donald Stanford.

(b) The Company filed a report on form 8-K with the Securities and Exchange Commission on July 3, 2001 concerning the Company's press release issued June 19, 2001 respecting fiscal 2002 first quarter results and financial guidance for fiscal 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GTECH HOLDINGS CORPORATION



Date:  October 1, 2001                  By  /s/ Jaymin B. Patel
                                        ----------------------------------------
                                        Jaymin B. Patel, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)



Date:  October 1, 2001                  By  /s/ Robert J. Plourde
                                        ----------------------------------------
                                        Robert J. Plourde, Vice President and
                                        Corporate Controller
                                        (Principal Accounting Officer)