Form 10-Q
period 2001-11-24
GTECH HOLDINGS CORP
filed 2002-01-03
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 24, 2001



Commission file number  1-11250
                       ---------



                           GTECH Holdings Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                             05-0450121
-----------------------------------------------             ---------------------------------
(State or other jurisdiction of                             (I.R.S. Employer Identification
incorporation or organization)                                           Number)


55 Technology Way, West Greenwich, Rhode Island                           02817
-----------------------------------------------             ---------------------------------
(Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code:  (401) 392-1000
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

Yes   X       No
    -----        -----


At December 29, 2001, there were 28,647,130 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                Page
PART I.  FINANCIAL INFORMATION                                                 Number
-------  ---------------------                                                 ------
Item 1.   Financial Statements

          Consolidated Balance Sheets                                            3

          Consolidated Income Statements                                        4-5

          Consolidated Statements of Cash Flows                                  6

          Consolidated Statements of Shareholders' Equity                        7

          Notes to Consolidated Financial Statements                            8-13

Item 2.   Management's Discussion and Analysis of Financial Condition          14-22
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk             22

PART II.  OTHER INFORMATION
-------   ------------------
Item 1.   Legal Proceedings                                                      23

Item 6.   Exhibits and Reports on Form 8-K                                       24

SIGNATURES                                                                       25
----------
EXHIBITS
--------

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES                                                   (Unaudited)
                                                                                              November 24,      February 24,
                                                                                                 2001              2001
                                                                                              ------------      ------------
ASSETS                                                                                            (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                                 $    11,433       $    46,948
    Trade accounts receivable                                                                      94,359           118,721
    Sales-type lease receivables                                                                    7,972             8,722
    Inventories                                                                                   105,734           117,789
    Deferred income taxes                                                                          26,850            26,850
    Other current assets                                                                           19,324            18,798
                                                                                                                -----------
        TOTAL CURRENT ASSETS                                                                      265,672           337,828

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                       1,340,536         1,283,414
Less: Accumulated Depreciation                                                                   (953,640)         (922,080)
                                                                                              -----------       -----------
                                                                                                  386,896           361,334

GOODWILL                                                                                          118,321           122,325

OTHER ASSETS                                                                                       92,923           116,673
                                                                                              -----------       -----------
        TOTAL ASSETS                                                                          $   863,812       $   938,160
                                                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short term borrowings                                                                     $     2,541       $     2,316
    Accounts payable                                                                               38,827            49,267
    Accrued expenses                                                                               69,530            65,571
    Employee compensation                                                                          32,041            31,898
    Advance payments from customers                                                                79,794            55,418
    Income taxes payable                                                                           66,030            64,573
    Current portion of long-term debt                                                               3,583             3,512
                                                                                              -----------       -----------
        TOTAL CURRENT LIABILITIES                                                                 292,346           272,555

LONG-TERM DEBT, less current portion                                                              325,938           316,961

OTHER LIABILITIES                                                                                  33,487            29,883

DEFERRED INCOME TAXES                                                                               4,399             4,399

SHAREHOLDERS' EQUITY
    Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued               --                --
    Common Stock, par value $.01 per share--150,000,000 shares authorized,
      46,039,390 and 44,507,315 shares issued, 29,080,025 and
      34,257,527 shares outstanding at November 24, 2001 and February
      24, 2001, respectively                                                                          460               445
    Additional paid-in capital                                                                    225,296           183,294
    Equity carryover basis adjustment                                                              (7,008)           (7,008)
    Accumulated other comprehensive loss                                                         (100,542)          (85,852)
    Retained earnings                                                                             534,566           479,305
                                                                                              -----------       -----------
                                                                                                  652,772           570,184
    Less cost of 16,959,365 and 10,249,788 shares in treasury at
      November 24, 2001 and February 24, 2001, respectively                                      (445,130)         (255,822)
                                                                                              -----------       -----------
                                                                                                  207,642           314,362
                                                                                              -----------       -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $   863,812       $   938,160
                                                                                              ===========       ===========


See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                 (Unaudited)
                                                             Three Months Ended
                                                         ----------------------------
                                                         November 24,    November 25,
                                                            2001            2000
                                                         ------------    ------------
                                                           (Dollars in thousands,
                                                          except per share amounts)
Revenues:
    Services                                             $    196,427    $    213,827
    Sales of products                                          67,152           7,204
                                                         ------------    ------------
                                                              263,579         221,031

Costs and expenses:
    Costs of services                                         138,346         145,338
    Costs of sales                                             51,147           7,272
                                                         ------------    ------------
                                                              189,493         152,610
                                                         ------------    ------------

Gross profit                                                   74,086          68,421


Selling, general and administrative                            26,692          24,575
Research and development                                        7,980          11,912
Goodwill amortization                                           1,493           1,473
                                                         ------------    ------------
    Operating expenses                                         36,165          37,960
                                                         ------------    ------------

Operating income                                               37,921          30,461

Other income (expense):
    Interest income                                             1,070           1,343
    Equity in earnings of unconsolidated affiliates             1,255             520
    Other income                                                  250           4,771
    Interest expense                                           (5,624)         (7,116)
                                                         ------------    ------------

Income before income taxes                                     34,872          29,979

Income taxes                                                   13,251          11,692
                                                         ------------    ------------

Net income                                               $     21,621    $     18,287
                                                         ============    ============

Basic earnings per share                                 $        .75    $        .53
                                                         ============    ============

Diluted earnings per share                               $        .73    $        .53
                                                         ============    ============

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS
GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                (Unaudited)
                                                             Nine Months Ended
                                                         ---------------------------
                                                         November 24,   November 25,
                                                            2001           2000
                                                         ------------   ------------
                                                            (Dollars in thousands,
                                                          except per share amounts)
Revenues:
    Services                                             $    616,597   $    640,667
    Sales of products                                         118,531         49,970
                                                         ------------   ------------
                                                              735,128        690,637
Costs and expenses:
    Costs of services                                         426,430        430,723
    Costs of sales                                             94,747         52,698
                                                         ------------   ------------
                                                              521,177        483,421
                                                         ------------   ------------

Gross profit                                                  213,951        207,216


Selling, general and administrative                            83,343         89,373
Research and development                                       23,949         38,189
Goodwill amortization                                           4,556          4,691
Special charge                                                     --         40,018
                                                         ------------   ------------
    Operating expenses                                        111,848        172,271
                                                         ------------   ------------

Operating income                                              102,103         34,945

Other income (expense):
    Interest income                                             4,324          4,312
    Equity in earnings of unconsolidated affiliates             3,830          2,614
    Other income                                                  743          7,212
    Interest expense                                          (18,475)       (20,804)
                                                         ------------   ------------

Income before income taxes                                     92,525         28,279


Income taxes                                                   35,159         11,029
                                                         ------------   ------------

Net income                                               $     57,366   $     17,250
                                                         ============   ============

Basic earnings per share                                 $       1.93   $        .50
                                                         ============   ============

Diluted earnings per share                               $       1.89   $        .50
                                                         ============   ============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                   (Unaudited)
                                                                                 Nine Months Ended
                                                                            ---------------------------
                                                                            November 24,    November 25,
                                                                               2001            2000
                                                                            ------------    ------------
                                                                               (Dollars in thousands)
OPERATING ACTIVITIES

Net income                                                                  $     57,366    $     17,250
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                                118,483         121,473
     Intangibles amortization                                                      6,356           9,351
     Goodwill amortization                                                         4,556           4,691
     Special charge                                                                   --          40,018
     Equity in losses of unconsolidated affiliates,
        net of dividends received                                                   (588)           (922)
     Other                                                                         3,970            (815)
     Changes in operating assets and liabilities:
        Trade accounts receivable                                                 27,654          25,839
        Inventories                                                               12,055         (30,977)
        Special charge                                                            (6,272)        (23,599)
        Other assets and liabilities                                              31,016         (13,447)
                                                                            ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        254,596         148,862

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts          (146,117)       (107,916)
Investments in and advances to unconsolidated subsidiaries                         3,786         (14,275)
Other                                                                              7,267          (9,220)
                                                                            ------------    ------------
NET CASH USED FOR INVESTING ACTIVITIES                                          (135,064)       (131,411)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                     186,000          92,500
Principal payments on long-term debt                                            (182,298)       (100,066)
Purchases of treasury stock                                                     (194,389)        (13,995)
Proceeds from stock options                                                       40,968             325
Other                                                                             (1,056)          5,587
                                                                            ------------    ------------
NET CASH USED FOR FINANCING ACTIVITIES                                          (150,775)        (15,649)


Effect of exchange rate changes on cash                                           (4,272)         (3,150)
                                                                            ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                            (35,515)         (1,348)

Cash and cash equivalents at beginning of period                                  46,948          11,115
                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     11,433    $      9,767
                                                                            ============    ============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                            Equity    Accumulated
                                                             Additional   Carryover      Other
                                        Outstanding  Common   Paid-in       Basis    Comprehensive  Retained   Treasury
                                           Shares    Stock    Capital    Adjustment  Income (Loss)  Earnings     Stock      Total
                                        -----------  ------  ----------  ----------  -------------  --------  ---------- ---------
                                                                          (Dollars in thousands)
Balance at February 24, 2001             34,257,527  $  445  $  183,294  $   (7,008) $     (85,852) $479,305  $(255,822) $ 314,362

Comprehensive income:
  Net income                                     --      --          --          --             --    57,366         --     57,366
  Other comprehensive income
   (loss), net of tax:
    Foreign currency translation                 --      --          --          --        (14,929)       --         --    (14,929)
    Net gain on derivative instruments           --      --          --          --            281        --         --        281
    Unrealized loss on investments               --      --          --          --            (42)       --         --        (42)
                                                                                                                          --------
Comprehensive income                                                                                                        42,676
Treasury shares repurchased              (6,907,900)     --          --          --             --        --   (194,389)  (194,389)
Shares reissued under employee
    stock purchase and stock
    award plans                             198,323      --          --          --             --    (2,105)     5,081      2,976
Shares issued upon exercise of
  stock options                           1,532,075      15      40,953          --             --        --         --     40,968
Other stock based compensation                   --      --       1,049          --             --        --         --      1,049
                                        -----------  ------  ----------  ----------  -------------  --------  ---------  ---------
Balance at November 24, 2001             29,080,025  $  460  $  225,296  $   (7,008) $    (100,542) $534,566  $(445,130) $ 207,642
                                        ===========  ======  ==========  ==========  =============  ========  =========  =========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation (the "Company"), the parent of GTECH Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 24, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 23, 2002. The balance sheet at February 24, 2001 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's fiscal 2001 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.


NOTE B -- INVENTORIES                          November 24,      February 24,
                                                   2001              2001
                                               ------------     ---------------
                                                     (Dollars in thousands)
Inventories consist of:
    Raw materials                              $      4,031     $        45,689
    Work in progress                                 92,242              57,210
    Finished goods                                    9,461              14,890
                                               ------------     ---------------
                                               $    105,734     $       117,789
                                               ============     ===============


NOTE C -- LONG-TERM DEBT                       November 24,      February 24,
                                                   2001              2001
                                               ------------     ---------------
                                                     (Dollars in thousands)
Long-term debt consists of:
    7.75% Series A Senior Notes due 2004       $    150,000     $       150,000
    7.87% Series B Senior Notes due 2007            150,000             150,000
    Revolving credit facility                         8,000                 ---
    Other                                            21,521              20,473
                                               ------------     ---------------
                                                    329,521             320,473
    Less current portion                              3,583               3,512
                                               ------------     ---------------
                                               $    325,938     $       316,961
                                               ============     ===============

In the second quarter of fiscal 2002, the Company refinanced its revolving credit facility with a syndicate of nine banks led by The Bank of America, which provides for an unsecured revolving line of credit of $300 million maturing in June 2006 (the "Credit Facility"). At November 24, 2001, the weighted average interest rate for outstanding borrowings under the Credit Facility was 2.77%.

On December 10, 2001, after the close of the Company's fiscal 2002 third quarter, the Company announced that it has launched an offer to purchase up to $150 million aggregate principal amount of its 7.75% Series A Senior Notes due 2004 and its 7.87% Series B Guaranteed Senior Notes due 2007 (collectively, the "Senior Notes") issued by GTECH Corporation. The offer expires on January 9, 2002, unless extended or earlier terminated, and is conditioned on, among other things, raising debt to finance such purchases.

On December 18, 2001, after the close of the Company's fiscal 2002 third quarter, the Company issued, through a private placement, $175 million of 1.75% Convertible Debentures due 2021. The debentures will be convertible into shares of the Company's common stock initially at a conversion price of approximately $55.00 if the sale price of the Company's common stock exceeds 120% of the conversion price over specified periods, and in certain other circumstances. At the initial conversion price, each $1,000 principal amount of debentures will be convertible into 18.1818 shares of the Company's common stock. The initial conversion price represents a 30.3% premium over the closing price of the Company's common stock on December 12, 2001, which was $42.20 per share. In addition, the debentures will be redeemable at the Company's option beginning in December 2006, and the holders may require the Company to repurchase the debentures on December 15, 2004, 2006, 2011 and 2016, and in certain other circumstances. Certain of the Company's subsidiaries guarantee its obligations under the debentures.

The Company intends to use the net proceeds from the sale of the debentures, along with additional borrowings under its credit facility, if needed, for the repayment of certain of the Senior Notes, pursuant to the offer to purchase, including payment of any applicable premiums, fees and expenses, and the repurchase of up to $40 million of the Company's common stock under its share repurchase program.


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

NOTE F--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended             Nine Months Ended
                                           ----------------------------   ---------------------------
                                            November 24,   November 25,   November 24,   November 25,
                                               2001           2000           2001           2000
                                           -------------   ------------   ------------   ------------
                                           (Dollars and shares in thousands, except per share amounts)
Numerator:
    Net income                             $      21,621   $     18,287   $     57,366   $     17,250
                                           =============   ============   ============   ============

Denominator:
    Weighted average shares-Basic                 28,895         34,471         29,731         34,714

Effect of dilutive securities:
    Employee stock options and
      unvested restricted shares                     699             22            633             25
                                           -------------   ------------   ------------   ------------
    Weighted average shares-Diluted               29,594         34,493         30,364         34,739
                                           =============   ============   ============   ============

Basic earnings per share                   $         .75   $        .53   $       1.93   $        .50
                                           =============   ============   ============   ============

Diluted earnings per share                 $         .73   $        .53   $       1.89   $        .50
                                           =============   ============   ============   ============


NOTE G -- COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

                                                      Three Months Ended             Nine Months Ended
                                                   ---------------------------   ---------------------------
                                                   November 24,   November 25,   November 24,   November 25,
                                                      2001           2000           2001           2000
                                                   ------------   ------------   ------------   ------------
                                                                     (Dollars in thousands)
Net income                                         $     21,621   $     18,287   $     57,366   $     17,250

Other comprehensive income (loss), net of tax:
   Foreign currency translation                          (1,598)        (7,917)       (14,929)       (14,288)
   Net gain (loss) on derivative instruments              2,413           (201)           281           (175)
   Unrealized gain (loss) on investments                     (6)            78            (42)            78
                                                   ------------   ------------   ------------   ------------
Comprehensive income                               $     22,430   $     10,247   $     42,676   $      2,865
                                                   ============   ============   ============   ============

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

The Company's business segment data is summarized below:

                                                          Three Months Ended                Nine Months Ended
                                                     -----------------------------    -------------------------------
                                                     November 24,     November 25,     November 24,      November 25,
                                                         2001             2000             2001              2000
                                                     ------------     ------------     ------------      ------------
                                                                         (Dollars in thousands)
Revenues from external sources:
    Lottery                                          $    258,218     $    209,925     $    717,157      $    658,115
    All other                                               5,361           11,106           17,971            32,522
                                                     ------------     ------------     ------------      ------------
    Consolidated                                     $    263,579     $    221,031     $    735,128      $    690,637
                                                     ============     ============     ============      ============

Net operating profit (loss) after income taxes:
    Lottery                                          $     25,772     $     22,339     $     71,954      $     56,662
    All other                                                 253            1,016             (857)              404
                                                     ------------     ------------     ------------      ------------
    Consolidated                                     $     26,025     $     23,355     $     71,097      $     57,066
                                                     ============     ============     ============      ============

A reconciliation of net operating profit after income taxes to net income as reported on the Consolidated Income Statements is as follows:

                                                  Three Months Ended                    Nine Months Ended
                                             ------------------------------     -------------------------------
                                             November 24,      November 25,      November 24,      November 25,
                                                 2001              2000             2001              2000
                                             ------------      ------------     ------------      ------------
                                                                  (Dollars in thousands)
Net operating profit after income taxes      $     26,025      $     23,355      $     71,097      $     57,066
    Reconciling items, net of tax:
    Special charge                                     --                --                --           (24,411)
    Interest expense                               (3,486)           (4,340)          (11,454)          (12,690)
    Other                                            (918)             (728)           (2,277)           (2,715)
                                             ------------      ------------      ------------      ------------
Net income                                   $     21,621      $     18,287      $     57,366      $     17,250
                                             ============      ============      ============      ============

NOTE I -- SPECIAL CHARGES

In fiscal 2001, the Company recorded special charges of $42.3 million in connection with certain contractual obligations and a value assessment of the Company's business operations. The major components of the special charges consisted of $14.0 million for a workforce reduction that eliminated approximately 255 Company positions worldwide, $11.5 million for contractual obligations in connection with the departures in July 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $8.5 million for costs associated with the exit of certain business acquisition strategies and product lines and $8.3 million for the termination of consulting agreements and facility exit costs, net of gains on the disposition of Company aircraft.

A summary of the special charge activity, which is included in accrued expenses in the Company's Consolidated Balance Sheets, is as follows:

                                                                    Exit of Certain
                                   Worldwide        Executive           Business
                                   Workforce        Contractual      Strategies and
                                   Reduction        Obligations      Product Lines       Other           Total
                                  -----------       -----------     ---------------     --------       --------
                                                                (Dollars in thousands)
Special charges                   $    13,958       $    11,518       $     8,536       $  8,258       $ 42,270
Cash expenditures                      (6,032)           (9,965)           (4,140)        (3,289)       (23,426)
Noncash charges                            --                --            (4,396)        (4,017)        (8,413)
                                  -----------       -----------       -----------       --------       --------
Balance at February 24, 2001            7,926             1,553                --            952         10,431
Change in estimate                       (510)              (55)               --            565             --
Cash expenditures                      (4,329)             (504)               --         (1,439)        (6,272)
                                  -----------       -----------       -----------       --------       --------
Balance at November 24, 2001      $     3,087       $       994       $        --       $     78       $  4,159
                                  ===========       ===========       ===========       ========       ========

NOTE J -- STOCK REPURCHASE

During the first nine months of fiscal 2002, the Company repurchased 6,907,900 shares of its common stock for $194.4 million.

On December 4, 2001, after the close of the Company's fiscal 2002 third quarter, the Board of Directors authorized a new share repurchase program for up to an aggregate amount of $75 million of the Company's common stock through February 2003. The new program is in addition to the unused capacity of approximately $16 million remaining in the Company's existing program, which was scheduled to expire on June 30, 2002. The Company plans to periodically repurchase the shares in the open market based on market conditions and corporate considerations.

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning in the first quarter of fiscal 2003 (the quarter ended May 25, 2002). The Company is currently evaluating the effect these new standards will have on the earnings and the financial position of the Company.


NOTE L - ASSET IMPAIRMENT

During the second quarter of fiscal 2002, the Company wrote-off its $9.3 million cost method investment in the common stock of an Internet security developer. This amount is included in the other income line item in the Company's Consolidated Income Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements may include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: (i) governmental regulations and other actions affecting the online lottery industry could have a negative effect on the Company's business, (ii) the Company's lottery operations are dependent upon its continued ability to retain and extend its existing contracts (including with respect to several of the Company's significant online lottery service contracts which are the subject of competitive procurement procedures over the next 14 months) and win new contracts, (iii) slow growth or declines in sales of online lottery goods and services could adversely affect the Company's future revenues and profitability,
(iv) the Company has significant foreign exchange exposure, (v) the Company is subject to the economic, political and social instability risks of doing business in foreign jurisdictions, (vi) the Company has a concentrated customer base, and the loss of any of its larger customers could harm its results, (vii) the Company's quarterly operating results may fluctuate significantly, (viii) the Company operates in a highly competitive environment, (ix) the Company is subject to substantial penalties for failure to perform under its contracts, (x) the Company may not be able to respond to technological changes or satisfy future technological demands of its customers, (xi) expansion of the gaming industry faces opposition which may limit the legalization, or expansion, of online gaming to the detriment of the Company's business, financial condition, results and prospects, (xii) the Company's business prospects and future success depend upon its ability to attract and retain qualified employees, (xiii) the Company may be subject to adverse determinations in pending legal proceedings, and (xiv) other risks and uncertainties set forth below and elsewhere in this report, in the Company's fiscal 2001 Form 10-K, and in the Company's subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.

General

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February and fiscal 2002 ends on February 23, 2002.

The Company has derived substantially all of its revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Service revenues have been derived primarily from lottery service contracts. These contracts are typically at least five years in duration, and generally provide compensation to the Company based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Product sale revenues have been derived primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The Company's gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product sales during fiscal 2002 will be in a range of $168 million to $173 million.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, in May 2000 and December 2000, the Company entered into agreements that permit bill payments over its Brazilian and Chilean lottery networks, respectively.

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

The Company is a global business and derives a substantial portion of its revenues from operations outside of the United States. In particular, in fiscal 2001, the Company derived approximately 44% of its revenues from its international operations and approximately 12% of its revenues from its Brazilian operations alone. In addition, a substantial portion of the Company's assets are held outside of the United States. At November 24, 2001, the Company had approximately $15.8 million of accounts receivable and net fixed assets associated with customers in Argentina. The recent economic instability in Argentina and any associated devaluation of the peso could have a material adverse effect not only on the value of the Company's assets in that country, but also on a customer's ability to pay the Company.


Upcoming Significant Contract Rebids

A significant portion of the Company's revenues and cash flow is derived from its portfolio of long-term online lottery service contracts, each of which in the ordinary course of the Company's business periodically is the subject of competitive procurement or renegotiation. Through fiscal 2003 (which ends in February 2003), several of the Company's larger contracts, as measured by annual revenues, will be the subject of competitive procurements to select contractors to supply lottery goods and services upon the termination of the Company's current contracts. Among these is the National Lottery of Brazil, the Company's largest contract, which accounted for 12.1% of the Company's consolidated revenues in fiscal 2001 (which ended in February 2001). Caixa Economica Federal, the operator of Brazil's national lottery, has indicated that upon expiration of the Company's current contract, it may choose to handle internally some non-lottery operations currently performed by the Company under its contract and, with regard to the remaining lottery operations, may seek to proceed with a competitive procurement process calculated to result in multiple vendors to administer the national lottery, which is presently administered solely by the Company. Other large contracts that will be subject to competitive procurement through fiscal 2003 include the California and Georgia lottery contracts. See
Part I, Item 1 -- "Certain Factors That May Affect Future Performance - Strengthening of Competition" and "Lottery Contract Awards and Related Significant Developments" in the Company's fiscal 2001 Annual Report on Form 10-K for further information concerning these matters.

Effect of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning in the first quarter of fiscal 2003 (the quarter ended May 25, 2002). The Company is currently evaluating the effect these new standards will have on the earnings and the financial position of the Company.


Prior Year Special and Additional Charges

During fiscal 2001, the Company estimated and recorded a $42.3 million special charge, of which $40 million, or $0.70 per diluted share, was recorded in the first nine months of fiscal 2001, in connection with certain contractual obligations and a value assessment of the Company's business operations. The Company also recorded, during the first nine months of fiscal 2001, as part of selling, general & administrative expenses, additional charges of $5.1 million, or $0.09 per diluted share, primarily attributable to the implementation of the Company's restricted stock plan. See Note P to the Consolidated Financial Statements in the Company's fiscal 2001 Annual Report on Form 10-K, for further information concerning this matter.


Results of Operations

Third Quarter

Revenues for the third quarter of fiscal 2002 were $263.6 million, representing a $42.6 million, or 19.2%, increase over revenues of $221.0 million in the third quarter of fiscal 2001.

Service revenues, including lottery and other services, in the fiscal 2002 third quarter were $196.4 million, representing a $17.4 million, or 8.1%, decrease from service revenues of $213.8 million in the third quarter of fiscal 2001. This decrease was primarily driven by a reduction in international lottery service revenues of $10.6 million, along with the expiration of certain electronic benefit transfer contracts.

The Company's international lottery service revenues in the third quarter of fiscal 2002 were $82.3 million, an 11.4% decrease from the $92.9 million recorded in the third quarter of fiscal 2001, primarily due to the combined effect of the weakening of the Brazilian real against the United States dollar and contractual rate changes. This decrease was partially offset by an increase in sales by several of the Company's international lottery customers and the launch of the national lotteries in Jamaica and Colombia. Had average foreign exchange rates in the third quarter of the prior year prevailed in the third quarter of this year, the Company estimates that international service revenues for the fiscal 2002 third quarter would have been $91.8 million, or 1.2% lower than reported in the third quarter of last year.

The Company's fiscal 2002 third quarter domestic lottery service revenues of $112.0 million were comparable to the third quarter of fiscal 2001. Same store sales growth, combined with the impact of net contract wins, generated growth of 2%, which was fully offset by lower jackpot activity.

Product sales in the third quarter of fiscal 2002 were $67.2 million, an increase of $60.0 million over the $7.2 million of product sales in the third quarter of fiscal 2001. Product sales in the fiscal 2002 third quarter included sales of terminals and software to our customer in the United Kingdom.

Gross margins on service revenues were 29.6% in the third quarter of fiscal 2002 compared to 32.0% in the third quarter of fiscal 2001. This decrease was primarily driven by the weakening of the Brazilian real against the United States dollar.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales in the third quarter of fiscal 2002 were 23.8% compared to negative (0.9%) in the same period last year, primarily due to the large volume of sales of terminals and software to our customer in the United Kingdom. In addition, cost over-runs on system installations in New South Wales, Australia adversely impacted the fiscal 2001 third quarter margins.

Operating expenses in the third quarter of fiscal 2002 were $36.2 million, representing a $1.8 million, or 4.7%, decrease, when compared to the $38.0 million of operating expenses incurred in the third quarter of fiscal 2001. This decrease was primarily attributable to cost reductions driven by the continued execution of the value assessment initiatives implemented in fiscal 2001 and the Company's increased emphasis on improving productivity and efficiency. As a percentage of revenues, operating expenses were 13.7% and 17.2% during the third quarters of fiscal 2002 and 2001, respectively.

Other income in the third quarter of fiscal 2002 decreased from $4.8 million in the third quarter of fiscal 2001 to $0.3 million in the third quarter of fiscal 2002, due primarily to the expiration of the amortization of the gain on the sale of the Company's 22.5% equity interest in Camelot Group plc ("Camelot"), which was sold in April 1998, and which was amortized over the remaining period of Camelot's first operating license which expired in September 2001. In addition, the prior year third quarter included a gain on the sale of the Company's remaining investment in Suffolk Downs of $1.6 million.

The Company's effective income tax rate decreased from 39% in the third quarter of fiscal 2001 to 38% in the third quarter of fiscal 2002 principally due to lower state taxes and a reduction in non-deductible expenses.


Year to Date

Revenues for the first nine months of fiscal 2002 were $735.1 million, representing a $44.5 million, or 6.4%, increase over revenues of $690.6 million in the first nine months of fiscal 2001.

Service revenues, including lottery and other services, in the first nine months of fiscal 2002 were $616.6 million, representing a $24.1 million, or 3.8%, decrease from service revenues of $640.7 million in the first nine months of fiscal 2001. This decrease was primarily driven by a reduction in international lottery service revenues of $18.3 million, along with the expiration of certain electronic benefit transfer contracts, partially offset by higher domestic lottery service revenues.

The Company's international lottery service revenues in the first nine months of fiscal 2002 were $250.4 million, an $18.3 million, or 6.8% decrease, from the $268.7 million recorded in the first nine months of fiscal 2001, primarily due to the combined effect of the weakening of the Brazilian real against the United States dollar and contractual rate changes. This decrease was partially offset by an increase in sales by several of the Company's international lottery customers and the launch of the national lotteries in Colombia and Jamaica. Had average foreign exchange rates in the first nine months of the prior year prevailed in the first nine months of this year, the Company estimates that international service revenues for the first nine months of fiscal 2002 would have been $278.8 million, or approximately 3.8% higher, than reported in the first nine months of last year.

The Company's domestic lottery service revenues were $357.4 million in the first nine months of fiscal 2002, an increase of $8.9 million, or 2.5%, over the $348.5 million recorded in the same period of fiscal 2001. This increase was primarily due to higher multi-state jackpot activity.

Product sales in the first nine months of fiscal 2002 were $118.5 million, an increase of $68.5 million over the $50.0 million of product sales in the first nine months of fiscal 2001. This increase was driven by sales of terminals and software to our customer in the United Kingdom.

Gross margins on service revenues were 30.8% in the first nine months of fiscal 2002 compared to 32.8% in the first nine months of fiscal 2001, primarily driven by the weakening of the Brazilian real against the United States dollar, along with start-up losses on new lottery system installations in Ukraine and Colombia.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales in the first nine months of fiscal 2002 were 20.1% compared to negative (5.5%) in the same period last year, primarily due to the large volume of sales of terminals and software to our customer in the United Kingdom. In addition, cost over-runs on system installations in New South Wales, Australia and Israel adversely impacted prior year margins.

Operating expenses in the first nine months of fiscal 2002 were $111.8 million, representing a $60.5 million, or 54.1%, decrease, when compared to the $172.3 million of operating expenses incurred in the first nine months of fiscal 2001. This decrease was principally due to the absence of $45.1 million of prior year special and additional charges, along with $15.4 million of reductions driven by the continued execution of the value assessment initiatives implemented in fiscal 2001 and the Company's increased emphasis on improving productivity and efficiency. As a percentage of revenues, exclusive of the prior year special and additional charges, operating expenses were 15.2% and 19.1% during the first nine months of fiscal 2002 and 2001, respectively.

Other income declined from $7.2 million in the first nine months of fiscal 2001 to $0.7 million in the first nine months of fiscal 2002. This decline was primarily due to the write-off of the Company's $9.3 million cost method investment in the common stock of an Internet security developer which was partially offset by a $3.9 million gain on the sale of a majority interest in the Company's subsidiary in the Czech Republic, which owns certain lottery assets.

The Company's effective income tax rate decreased from 39% in the first nine months of fiscal 2001 to 38% in the first nine months of fiscal 2002 principally due to lower state taxes and a reduction in non-deductible expenses.

Recent Developments

On December 10, 2001, after the close of the Company's fiscal 2002 third quarter, the Company announced that it has launched an offer to purchase up to $150 million aggregate principal amount of its 7.75% Series A Senior Notes due 2004 and its 7.87% Series B Guaranteed Senior Notes due 2007 (collectively, the "Senior Notes") issued by GTECH Corporation. The offer expires on January 9, 2002, unless extended or earlier terminated, and is conditioned on, among other things, raising debt to finance such purchases.

On December 18, 2001, after the close of the Company's fiscal 2002 third quarter, the Company issued, through a private placement, $175 million of 1.75% Convertible Debentures due 2021. The debentures will be convertible into shares of the Company's common stock initially at a conversion price of approximately $55.00 if the sale price of the Company's common stock exceeds 120% of the conversion price over specified periods, and in certain other circumstances. At the initial conversion price, each $1,000 principal amount of debentures will be convertible into 18.1818 shares of the Company's common stock. The initial conversion price represents a 30.3% premium over the closing price of the Company's common stock on December 12, 2001, which was $42.20 per share. In addition, the debentures will be redeemable at the Company's option beginning in December 2006, and the holders may require the Company to repurchase the debentures on December 15, 2004, 2006, 2011 and 2016, and in certain other circumstances. Certain of the Company's subsidiaries guarantee its obligations under the debentures.

The Company intends to use the net proceeds from the sale of the debentures, along with additional borrowings under its credit facility, if needed, for the repayment of certain of the Senior Notes, pursuant to the offer to purchase, including payment of any applicable premiums, fees and expenses, and the repurchase of up to $40 million of the Company's common stock under its share repurchase program.

The Company expects to record an extraordinary charge against fiscal 2002 fourth quarter earnings in the range of $11 to $14 million, net of taxes, or $0.35 to $0.46 per diluted share, as a result of tender premiums and prepayment fees associated with the early retirement of the Senior Notes and refinancing of the Company's World Headquarters facilities by an unconsolidated partnership in which the Company is a limited partner.

Changes in Financial Position, Liquidity and Capital Resources

During the first nine months of fiscal 2002, the Company generated $254.6 million of cash from operations. This cash, together with $186.0 million of borrowings under the Company's Credit Facility, was primarily used to fund the purchase of $146.1 million of systems, equipment and other assets relating to contracts, to repay $182.3 million of long-term debt, and to repurchase $194.4 million of the Company's common stock.

Trade accounts receivable decreased by $24.3 million, from $118.7 million at February 24, 2001 to $94.4 million at November 24, 2001, primarily due to collections of receivables related to product sales recorded in the fourth quarter of fiscal 2001, along with the payment of certain disputed amounts by the Company's customer in the Czech Republic.

Inventories decreased by $12.1 million, from $117.8 million at February 24, 2001 to $105.7 million at November 24, 2001, primarily due to the shipment of inventory for new system installations in New York and Ohio, partially offset by increased inventory related to product sales expected to be delivered during the remainder of fiscal 2002 and the first half of fiscal 2003.

Other assets decreased by $23.8 million, from $116.7 million at February 24, 2001 to $92.9 million at November 24, 2001, primarily due to the write-off of the Company's cost method investment in the common stock of an Internet security developer, along with scheduled payments received on long-term sales type leases.

Included in other assets at November 24, 2001 were investments in and advances to unconsolidated affiliates totaling $13.4 million. The Company periodically evaluates the net realizable value of these investments to determine if a permanent impairment exists and, in the opinion of management, no such impairment existed at November 24, 2001. However, should future events and circumstances indicate a permanent impairment has occurred with regard to one or more of these investments, a charge to expense would be recorded at that time to reflect the adjustment in the net realizable value of the underlying investment.

Accounts payable decreased by $10.5 million, from $49.3 million at February 24, 2001 to $38.8 million at November 24, 2001, primarily due to the timing of payments relating to ongoing lottery system installations.

Advance payments from customers increased by $24.4 million, from $55.4 million at February 24, 2001 to $79.8 million at November 24, 2001, primarily due to advances received from customers related to product sales expected to be delivered during the remainder of fiscal 2002 and the first half of fiscal 2003.

At November 24, 2001, the Company's current liabilities exceeded its current assets by $26.7 million, principally due to the $79.8 million of advance payments from customers.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, the Company currently anticipates that the level of capital expenditures for systems, equipment and other assets relating to contracts required during fiscal 2002 will be in a range of $190 million to $200 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's Credit Facility. On June 22, 2001, the Company refinanced its Credit Facility with a syndicate of nine banks led by The Bank of America. The new credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of November 24, 2001, the Company had utilized approximately $8 million of its $300 million Credit Facility. The Company currently expects that its cash flow from operations and available borrowings under its Credit Facility will be sufficient for the foreseeable future to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations, to fund anticipated internal growth and to repurchase shares of the Company's common stock, from time to time, under the Company's open market share repurchase program.

On December 4, 2001, after the close of the Company's fiscal 2002 third quarter, the Board of Directors authorized a new share repurchase program for up to an aggregate amount of $75 million of the Company's common stock through February 2003. The new program is in addition to the unused capacity of approximately $16 million remaining in the Company's existing program, which was scheduled to expire on June 30, 2002. The Company plans to periodically repurchase the shares in the open market based on market conditions and corporate considerations.

Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first nine months of fiscal 2002.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At November 24, 2001, after taking into consideration $150 million of interest rate swaps, the estimated fair value of the Company's $300 million of fixed rate debt approximated $309.3 million. At November 24, 2001, after taking into consideration $150 million of interest rate swaps, a hypothetical 10% increase in interest rates would increase the estimated fair value of the Company's fixed rate debt to $310.6 million and a hypothetical 10% decrease in interest rates would reduce the estimated fair value of the Company's fixed rate debt to $307.9 million. An independent investment banker determined the estimated fair value amounts.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

The Company uses various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. In June 2001, the Company entered into two interest rate swaps for an aggregate amount of $150 million, which effectively entitle the Company to exchange fixed rate payments for variable rate payments from the period June 6, 2001 to May 15, 2007.

Foreign Currency Exchange Rates

Foreign exchange exposures arise from current and anticipated transactions denominated in currencies other than the Company's functional currency (United States dollars) and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts.

The Company seeks to manage its foreign exchange risk by securing payment from its customers in United States dollars, by sharing risk with its customers, by utilizing foreign currency borrowings, by leading and lagging receipts and payments and by entering into foreign currency exchange and option contracts. In addition, a significant portion of the costs attributable to the Company's foreign currency revenues are payable in the local currencies. Whenever possible, the Company negotiates clauses into its contracts that allow for price adjustments should a material change in foreign exchange rates occur.

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At November 24, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $12.9 million that would be recorded in the equity section of the Company's balance sheet.

At November 24, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $3.2 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At November 24, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2002 of $1.8 million. The percentage of fiscal 2002 anticipatory cash flows that were hedged varied throughout the third quarter of fiscal 2002, but averaged 70%.

As of November 24, 2001, the Company had contracts for the sale of foreign currency of approximately $114.6 million (primarily pounds sterling, Australian dollars, euro, Brazilian real, and Moroccan dirhams) and the purchase of foreign currency of approximately $16.8 million (primarily pounds sterling and Mexican pesos).


Item 3.       Quantitative and Qualitative Disclosures about Market Risk

See "Market Risk Disclosures" above.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As previously reported, the Company, W. Bruce Turner, the Company's former Chairman and Chief Executive Officer, and its former Chief Operating Officer, have been named as defendants in a shareholder class action suit, Sandra Kafenbaum, v. GTECH Holdings Corporation, et al, brought in the U.S. District Court of Rhode Island. In April 2001, the Company and the other defendants moved to dismiss the amended complaint in this lawsuit on the grounds that the allegations made in the amended complaint are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. Oral argument for the Company's motion was held on October 19, 2001 and the motion is pending. While the Company believes that it has good defenses to the claims made in this lawsuit, at the present time the Company is unable to predict the outcome, or the financial statement impact, if any, of this lawsuit.

As previously reported, in May 2000, Sazka, a.s., a lottery customer of the Company in the Czech Republic ("Sazka"), filed a Request for Arbitration with the International Arbitral Centre of the Austrian Federal Economic Chamber of Commerce in Vienna, Austria, seeking to arbitrate certain business and contractual issues under the Company's online lottery contract with Sazka and in March 2001, the Company entered into an agreement with Sazka which, among other things, resolved the arbitration. As part of this settlement agreement, the Company had agreed to sell Sazka all of the membership interests in the limited liability company which owned the material communications assets in the Czech Republic by the end of 2005, and the Company has since sold Sazka approximately 75% of the membership interests in that company.

For information respecting these and certain other legal proceedings, refer to
Part I, Item 1 - "Certain Factors That May Affect Future Performance - Maintenance of Business Relationships and Certain Legal Matters", Part I, Item 3
- "Legal Proceedings" and Note F to Consolidated Financial Statements, in the Company's fiscal 2001 Annual Report on Form 10-K, and Part II, Item 1 "Legal Proceedings" included in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended, respectively, May 26, 2001 and August 25, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - The exhibits to this report are as follows:

          4.1 Indenture, dated as of December 18, 2001, by and among the Company, GTECH Corporation, GTECH Rhode Island Corporation and GTECH Latin America Corporation, and The Bank of New York.

          4.2 Registration Rights Agreement, dated December 18, 2001, by and among Credit Suisse First Boston Corporation, Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives, and the Company, GTECH Corporation, GTECH Rhode Island Corporation and GTECH Latin America Corporation.

         10.1 Contract for Lottery Operations and Services, dated October 10, 2001, by and between the Texas Lottery Commission and the Company.

         10.2 Amendment No. 1 to Contract for Lottery Operations and Services, dated October 18, 2001, by and between the Texas Lottery Commission and the Company.

         10.3 Severance Agreement and Release, dated as of December 21, 2001, by and between Jean-Pierre Desbiens and the Company.

         10.4 1998 Employee Stock Purchase Plan of the Company, as amended and restated as of November 1, 2001.


(b) The Company did not file any reports on form 8-K during the quarter to which this report relates

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GTECH HOLDINGS CORPORATION



Date:  January 3, 2002         By  /s/ Jaymin B. Patel
                               ------------------------------------------------
                               Jaymin B. Patel, Senior Vice President and Chief
                               Financial Officer (Principal Financial Officer)



Date:  January 3, 2002         By  /s/ Robert J. Plourde
                               ------------------------------------------------
                               Robert J. Plourde, Vice President and Corporate
                               Controller (Principal Accounting Officer)

                                EXHIBIT INDEX


     Exhibit No.                 Description

          4.1 Indenture, dated as of December 18, 2001, by and among the Company, GTECH Corporation, GTECH Rhode Island Corporation and GTECH Latin America Corporation, and The Bank of New York.

          4.2 Registration Rights Agreement, dated December 18, 2001, by and among Credit Suisse First Boston Corporation, Banc of America Securities LLC, and Merrill Lynch, Pierce Fenner & Smith Incorporated, as representatives, and the Company, GTECH Corporation, GTECH Rhode Island Corporation and GTECH Latin America Corporation.

         10.1 Contract for Lottery Operations and Services, dated October 10, 2001, by and between the Texas Lottery Commission and the Company.

         10.2 Amendment No. 1 to Contract for Lottery Operations and Services, dated October 18, 2001, by and between the Texas Lottery Commission and the Company.

         10.3 Severance Agreement and Release, dated as of December 21, 2001, by and between Jean-Pierre Desbiens and the Company.

         10.4 1998 Employee Stock Purchase Plan of the Company, as amended and restated as of November 1, 2001.