Form 10-K
period 2002-02-23
GTECH HOLDINGS CORP
filed 2002-04-19
CIK 857323

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 23, 2002
                           Commission File No: 1-11250

                           GTECH HOLDINGS CORPORATION
                           --------------------------

             Delaware                                          05-0450121
             --------                                          ----------
  (State or other jurisdiction                          (IRS Employer ID Number)
of incorporation or organization)

              55 Technology Way, West Greenwich, Rhode Island 02817
                                 (401) 392-1000
                                 --------------
          (Address and telephone number of Principal Executive Offices)

          Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class:                           Common Stock $.01 par value
    --------------------
    Name of Each Exchange on which Registered:     New York Stock Exchange
    ------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. | |

The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of April 9, 2002 was $1,612,040,000. (Reference is made to Page 32 herein for a statement of the assumptions upon which this calculation is based.)

On April 9, 2002, there were 28,730,600 outstanding shares of the registrant's Common Stock.

Documents Incorporated By Reference: Certain portions of the registrant's 2002 definitive proxy statement relating to its scheduled August 2002 Annual Meeting of Shareholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

PART I ITEM 1. BUSINESS

GENERAL

GTECH Corporation ("GTECH"), a global information technology company providing software, networks and professional services that power high-performance, transaction processing solutions, is the world's leading operator of highly-secure online lottery transaction processing systems. GTECH, the wholly owned subsidiary of GTECH Holdings Corporation ("Holdings"; collectively with its direct and indirect subsidiaries, including GTECH, the "Company") currently operates online lottery systems for, or supplies equipment and services to, 24 of the 39 online lottery authorities in the United States, and currently operates, provides equipment and services to, or has entered into contracts to operate or provide equipment and services in the future to, online lottery systems for 58 of the 105 international online lottery authorities.

The Company provides integrated online lottery solutions, services and products to governmental lottery authorities and governmental licensees worldwide. The Company offers its customers a full range of lottery technology services, including the design, assembly, installation, operation, maintenance and marketing of online lottery systems and instant ticket support systems. The Company's lottery systems consist of numerous lottery terminals located in retail outlets, central computer systems, systems software and game software, and communications equipment which connects the terminals and the central computer systems.

Historically, the majority of the Company's lottery customers in the United States have entered into long-term service contracts pursuant to which the Company provides, operates and maintains the customers' online lottery systems in return for a percentage of the gross lottery sales. Many of the Company's international lottery customers have purchased their online lottery systems, although some, especially lottery authorities in Eastern Europe and Latin America, have entered into long-term service contracts with the Company. In recent years there has been, in general, an industry movement away from product sales in favor of long-term service contracts. In fiscal 1993, approximately 70% of the Company's lottery revenues were derived from its portfolio of long-term online lottery service contracts with substantially all of the remainder being derived from lottery product sales. In fiscal 2002 (which ended on February 23, 2002) approximately 82% of the Company's lottery revenues were derived from online lottery service contracts.

In recent years, lottery authorities have recognized that by offering new games or products, they often are able to generate significant additional revenues. An important part of the Company's strategy is to develop new products and services for its customers in order to increase their lottery revenues. The Company's principal online products and services introduced in recent years consist of Keno, instant ticket support systems and services and televised lottery programs such as BingoVision(TM). Together with the Lotteries Commission of South Australia, the Company first introduced Keno in 1990. Keno is an online lottery game which features drawings as often as every five minutes and is currently offered by 15 of the Company's customers. The Company currently provides instant ticket support services, products and systems in 24 domestic jurisdictions and 23 jurisdictions outside of the United States. The Company also offers customers television lottery games. BingoVision(TM), the Company's best known television game, is a televised bingo-based lottery game which is played in 10 jurisdictions.

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

GOVERNMENT REGULATIONS AND OTHER ACTIONS AFFECTING THE ONLINE LOTTERY INDUSTRY COULD HAVE A NEGATIVE EFFECT ON THE COMPANY'S BUSINESS.

In the United States and in many international jurisdictions where the Company currently operates or seeks to do business, online lotteries are not permitted unless expressly authorized by law. The Company may not be able to implement its growth strategy and its business could be materially adversely affected if jurisdictions that do not currently authorize lotteries do not approve online lotteries or if those jurisdictions that currently authorize lotteries do not continue to permit such activities.

Once authorized, the ongoing operations of lotteries and lottery operators are typically subject to extensive and evolving regulation. Lottery authorities generally conduct an intensive investigation of the winning vendor and its employees prior to and after the award of a lottery contract. Lottery authorities with which the Company does business may require the removal of any of the Company's employees deemed to be unsuitable and are generally empowered to disqualify the Company from receiving a lottery contract or operating a lottery system as a result of any such investigation. Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of its securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to the Company or provide grounds for termination of an existing lottery contract. Additional restrictions are often imposed by international jurisdictions in which the Company markets its lottery systems on foreign corporations, such as the Company, seeking to do business there.

Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrong-doing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, the Company may not necessarily know of the existence of an investigation which might involve it. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on the Company's part or attributable to it in any manner could have a material adverse effect on its business, including its ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on the Company's reputation and business. See Item 3 - "Legal Proceedings" and Note F to "Notes to Consolidated Financial Statements," below.

Finally, sales generated by online lottery games are dependent upon decisions made by lottery authorities with respect to the operation of these games over which the Company has no control, such as matters relating to the marketing and prize payout features of online lottery games. Because the Company is typically compensated in whole or in part based on a jurisdiction's gross online lottery sales, lower than anticipated sales due to these factors could have a material adverse effect on its revenues.

THE COMPANY'S LOTTERY OPERATIONS ARE DEPENDENT UPON ITS CONTINUED ABILITY TO RETAIN AND EXTEND ITS EXISTING CONTRACTS AND WIN NEW CONTRACTS.

The Company derives the majority of its revenues and cash flow from its portfolio of long-term facilities management contracts and operating contracts, or collectively, its online lottery service contracts. Upon the expiration of a contract, lottery authorities may award new contracts through a competitive procurement process. In addition, the Company's lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and for other specified reasons, and many of the Company's contracts permit the lottery authority to terminate the contract at will with limited notice and do not specify the compensation, if any, to which the Company would be entitled were such termination to occur.

Over the next 12 months, the Company expects that three of the Company's significant online lottery service contracts will be the subject of competitive procurement procedures to select contractors to supply lottery goods and services upon the expiration of the Company's current contracts. Among these is the contract for Brazil's national lottery, the Company's largest contract, which accounted for approximately 10.7% of the Company's consolidated revenues in fiscal 2002. The Company believes that, upon the expiration of the Company's current contract, Caixa Economica Federal, the operator of Brazil's national lottery, is likely to attempt to handle internally some non-lottery operations currently performed by the Company under its contract and, with regard to the remaining lottery operations, may seek to proceed with a competitive procurement process calculated to result in multiple vendors to administer Brazil's national lottery, which is presently administered solely by the Company. The Company's other large contracts that will be subject to competitive procurement over the next 12 months are the Company's California and Georgia lottery contracts.

In addition, some of the Company's lottery contracts permit the lottery authority to acquire title to the Company's system-related equipment and software during the term of the contract or upon the expiration or earlier termination of the contract, in some cases without paying the Company any compensation related to the transfer of that equipment and software to the lottery authority.

The termination of or failure to renew or extend one or more lottery contracts, the renewal or extension of one or more lottery contracts on materially altered terms or the loss of the Company's assets without compensation could, depending upon the circumstances, have a material adverse effect on the Company's business, financial condition, results and prospects. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

SLOW GROWTH OR DECLINES IN SALES OF ONLINE LOTTERY GOODS AND SERVICES COULD ADVERSELY AFFECT THE COMPANY'S FUTURE REVENUES AND PROFITABILITY.

In recent years, as the United States lottery industry has matured, the Company has experienced a downward trend in sales generated by certain of its United States lottery customers. The Company's future success will depend, in part, on the success of the lottery industry, as a whole, in attracting and retaining players in the face of increased competition for the consumers' entertainment dollar, as well as the Company's own success in developing innovative products and systems to achieve this goal. The Company's future success also will depend, in part, on its ability to develop innovative products and services to permit it to successfully market transaction processing goods and services outside of the lottery industry. The Company's failure to achieve these goals could have a material adverse effect on its business, financial condition and results and prospects. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

THE COMPANY HAS SIGNIFICANT FOREIGN CURRENCY EXPOSURE.

The Company's consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts. The Company is exposed to currency exchange rate fluctuations because a significant portion of its revenues is denominated in currencies other than the United States dollar. These exchange rate fluctuations have in the past adversely affected the Company's operating results and may continue to adversely affect its results of operations and the value of its assets outside the United States. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

THE COMPANY IS SUBJECT TO THE ECONOMIC, POLITICAL AND SOCIAL INSTABILITY RISKS OF DOING BUSINESS IN FOREIGN JURISDICTIONS.

The Company is a global business and derives a substantial portion of its revenue from its operations outside the United States. In particular, in fiscal 2002, the Company derived approximately 51% of its revenues from its international operations and approximately 11.5% of its revenues from its Brazilian operations alone (including 10.7% of its revenues from the National Lottery of Brazil, one of the Company's largest customers). In addition, a substantial portion of the Company's assets are held outside of the United States. It is also exposed to more general risks of international operations, including increased governmental regulation of the online lottery industry in the markets where the Company operates; exchange controls or other currency restrictions; and significant political instability.

The occurrence of any of these events in the markets where the Company operates could jeopardize or limit its ability to transact business in those markets in the manner it expects and could have a material adverse effect on the Company's business, financial condition, results and prospects.

THE COMPANY HAS A CONCENTRATED CUSTOMER BASE AND THE LOSS OF ANY OF ITS LARGER CUSTOMERS COULD HARM ITS RESULTS.

Revenue from the Company's top ten customers accounted for approximately 57.6% of its total revenue for the fiscal year ended February 23, 2002. If the Company were to lose any of these larger customers, or if these larger customers experience slow lottery ticket sales and consequently reduced lottery revenue, the Company's business, financial condition, results and prospects could suffer.

THE COMPANY'S QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

The Company has experienced and may continue to experience significant fluctuations in its operating results from quarter to quarter due to such factors as the amount and timing of product sales, the occurrence of large jackpots in lotteries (which increase the amount wagered and the Company's revenue) and expenses incurred in connection with lottery start-ups. Fluctuations in the Company's operating results from quarter to quarter may cause its operating results to be below the expectations of securities analysts and investors.

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE ENVIRONMENT.

The online lottery industry is becoming increasingly competitive in the United States and internationally, which could adversely affect the Company's ability to win renewals of contracts from its existing customers or to win contract awards from other lottery authorities. In addition, awards of contracts to the Company are, from time to time, challenged by its competitors. Increased competition also may have a material adverse effect on the profitability of contracts which the Company does obtain. See "Competition" below.

THE COMPANY IS SUBJECT TO SUBSTANTIAL PENALTIES FOR FAILURE TO PERFORM UNDER ITS LOTTERY CONTRACTS.

The Company's lottery contracts typically permit termination of the contract at any time for failure of GTECH to perform and for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under these contracts may result in substantial monetary liquidated damages, as well as contract termination. These provisions in the Company's lottery contracts present an ongoing potential for substantial expense.

Lottery contracts also generally require the Company to post a performance bond, which in some cases maybe substantial, to secure the Company's performance under such contracts. The Company paid or incurred liquidated damages with respect to its contracts equaling 0.14% 0.47%, 0.56%, 0.35% and 0.21% of its annual revenues in fiscal 2002, 2001, 2000, 1999 and 1998, respectively. If the Company incurs substantial liquidated damages in the future, it could significantly reduce the amount of funds that it has available for other uses in its business and may delay or prevent it from pursuing and achieving its growth strategy, which could have a material adverse effect on the Company's business, financial condition, results and prospects.

THE COMPANY MAY NOT BE ABLE TO RESPOND TO TECHNOLOGICAL CHANGES OR TO SATISFY FUTURE TECHNOLOGY DEMANDS OF ITS CUSTOMERS.

Most of the Company's software and hardware products are based on proprietary technologies. If the Company fails to develop its product and service offerings to take advantage of technological developments, it may fall behind its competitors and its business, financial condition, results and prospects could suffer.

EXPANSION OF THE GAMING INDUSTRY FACES OPPOSITION.

Gaming opponents continue to persist in efforts to curtail the expansion of legalized gaming. The Company can give no assurance that this opposition will not succeed in preventing the legalization of online gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion of online gaming where it is currently permitted, in either case to the detriment of the Company's business, financial condition, results and prospects.

THE COMPANY RELIES ON ITS SENIOR EXECUTIVES AND KEY EMPLOYEES.

The Company's business prospects and future success depend, in part, upon its ability to attract and to retain qualified managerial, marketing and technical employees. Competition for such employees is sometimes intense, and the Company may not succeed in hiring and retaining the executives and other employees that it needs. The Company's loss of or inability to hire key employees could have a material adverse effect on its business, financial condition, results and prospects.

THE COMPANY MAY BE SUBJECT TO ADVERSE DETERMINATIONS IN PENDING LEGAL
PROCEEDINGS.

At present the Company is party to a securities class action lawsuit filed against it and some of its current and former officers and directors and to other legal proceedings which are described more fully in this report in Item 3 under "Legal Proceedings." The Company may not prevail in any of those legal proceedings. If the Company is not successful in defending these legal proceedings, it could incur substantial monetary judgments or penalties or damage to its reputation, and whether or not it is successful, the proceedings may occupy the time and attention of its senior management.

CERTAIN SIGNIFICANT DEVELOPMENTS SINCE THE START OF FISCAL 2002

                             LOTTERY CONTRACT AWARDS

Since the start of fiscal 2002 (which ended on February 23, 2002), the Company has received a number of contract awards and extensions from lottery authorities.

NEW ONLINE CUSTOMERS. During fiscal 2002, the Company received awards to install online systems from two new online customers. In July 2002, Lottery Technology Services Corporation ("LTSC"), a consortium in which the Company owns a 44% indirect interest, entered into a contract with the Bank of Taipei to operate the Taiwan Public Welfare Lottery under a five year license. ACER, Inc., a leading computer manufacturer and information technology company in Taiwan, indirectly ownes the other 56% interest in LTSC. The Company is the major technology and service provider to LTSC, which was awarded the Taiwan contract following a competitive procurement process in which five consortia submitted proposals. Online sales began under the Taiwan contract in January 2002. In June 2001, the Company signed a contract with Loterie Nationale in Luxembourg to provide online lottery and instant ticket services, including central system hardware and software. Online sales are scheduled to begin with respect to the Loterie Nationale contract by November 2002.

OTHER NEW ONLINE CONTRACTS AND EXTENSIONS. Since the start of fiscal 2002, the Company also has been awarded online contracts by, or has received contract extensions from, a number of its existing customers.

In May 2001, following a competitive procurement process, the Company entered into a contract with Totalizator Sportowy Sp. z.o.o., the Polish lottery authority, to provide online lottery and instant-ticket services through November 2011. In October 2001, the Company signed a new nine-year lottery operations and services contract with the Texas Lottery commission to operate the Texas Lottery's integrated online and instant-ticket games. The award of the Texas lottery contract followed a competitive procurement.

In November 2001,following a competitive procurement, the Company signed a new six-year facilities management contract to provide online lottery equipment and services for the Kansas lottery authority. Since the commencement of fiscal 2002, the lottery authorities of Louisiana, Rhode Island, Wisconsin, Kentucky, New Mexico, the Slovak Republic and, in April 2002 (after the close of fiscal
2002), Washington have extended the terms of their online contracts with the Company. In addition, SAZKA, the Czech lottery authority, entered into an agreement with the Company to extend the Company's online contract as part of the resolution of certain matters which were to be the subject of an arbitration between the parties.

During fiscal 2002, the Company also reported that Polla Chilena de Beneficencia S.A., the Chilean lottery authority, had selected another vendor to provide equipment and services for a new online and instant ticket lottery system at the expiration of the Company's current contract in August 2002. The Company will retain its financial services contracts (respecting utility bill payment processing) in Chile despite the loss of this contract.

                           OTHER PRODUCTS AND SERVICES

Since the commencement of fiscal 2002, the Company has made several announcements respecting products and services outside its traditional lottery product offerings. In December 2001, the Company entered into a five-year contract (with five one-year extension options) to supply a new video lottery central computer system to the Rhode Island Lottery. In January 2002, the Company announced that Western Canada Lottery Corporation had selected the Company to negotiate a contract to supply the Province of Saskatchewan with an upgrade to its existing video lottery central system. Finally, in February 2002, the Company entered into an agreement with Camelot Group plc ("Camelot"), the operator of the United Kingdom National Lottery, to develop and license to Camelot new software applications that will allow online, interactive offerings of lottery games directly over the Internet for players in the United Kingdom. In addition, in March 2001, the Company reported that it had sold its 50 percent interest in three limited liability companies which were pursuing non-lottery gaming opportunities in Michigan, Oregon and California, respectively, to Full House Resorts, Inc., the owner of the remaining 50 percent interest in these companies, for a cash purchase price of $1,800,000. This sale by the Company was made pursuant to the Company's decision, announced during fiscal 2001, that activities and assets of Dreamport, Inc., the Company's gaming and entertainment subsidiary, which were peripheral to the Company's core lottery business, would be consolidated and/or divested.

                             MANAGEMENT DEVELOPMENTS

Since the start of fiscal 2002, the Company has announced several significant managerial developments. In March 2001, the Company announced the appointment of Howard S. Cohen as Chief Executive Officer and President, and Marc A. Crisafulli as Senior Vice President and General Counsel of the Company. In June 2001, the Company announced that Larry R. Smith had been named as Senior Vice President and Chief Development Officer of the Company. In addition, during fiscal 2002, David J. Calabro was appointed Executive Vice President of Global Operations, and Antonio Carlos Rocha was appointed Senior Vice President of Marketing and Corporate Development.

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

Lotteries are operated by state and foreign governmental authorities and their licensees in over 200 jurisdictions worldwide. Governments have authorized lotteries primarily as a means of generating non-tax revenues. In the United States, lottery revenues are frequently designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on their lotteries as revenues from lottery ticket sales are often a significant source of funding for these programs.

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

According to La Fleur's 2002 World Lottery Almanac, from 1971 through 2001, total annual lottery ticket sales in the United States grew from approximately $147.5 million to approximately $37.5 billion, although the Company has witnessed, in recent years, a downward trend in sales generated by certain of its United States lottery customers. See "General" above. Historically, most of the growth in ticket sales has occurred in the online portion of the lottery business which accounted for approximately 82% of total lottery ticket sales in 2001.

There are currently 39 jurisdictions operating online lotteries in the United States. Implementation of lotteries in other jurisdictions, will depend upon successful completion of legislative, regulatory and administrative processes.

Outside the United States, government operated or licensed lotteries, many of which are off-line, have a long history. The international online lottery industry has experienced significant growth. Since 1977, when there were no online lotteries operating outside of the United States, 105 international jurisdictions have implemented online lottery systems. A number of other international jurisdictions, principally in Europe, Asia and Latin America, are currently considering the implementation of online lotteries.

ONLINE LOTTERY BUSINESS

                            ONLINE LOTTERY CONTRACTS

OVERVIEW. The Company generally conducts business under one of three types of contractual arrangements which are described in more detail below: Facilities Management Contracts, Operating Contracts and Product Sales Contracts. Under a typical Facilities Management Contract, the Company installs, operates and maintains a lottery system, while retaining ownership of the lottery system. These contracts generally provide for service fees directly from the lottery authority to the Company based on a percentage of online lottery ticket sales. Under an Operating Contract, the Company generally provides the same services as under a Facilities Management Contract, but sells the lottery system and licenses the computer software to the lottery authority. Ongoing service fees to the Company under an Operating Contract are usually based on a percentage of lottery ticket sales. Under a Product Sales Contract, the Company sells, delivers and installs a turnkey lottery system or lottery equipment and licenses the computer software for a fixed price, and the lottery authority subsequently operates and maintains the lottery system.

The collection of lottery monies, the selection of winners, the financial responsibility for the payment of prizes and the qualification of retail sales agents are usually the sole responsibility of the lottery authority in each jurisdiction in which the Company operates a lottery. The United Kingdom's National Lottery, Taiwan's Public Welfare Lottery and the South African National Lottery provide important exceptions to the general rule in that in each case a licensee operates all aspects of the respective National Lottery with the exception of proceeds allocation.

FACILITIES MANAGEMENT CONTRACTS. The Company's Facilities Management Contracts generally require the Company to install, operate and maintain an online lottery system for an initial term, which is typically at least five years, and usually contain options permitting the lottery authority to extend the contract under the same terms and conditions for one or more additional periods, generally ranging from one to five years. In addition, the Company's customers occasionally renegotiate extensions on different terms and conditions.

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

Under its Facilities Management Contracts, the Company retains title to the lottery system and typically provides its customers with the services necessary to operate and manage the lottery system. The Company installs and commences operations of a lottery system after being awarded a Facilities Management Contract and, following the start-up of the lottery system, is responsible for all aspects of the system's operations. The Company typically operates lottery systems in each jurisdiction on a stand-alone basis through the installation of two or more dedicated central computer systems, although in a few instances several jurisdictions have shared the same central system. In addition, the Company employs a dedicated work force in each jurisdiction, consisting of a site director, marketing personnel, computer and hotline operators, communications specialists and customer service representatives who service and maintain the system.

Under certain of the Company's Facilities Management Contracts the lottery authority has the right to purchase the Company's lottery system during the contract term at a predetermined price, which is calculated so that it exceeds the Company's net book value of the system at the time the right is exercisable. In addition, some of the Company's lottery contracts permit the lottery authority to acquire title to the Company's system-related equipment and software during the term of the contract or upon the expiration or earlier termination of the contract, in some cases without paying the Company any compensation related to the transfer of that equipment and software to the lottery authority. The Company's role, if any, with respect to the continued operation of a lottery system in the event of the exercise of such a purchase option generally is not specified in such contracts and thus would be subject to negotiation. Under many of the Company's Facilities Management Contracts, the lottery authority also has the option to require the Company to install additional terminals and/or add new lottery games. Such installations may require significant expenditures by the Company. However, since the Company's revenues under such contracts generally depend on the level of lottery ticket sales, such expenditures have generally been recovered through the revenues generated by the additional equipment or games and revenues from existing equipment.

Under a number of the Company's lottery contracts, in addition to providing, operating and maintaining the online lottery system in these jurisdictions, the Company is providing a wide range of support services and equipment for the lottery's instant ticket games, such as marketing, distribution and automation of validation, inventory and accounting systems, for which it receives fees based upon a percentage of the sales of the instant ticket games.

Revenues from Facilities Management Contracts are accounted for as service revenues in the Company's Income Statements.

Unless otherwise indicated, the table below sets forth the lottery authorities with which the Company had Facilities Management Contracts and fully installed, operational lottery systems as of February 23, 2002, and as to which the Company is the sole supplier of central computers and terminals and material services. The table also sets forth information regarding the term of each contract and, as of February 23, 2002, the approximate number of terminals installed in each jurisdiction.

                              APPROXIMATE                                                                     CURRENT
                          NUMBER OF LOTTERY         DATE OF COMMENCEMENT OF      DATE OF EXPIRATION OF       EXTENSION
JURISDICTION            TERMINALS INSTALLED(1)         CURRENT CONTRACT          CURRENT CONTRACT TERM        OPTIONS*
------------            ----------------------         ----------------          ---------------------        --------
UNITED STATES:

Arizona                           2,480                        9/99                        9/04              2 one-year

California (2)                   20,400                       10/93                       10/03                  --

Colorado                          3,170                        3/95                       10/04                  --

D.C. (3)                            560                        6/99                       11/09                  --

Georgia                           7,410                        4/93                        9/03                  --

Illinois                          6,960                        4/00                       10/07              1 one-year

Kansas (4)                        1,820                        7/97                        6/02                  (4)

Kentucky                          2,850                        4/97                        6/08                  --

Louisiana                         2,800                        6/97                        6/10                  --

Michigan                          7,360                        1/98                        1/06              3 one-year

Missouri                          2,860                        7/96                        6/03                  --

Nebraska                            990                        4/94                        6/04                  --

New Jersey                        5,960                        6/96                       11/06                  --

New Mexico                        1,205                        6/96                       11/08                  --

New York                         14,350                       11/00                        3/07              3 one-year

Ohio                              7,210                        7/01                        6/03              3 two-year

Oregon                            2,560                       12/96                        6/05              3 one-year

Rhode Island                        970                        1/97                       10/07                  --

Texas (5)                        16,400                        8/92                        8/02                  --

Washington                        2,560                        9/95                        6/06                  --

Wisconsin                         3,130                        6/97                        6/04                  --

INTERNATIONAL:

Barbados                           200                        10/94                       11/04                  --
-T.L. Lotteries

Brazil
-National
 Lottery (6)                    22,000                         1/97                        1/03                  --
-Minas Gerais                      770                        10/94                       11/06                  --
-Parana                            720                         9/99                        9/03              one 1-year
-Goias                             120                         7/97                        7/02                  --

Chile
-Polla Chilena de
Beneficencia S.A.                1,730                        12/93                        8/02                  (7)

                              APPROXIMATE                                                                     CURRENT
                          NUMBER OF LOTTERY         DATE OF COMMENCEMENT OF      DATE OF EXPIRATION OF       EXTENSION
JURISDICTION            TERMINALS INSTALLED(1)         CURRENT CONTRACT          CURRENT CONTRACT TERM        OPTIONS*
------------            ----------------------         ----------------          ---------------------        --------
Czech Republic
-SAZKA                           5,550                        10/92                       12/05(8)                --

Ireland (9)
-An Post Nat'l
Lottery Company                  2,110                         3/93                         (9)                   (9)

Ivory Coast
-Ivory Coast
National Lottery                   (10)                        (10)                        (10)                  (10)

Jamaica
-Supreme
Ventures Limited                   480                        11/00                       01/11                  --

Lithuania
-OLIFEJA                           780                        12/94                       12/09                 (11)

Luxembourg (12)
-Loterie Nationale                  --                         9/02                        9/07               4 one-year

Mexico
-Pronosticos Para
La Assistencia                   7,300                         (13)                        (13)                  (13)
Publica

Morocco
-La Societe de
Gestion de la
Loterie Nationale
and La Marocaine                 1,260                         8/99                        8/08                   --
des Jeux et Les
Sports

Poland
-Totalizator                     6,400                         6/01                        11/11                  --
Sportowy

Puerto Rico
-Loteria                         1,930                         3/99                        3/05              1 three-year
Electronica de
Puerto Rico

Slovak Republic
- TIPOS a.s.                     1,100                         3/96                        12/11                  --

South Africa (14)
-National Lottery                7,940                         7/99                        7/09                   --

Spain
-L'Entitat                       2,480                         10/97                       10/03              1 six-month
Autonoma de Jocs I
Apostes de la
Generalitat de
Catalunya

Taiwan

                             APPROXIMATE                                                                      CURRENT
                          NUMBER OF LOTTERY         DATE OF COMMENCEMENT OF      DATE OF EXPIRATION OF       EXTENSION
JURISDICTION            TERMINALS INSTALLED(1)         CURRENT CONTRACT          CURRENT CONTRACT TERM        OPTIONS*
------------            ----------------------         ----------------          ---------------------        --------
-Taipei Bank (15)                   --                          2/02                        2/07                  --

Trinidad & Tobago
-National Lotteries                600                          12/93                       7/06             1 three-year
Control Board

United Kingdom
-The National                   24,980                          2/02                        2/09                  --
Lottery (16)

Ukraine
-Ukrainian
National Lottery                 2,230                          8/00                        8/10                  --

*Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

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

(4) In November 2001, the Company entered into a new six-year facilities management contract with the Kansas lottery authority commencing in July 2002.

(5) In October 2001, the Company entered into a new nine-year facilities management contract with the Texas Lottery Commission commencing in September 2002.

(6) Operated by GTECH Brasil Holdings, S.A., a Brazilian company in which the Company owns all voting stock.

(7) In October 2001, the Company announced that the Chilean lottery authority selected another vendor to provide online lottery goods and services to it upon expiration of the Company's current contract in August 2002.

(8) In March 2001, the Company and SAZKA resolved certain business and contractual issues that had been the subject of an arbitration by, among other things, agreeing to extend the current contract through December 2005.

(9) The contracts with the Ireland licensee may either be extended for any period mutually acceptable to the Company and the lottery authority or continue indefinitely until termination by the licensee.

(10) In May 2000, the Company entered into an eight-year facilities management contract to provide an integrated lottery system to the Ivory Coast National Lottery. Implementation of this project has been suspended for the indefinite future pending resolution of political uncertainties in the Ivory Coast.

(11) The Company's contract with the Lithuania lottery authority automatically extends from year-to-year unless either party gives timely notice of non-renewal.

(12) The lottery authority in Luxembourg can extend the software license granted by GTECH for up to 10 years after the end of the initial term and any extensions of the Lottery contract.

(13) The Company's lease agreement with Pronosticos Para La Asistencia Publica is not a true facilities management contract but instead provides for a lease of the Company's online equipment pursuant to individual supplementary agreements. Title to the equipment will pass to the lottery's ownership after the term of the individual supplementary agreements. GTECH provides maintenance and other services during the term of the agreement and, if requested, after the transfer of ownership. The term of each supplementary agreement is generally 5 years, starting from the mid-point of the term of installation of 95% of the terminals covered by such agreement.

(14) Operated by Uthingo consortium, in which GTECH is a 10 percent equity owner.

(15) Lottery Technology Services Corporation ("LTSC"), a consortium in which the Company owns a 44% indirect interest, entered into a Commission Agreement with the Bank of Taipei to operate the Taiwan Public Welfare Lottery. ACER, Inc. indirectly owns the other 56% of LTSC. The Company supplies terminals to LTSC and provides central system maintenance, retailer training and hotline management pursuant to service and supply agreements. Such service and supply agreements run concurrently with the Commission Agreement.

(16) Operated by Camelot Group plc, a consortium, on a facilities management basis.

OPERATING CONTRACTS. Under an Operating Contract, the Company generally operates and maintains the lottery system and provides on-going software support services in the same manner as under a Facilities Management Contract, except that the Company sells the lottery system and licenses the software to the lottery authority at the beginning of the contract rather than retaining ownership of the system. Ongoing service fees to the Company under its Operating Contracts are usually based on a percentage of lottery ticket sales. The initial contract term, extensions, rebidding processes and termination rights for Operating Contracts are generally substantially the same as those under Facilities Management Contracts.

Revenues from sales of lottery systems and equipment under Operating Contracts are accounted for as product sales revenue, and services provided under such contracts are accounted for as service revenues in the Company's Income Statements.

The table below sets forth the lottery authorities with which the Company had Operating Contracts as of February 23, 2002. Unless otherwise indicated, the Company is the sole supplier of lottery equipment and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of February 23, 2002, the approximate number of terminals installed in each jurisdiction.

                                  APPROXIMATE
                              NUMBER OF LOTTERY                                DATE OF EXPIRATION OF       CURRENT
                                   TERMINALS         DATE OF COMMENCEMENT         CURRENT CONTRACT        EXTENSION
JURISDICTION                     INSTALLED(1)         OF CURRENT CONTRACT              TERM                OPTIONS*
------------                     ------------         -------------------              ----                --------
UNITED STATES:

Idaho                                 710                      2/99                     2/03              4 one-year

INTERNATIONAL:
Argentina

-Loteria National Sociedad           3,640                    11/93                     4/03                  --
del Estado

Turkey

-Turkish National Lottery            3,860                     2/96                     11/01                 (2)

* Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1)   Total does not include instant ticket validation terminals.

(2) The term of the contract with the Turkish lottery authority automatically renews for successive one-year extension terms unless either party gives timely notice of non-renewal. In addition, the Turkish lottery authority has the option to assume responsibility for the provision of certain lottery services at any time after the second anniversary of system start-up.

PRODUCT SALES CONTRACTS. The Company sells, delivers and installs online lottery systems for a fixed price under Product Sales Contracts. The Company also sells additional terminals and central computers to expand existing systems and/or replace existing equipment under Product Sales Contracts.

In connection with its Product Sales Contracts, the Company generally designs the lottery system, trains the lottery authority's personnel and provides other services required to make and keep the system operational. The Company also generally licenses its software to its customers for a fixed additional fee.

Historically, product sales revenues have been derived from the installation of new online lottery systems, installation of new software and the sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions at times has resulted in variability in product sales revenues from quarter to quarter. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                          ONLINE PRODUCTS AND SERVICES

A significant portion of the Company's revenues and cash flow is derived from its portfolio of long-term online lottery service contracts, each of which in the ordinary course of the Company's business periodically is the subject of competitive procurement or renegotiation. Over the next 12 months, the Company expects several of the Company's larger contracts, as measured by annual revenues (including the National Lottery of Brazil, California and Georgia) to be the subject of competitive procurements to select contractors to supply lottery goods and services upon the termination or expiration of the Company's current contracts. See "Certain Factors That May Affect Future Performance - The Company's lottery operations are dependent upon its continued ability to retain and extend its existing contracts and win new contracts."

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

TERMINALS

The Company designs, manufactures and provides the point-of-sale terminals used in its online lottery systems. The Company's model GT-101TF terminals, introduced in 1985, and its model GT-401/OI terminals, introduced in 1989, are installed in numerous jurisdictions. The Company's Spectra(R) terminal series (GT-401/0M, 402/0M and 403/OM), first introduced in 1989, is distinguished by its modular internal and external architecture.

The Company's ISYS terminal series (GT-501, 502 and 503), introduced during fiscal 1996, is an integral, single-unit terminal which features modular subassemblies, high performance ticket printer and playslip reader subassemblies, an easy-to-use design, and a host of new features and technologies.

During fiscal 1999, the Company announced the introduction of the PlayerExpress(TM) terminal, which had its inaugural installation under the Company's contract with the Colorado lottery authority. PlayerExpress(TM), was designed specifically for large retail environments, such as grocery stores, with numerous checkout lanes. The Company subsequently entered into agreements with the Nebraska, Ohio, Washington, California, New Jersey, New York, Rhode Island, Israel, Ireland, Loto-Quebec, The Netherlands and New Zealand lottery authorities to supply PlayerExpress(TM) terminals.

During fiscal 1999, the Company also announced the launch of its Altura(TM) family of terminals. Altura(TM), which represents the initial offering of the Company's ninth generation of online lottery terminals, permits applications to be written in the Java programming language, enabling the rapid development of a wide variety of games that are compatible with numerous software environments. The Company has subsequently entered into agreements with the lottery authorities of Ohio, Portugal, Luxembourg, Beijing, Taiwan and Spain to supply Altura(TM) terminals.

The Company is not dependent upon the use of its proprietary terminals and has the ability to integrate into its online lottery systems qualified third party terminals.

SOFTWARE. The Company designs and provides all applications solutions for its lottery systems. The Company's highly sophisticated and specialized software is designed to provide the following system characteristics: rapid processing, storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load (i.e., to reprogram the lottery terminals from the central computer installation via the communications system to add new games); a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss; and a comprehensive management information and control system. The Company's ProSys(R) software system is based on client server architecture and provides open interfaces which allow for the integration and support of third-party and commercial modules and applications. The Company's latest generation software system, the GTECH Enterprise Series(TM) , is a unique, fully-open architecture which the Company believes provides a new industry standard for the development, integration and support of next-generation online lottery solutions, including those which permit sales of lottery products via a secure infrastructure over the Internet without compromising the integrity of the games.

CENTRAL COMPUTERS. Each of the Company's lottery systems contains one or more central computer sites to which the lottery terminals are connected. The Company's central computer systems are manufactured by Compaq Computer Corporation and Stratus Computer, Inc. The specifications for the configuration of the Company's central computer installations are designed to provide continuous availability, a high throughput rate and maximum security. Central computer installations typically include: redundant mainframe computers, various peripheral devices (such as magnetic storage devices, management terminals and hard copy printers), and various safety, environmental control and security subsystems (including a back-up power supply), which are all manufactured by third parties, and a microcomputer-based communication and switching subsystem. In addition, the Company supplies management information systems that provide lottery personnel access to important financial and operational data without compromising the security of the online system. Based upon the Company's development of its Enterprise Series, (TM) the Company will be able to integrate qualified third party software applications.

COMMUNICATIONS. The Company's lottery terminals are typically connected to the central computer installations by dedicated telephone lines owned or leased by the jurisdiction in which the system is located. Due to the varying nature of telecommunications services available in lottery jurisdictions, the Company has developed the capability to interface with a wide range of communications technologies, including UHF Radio capability (narrow-band and Spread Spectrum), GSAT/VSAT, Microwave, Integrated Services Digital Networking
(ISDN), Data Over Voice (DOV), fiber optic and cellular telephone. In Argentina, Barbados, Brazil, the Spanish province of Catalunya, Chile, the Czech Republic, Estonia, Jamaica, Lithuania, Mexico, Morocco, New Mexico, Poland, Puerto Rico, Slovakia, South Africa, Trinidad and Tobago, and Ukraine, the Company utilizes UHF Radio Data-Link Communications systems in lieu of telephone lines to provide a data communications pathway between the lottery terminals and the central computers. The Company also uses this technology in the United States to supplement the existing telephone networks in Rhode Island, Texas, Washington and the District of Columbia. The Company's GSAT satellite technology makes it feasible to serve large market areas where telephone lines are either unavailable, unreliable or too costly. The Company's GSAT satellite technology currently operates in the United States in remote areas of Colorado, Nebraska, New Mexico, Texas and Washington, and internationally in Argentina, the Czech Republic, Brazil, Chile, Israel, South Africa and the United Kingdom. The Company has also implemented UHF radio in conjunction with GSAT to further enhance reliability and cost savings in remote areas.

GAMES. An important factor in maintaining and increasing public interest in lottery games is innovation in game design. In conjunction with lottery authorities, the Company utilizes principles of demographics, sociology, psychology, mathematics and computer technology to design customized lottery games which are intended to appeal to the populations served by its lottery systems. The principal characteristics of game design include: frequency of drawing, size of pool, cost per play and setting of appropriate odds. The Company believes that its expertise in game design has enhanced the marketing of its lottery systems and has contributed to increases in the revenues of some of the Company's customers.

The Company currently has a substantial number of variations of lottery games in its software library and several promising new games under development. The Company believes that this game library and the "know how" and experience accumulated by its professionals since the Company's inception make it possible for the Company to meet the requirements of its customers for specifically tailored games on a timely and comprehensive basis.

During fiscal 1999, the Company augmented its game design expertise by acquiring Europrint Holdings Limited, which is among the world's largest providers of media promotional games, and its wholly-owned subsidiaries including Interactive Games International, Inc., which has pioneered the development of interactive, televised lottery games including BingoVision(TM), SplitLevel(TM) and DoubleChance(TM).

MARKETING. In United States jurisdictions in which the Company has been awarded a lottery contract, the Company is frequently asked to assist the lottery authority in the marketing of lottery games to the public. Such assistance generally includes advice with respect to game design, and promotion and development and distribution of terminals and advertising programs. As part of such assistance, the Company developed "GMark," a computerized marketing analysis system used to determine favorable locations for new lottery terminals. The lottery authorities of California, Georgia, Illinois, Louisiana, Massachusetts, Missouri, New Jersey, New York, Ohio,

Rhode Island, Texas and Washington currently utilize GMark systems, and many customers contact the Market Research Group from time to time to obtain GMark services.

WARRANTY. Because the Company retains title to the system under a Facilities Management Contract, no warranty is typically provided on the Company's products supplied under such contracts. The Company does repair or replace such products as necessary to fulfill its obligations under such contracts. There is no standard warranty on products manufactured by the Company. A typical warranty provides that the Company will repair or replace defective products for a period of time (usually one year) from the date a product is delivered and tested. Product warranty expenses for the fiscal years 2002, 2001 and 2000 were not material. The Company typically does not provide a warranty on products it sells that are manufactured by third parties, but attempts to pass the manufacturer's warranty, if any, on to the customer. With respect to computer software, the Company typically modifies its software as necessary so that the software conforms to the specifications of the contract with the customer.

NON-LOTTERY BUSINESS

While transaction processing services for the online lottery industry remains the Company's core service offering, the Company has in recent years undertaken to capitalize on the investments that it has made in secure, high-volume transaction processing technology through development of additional applications, such as financial or retail transaction processing. To date, the Company's revenues from its non-lottery business have accounted for approximately 5% of the Company's consolidated revenues.

In May 2000, the Company signed a contract with Caixa Economica Federal, the operator of Brazil's National Lottery, to include additional financial transaction services (including bill and tax payment, social security contribution, credit card and traditional banking transaction services) over the Company's dedicated network infrastructure. Under the terms of the agreement, the Company has installed approximately 9,300 terminals, of which 4,800 process financial transactions exclusively, with the remaining 4,500 processing financial and lottery transactions. The Company believes that Caixa is likely to attempt to handle internally some of these non-lottery operations upon the expiration of the Company's current contract. The Company does not know yet what effect, if any, a decision by the Caixa to handle such transactions internally would ultimately have on the Company's Brazilian operations. In December 2000, the Company signed agreements with more than 500 of its lottery retailers in Chile to provide electronic bill payment services at lottery retail outlets throughout Chile.

In August 2000, in connection with a comprehensive value assessment of the Company's operations, the Company announced that Dreamport, Inc., the Company's gaming and entertainment subsidiary, would henceforth focus on assisting lotteries to expand their offerings in the area of video-machine gaming and central systems. Activities and assets of Dreamport which were peripheral to the Company's core lottery business, such as casino and slot operations, were consolidated and/or divested and Dreamport's operations were relocated from Florida to Rhode Island. In March 2001, the Company reported that it had sold its 50% interest in three limited liability companies which were pursuing non-lottery gaming opportunities in Michigan, Oregon and California, respectively, to Full House Resorts, Inc., the owner of the remaining 50% interest in these companies, for a cash purchase price of $1.8 million.

PRODUCT DEVELOPMENT

The Company devotes substantial resources in order to enhance its present products and systems and develop new products. In fiscal 2002, the Company spent approximately $33.8 million on research and development, as compared to $49.3 million in fiscal 2001 and $46.1 million in fiscal 2000.

INTELLECTUAL PROPERTY

Historically, the Company generally has not sought to obtain patents on its products, believing that its technical "know-how," trade secrets and the creative skills of its personnel would be of substantially more importance to the success of the Company than the benefit which patent protection ordinarily would afford. As the Company continues to advance the development of new technological solutions, the Company has decided to pursue comprehensive intellectual property protection, including patents where appropriate, for these solutions. The Company is currently pursuing protection of some of its newest advances in technology and gaming, including GTECH Enterprise Series(TM), a unique, fully-open, integrated solution which includes the ability to distribute lottery games via a secure infrastructure over the Internet, without compromising the integrity of the games.

PRODUCTION, ASSEMBLY AND COMPONENTS

The Company purchases most of the parts, components and subassemblies necessary for its terminals and other products from outside sources and assembles them into finished products. The Company offers central systems manufactured by Compaq Computer Corporation and Stratus Computer, Inc. for its lottery systems.

BACKLOG

The backlog of the Company's orders for sales of its products believed by the Company to be firm amounted to approximately $96.4 million as of February 23, 2002, as compared to a backlog of $199.9 million as of February 24, 2001. Approximately $18.2 million, or 18.8% of the backlog at February 23, 2002, is not expected to be filled during fiscal 2003.

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

During fiscal 2002, the Company's principal competitors in the online lottery business (and the number of online lottery jurisdictions currently serviced or under contract worldwide by such competitors) were as follows: Automated Wagering International, Inc. ("AWI") (17), Scientific Games International, Inc. ("Scientific Games") (18); International Totalizator Systems, Inc. (5); and Essnet/Alcatel (15).

During fiscal 2000, Anchor Gaming, an operator and developer of gaming machines and casinos, and Powerhouse Technologies, Inc., the then corporate parent of AWI, merged. During fiscal 2002, Anchor Gaming in turn merged with International Game Technology (which designs, develops and manufactures computerized casino gaming products), and in March 2002 (after the close of fiscal 2002), International Game Technology announced the formation of a new business division to focus on the public lottery market. These developments are likely to provide AWI with enhanced financial resources with which to compete with the Company.

During fiscal 2001, Scientific Games Holdings Corporation, a leading provider of instant ticket lottery technology as well as of online lottery systems and services, was acquired by Autotote Corporation, and the lottery divisions of these two companies were integrated. This merger provides the combined entity with a broader range of product offerings than the entities had previously offered individually.

PERSONNEL

As of April 5, 2002, the Company had approximately 4,500 full-time employees worldwide. The Company's employees are not represented by any labor union. The Company believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

The Company's corporate headquarters and research and development and main production facility are located in its approximately 260,000 square foot building on approximately 26 acres in West Greenwich, Rhode Island, which the Company leases from West Greenwich Technology Associates, L.P. The Company is a limited partner in, and owns 50% of, this partnership. As amended during fiscal 2002, the Company's lease term runs until January 1, 2007 and the Company has an option to purchase the remaining 50% interest in West Greenwich Technology Associates, L.P. on or before the termination of the lease term.

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

ITEM 3. LEGAL PROCEEDINGS

                             MORIARTY INVESTIGATION

As publicly reported, in February 1999, a witness appearing before the Moriarty Tribunal, an investigative body convened by the Irish Parliament and chaired by Mr. Justice Moriarty to investigate the business affairs generally of the former Taoiseach (Prime Minister) of Ireland, Charles Haughey, testified that in February 1993 Guy B. Snowden, then Chief Executive Officer of the Company, had invested pounds sterling 67,000 (approximately $100,000) of his personal funds in a company owned by Mr. Haughey's son. Mr. Haughey had resigned as Taoiseach in February 1992. In July 1992, the An Post Irish National Lottery Company, the Irish lottery authority (the "Irish NLC"), issued a Request for Proposals respecting online and instant ticket lottery goods and services, and in September 1992 the Company, which was then the incumbent provider of lottery goods and services to the Irish NLC under an agreement awarded to the Company in 1987, submitted a Proposal to the Irish NLC in response to the Irish NLC's Request for Proposals. In November 1992, the Irish NLC selected the Company to provide online and instant ticket goods and services to the Irish NLC under the terms of the competitive procurement and, following negotiations, a definitive agreement was entered into between the Irish NLC and the Company in March 1993. In calendar 1999, the Moriarty Tribunal requested that the Company provide various documents regarding the Company's business in Ireland, which the Company has done, and the Company has been cooperating with the Moriarty Tribunal. In addition, the Company has made its own inquiry into the facts surrounding Mr. Snowden's investment and the extent, if any, of the Company's involvement in or knowledge of that investment. The Company's investigation has determined that no Company funds were used to make Mr. Snowden's investment, and there is no information to suggest that Mr. Snowden ever sought reimbursement for the investment from the Company. Further, there is no information to suggest that Mr. Snowden informed anyone else at the Company of his investment at the time or that his investment was related in any way to the renewal of the Company's contract to supply systems and support to the Irish NLC. Mr. Snowden has advised the Company through his counsel that (i) his investment was a strictly personal one, (ii) the investment was made from his personal funds, (iii) he never sought reimbursement for any portion of his investment from the

Company or any other entity, and (iv) his investment was not related to the Irish NLC and was not intended to and did not influence the Irish NLC's decision to renew the Company's contract.

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

                          SHAREHOLDER CLASS ACTION SUIT

As publicly reported, in August 2000, a shareholder class action lawsuit on behalf of all persons who purchased Company stock during the period from April 11, 2000 to July 25, 2000, was brought against the Company, the Company's former Chairman and Chief Executive Officer, William Y. O'Connor, and the Company's current Chairman, W. Bruce Turner, in the United States District Court of Rhode Island relating to various Company announcements made between April 11, 2000 and July 25, 2000. The complaint filed in the case, Sandra Kafenbaum, individually and on behalf of all others similarly situated, v. GTECH Holdings Corporation, William Y. O'Connor and W. Bruce Turner, generally alleges that the defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to the Company and respecting the Company's prospects in certain non-lottery business lines and investments), while failing to disclose in a timely manner certain allegedly material adverse information that it purportedly had a duty to disclose (including an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary damages from the Company and the individual defendants. In February 2001, the plaintiffs filed an amended complaint which added Steven P. Nowick, the Company's former President and Chief Operating Officer, as an individual defendant. In addition, the amended complaint expands the purported class of plaintiffs to include all persons who purchased common stock of the Company during the period from July 13, 1998 through August 29, 2000. The type of relief sought in the amended complaint is similar to that sought in the original action. In April 2001, the Company and the other defendants moved to dismiss the amended complaint in their lawsuit on the grounds that the allegations made in the amended complaint are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. Oral argument for the Company's motion was held on October 19,

2001 and the motion is pending. The Company believes that it has good defenses to the claims made in this lawsuit. On the basis of information presently available, the Company believes the outcome of this matter will not materially adversely affect the Company's consolidated financial position or results of operations.

                                    EIG SUIT

In February 1999, the Company was sued by a Florida corporation called EIG Gaming International, Inc. ("EIG"), in the Circuit Court of the Eleventh Judicial Circuit of Florida. The Company removed the case to the U.S. District Court for the Southern District of Florida, where it is captioned EIG Gaming International, Inc. v. GTECH Corporation, Case No. 99-1808-Civ-Jordan. In its complaint EIG alleges that it entered into a Letter of Intent with the Company pursuant to which it would assist the Company to obtain the lottery contract for Peru in return for a percentage of the lottery's receipts. EIG further contends that it secured the Peruvian contract for the Company but that the Company thereupon declined to pursue it. Plaintiff claims damages exceeding $80 million. In November 2000, the Company moved for summary judgment. That motion is pending. Trial in the matter had been set for June 2001, but was continued by the court while it considers the summary judgment motion. While the Company vigorously denies plaintiff's allegations, to which it believes it has good defenses, at the present time, the Company is unable to predict the outcome, or the financial statement impact, if any, of this lawsuit.

                        TESEO ARBITRATION AND LITIGATION

In March 2001, GTECH filed with the International Court of Claims (the "ICC") in Paris, France, a request for arbitration of a dispute with Teseo S.p.A. ("Teseo"), an Italian corporation. GTECH commenced this proceeding in order to obtain payment from Teseo of $10,150,000 owed to it under an agreement effective as of August 2, 1999 (the "Agreement") between GTECH and Teseo respecting the sale by GTECH to Teseo of approximately 4,000 terminals, printers and related hardware. In addition, GTECH seeks payment from Teseo of additional amounts respecting certain terminal maintenance services performed by GTECH, certain damages suffered by GTECH, and accrued interest on unpaid amounts. None of the amounts which GTECH seeks to obtain have been, or are, reflected in the Company's financial position or results of operations. Teseo requested that the ICC reject GTECH's claims, and brought a counterclaim against GTECH in the ICC proceeding, alleging that GTECH materially defaulted under the Agreement and that GTECH owes Teseo at least $5,000,000 in damages by reason of such alleged defaults. This arbitration proceeding has been suspended pending payment of amounts requested by the ICC as an advance on costs. In March 2002, Teseo commenced a legal proceeding against GTECH before the Italian Civil Court which essentially restates the counterclaim brought by Teseo in the arbitration proceeding described above, and which seeks identical relief, namely, payment by GTECH to Teseo of damages in an amount not less than $5,000,000. An initial hearing in this matter is scheduled to take place before the Italian Civil Court in July 2002. While the Company believes that it has good defenses to the claims made by Teseo in this lawsuit, and, as described above, a valid cause of action against Teseo stemming from the dispute which is the subject of the Teseo lawsuit, at the present time the Company is unable to predict the outcome of this lawsuit or its financial statement impact, if any.

                                  SERLOPAR SUIT

In April 2002, SERLOPAR, the lottery authority for the Brazilian state of Parana, sued Dreamport Brasil Ltda. and GTECH Brasil Ltda., subsidiaries of the Company (the "Defendants") in the 2nd Public Finance Court of the City of Curitiba, State of Parana, with respect to an agreement dated July 31, 1997, as amended (the "VLT Agreement") between SERLOPAR and the Defendants pursuant to which the Defendants agreed to install and operate video lottery terminals ("VLTS") in Parana. SERLOPAR alleges in its suit that the Defendants installed only 450 of the 1,000 VLTs that the Defendants were allegedly obliged to install, and that the Defendants were overpaid, and failed to reimburse SERLOPAR certain amounts alleged to be due to SERLOPAR, under the VLT Agreement. SERLOPAR seeks payment from the Defendants of an amount in excess of $25,000,000 with respect to these claims, together with unspecified amounts alleged to be due from the Defendants with respect to general losses and damages (including loss of revenues) and court costs and legal fees. The Company, which believes it has good defenses to the claims made by SERLOPAR in this lawsuit, intends to defend itself vigorously in these proceedings. Nevertheless, the Company is unable to predict the outcome of this lawsuit or its financial statement impact, if any.

For further information respecting legal proceedings, see Item 1, "Certain Factors Affecting Future Performance - Government regulations and other actions affecting the online lottery industry could have a negative effect on the Company's business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and Note F of Notes to Consolidated Financial Statements included in this report. The Company also is subject to certain other legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Holding's security holders during the last quarter of fiscal 2002.

ADDITIONAL INFORMATION

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of Holdings as of April 1, 2002 are:

Name                     Age    Position
----                     ---    --------
Howard S. Cohen          55     Chief Executive Officer and President (since
                                March 2001). Previously, Mr. Cohen was President
                                and Chief Executive Officer of the "new" Bell &
                                Howell, a leading information solutions and
                                services provider, from January 2000 to January
                                2001; President, Chief Executive Officer and
                                Chairman of Sidus Systems, Inc., a Toronto
                                Canada based systems integrator, contract
                                manufacturer and distributor, from 1998 to 2000;
                                and President, Chief Executive Officer, and
                                Chief Operating Officer of Peak Technologies
                                Group, a systems integrator of data capture,
                                printing, service solutions and software
                                products, from 1996 to 1998. Prior to this, Mr.
                                Cohen was President of OCE Systems, Inc., a
                                United States subsidiary of the
                                Netherlands-based OCE Corporation, which
                                specializes in printing systems and reprographic
                                equipment, from 1992 to 1996.

David J. Calabro         52     Executive Vice President, Global Operations
                                (since October, 2001), having been Senior Vice
                                President with responsibility for the Company's
                                worldwide facilities management business, since
                                March 1999. Previously, Mr. Calabro was employed
                                by Unisys Corporation, a leading provider of
                                information technology, from May 1995 through
                                February 1999 as its Vice President and General
                                Manager of the United States and Canada Public
                                Sector Market Group, and prior to that, was
                                Director of Business Operations (Government
                                Systems Group) from August 1987 through April
                                1995 for Digital Equipment Corporation, a
                                leading supplier of computer goods and services.

Marc A. Crisafulli       33     Senior Vice President and General Counsel and
                                Secretary (since March 2001) and Chief
                                Compliance Officer (since September 2001).
                                Previously, Mr. Crisafulli was an associate
                                (from September 1994 through June 2000) and a
                                partner (from July 2000 through March 2001) of
                                the Providence-based law firm of Edwards &
                                Angell, LLP where he practiced as a commercial
                                trial lawyer.

Kathleen E. McKeough     51     Senior Vice President, Human Resources (since
                                May 2000). Previously, Ms. McKeough was Senior
                                Vice President of Human Resources of Allied
                                Domecq Retailing U.S., a subsidiary of Allied
                                Domecq, a leading producer and distributor of
                                wines and spirits and owner of quick-service
                                restaurants, from 1996 to 1999, and prior to
                                this, was Chief Financial Officer and Treasurer
                                of Allied Domecq Retailing U.S. from 1994 to
                                1996.

Jaymin B. Patel          34     Senior Vice President and Chief Financial
                                Officer since January 2000. Previously,
                                beginning in 1994 Mr. Patel was employed by the
                                Company in a series of increasingly responsible
                                positions including, from April 1998 until
                                January 2000, as GTECH's Vice President,
                                Financial Planning and Business Evaluation.
                                Prior to his arrival at the Company, Mr. Patel
                                served as a Chartered Accountant with
                                PriceWaterhouse in London.

Antonio Carlos Rocha     53     Senior Vice President, Marketing and Corporate
                                Development (since February 2001). Previously,
                                Mr. Rocha served as President of GTECH Brasil
                                Lda, the Company's Brazilian subsidiary, from
                                January, 1996, during which time the Company
                                obtained the contract to provide online lottery
                                services to Caixa Economica Federale, which
                                operates Brazil's National Lottery. Prior to
                                this, Mr. Rocha was Chairman of the Executive
                                Committee of AT&T Brazil from July 1993 until
                                late 1995, and President of NCR Brazil from
                                April 1991 to July 1993.

Larry R. Smith           55     Senior Vice President and Chief Technology
                                Officer (since June 2001). Previously, Mr. Smith
                                served as Vice President of Global Software
                                Services at Perot Systems Corporation for five
                                years. Mr. Smith also spent 25 years at IBM,
                                where from 1993 to 1996 he served as Senior
                                Manager, Corporate Common Applications.

Donald R. Sweitzer       54     Senior Vice President, Public Affairs since July
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

For the purposes of calculating the aggregate market value of the shares of Common Stock of Holdings held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares beneficially owned by: directors, officers, and employees of and consultants to Holdings and GTECH. However, this should not be deemed to constitute an admission that all such persons or entities are, in fact, affiliates of Holdings, or that there are not other persons who may be deemed to be affiliates of Holdings. Further information concerning shareholdings of officers, directors and principal shareholders of Holdings will be included in Holdings' definitive proxy statement relating to its scheduled August 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

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

FISCAL 2001                                                   HIGH              LOW
-----------                                                   ----              ---
First Quarter (February 27 - May 27, 2000)                    $23.00            $17.88
Second Quarter (May 28 - August 26, 2000)                     $23.50            $17.63
Third Quarter (August 27 - November 25, 2000)                 $19.25            $15.38
Fourth Quarter (November 26, 2000 - February 24, 2001)        $27.75            $18.25

FISCAL 2002                                                   HIGH              LOW
-----------                                                   ----              ---
First Quarter (February 25 - May 26, 2001)                    $38.18            $25.02
Second Quarter (May 27 - August 25, 2001)                     $38.90            $29.60
Third Quarter (August 26 - November 24, 2001)                 $45.62            $29.75
Fourth Quarter (November 25, 2001 - February 23, 2002)        $51.48            $41.21

The closing price of the Common Stock on the New York Stock Exchange on April 9, 2002 was $56.11. As of April 9, 2002, there were approximately 790 holders of record of the Common Stock.

Holdings has never paid cash dividends on its Common Stock and has no current plan to do so. The current policy of Holdings' Board of Directors is to reinvest earnings in the operation and expansion of the Company's business and, from time to time, to execute repurchases of shares of Holdings Common Stock under the Company's share repurchase programs. Further, Holdings is a holding company and its operations are conducted through the Company and its subsidiaries. Accordingly, the ability of Holdings to pay dividends on its Common Stock would be dependent on the earnings and cash flow of its subsidiaries and the availability of such cash flow to Holdings.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the other financial information included in this report. The operating, per share, balance sheet and cash flow data in the table are derived from the Consolidated Financial Statements of the Company which were audited by independent auditors.



                                                                               Fiscal Year Ended
                                             --------------------------------------------------------------------------------------
                                               February 23,      February 24,      February 26,      February 27,      February 28,
                                                   2002              2001              2000              1999            1998 (a)
                                             --------------      ------------      ------------      ------------      ------------
OPERATING DATA:                                                         (Dollars in thousands, except per share amounts)
Revenues:
     Services                                $      831,787    $      856,475    $      860,419    $      887,395    $      868,522
     Sales of products                              177,914            80,068           150,379            85,528           122,045
                                               -------------     -------------     -------------   ---------------   --------------
         Total                                    1,009,701           936,543         1,010,798           972,923           990,567

Gross Profit:
     Services                                       245,479           292,380           305,110           297,630           266,940
     Sales of products                               41,462             5,224            48,426            25,703            48,230
                                               -------------     -------------     -------------   ---------------   --------------
         Total                                      286,941           297,604           353,536           323,333           315,170

Special charges (credit)  (b)                             -            42,270            (1,104)           15,000            99,382
Operating income                                    134,350            81,905           180,000           141,720            44,104
Interest expense, net of interest income             17,426            21,569            25,523            23,326            24,578
Income before extraordinary charge                   75,786            43,148            93,585            89,063            27,214
Extraordinary charge, net of
  income tax benefit (c)                              7,760                 -                 -                 -                 -
Net income                                           68,026            43,148            93,585            89,063            27,214

PER SHARE DATA:
Basic:
Income before extraordinary charge           $         2.57    $         1.25    $         2.58    $         2.17    $         0.65
Extraordinary charge                                  (0.26)                -                 -                 -                 -
                                             ---------------   ---------------   ---------------   ---------------   --------------
Net income                                   $         2.31    $         1.25    $         2.58    $         2.17    $         0.65
                                             ===============   ===============   ===============   ===============   ==============

Diluted:
Income before extraordinary charge           $         2.51    $         1.25    $         2.58    $         2.16    $         0.64
Extraordinary charge                                  (0.25)                -                 -                 -                 -
                                             ---------------   ---------------   ---------------   ---------------   --------------
Net income                                   $         2.26    $         1.25    $         2.58    $         2.16    $         0.64
                                             ===============   ===============   ===============   ===============   ==============

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit)                    $      (11,448)   $       65,273    $       28,253    $        3,755    $       27,371
Total assets                                        853,829           938,160           891,023           874,215         1,023,812
Long-term debt, less current portion                329,715           316,961           349,400           319,078           453,587
Shareholders' equity                                202,955           314,362           296,576           283,906           345,210

CASH FLOW DATA:
Net cash provided by operating activities    $      345,230    $      251,970    $      230,782    $      286,282    $      294,135
Net cash used for investing activities             (164,726)         (162,566)         (164,343)          (77,231)         (323,880)
                                             ---------------   ---------------   ---------------   ---------------   --------------
Free cash flow                               $      180,504    $       89,404    $       66,439    $      209,051    $      (29,745)
                                             ===============   ===============   ===============   ===============   ==============

Depreciation and amortization                $      168,543    $      174,395    $      185,376    $      199,321    $      204,768

OTHER DATA:
Earnings before depreciation, amortization,
     interest, taxes and other special and
     noncash charges and credits (d)         $      324,282    $      312,206    $      361,764    $      377,046    $      347,700
Number of lottery terminals sold                     36,240             5,570            13,293             4,921            11,963
Number of lottery customers at year-end                  82                83                82                81                78

----------------------
(a)      53-week year.

(b) The impact of the special charges (credit) on earnings per share on a diluted basis was $0.74, ($0.02), $0.22 and $1.44, in fiscal 2001,
         2000, 1999 and 1998, respectively. See Note P to the consolidated financial statements.

(c) Represents an after-tax extraordinary charge on early retirement of debt and refinancing of the Company's World Headquarters facilities. See Note R to the consolidated financial statements.

(d) The Company believes that earnings before depreciation, amortization, interest, taxes and other special and noncash charges and credits (the latter two items comprising infrequent and unusual charges which the Company believes are not representative of the Company's ongoing operations such as special charges and adjustments to the carrying values of certain investments), or EBITDA, assists in explaining trends in the Company's operating performance, provides useful information about the Company's ability to incur and service indebtedness and is a commonly used measure of performance by securities analysts and investors in the gaming industry. EBITDA should not be considered as an alternative to operating income as an indicator of the Company's performance or to cash flows as a measure of the Company's liquidity. As the Company defines it, EBITDA may not be comparable to other similarly titled measures used by other companies. The components of EBITDA for fiscal years prior to 2002 have been restated to conform to the fiscal 2002 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements may include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: (i) governmental regulations and other actions affecting the online lottery industry could have a negative effect on the Company's business, (ii) the Company's lottery operations are dependent upon its continued ability to retain and extend its existing contracts (including with respect to several of the Company's significant online lottery service contracts which are the subject of competitive procurement procedures over the next 12 months) and win new contracts, (iii) slow growth or declines in sales of online lottery goods and services could adversely affect the Company's future revenues and profitability,
(iv) the Company has significant foreign exchange exposure, (v) the Company is subject to the economic, political and social instability risks of doing business in foreign jurisdictions, (vi) the Company has a concentrated customer base, and the loss of any of its larger customers could harm its results, (vii) the Company's quarterly operating results may fluctuate significantly, (viii) the Company operates in a highly competitive environment, (ix) the Company is subject to substantial penalties for failure to perform under its contracts, (x) the Company may not be able to respond to technological changes or satisfy future technological demands of its customers, (xi) expansion of the gaming industry faces opposition which may limit the legalization, or expansion, of online gaming to the detriment of the Company's business, financial condition, results and prospects, (xii) the Company's business prospects and future success depend upon its ability to attract and retain qualified employees, (xiii) the Company may be subject to adverse determinations in pending legal proceedings, and (xiv) other risks and uncertainties set forth below and elsewhere in this report, and in the Company's subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.

General

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February and fiscal 2002 ended on February 23, 2002.

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

Product sale revenues have been derived primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The Company's gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. The Company currently anticipates that product sales during fiscal 2003 will be in a range of $90 million to $110 million.

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, in May 2000 and December 2000, the Company entered into agreements that permit bill payments over its Brazilian and Chilean networks, respectively.

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, the Company would not necessarily know of the existence of an investigation that might involve the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See Note F to the Consolidated Financial Statements, Part I, Item 1, -- "Certain Factors That May Affect Future Performance" and Part I, Item 3 -- "Legal Proceedings" herein for further information concerning these matters and other contingencies.

The Company is a global business and derives a substantial portion of its revenues from operations outside of the United States. In particular, in fiscal 2002, the Company derived approximately 51% of its revenues from its international operations and 11.5% of its revenues from its Brazilian operations alone (including 10.7% of its revenues from the National Lottery of Brazil, one of the Company's largest customers). In addition, a substantial portion of the Company's assets are held outside of the United States.

Upcoming Significant Contract Rebids

A majority of the Company's revenues and cash flow is derived from its portfolio of long-term online lottery service contracts, each of which in the ordinary course of the Company's business periodically is the subject of competitive procurement or renegotiation. Through fiscal 2003 (which ends in February 2003), three of the Company's larger contracts, as measured by annual revenues, will be the subject of competitive procurements to select contractors to supply lottery goods and services upon the termination of the Company's current contracts. Among these is the National Lottery of Brazil, one of the Company's largest contracts, which accounted for 10.7% of the Company's consolidated revenues in fiscal 2002. The Company believes, upon the expiration of the Company's current contract, that Caixa Economica Federal, the operator of Brazil's National Lottery, is likely to attempt to handle internally some non-lottery operations currently performed by the Company under its contract and, with regard to the remaining lottery operations, may seek to proceed with a competitive procurement process calculated to result in multiple vendors to administer Brazil's National Lottery, which is presently administered solely by the Company. Other large contracts that will be subject to competitive procurement through fiscal 2003 include the California and Georgia lottery contracts. See Part I, Item 1 -- "Certain Factors That May Affect Future Performance - The Company's lottery operations are dependent upon its continued ability to retain and extend its existing contracts and win new contracts" and "Lottery Contract Awards and Related Significant Developments" herein for further information concerning these matters.

Critical Accounting Policies

Recently, the Securities and Exchange Commission issued new advice regarding disclosure of critical accounting policies. In response to this advice, the Company has identified the accounting policies listed below that the Company believes are most critical to the Company's financial condition and results of operations, and that require management's most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note A to the Consolidated Financial Statements which includes other significant accounting policies.

REVENUE RECOGNITION

The Company recognizes service revenues as the services are performed. Liquidated damages (which equaled 0.14%, 0.47% and 0.56% of the Company's total revenues in fiscal 2002, 2001 and 2000, respectively) are recorded as a reduction in revenue in the period in which it is determined that they are probable and estimable. Revenues from product sales or sales-type leases are recognized when installation is complete and the customer accepts the product (when acceptance is a stipulated contractual term). In those instances where the Company is not responsible for installation, revenue is recognized when the product is shipped. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

Generally, product sales under long-term contracts are recorded over the contractual period under the percentage of completion method of accounting. Under the percentage of completion method of accounting, sales and estimated gross profit are recognized as work is completed and accepted by the customer by utilizing the most recent estimates of cost to complete. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs during the period in which the information necessary to make the adjustment becomes available. If the current contract estimate indicates a loss, provision is made for the estimated loss when it becomes known and quantifiable. The completed contract method of accounting is used for long-term contracts in those circumstances under which estimated costs to complete the delivery cannot be reasonably estimated or when the contract stipulates the entire balance due under the contract is refundable if the product is not accepted by the customer. Under the completed contract method of accounting, product sales are recorded when the Company has substantially completed its obligations under the contract.

At February 23, 2002, the Company had advance payments from customers of approximately $72.6 million, including amounts received from two customers in Europe whose lottery systems are online and selling lottery tickets. The Company currently expects to record product sales related to these two customers in fiscal 2003 upon receipt of final acceptance letters.

RECEIVABLES AND INVENTORY RESERVES

The Company evaluates the collectibility of trade accounts and sales-type lease receivables on a customer-by-customer basis and believes its reserves are adequate; however, if economic circumstances change significantly resulting in a major customer's inability to meet its financial obligation to the Company, original estimates of the recoverability of amounts due the Company could be reduced by significant amounts requiring additional reserves.

Inventories include amounts related to the Company's long-term service contracts and product sales contracts, including product sales under long-term contracts, and are stated at the lower of cost (first-in, first-out method) or market. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. The Company believes its reserves are adequate; however, should future sales forecasts change, the Company's original estimates of obsolescence could increase by a significant amount requiring additional reserves.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

The Company periodically evaluates the recoverability of goodwill and other intangible and long-lived assets whenever events or changes in circumstances, such as declines in revenues, earnings or cash flows or material adverse changes in the economic stability of a particular country indicate that the carrying amount of an asset may not be recoverable. The Company's goodwill is not considered impaired based on management's estimates of future cash flows applying the current accounting standards. If facts and circumstances were to indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived assets would be compared to their carrying amounts to determine if a write-down to fair value is necessary.

All references to the Consolidated Financial Statements of the Company and Notes thereto are to the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 herein.

The following discussion should be read in conjunction with the table below.

                                                                              SUMMARY FINANCIAL DATA


                                                                                 Fiscal Year Ended
                                                          ------------------------------------------------------------------
                                                                February 23,         February 24,           February 26,
                                                                   2002                 2001                    2000
                                                          ------------------------------------------------------------------
                                                                               (Dollars in thousands)
Revenues:
     Services                                             $   831,787     82.4%   $ 856,475     91.5%   $   860,419     85.1%
     Sales of products                                        177,914     17.6       80,068      8.5        150,379     14.9
                                                          -----------     ----    ---------     ----    -----------     ----
         Total                                              1,009,701    100.0      936,543    100.0      1,010,798    100.0

Costs and expenses:
     Costs of services (a)                                    586,308     70.5      564,095     65.9        555,309     64.5
     Costs of sales (a)                                       136,452     76.7       74,844     93.5        101,953     67.8
                                                          -----------     ----    ---------     ----    -----------     ----
         Total                                                722,760     71.6      638,939     68.2        657,262     65.0
                                                          -----------     ----    ---------     ----    -----------     ----

Gross profit                                                  286,941     28.4      297,604     31.8        353,536     35.0

Selling, general and administrative                           112,763     11.2      117,997     12.6        122,334     12.1
Research and development                                       33,779      3.3       49,267      5.3         46,053      4.6
Goodwill amortization                                           6,049      0.6        6,165      0.6          6,253      0.6
Special charges (credit)                                           --       --       42,270      4.5         (1,104)    (0.1)
                                                          -----------     ----    ---------     ----    -----------     ----
     Operating expenses                                       152,591     15.1      215,699     23.0        173,536     17.2

Operating income                                              134,350     13.3       81,905      8.8        180,000     17.8

Other income (expense):
     Interest income                                            5,450      0.5        5,596      0.6          3,509      0.3
     Equity in earnings of unconsolidated affiliates            3,959      0.4        3,167      0.3          2,843      0.3
     Other income (expense)                                     1,353      0.1        7,232      0.8         (1,343)    (0.1)
     Interest expense                                         (22,876)    (2.2)     (27,165)    (2.9)       (29,032)    (2.9)
                                                          -----------     ----    ---------     ----    -----------     ----
Income before income taxes and extraordinary charge           122,236     12.1       70,735      7.6        155,977     15.4

Income taxes                                                   46,450      4.6       27,587      3.0         62,392      6.1
                                                          -----------     ----    ---------     ----    -----------     ----

Income before extraordinary charge                             75,786      7.5       43,148      4.6         93,585      9.3

Extraordinary charge, net of income tax benefit                 7,760      0.8           --       --             --       --
                                                          -----------     ----    ---------     ----    -----------     ----
Net income                                                $    68,026      6.7%   $  43,148      4.6%   $    93,585      9.3%
                                                          ===========     ====    =========     ====    ===========     ====


      (a) Percentages are computed based on cost as a percentage of related revenue.

Special Charges

In fiscal 2001, the Company recorded special charges of $42.3 million ($25.8 million after-tax, or $0.74 per diluted share) in connection with certain contractual obligations and a value assessment of the Company's business operations. The major components of the special charges consisted of $14.0 million for a workforce reduction that eliminated approximately 255 Company positions worldwide, $11.5 million for contractual obligations in connection with the departures in July 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $8.5 million for costs associated with the exit of certain business strategies and product lines and $8.3 million for the termination of consulting agreements and facility exit costs, net of gains on the disposition of Company aircraft. See Note P to the Consolidated Financial Statements.

The Company realized pre-tax cost savings of approximately $12 to $13 million in fiscal 2001 and approximately $36 to $38 million in fiscal 2002 from the value assessment.


Results of Operations

COMPARISON OF FISCAL 2002 WITH 2001

Revenues for fiscal 2002 totaled $1.0 billion, representing a $73.2 million, or 7.8%, increase over revenues of $936.5 million in fiscal 2001.

Service revenues, including lottery and other services, in fiscal 2002 were $831.8 million, representing a $24.7 million, or 2.9%, decrease from service revenues of $856.5 million in fiscal 2001. This decrease was primarily driven by a $19.5 million reduction in international lottery service revenues, along with the expiration of certain electronic benefit transfer contracts, partially offset by higher domestic lottery service revenues.

The Company's international lottery service revenues in fiscal 2002 were $340.8 million, a $19.5 million, or 5.4% decrease, from the $360.3 million recorded in fiscal 2001, primarily due to the combined effect of the weakening of the Brazilian real against the United States dollar and contractual rate changes. This decrease was partially offset by an increase in sales by several of the Company's international lottery customers and the launch of the national lotteries in Colombia, Jamaica and Taiwan.

The Company's domestic lottery service revenues were $481.2 million in fiscal 2002, an increase of $15.8 million, or 3.4%, over the $465.4 million recorded in the same period of fiscal 2001. This increase was primarily due to higher same-store sales primarily in California and Georgia.

Product sales in fiscal 2002 were $177.9 million, an increase of $97.8 million over the $80.1 million of product sales in fiscal 2001. This increase was driven by sales of terminals and software to our customer in the United Kingdom.

Gross margins on service revenues were 29.5% in fiscal 2002 compared to 34.1% in fiscal 2001, primarily due to the write-off of assets and reserves associated with the economic instability in Argentina and impairment charges relating to an under-performing international contract.

Gross margins on product sales in fiscal 2002 were 23.3% compared to 6.5% in the same period last year, primarily due to the large volume of terminal sales to the Company's customer in the United Kingdom. In addition, cost over-runs on system installations in New South Wales, Australia and Israel adversely impacted prior year margins.

Operating expenses in fiscal 2002 were $152.6 million, representing a $63.1 million, or 29.3%, decrease, when compared to the $215.7 million of operating expenses incurred in fiscal 2001. This decrease was principally due to the absence of $42.3 million of prior year special charges, and $5.2 million of additional charges principally in connection with the implementation of a Restricted Stock plan and $15.6 million of reductions primarily driven by the continued execution of the value assessment initiatives implemented in fiscal 2001 and the Company's increased emphasis on improving productivity and efficiency. As a percentage of revenues, operating expenses were 15.1% and 23.0% (18% exclusive of the prior year special and additional charges in fiscal 2001) during fiscal 2002 and 2001, respectively.

Other income declined from $7.2 million in fiscal 2001 to $1.4 million in fiscal 2002 primarily due to the write-off in the second quarter of fiscal 2002 of the Company's $9.3 million cost method investment in the common stock of an Internet security developer partially offset by a $3.9 million gain on the sale of a majority interest in the Company's subsidiary in the Czech Republic, which owns certain lottery assets.

Interest expense in fiscal 2002 was $22.9 million, a decrease of $4.3 million, or 15.8%, from interest expense of $27.2 million incurred during fiscal 2001. This decrease was primarily due to lower interest rates including those resulting from the debt restructuring described below.

The Company's effective income tax rate decreased from 39% fiscal 2001 to 38% in fiscal 2002 principally due to lower state income taxes and a reduction in non-deductible expenses.

In the fourth quarter of fiscal 2002, the Company recorded an extraordinary charge of $12.5 million ($7.8 million after tax, or $0.25 per diluted share), principally comprised of tender premiums associated with the early retirement of $110 million of 7.75% Series A Senior Notes due 2004 and $55 million of 7.87% Series B Senior Notes due 2007, net of gains on interest rate swaps, along with make whole premiums associated with the refinancing of the Company's World Headquarters facilities.

Weighted average diluted shares in fiscal 2002 declined 4.5 million shares to
30.2 million shares as a result of the Company's share repurchase program. During fiscal 2002, the Company repurchased 7.5 million shares in the open market. The impact on fiscal 2002 diluted earnings per share of the lower level of weighted average shares in fiscal 2002 as compared to fiscal 2001 was approximately $0.30 per diluted share.


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

Product sales in fiscal 2001 were $80.1 million, a decrease of $70.3 million from the $150.4 million of product sales in fiscal 2000. Fiscal 2000 product sales included sales of an online lottery system to Israel, a new central system with instant ticket capabilities to Sweden, and equipment to South Africa. The Company sold approximately 5,600 lottery terminals in fiscal 2001, compared to approximately 13,300 lottery terminals in fiscal 2000.

Gross margins on service revenues were 34.1% in fiscal 2001 compared to 35.5% in fiscal 2000, primarily driven by start-up losses on the lottery system installation in Morocco, along with additional costs incurred relating to the delayed start-up of the Colombia lottery that launched on January 17, 2001.

Gross margins on product sales decreased from 32.2% in fiscal 2000 to 6.5% in fiscal 2001, primarily due to cost over-runs on the lottery system conversion the Company implemented in New South Wales, Australia, and the lower volume of equipment sales to South Africa in fiscal 2001 compared to fiscal 2000.

Selling, general and administrative expenses in fiscal 2001 were $118.0 million, representing a $4.3 million, or 3.5%, decrease from the $122.3 million incurred in fiscal 2000. This decrease was primarily attributable to cost reductions resulting from the value assessment, partially offset by non cash charges associated with the implementation of the Company's Restricted Stock Plan in August 2000. As a percentage of revenues, selling, general and administrative expenses were 12.6% and 12.1% during fiscal 2001 and 2000, respectively.

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

The Company's effective income tax rate decreased from 40% in fiscal 2000 to 39% in fiscal 2001, principally due to lower state income taxes and increased research and development tax credits. The Company's effective income tax rate was greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.

Weighted average shares in fiscal 2001 declined 1.7 million shares to 34.6 million shares as a result of the Company's share repurchase program. On March 19, 2001, after the end of its 2001 fiscal year, the Company repurchased 5 million shares of its common stock from Tiger Management, its then largest shareholder, for $130.0 million.


Changes in Financial Position, Liquidity and Capital Resources

During fiscal 2002, the Company generated $345.2 million of cash from operations. This cash, together with existing cash balances was principally used to fund the purchase of $176.5 million of systems, equipment and other assets relating to contracts and to repurchase $219.3 million of the Company's common stock.

Accounts receivable decreased by $18.3 million, from $118.7 million at February 24, 2001 to $100.4 million at February 23, 2002, primarily due to collections related to product sales in the fourth quarter of fiscal 2001.

Inventories decreased by $31.2 million, from $117.8 million at February 24, 2001 to $86.6 million at February 23, 2002, primarily due to shipments of inventory related to new system installations in New York and Ohio.

Other assets decreased by $27.3 million, from $116.7 million at February 24, 2001 to $89.4 million at February 24, 2002, primarily due to the write-off of the Company's cost method investment in the common stock of an Internet security developer, scheduled payments received on sales type leases and reserves associated with the Company's assets in Argentina.

Included in other assets at February 23, 2002 were investments in and advances to unconsolidated affiliates totaling $12.5 million. The Company periodically evaluates the net realizable value of these investments to determine if an other than temporary decline in value exists and during fiscal 2002 recorded impairment charges of $1 million. In the opinion of management, no other impairment existed at February 23, 2002; however, should future events and circumstances indicate an other than temporary decline in value has occurred with regard to one or more of these investments, a charge to expense would be recorded at that time to reflect the adjustment in the net realizable value of the underlying investment.

Accounts payable decreased by $5.9 million, from $49.3 million at February 24, 2001 to $43.4 million at February 23, 2002, primarily due to the timing of payments to vendors.

Accrued expenses increased by $10.1 million, from $65.6 million at February 24, 2001 to $75.7 million at February 23, 2002, primarily due to severance and facility closure accruals related to the Company's ongoing efforts to reduce costs and improve efficiency.

Advance payments from customers increased by $17.2 million, from $55.4 million at February 24, 2001 to $72.6 million at February 23, 2002, primarily due to advances received from customers related to product sales the Company expects to complete delivery of during fiscal 2003.

At February 23, 2002, the Company's current liabilities exceeded its current assets by $11.4 million, principally due to the $72.6 million of advance payments from customers.

Income taxes payable, that are reported net of income tax refunds receivable, decreased by $10.7 million, from $64.6 million at February 24, 2001 to $53.9 million at February 23, 2002. This decrease was primarily due to the tax benefits generated from the extraordinary charge, along with tax benefits from the exercise of stock options.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, the Company currently anticipates that net cash used for investing activities in fiscal 2003 will be in a range of $180 million to $190 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's credit facility. On June 22, 2001, the Company refinanced its credit facility with a syndicate of nine banks led by The Bank of America. The new credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of February 23, 2002, there were no borrowings under the credit facility. The Company currently expects that its cash flow from operations and available borrowings under its credit facility will be sufficient for the foreseeable future to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations, to fund anticipated internal growth and to repurchase shares of the Company's common stock, from time to time, under the Company's share repurchase programs.

On December 4, 2001, the Board of Directors authorized a new share repurchase program for up to an aggregate amount of $75 million of the Company's common stock through February 2003 in addition to the $16 million outstanding under the previous share repurchase program. The Board also authorized the Company to use any proceeds received from the exercise of stock options to repurchase shares of the Company's common stock. During the fourth quarter of fiscal 2002, the Company repurchased approximately 565,000 shares of common stock for $24.9 million. At February 23, 2002, there was approximately $66 million available under the share repurchase programs. The Company plans to periodically repurchase shares in the open market based on market conditions and corporate considerations.

Details of the Company's contractual obligations for long-term debt and operating leases are as follows (see Notes E and L to the Consolidated Financial Statements):

                                                         Fiscal
                      ---------------------------------------------------------------------------
                        2003       2004       2005       2006       2007    Thereafter     Total
                      -------    -------    -------    -------    -------   ----------   --------
                                                   (in millions)
Long-term debt        $   3.5    $   4.0    $  44.0    $   3.0    $   3.2    $  275.5    $  333.2
Operating leases         26.3       19.2        9.3        7.7       32.4         3.6        98.5
                      -------    -------    -------    -------    -------    --------    --------
Total                 $  29.8    $  23.2    $  53.3    $  10.7    $  35.6    $  279.1    $  431.7
                      =======    =======    =======    =======    =======    ========    ========


Off-Balance Sheet Arrangements

The Company has a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns the Company's World Headquarters facilities. The Company accounts for the Partnership using the equity method. At February 23, 2002, the Partnership's assets (comprised principally of the World Headquarters facilities) and liabilities (comprised principally of the debt on the facilities) were $17.7 million and $26.8 million, respectively.

In December 2001, the Partnership refinanced its outstanding debt on favorable terms and replaced its general partners with another unrelated third party. The Partnership incurred an expense on extinguishment of debt in the amount of $5.4 million in connection with the repayment of the existing mortgage, which was allocated to the Company. In connection with the refinancing, the existing lease was amended to shorten its term and reduce the current lease payments. Pursuant to the provisions of the partnership agreement, the Company will indirectly have the ability to acquire the property for a predetermined price at the end of the lease term. Should the Company not proceed to do so, it could nonetheless be obligated for up to $28.0 million. The Partnership has classified the lease as an operating lease in accordance with Financial Accounting Standards Board Statement 13, "Accounting for Leases."


Commitments and Guarantees

The Company enters into performance and other bonds related to various contracts, which generally have terms of one year. Potential payments due under these bonds are related to performance under the applicable contract.
During the Company's 20-year history, it has never made any payments under these types of bonds and the Company does not currently anticipate that payments will be required under the current bonds. The following table provides information related to potential commitments at February 23, 2002:

                                                    Total Potential
                                                       Commitments
                                                     -------------
                                                     (in millions)
                 Performance guarantees              $       186.6
                 Financial guarantees                          9.0
                 All other guarantees                          5.7
                                                     -------------
                                                     $       201.3
                                                     =============

The Company has guaranteed, at February 23, 2002, approximately $6.4 million, or 44%, of $14.5 million of loans made by an unrelated commercial lender to Lottery Technology Services Corporation ("LTSC"), an entity in which the Company has a 44% equity interest. LTSC provides equipment and services, supplied by the Company, to the Bank of Taipei, which holds the license to operate the Taiwan Public Welfare Lottery. The loans have a maturity date of January 2007 and the Company's guarantee expires in July 2007. See Note K to the Consolidated Financial Statements.

The Company has guaranteed lease obligations of Times Squared Incorporated ("Times Squared") of $3 million. The guarantee expires in December 2013. As of February 23, 2002, the outstanding lease obligations were $2.6 million. Times Squared is a nonprofit corporation established for, among other things, providing secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology. See Note F to the Consolidated Financial Statements.


Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during fiscal 2002.


Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At February 23, 2002, after taking into consideration $95 million of interest rate swaps, the estimated fair value of the Company's $135 million of fixed rate Senior Notes approximated $137.0 million. A hypothetical 10% adverse or favorable change in interest rates applied to the fixed rate Senior Notes would not have a material effect on current earnings. An independent investment banker determined the estimated fair value amounts.

At February 23, 2002, the estimated fair value of the Company's $175 million principal amount of 1.75% Convertible Debentures approximated $195.9 million. At February 23, 2002, a hypothetical 10% increase in interest rates would increase the estimated fair value of the Convertible Debentures to $194.4 million and a hypothetical 10% decrease in interest rates would reduce the estimated fair value of the Convertible Debentures to $197.4 million. An independent investment banker determined the estimated fair value amounts.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

The Company uses various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. In June 2001, the Company entered into two-interest rate swaps for an aggregate amount of $150 million, which effectively entitled the Company to exchange fixed rate payments for variable rate payments from the period June 6, 2001 to May 15, 2007. In the fourth quarter of fiscal 2002, in connection with the retirement of $55 million of the 2007 Senior Notes, the Company sold $55 million of the interest rate swaps for $2.4 million. This amount was recorded as a reduction of the fiscal 2002 extraordinary charge in connection with the early retirement of $165 million of Senior Notes.

Equity price risk

At February 23, 2002, the estimated fair value of the Company's $175 million principal amount of 1.75% Convertible Debentures approximated $195.9 million. At February 23, 2002, a hypothetical 10% increase in the market price of the Company's Common Stock would increase the estimated fair value of the Convertible Debentures to $207.5 million and a hypothetical 10% decrease in the market price of the Company's Common Stock would reduce the estimated fair value of the Convertible Debentures to $185.5 million. An independent investment banker determined the estimated fair value amounts.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At February 23, 2002 and February 24, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $10.5 million and $14.6 million, respectively, that would be recorded in the equity section of the Company's Consolidated Balance Sheet.

At February 23, 2002 and February 24, 2001, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $3.5 million and $3.4 million, respectively, that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At February 23, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2003 of $9.0 million. Comparatively, at February 24, 2001, a hypothetical 10% adverse change in foreign exchange rates would have resulted in a net reduction of cash flow from anticipatory transactions of $21.2 million in fiscal 2002, largely as a result of anticipated cash flows from the Company's customer in the United Kingdom. The percentage of fiscal 2002 and 2001 anticipatory cash flows that were hedged varied throughout each fiscal year, but averaged 64% in fiscal 2002 compared to 51% in fiscal 2001.

As of February 23, 2002, the Company had contracts for the sale of foreign currency of approximately $51.9 million (primarily Brazilian real, pounds sterling and Euro) and the purchase of foreign currency of approximately $32.1 million (primarily pounds sterling and Mexican peso). Comparatively, at February 24, 2001, the Company had contracts for the sale of foreign currency of approximately $94.8 million (primarily Spanish pesetas, Australian dollars and pounds sterling) and the purchase of foreign currency of approximately $65.5 million (primarily pounds sterling).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors and Shareholders
GTECH Holdings Corporation

We have audited the accompanying consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 23, 2002 and February 24, 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 23, 2002. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTECH Holdings Corporation and subsidiaries at February 23, 2002 and February 24, 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 23, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                             ERNST & YOUNG LLP


Boston, Massachusetts
March 22, 2002, except for
   Note F, as to which the date is
   April 2,2002

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             February 23,   February 24,
                                                                                                 2002           2001
                                                                                             ------------   ------------
ASSETS                                                                                          (Dollars in thousands)
CURRENT ASSETS:
    Cash and cash equivalents                                                                 $  35,095       $  46,948
    Trade accounts receivable                                                                   100,361         118,721
    Sales-type lease receivables                                                                  4,894           8,722
    Inventories                                                                                  86,629         117,789
    Deferred income taxes                                                                        28,321          26,850
    Other current assets                                                                         22,730          18,798
                                                                                              ---------       ---------
                        TOTAL CURRENT ASSETS                                                    278,030         337,828

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                       369,595         361,334

GOODWILL                                                                                        116,828         122,325

OTHER ASSETS                                                                                     89,376         116,673
                                                                                              ---------       ---------
                        TOTAL ASSETS                                                          $ 853,829       $ 938,160
                                                                                              =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short term borrowings                                                                     $   2,358       $   2,316
    Accounts payable                                                                             43,430          49,267
    Accrued expenses                                                                             75,666          65,571
    Employee compensation                                                                        37,941          31,898
    Advance payments from customers                                                              72,645          55,418
    Income taxes payable                                                                         53,928          64,573
    Current portion of long-term debt                                                             3,510           3,512
                                                                                              ---------       ---------
                        TOTAL CURRENT LIABILITIES                                               289,478         272,555

LONG-TERM DEBT, less current portion                                                            329,715         316,961

OTHER LIABILITIES                                                                                27,986          29,883

DEFERRED INCOME TAXES                                                                             3,695           4,399

COMMITMENTS AND CONTINGENCIES                                                                        --              --

SHAREHOLDERS' EQUITY:
    Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued             --              --
    Common Stock, par value $.01 per share--150,000,000 shares authorized,
     46,148,702 and 44,507,315 shares issued; 28,745,628 and 34,257,527 shares
      outstanding at February 23, 2002 and February 24, 2001, respectively                          461             445
    Additional paid-in capital                                                                  234,247         183,294
    Equity carryover basis adjustment                                                            (7,008)         (7,008)
    Accumulated other comprehensive loss                                                       (100,815)        (85,852)
    Retained earnings                                                                           542,878         479,305
                                                                                              ---------       ---------
                                                                                                669,763         570,184
    Less cost of 17,403,074 and 10,249,788 shares in treasury at
      February 23, 2002 and February 24, 2001, respectively                                    (466,808)       (255,822)
                                                                                              ---------       ---------
                                                                                                202,955         314,362
                                                                                              ---------       ---------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 853,829       $ 938,160
                                                                                              =========       =========

See Notes to Consolidated Financial Statements

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                                         Fiscal Year Ended
                                                         -----------------------------------------------
                                                         February 23,      February 24,      February 26,
                                                            2002               2001              2000
                                                         ------------      ------------      ------------
                                                         (Dollars in thousands, except per share amounts)
Revenues:
    Services                                             $   831,787       $   856,475       $   860,419
    Sales of products                                        177,914            80,068           150,379
                                                         -----------       -----------       -----------
                                                           1,009,701           936,543         1,010,798
Costs and expenses:
    Costs of services                                        586,308           564,095           555,309
    Costs of sales                                           136,452            74,844           101,953
                                                         -----------       -----------       -----------
                                                             722,760           638,939           657,262
                                                         -----------       -----------       -----------

Gross profit                                                 286,941           297,604           353,536

Selling, general and administrative                          112,763           117,997           122,334
Research and development                                      33,779            49,267            46,053
Goodwill amortization                                          6,049             6,165             6,253
Special charges (credit)                                          --            42,270            (1,104)
                                                         -----------       -----------       -----------
    Operating expenses                                       152,591           215,699           173,536
                                                         -----------       -----------       -----------

Operating income                                             134,350            81,905           180,000

Other income (expense):
    Interest income                                            5,450             5,596             3,509
    Equity in earnings of unconsolidated affiliates            3,959             3,167             2,843
    Other income (expense)                                     1,353             7,232            (1,343)
    Interest expense                                         (22,876)          (27,165)          (29,032)
                                                         -----------       -----------       -----------

Income before income taxes and extraordinary
    charge                                                   122,236            70,735           155,977

Income taxes                                                  46,450            27,587            62,392
                                                         -----------       -----------       -----------

Income before extraordinary charge                            75,786            43,148            93,585

Extraordinary charge, net of income tax
    benefit of $4,756                                          7,760                --                --
                                                         -----------       -----------       -----------

Net income                                               $    68,026       $    43,148       $    93,585
                                                         ===========       ===========       ===========

Basic earnings per share:
    Income before extraordinary charge                   $      2.57       $      1.25       $      2.58
    Extraordinary charge                                       (0.26)               --                --
                                                         -----------       -----------       -----------
                                                         $      2.31       $      1.25       $      2.58
                                                         ===========       ===========       ===========

Diluted earnings per share:
    Income before extraordinary charge                   $      2.51       $      1.25       $      2.58
    Extraordinary charge                                       (0.25)               --                --
                                                         -----------       -----------       -----------
                                                         $      2.26       $      1.25       $      2.58
                                                         ===========       ===========       ===========

See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Fiscal Year Ended
                                                                                       --------------------------------------------
                                                                                       February 23,    February 24,    February 26,
                                                                                           2002            2001            2000
                                                                                       ------------    ------------    ------------
                                                                                                  (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                              $  68,026       $  43,148       $  93,585
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                                        154,071         156,262         168,284
      Intangibles amortization                                                              8,423          11,968          10,839
      Goodwill amortization                                                                 6,049           6,165           6,253
      Extraordinary charge, net of income tax benefit                                       7,760              --              --
      Termination of interest rate swaps                                                    2,364          12,970              --
      Asset impairment charges                                                             27,183           4,176           1,000
      Special charges (credit)                                                                 --          42,270          (1,104)
      Deferred income taxes provision (benefit)                                            (2,175)        (13,335)          1,753
      Equity in earnings of unconsolidated affiliates, net of
          dividends received                                                                 (815)            343            (376)
      Other                                                                                (3,799)          2,874             496
      Changes in operating assets and liabilities, net of effects of acquisitions:
          Trade accounts receivable                                                        19,234          (3,230)         (9,648)
          Inventories                                                                      31,381         (50,369)         (5,659)
          Special charge                                                                   (7,995)        (24,852)         (4,954)
          Other assets and liabilities                                                     35,523          63,580         (29,687)
                                                                                        ---------       ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 345,230         251,970         230,782

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts                   (176,511)       (136,891)       (128,618)
Investments in and advances to unconsolidated affiliates                                       --         (16,601)        (16,209)
Cash received from affiliates                                                               3,786           2,075              --
Proceeds from sale of investments                                                           2,098           1,050              --
Proceeds from the sale of majority interest in a subsidiary                                10,000              --              --
Other                                                                                      (4,099)        (12,199)        (19,516)
                                                                                        ---------       ---------       ---------
NET CASH USED FOR INVESTING ACTIVITIES                                                   (164,726)       (162,566)       (164,343)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                              359,810          95,908         221,500
Principal payments on long-term debt                                                     (349,130)       (138,737)       (192,936)
Purchases of treasury stock                                                              (219,322)        (19,587)        (98,747)
Proceeds from stock options                                                                44,814           6,455             316
Tender premiums and prepayment fees                                                       (17,930)             --              --
Debt issuance costs                                                                        (6,539)             --            (895)
Other                                                                                         (44)          5,236           3,009
                                                                                        ---------       ---------       ---------
NET CASH USED FOR FINANCING ACTIVITIES                                                   (188,341)        (50,725)        (67,753)

Effect of exchange rate changes on cash                                                    (4,016)         (2,846)          4,696
                                                                                        ---------       ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                                         (11,853)         35,833           3,382

Cash and cash equivalents at beginning of year                                             46,948          11,115           7,733
                                                                                        ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $  35,095       $  46,948       $  11,115
                                                                                        =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest payments (net of amounts capitalized)                                      $  25,216       $  26,937       $  28,697
    Income tax payments                                                                    51,006          44,297          66,883
    Income tax refunds                                                                     (1,057)        (18,701)           (662)

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                Equity
                                                                                 Additional   Carryover
                                                      Outstanding     Common      Paid-in       Basis
                                                         Shares        Stock      Capital     Adjustment
                                                      -----------     ------     ----------   ----------
                                                                       (Dollars in thousands)
Balance at February 27, 1999                           38,722,063    $    442     $176,434      $(7,008)
Comprehensive income:
     Net income                                                --          --           --           --
     Other comprehensive income, net of tax:
         Foreign currency translation                          --          --           --           --
         Net gain on derivative instruments                    --          --           --           --
Comprehensive income
Treasury shares repurchased                            (4,049,100)         --           --           --
Shares reissued under employee
     stock purchase and stock award plans                 112,291          --           --           --
Shares issued upon exercise of stock options               18,750          --          316           --
                                                      -----------    --------     --------      -------
Balance at February 26, 2000                           34,804,004    $    442     $176,750      $(7,008)
Comprehensive income:
     Net income                                                --          --           --           --
     Other comprehensive income (loss), net of tax:
         Foreign currency translation                          --          --           --           --
         Net loss on derivative instruments                    --          --           --           --
         Unrealized gain on investments                        --          --           --           --
Comprehensive income
Treasury shares repurchased                            (1,105,200)         --           --           --
Shares reissued under employee
     stock purchase and stock award plans                 222,723          --           --           --
Shares issued upon exercise of stock options              336,000           3        6,452           --
Other stock based compensation                                 --          --           92           --
                                                      -----------    --------     --------      -------
Balance at February 24, 2001                           34,257,527    $    445     $183,294      $(7,008)
Comprehensive income:
     Net income                                                --          --           --           --
     Other comprehensive income (loss), net of tax:
         Foreign currency translation                          --          --           --           --
         Net gain on derivative instruments                    --          --           --           --
         Unrealized loss on investments                        --          --           --           --
Comprehensive income
Treasury shares repurchased                            (7,473,300)         --           --           --
Shares reissued under employee
     stock purchase and stock award plans                 290,014          --           --           --
Shares issued upon exercise of stock options            1,671,387          16       44,096           --
Tax benefit from exercise of stock options                     --          --        4,879           --
Other stock based compensation                                 --          --        1,978           --
                                                      -----------    --------     --------      -------
Balance at February 23, 2002                           28,745,628    $    461     $234,247      $(7,008)
                                                      ===========    ========     ========      =======

                                                        Accumulated
                                                           Other
                                                        Comprehensive     Retained     Treasury
                                                        Income (Loss)     Earnings       Stock         Total
                                                        -------------     --------     --------        -----
                                                                        (Dollars in thousands)
Balance at February 27, 1999                             $ (84,842)       $ 345,018    $(146,138)   $ 283,906
Comprehensive income:
     Net income                                                 --           93,585           --       93,585
     Other comprehensive income, net of tax:
         Foreign currency translation                       15,223               --           --       15,223
         Net gain on derivative instruments                    126               --           --          126
                                                                                                    ---------
Comprehensive income                                                                                  108,934
Treasury shares repurchased                                     --               --      (98,747)     (98,747)
Shares reissued under employee
     stock purchase and stock award plans                       --             (773)       2,940        2,167
Shares issued upon exercise of stock options                    --               --           --          316

                                                         ---------        ---------    ---------    ---------
Balance at February 26, 2000                             $ (69,493)       $ 437,830    $(241,945)   $ 296,576
Comprehensive income:
     Net income                                                 --           43,148           --       43,148
     Other comprehensive income (loss), net of tax:
         Foreign currency translation                      (16,004)              --           --      (16,004)
         Net loss on derivative instruments                   (447)              --           --         (447)
         Unrealized gain on investments                         92               --           --           92
                                                                                                    ---------
Comprehensive income                                                                                   26,789
Treasury shares repurchased                                     --               --      (19,587)     (19,587)
Shares reissued under employee
     stock purchase and stock award plans                       --           (1,673)       5,710        4,037
Shares issued upon exercise of stock options                    --               --           --        6,455
Other stock based compensation                                  --               --           --           92
                                                         ---------        ---------    ---------    ---------
Balance at February 24, 2001                             $ (85,852)       $ 479,305    $(255,822)   $ 314,362
Comprehensive income:
     Net income                                                 --           68,026           --       68,026
     Other comprehensive income (loss), net of tax:
          Foreign currency translation                      (15,122)             --           --      (15,122)
          Net gain on derivative instruments                    201              --           --          201
          Unrealized loss on investments                        (42)             --           --          (42)
                                                                                                    ---------
Comprehensive income                                                                                   53,063
Treasury shares repurchased                                      --              --     (219,322)    (219,322)
Shares reissued under employee stock purchase and
stock award plans                                                --          (4,353)       7,534        3,181
Shares issued upon exercise of stock options                     --            (100)         802       44,814
Tax benefit from exercise of stock options                       --              --           --        4,879
Other stock based compensation                                   --              --           --        1,978
                                                          ---------       ---------    ---------    ---------
Balance at February 23, 2002                              $(100,815)      $ 542,878    $(466,808)   $ 202,955
                                                          =========       =========    =========    =========

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

Industry Segment and Nature of Operations: The Company is a global information technology company providing software, networks and professional services that power high-performance, transaction processing solutions. The Company operates in one reportable business segment providing online, high speed, highly secure transaction processing systems to the worldwide lottery industry. The Company's lottery service contracts are generally subject to a competitive procurement process after the expiration of the contract term and any extensions thereof. The Company's business is highly regulated, and the competition to secure new government contracts is often intense.

Use of estimates: The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Some of the more significant estimates include estimates of future cash flows associated with long-lived assets; allocation of revenues and fair values in multiple element arrangements; allowance for doubtful accounts and depreciable lives of assets. Management's estimates are based on the facts and circumstances available at the time estimates are made, historical experience, risk of loss, general economic conditions and trends, and management's assessments of the probable future outcome of these matters. Actual results could differ from those estimates.

Fiscal Year: The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February. Fiscal 2002, 2001 and 2000 were 52-week years.

Revenue Recognition: Service revenues are recognized as the services are performed. Liquidated damages (as defined in Note F) are recorded as a reduction in revenue in the period in which it is determined that they are probable and estimable. Revenues from product sales or sales-type leases are recognized when installation is complete and the customer accepts the product (when acceptance is a stipulated contractual term). In those instances where the Company is not responsible for installation, revenue is recognized when the product is shipped. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

Generally, product sales under long-term contracts are recorded over the contractual period under the percentage of completion method of accounting. Under the percentage of completion method of accounting, sales and estimated gross profit are recognized as work is completed and accepted by the customer by utilizing the most recent estimates of cost to complete. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs during the period in which the information necessary to make the adjustment becomes available. If the current contract estimate indicates a loss, provision is made for the estimated loss when it becomes known and quantifiable. The completed contract method of accounting is used for long-term contracts in those circumstances under which estimated costs to complete the delivery cannot be reasonably estimated or when the contracts stipulate the entire balance due under the contract is refundable if the product is not accepted by the customer. Under the completed contract method of accounting, product sales are recorded when the Company has substantially completed its obligations under the contract.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation: The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are reported in accumulated other comprehensive income, whereas gains or losses resulting from foreign currency transactions are included in results of operations. The Company recognized net foreign exchange gains (losses) as a component of service revenue and other income (expense) in the Company's Consolidated Income Statements as follows:

                                                                   Fiscal Year Ended
                                              -----------------------------------------------------------
                                              February 23, 2002    February 24, 2001    February 26, 2000
                                              -----------------    -----------------    -----------------
                                                                 (Dollars in thousands)
Service revenue                               $          (1,143)   $             743    $             (62)
Other income (expense)                                     (251)                 392               (6,688)
                                              -----------------    -----------------    -----------------
  Total net foreign exchange gains (losses)   $          (1,394)   $           1,135    $          (6,750)
                                              =================    =================    =================

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

Advertising Costs: Advertising costs are expensed as incurred and amounted to $7.5 million, $5.5 million and $3.0 million in fiscal 2002, 2001 and 2000, respectively.

Stock-Based Compensation: The Company grants stock options for a fixed number of shares of the common stock of Holdings ("Common Stock") to employees and nonemployee directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company has not recognized any compensation expense for stock option grants.

Derivative Financial Instruments: The Company uses derivative financial instruments principally to manage the risk of foreign currency exchange rate and interest rate fluctuations and accounts for its derivative financial instruments in accordance with Financial Accounting Standards Board Statement 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

From time to time, the Company enters into foreign currency exchange and option contracts to reduce the exposure associated with certain firm commitments, variable service revenues and certain assets and liabilities denominated in foreign currencies. These contracts generally have maturities of 12 months or less and are regularly renewed to provide continuing coverage throughout the year. The Company does not engage in currency speculation.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company records certain contracts used to provide a degree of protection to the Company against foreign exchange risk on its variable service revenues at fair value in its Consolidated Balance Sheets. The related gains or losses on these contracts are either deferred in shareholders' equity (accumulated other comprehensive income) or immediately recognized in earnings depending on whether the contract qualifies for hedge accounting. The deferred gains and losses are subsequently recognized in earnings in the period that the related items being hedged are received and recognized in earnings. Contracts used to hedge assets and liabilities denominated in foreign currencies are recorded in the Company's Consolidated Balance Sheets at fair value and the related gains or losses on these contracts are immediately recognized in earnings as a component of other income (expense) in the Company's Consolidated Income Statements.

The Company, from time to time, enters into interest rate swaps agreements to mitigate its exposure to interest rate changes. Each interest rate swap agreement is matched with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of fixed interest rates for variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount receivable from or payable to counterparties is included as an asset or liability in the Company's Consolidated Balance Sheet.

Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income concurrent with the extinguishment gain or loss.

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

Cash and Cash Equivalents: The Company considers short-term, highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At February 23, 2002 and February 24, 2001, approximately 78% and 75%, respectively, of the Company's cash and cash equivalent balances were concentrated with one financial institution.

Trade Accounts Receivable: Trade accounts receivable are reflected net of allowances for doubtful accounts and liquidated damages of $20.4 million and $7.4 million at February 23, 2002 and February 24, 2001, respectively.

Inventories: Inventories include amounts related to the Company's long-term service contracts and product sales contracts, including product sales under long-term contracts, and are stated at the lower of cost (first-in, first-out method) or market. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts. Inventory allowances were $14.2 million and $6.7 million at February 23, 2002 and February 24, 2001, respectively. Inventory manufactured or assembled by the Company for its long-term service contracts is transferred to systems, equipment and other assets relating to contracts upon shipment.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Systems, Equipment and Other Assets Relating to Contracts: Systems, equipment and other assets relating to contracts are stated on the basis of cost. The cost less any salvage value is depreciated over the base contract term, not to exceed 10 years, using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. In cases where contract extension periods exist, any salvage value is depreciated over the extension term. In cases where the base contract term is less than five years, the cost of contract assets, less the salvage value, is depreciated over five years.

Capitalized Software Development Costs: Unamortized software development costs, included in systems, equipment and other assets relating to contracts and other assets in the Company's Consolidated Balance Sheets, were $38.0 million and $39.4 million at February 23, 2002 and February 24, 2001, respectively. Related amortization expense amounted to $15.9 million, $19.3 million and $17.3 million in fiscal 2002, 2001 and 2000, respectively, and is included in cost of services or cost of sales in the Company's Consolidated Income Statements.

Impairment of Long-Lived Assets: The Company periodically evaluates the recoverability of intangible and other long-lived assets whenever events or changes in circumstances, such as declines in revenues, earnings or cash flows or material adverse changes in the economic stability of a particular country indicate that the carrying amount of an asset may not be recoverable. If facts and circumstances were to indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived assets would be compared to their carrying amounts to determine if a write-down to fair value is necessary. (See Note B).

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over periods ranging from seven to 40 years. As of February 23, 2002 and February 24, 2001, accumulated amortization was $46.9 million and $40.9 million, respectively. Goodwill is periodically reviewed for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the businesses acquired. If this review indicates that goodwill is not recoverable, the carrying amount would be reduced to fair value. During fiscal 2002, the Company did not reduce goodwill for impairment associated with any prior acquisitions.

Accumulated Other Comprehensive Income: The components of, and changes in, other comprehensive income are as follows:

                                             Foreign          Net Gain (loss)      Unrealized
                                             Currency          on Derivative       Gain (loss)
                                            Translation         Instruments      on Investments        Total
                                            -----------       ---------------    --------------   --------------
                                                                  (Dollars in thousands)
Balance at February 27, 1999                $   (85,136)      $           294    $           --   $      (84,842)
Changes during the year, net of tax              15,223                   126                --           15,349
                                            -----------       ---------------    --------------   --------------
Balance at February 26, 2000                    (69,913)                  420                --          (69,493)
                                            -----------       ---------------    --------------   --------------

Changes during the year, net of tax             (16,004)                 (447)               92          (16,359)
                                            -----------       ---------------    --------------   --------------
Balance at February 24, 2001                    (85,917)                  (27)               92          (85,852)
                                            -----------       ---------------    --------------   --------------

Changes during the year, net of tax             (15,122)                  201               (42)         (14,963)
                                            -----------       ---------------    --------------   --------------
Balance at February 23, 2002                $  (101,039)      $           174    $           50   $     (100,815)
                                            ============      ===============    ==============   ==============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Of the ($101) million of foreign currency translation at February 23, 2002, ($85.9) million is associated with the Company's subsidiaries in Brazil. The Company believes, upon the expiration of the Company's current contract, that Caixa Economica Federal, the operator of Brazil's national lottery, is likely to attempt to handle internally some non-lottery operations currently performed by the Company under its contract and, with regard to the remaining lottery operations, may seek to proceed with a competitive procurement process calculated to result in multiple vendors to administer Brazil's national lottery, which is presently administered solely by the Company. The National Lottery of Brazil is the Company's largest contract as measured by annual revenues and accounted for 10.7% of the Company's consolidated revenues in fiscal 2002.

In addition, the Company's net book value of systems, equipment and other assets relating to contracts for the National Lottery of Brazil is $28.6 million at February 23, 2002, which is scheduled to be fully depreciated by the end of the Company's current contract in January 2003.

New Accounting Pronouncements: On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") for all business combinations consummated after June 30, 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method and further clarifies the criteria for recognition of intangible assets separately from goodwill. Since June 30, 2001, there have been no business combinations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The nonamortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules in fiscal 2003. It is expected that the adoption of the new rule will reduce amortization expense by approximately $5.7 million in fiscal 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. The standard is required to be adopted by the Company beginning on February 24, 2002 (the first day of fiscal
2003). At this time, the adoption of SFAS 144 is not expected to have a material effect on the Company's results of operations or financial position.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ASSET IMPAIRMENT CHARGES

During fiscal 2002, 2001 and 2000, the Company recorded asset impairment charges of $27.2 million, $4.2 million and $1.0 million, respectively, relating to impairment of certain long-lived assets in the Lottery business segment. The basis for the impairment charges was the Company's evaluation of the estimated future undiscounted cash flows expected to be generated from the use of those assets and their eventual disposal compared to the net book value of those assets. The undiscounted cash flow projections performed were less than the carrying amount indicating impairment.

Of the $27.2 million of impairment charges recorded during fiscal 2002, $15.8 million related to certain under-performing international contracts, $9.3 million related to an other than temporary decline in value of the Company's cost method investment in the common stock of an Internet security developer, $1.1 million related to a facility write-down and $1.0 million related to an other than temporary decline in value of one of the Company's equity method investments. These charges were included in costs of services, other income (expense), selling, general and administrative expense and equity in earnings of unconsolidated affiliates in the Company's Consolidated Income Statements, respectively.

Of the $4.2 million of impairment charges recorded during fiscal 2001, $1.4 million related to the exit of certain product lines, $1.1 million related to an other than temporary decline in value of one of the Company's equity method investments, $1.0 million related to an other than temporary decline in value of a cost method investment in the common stock of a software company and $0.8 million related to an other than temporary decline in value of the Company's cost method investment in the common stock of an online entertainment company. These charges were included in the special charges (credit), equity in earnings of unconsolidated affiliates, research and development expense and other income (expense) in the Company's Consolidated Income Statements, respectively.

The $1.0 million impairment charge recorded during fiscal 2000 was related to an other than temporary decline in value in a cost method investment in the common stock of a software company. The impairment charge was included in research and development expense in the Company's Consolidated Income Statements.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INVENTORIES

Inventories consist of:

                                                    February 23, 2002      February 24, 2001
                                                    -----------------      -----------------
                                                             (Dollars in thousands)
Raw materials                                       $          12,310      $          45,689
Work in progress                                               72,847                 57,210
Finished goods                                                  1,472                 14,890
                                                    -----------------      -----------------
                                                    $          86,629      $         117,789
                                                    =================      =================

Inventoried costs relating to long-term contracts included in work in progress amounted to $8.2 million and $7.2 million at February 23, 2002 and February 24, 2001, respectively. At February 24, 2001, $6.6 million of inventoried costs relating to long-term contracts was included in finished goods.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS

Systems, equipment and other assets relating to contracts consists of:

                                                    February 23, 2002      February 24, 2001
                                                    -----------------      -----------------
                                                             (Dollars in thousands)
Land and buildings                                  $           5,259      $           5,259
Computer terminals and systems                              1,173,923              1,122,286
Furniture and equipment                                       125,616                116,098
Contracts in progress                                          33,922                 39,771
                                                    -----------------      -----------------
                                                            1,338,720              1,283,414
Less accumulated depreciation and amortization                969,125                922,080
                                                    -----------------      -----------------
                                                    $         369,595      $         361,334
                                                    =================      =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - LONG-TERM DEBT

Long-term debt consists of:

                                                    February 23, 2002       February 24, 2001
                                                    -----------------       -----------------
                                                            (Dollars in thousands)
1.75% Convertible Debentures due 2021               $         175,000       $              --
7.75% Series A Senior Notes due 2004                           40,000                 150,000
7.87% Series B Senior Notes due 2007                           95,000                 150,000
Interest rate swaps                                            12,089                  12,810
Other                                                          11,136                   7,663
                                                    -----------------       -----------------
                                                              333,225                 320,473
Less current portion                                            3,510                   3,512
                                                    -----------------       -----------------
                                                    $         329,715       $         316,961
                                                    =================       =================

On December 18, 2001, Holdings issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures ("Debentures") due December 15, 2021 and subsequently filed a registration statement to register the Debentures for resale with the Securities and Exchange Commission. This registration statement has not yet been declared effective. The Debentures are unsecured, unsubordinated obligations of Holdings that are fully and unconditionally guaranteed by GTECH and certain of its subsidiaries. The Debentures accrue interest at an initial rate of 1.75% per year, subject to reset beginning December 15, 2006 under certain circumstances. In no event will the interest rate be reset below 1.75% or above 2.5% per year. Interest is payable semiannually in arrears beginning on June 15, 2002.

On or after December 15, 2006, the Company may redeem for cash, all or part of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest up to, but not including, the date of redemption. Holders of the Debentures may require the Company to repurchase all or part of their Debentures on December 15, 2004, December 15, 2006, December 15, 2011 and December 15, 2016 at a price equal to 100% of the principal amount of the Debentures, plus accrued interest. The Company may choose to pay the purchase price in cash, shares of Common Stock, or a combination of both. In addition, upon a change in control of the Company occurring on or before December 15, 2021, each Debenture holder may require the Company to repurchase all or a portion of such holder's Debentures for cash.

The Debentures are convertible at the option of the holder into shares of Common Stock at an initial conversion rate of 18.1818 shares of Common Stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $55.00 per share, subject to certain adjustments, in the following circumstances: (a) if the sale price of Common Stock is more than 120% of the conversion price (approximately $66.00 per share) for at least 20 trading days in a 30 trading-day period prior to the date of surrender for conversion;
(b) during any period in which the credit ratings assigned to the Debentures by Moody's or Standard & Poor's are reduced to below Ba1 or BB, respectively, or in which the credit rating assigned to the Debentures is suspended or withdrawn by either rating agency; (c) if the Debentures have been called for redemption; or
(d) upon the occurrence of specified corporate transactions.

The Company used a portion of the proceeds from the Debentures to repurchase, during the fourth quarter of fiscal 2002, $110 million of the 7.75% Series A Senior Notes due 2004 and $55 million of the 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes") issued by GTECH. The Senior Notes are unsecured and are guaranteed by Holdings and certain of GTECH'S subsidiaries, and interest on each series is payable semiannually in arrears.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - LONG-TERM DEBT (CONTINUED)

The Company has an unsecured revolving credit facility of $300 million expiring in June 2006 (the "Credit Facility"). At February 23, 2002 and February 24, 2001 there were no outstanding borrowings under the Credit Facility. The Company is required to pay a facility fee of .225% per annum on the total revolving credit commitment. The restrictive provisions of the Credit Facility include, among other things, requirements relating to the maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on the ability of the Company to make cash distributions on its Common Stock under certain circumstances. At February 23, 2002, under the most restrictive covenants, the Company had $85.2 million of retained earnings available for the payment of dividends. The Company has never paid cash dividends on its Common Stock and does not plan to do so in the foreseeable future. The current policy of the Company's Board of Directors is to reinvest earnings in the operation and expansion of the Company and to repurchase shares of Common Stock, from time to time, under the Company's share repurchase programs.

Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. The Company had, at February 23, 2002, $8.1 million of letters of credit issued and outstanding under the Credit Facility and $57.3 million of letters of credit issued and outstanding outside of the Credit Facility. The total weighted average annual cost for all letters of credit was 0.79%.

At February 23, 2002, long-term debt matures as follows:

                    Fiscal Year                (Dollars in thousands)
                    -----------                ----------------------
                    2003                                 3,510
                    2004                                 4,025
                    2005                                44,025    (1)
                    2006                                 3,039
                    2007                                 3,224    (1)
                    Thereafter                         275,402

Long-term debt includes a deferred gain on the sale of interest rate swaps. (See Note O).

(1) Assumes holders of the Debentures do not require the Company to repurchase all or a part of their Debentures on December 15, 2004 or December 15, 2006, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - COMMITMENTS AND CONTINGENCIES

Contracts

Contracts generally contain time schedules for, among other things, commencement of system operations and the installation of terminals, as well as detailed performance standards. The Company is typically required to furnish substantial bonds to secure its performance under these contracts. In addition to other possible consequences, including contract termination, failure to meet specified deadlines or performance standards, could trigger substantial penalties in the form of liquidated damage assessments. Many of the Company's contracts permit the customer to terminate the contract at will and do not specify the compensation, if any, that the Company would be entitled were such a termination to occur. The Company paid or incurred liquidated damages with respect to its contracts during the last three fiscal years as follows:

                                                        Fiscal Year Ended
                                   -----------------------------------------------------------
                                   February 23, 2002    February 24, 2001    February 26, 2000
                                   -----------------    -----------------    -----------------
Percentage of annual revenues            0.14%                 0.47%                0.56%

Commitments and Guarantees

The Company enters into performance and other bonds related to various contracts, which generally have terms of one year. Potential payments due under these bonds are related to performance under the applicable contract. Historically, the Company has never made any payments under these types of bonds and the Company does not currently anticipate that payments will be required under the current bonds. The following table provides information related to potential commitments at February 23, 2002:

                                     Total potential
                                       commitments
                                       -----------
                                   (Dollars in thousands)
Performance guarantees                $      186,603
Financial guarantees                           9,009
All other guarantees                           5,655
                                      --------------
   Total potential commitments        $      201,267
                                      ==============

At February 23, 2002, the Company has guaranteed approximately $6.4 million, or 44%, of $14.5 million of loans made by an unrelated commercial lender to Lottery Technology Services Corporation ("LTSC"), an entity in which the Company has a 44% equity interest. LTSC provides equipment and services, supplied by the Company, to the Bank of Taipei, which holds the license to operate the Taiwan Public Welfare Lottery. The loans have a maturity date of January 2007 and the Company's guarantee expires in July 2007. (See Note K).

The Company has guaranteed lease obligations of Times Squared Incorporated ("Times Squared") of $3 million. The guarantee expires in December 2013. As of February 23, 2002, the outstanding lease obligations were $2.6 million. Times Squared is a nonprofit corporation established for, among other things, providing secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 1, 1998, the Company acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"), for a net cash purchase price of $21.6 million, including related acquisition costs. Europrint is a provider of media promotional games and IGI has pioneered the development of interactive, televised lottery games. The Company has the option, and under certain circumstances the obligation, during fiscal 2004, to acquire the remaining 20% of the equity of Europrint and IGI based on a multiple of their profitability.

Legal Matters

MORIARTY INVESTIGATION

As publicly reported, in February 1999, a witness appearing before the Moriarty Tribunal, an investigative body convened by the Irish Parliament and chaired by Mr. Justice Moriarty to investigate the business affairs generally of the former Taoiseach (Prime Minister) of Ireland, Charles Haughey, testified that in February 1993 Guy B. Snowden, then Chief Executive Officer of the Company, had invested pounds sterling 67,000 (approximately $100,000) of his personal funds in a company owned by Mr. Haughey's son. Mr. Haughey had resigned as Taoiseach in February 1992. In July 1992, the An Post Irish National Lottery Company, the Irish lottery authority (the "Irish NLC"), issued a Request for Proposals respecting online and instant ticket lottery goods and services, and in September 1992 the Company, which was then the incumbent provider of lottery goods and services to the Irish NLC under an agreement awarded to the Company in 1987, submitted a Proposal to the Irish NLC in response to the Irish NLC's Request for Proposals. In November 1992, the Irish NLC selected the Company to provide online and instant ticket goods and services to the Irish NLC under the terms of the competitive procurement and, following negotiations, a definitive agreement was entered into between the Irish NLC and the Company in March 1993. In calendar 1999, the Moriarty Tribunal requested that the Company provide various documents regarding the Company's business in Ireland, which the Company has done, and the Company has been cooperating with the Moriarty Tribunal. In addition, the Company has made its own inquiry into the facts surrounding Mr. Snowden's investment and the extent, if any, of the Company's involvement in or knowledge of that investment. The Company's investigation has determined that no Company funds were used to make Mr. Snowden's investment, and there is no information to suggest that Mr. Snowden ever sought reimbursement for the investment from the Company. Further, there is no information to suggest that Mr. Snowden informed anyone else at the Company of his investment at the time or that his investment was related in any way to the renewal of the Company's contract to supply systems and support to the Irish NLC. Mr. Snowden has advised the Company through his counsel that (i) his investment was a strictly personal one, (ii) the investment was made from his personal funds, (iii) he never sought reimbursement for any portion of his investment from the Company or any other entity, and (iv) his investment was not related to the Irish NLC and was not intended to and did not influence the Irish NLC's decision to renew the Company's contract.

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

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

SHAREHOLDER CLASS ACTION SUIT

As publicly reported, in August 2000, a shareholder class action lawsuit on behalf of all persons who purchased Company stock during the period from April 11, 2000 to July 25, 2000, was brought against the Company, the Company's former Chairman and Chief Executive Officer, William Y. O'Connor, and the Company's current Chairman, W. Bruce Turner, in the United States District Court of Rhode Island relating to various Company announcements made between April 11, 2000 and July 25, 2000. The complaint filed in the case, Sandra Kafenbaum, individually and on behalf of all others similarly situated, v. GTECH Holdings Corporation, William Y. O'Connor and W. Bruce Turner, generally alleges that the defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to the Company and respecting the Company's prospects in certain non-lottery business lines and investments), while failing to disclose in a timely manner certain allegedly material adverse information that it purportedly had a duty to disclose (including an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary damages from the Company and the individual defendants. In February 2001, the plaintiffs filed an amended complaint which added Steven P. Nowick, the Company's former President and Chief Operating Officer, as an individual defendant. In addition, the amended complaint expands the purported class of plaintiffs to include all persons who purchased common stock of the Company during the period from July 13, 1998 through August 29, 2000. The type of relief sought in the amended complaint is similar to that sought in the original action. In April 2001, the Company and the other defendants moved to dismiss the amended complaint in their lawsuit on the grounds that the allegations made in the amended complaint are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. Oral argument for the Company's motion was held on October 19, 2001 and the motion is pending. The Company believes that it has good defenses to the claims made in this lawsuit. On the basis of information presently available, the Company believes the outcome of this matter will not materially adversely affect the Company's consolidated financial position or results of operations.

EIG SUIT

In February 1999, the Company was sued by a Florida corporation called EIG Gaming International, Inc. ("EIG"), in the Circuit Court of the Eleventh Judicial Circuit of Florida. The Company removed the case to the U.S. District Court for the Southern District of Florida, where it is captioned EIG Gaming International, Inc. v. GTECH Corporation, Case No. 99-1808-Civ-Jordan. In its complaint EIG alleges that it entered into a Letter of Intent with the Company pursuant to which it would assist the Company to obtain the lottery contract for Peru in return for a percentage of the lottery's receipts. EIG further contends that it secured the Peruvian contract for the Company but that the Company thereupon declined to pursue it. Plaintiff claims damages exceeding $80 million. In November 2000, the Company moved for summary judgment. That motion is pending. Trial in the matter had been set for June 2001, but was continued by the court while it considers the summary judgment motion. While the Company vigorously denies plaintiff's allegations, to which it believes it has good defenses, at the present time, the Company is unable to predict the outcome, or the financial statement impact, if any, of this lawsuit.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

TESEO ARBITRATION AND LITIGATION

In March 2001, GTECH filed with the International Court of Claims (the "ICC") in Paris, France, a request for arbitration of a dispute with Teseo S.p.A. ("Teseo"), an Italian corporation. GTECH commenced this proceeding in order to obtain payment from Teseo of $10.2 million owed to it under an agreement effective as of August 2, 1999 (the "Agreement") between GTECH and Teseo respecting the sale by GTECH to Teseo of approximately 4,000 terminals, printers and related hardware. In addition, GTECH seeks payment from Teseo of additional amounts respecting certain terminal maintenance services performed by GTECH, certain damages suffered by GTECH, and accrued interest on unpaid amounts. None of the amounts which GTECH seeks to obtain have been, or are, reflected in the Company's financial position or results of operations. Teseo requested that the ICC reject GTECH's claims, and brought a counterclaim against GTECH in the ICC proceeding, alleging that GTECH materially defaulted under the Agreement and that GTECH owes Teseo at least $5 million in damages by reason of such alleged defaults. This arbitration proceeding has been suspended pending payment of amounts requested by the ICC as an advance on costs. In March 2002, Teseo commenced a legal proceeding against GTECH before the Italian Civil Court which essentially restates the counterclaim brought by Teseo in the arbitration proceeding described above, and which seeks identical relief, namely, payment by GTECH to Teseo of damages in an amount not less than $5 million. An initial hearing in this matter is scheduled to take place before the Italian Civil Court in July 2002. While the Company believes that it has good defenses to the claims made by Teseo in this lawsuit, and, as described above, a valid cause of action against Teseo stemming from the dispute which is the subject of the Teseo lawsuit, at the present time the Company is unable to predict the outcome of this lawsuit or its financial statement impact, if any.

SERLOPAR SUIT

In April 2002, SERLOPAR, the lottery authority for the Brazilian state of Parana, sued Dreamport Brasil Ltda. and GTECH Brasil Ltda., subsidiaries of the Company (the "Defendants") in the 2nd Public Finance Court of the City of Curitiba, State of Parana, with respect to an agreement dated July 31, 1997, as amended (the "VLT Agreement") between SERLOPAR and the Defendants pursuant to which the Defendants agreed to install and operate video lottery terminals ("VLTS") in Parana. SERLOPAR alleges in its suit that the Defendants installed only 450 of the 1,000 VLTs that the Defendants were allegedly obliged to install, and that the Defendants were overpaid, and failed to reimburse SERLOPAR certain amounts alleged to be due to SERLOPAR, under the VLT Agreement. SERLOPAR seeks payment from the Defendants of an amount in excess of $25 million with respect to these claims, together with unspecified amounts alleged to be due from the Defendants with respect to general losses and damages (including loss of revenues) and court costs and legal fees. The Company, which believes it has good defenses to the claims made by SERLOPAR in this lawsuit, intends to defend itself vigorously in these proceedings. Nevertheless, the Company is unable to predict the outcome of this lawsuit or its financial statement impact, if any.

The Company also is subject to certain other legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect the Company's consolidated financial position or results of operations.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - STOCK-BASED COMPENSATION PLANS

Under various stock-based compensation plans, officers and other key employees of the Company may receive grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance awards and nonemployee members of the Company's Board of Directors automatically are granted annual stock options and may elect to receive stock in lieu of directors' fees. The Company is authorized to grant up to 5,240,000 shares of Common Stock under these plans and, at February 23, 2002, grants of 3,621,200 nonqualified stock options and 526,750 shares of restricted stock had been made.

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

During fiscal 2002 and 2001, the Company awarded 139,500 and 387,250 shares, respectively, of restricted stock to officers and certain key employees, with a weighted average fair value at the date of grant of $31 and $19 per share, respectively. Recipients of restricted stock do not pay any cash consideration to the Company for the shares. The fair value of the restricted stock award is being charged to expense over the vesting period. During fiscal 2002 and 2001, the Company recorded noncash charges to operations of $4.3 million and $4.6 million, respectively, as compensation expense related to restricted stock.

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

                                                                       Fiscal Year Ended
                                             -------------------------------------------------------------------
                                             February 23, 2002         February 24, 2001       February 26, 2000
                                             -----------------         -----------------       -----------------
Pro forma net income (in thousands)             $      62,322            $      39,269           $      89,936
Pro forma basic earnings per share              $        2.11            $        1.14           $        2.48
Pro forma diluted earnings per share            $        2.07            $        1.13           $        2.48
Pro forma weighted average fair value
  per share of options granted                  $       12.00            $        7.00           $       10.00
Expected life (in years)                                  3.7                      4.4                     5.4
Risk-free interest rates                                 4.39%                    6.12%                   5.21%
Volatility factors of the expected market
   price of the Common Stock                              .47                      .34                     .35
Dividend yield                                             --                       --                      --

The effects on fiscal 2002, 2001 and 2000 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years because of the vesting period of the stock options and the potential for issuance of additional stock options in future years.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - STOCK-BASED COMPENSATION PLANS (CONTINUED)

The Company's stock option activity and related information is summarized as follows:

                                                                Fiscal Year Ended
                                   ---------------------------------------------------------------------------------
                                     February 23, 2002            February 24, 2001             February 26, 2000
                                   -----------------------      ------------------------      ----------------------
                                                Weighted                      Weighted                     Weighted
                                    Shares       Average         Shares        Average         Shares      Average
                                     under      Exercise          under       Exercise          under      Exercise
                                    Options       Price          Options        Price          Options       Price
                                   ---------    ----------      ---------    -----------      ---------    ---------
Outstanding at beginning of year   3,294,375    $  25.87        2,824,175    $   27.71        2,083,300    $  29.26
Granted                            1,291,000       30.11        1,279,000        19.78        1,075,500       24.79
Exercised                         (1,671,387)      26.77         (336,000)       19.21          (18,750)      16.88
Forfeited                           (308,800)      28.20         (472,800)       25.08         (315,875)      28.62
                                   ---------                    ---------                     ---------
Outstanding at end of year         2,605,188    $  27.12        3,294,375    $   25.87        2,824,175    $  27.71
                                   =========                    =========                     =========

Exercisable at end of year           445,313    $  28.00        1,681,750    $   28.30        1,176,800    $  26.62
                                   =========                    =========                     =========

Exercise prices for stock options outstanding under the plans as of February 23, 2002 are summarized as follows:

                                            Weighted Average
                                        -------------------------                   Weighted
                                         Remaining                                  Average
       Range of             Options     Contractual     Exercise       Options      Exercise
    Exercise Prices       Outstanding   Life (Years)     Price       Exercisable     Price
  --------------------    -----------   ------------   ----------    -----------    --------
      $16.88 - $24.06         684,938         8.1      $    19.46       108,813     $  18.85
      $24.91 - $35.09       1,641,250         8.1      $    28.05       336,500     $  30.96
      $35.42 - $50.65         279,000         9.5      $    40.50            --     $     --
                            ---------                                   -------
                            2,605,188                                   445,313
                            =========                                   =======

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - EMPLOYEE STOCK PURCHASE PLAN

In July 1998, shareholders approved the GTECH Holdings Corporation 1998 Employee Stock Purchase Plan (the "Plan") that allows substantially all full-time employees to acquire shares of Common Stock through payroll deductions over six-month offering periods. The purchase price is equal to 85% of the shares' fair market value on either the first or last day of the offering period, whichever is lower. Purchases are limited to 10% of an employee's salary, up to a maximum of $25,000 per calendar year. The Plan expires upon the earlier of July 31, 2003 or the date the shares provided by the Plan have been purchased. Beginning November 1, 2001, all shares purchased under the Plan must be retained for a period of one year. A total of 750,000 treasury shares are available for purchase under the Plan. At February 23, 2002, 301,746 shares of Common Stock had been issued under the Plan.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 23, 2002     February 24, 2001    February 26, 2000
                                           ------------------    ------------------   -----------------
                                             (Dollars and shares in thousands, except per share amounts)
Numerator:
   Income before extraordinary charge      $           75,786    $           43,148   $          93,585
   Extraordinary charge, net of income
    tax benefit                                        (7,760)                   --                  --
                                           ------------------    ------------------   -----------------
   Net income                              $           68,026    $           43,148   $          93,585
                                           ==================    ==================   =================

Denominator:
   Weighted average shares - Basic                     29,499                34,564              36,217

   Effect of dilutive securities:
    Employee stock options and
      unvested restricted shares                          660                    91                  43
                                           ------------------    ------------------   -----------------
   Weighted average shares - Diluted                   30,159                34,655              36,260
                                           ==================    ==================   =================

Basic earnings per share:
   Income before extraordinary charge      $             2.57    $             1.25   $            2.58
   Extraordinary charge                                  (.26)                   --                  --
                                           ------------------    ------------------   -----------------
   Net income                              $             2.31    $             1.25   $            2.58
                                           ==================    ==================   =================

Diluted earnings per share:
   Income before extraordinary charge      $             2.51    $             1.25   $            2.58
   Extraordinary charge                                  (.25)                   --                  --
                                           ------------------    ------------------   -----------------
   Net income                              $             2.26    $             1.25   $            2.58
                                           ==================    ==================   =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES

The components of income before income taxes and extraordinary charge were as follows:

                                                               Fiscal Year Ended
                                        ---------------------------------------------------------------
                                        February 23, 2002      February 24, 2001      February 26, 2000
                                        -----------------      -----------------      -----------------
                                                             (Dollars in thousands)
United States                              $    55,097            $    13,455            $     93,848
Foreign                                         67,139                 57,280                  62,129
                                           -----------            -----------            ------------
                                           $   122,236            $    70,735            $    155,977
                                           ===========            ===========            ============

Significant components of the provision for income taxes were as follows:

                                                               Fiscal Year Ended
                                        ---------------------------------------------------------------
                                        February 23, 2002      February 24, 2001      February 26, 2000
                                        -----------------      -----------------      -----------------
                                                             (Dollars in thousands)
Current:
    Federal                                $        761           $     10,634           $     12,375
    State                                         2,132                  3,101                  5,780
    Foreign                                      40,853                 27,187                 42,484
                                           ------------           ------------           ------------
       Total Current                             43,746                 40,922                 60,639
                                           ------------           ------------           ------------
Deferred:
    Federal                                $      4,072           $    (17,149)          $       (129)
    State                                           474                   (931)                   107
    Foreign                                      (6,721)                 4,745                  1,775
                                           ------------           ------------           ------------
       Total Deferred                            (2,175)               (13,335)                 1,753
                                           ------------           ------------           ------------

Charge in lieu of income taxes                    4,879                     --                     --
                                           ------------           ------------           ------------
Provision before extraordinary charge            46,450                 27,587                 62,392
    Tax benefit associated with
      extraordinary charge                       (4,756)                    --                     --
                                           ------------           ------------           ------------
       Total Provision                     $     41,694           $     27,587           $     62,392
                                           ============           ============           ============

Charge in lieu of income taxes represents the income tax benefit allocated to shareholders equity related to the excess of tax deductions over book expense for stock option plans.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                       February 23, 2002      February 24, 2001
                                                       -----------------      -----------------
                                                                (Dollars in thousands)
Deferred tax assets:
   Accruals not currently deductible for tax purposes  $          32,407      $          19,956
   Inventory reserves                                              5,797                  2,207
   Net operating loss carryforward                                 5,540                     --
   Cash collected in excess of revenue recognized                    372                  3,690
   Tax credits                                                       318                  7,517
   Special charges                                                    --                  3,822
   Other                                                           4,260                  3,750
                                                       -----------------      -----------------
                                                                  48,694                 40,942
Deferred tax liabilities:
   Depreciation                                                  (14,787)               (15,070)
   Special charges                                                (1,850)                    --
   Other                                                          (7,431)                (3,421)
                                                       -----------------      -----------------
                                                                 (24,068)               (18,491)
                                                       -----------------      -----------------
Net deferred tax assets                                $          24,626      $          22,451
                                                       =================      =================

Undistributed earnings of foreign subsidiaries, excluding accumulated net earnings of foreign subsidiaries that, if remitted, would result in minimal or no additional tax because of the availability of foreign tax credits, amounted to $6.7 million at February 23, 2002. These earnings reflect full provision for foreign income taxes and are intended to be indefinitely reinvested in foreign operations. United States taxes that would be payable upon the remittance of these earnings are estimated to be $0.7 million.

At February 23, 2002, the Company had $0.3 million of tax credit carryforwards, which will begin to expire in fiscal 2020 if not utilized.

At February 23, 2002, the Company had net operating loss carryforwards from non-US operations of $5.5 million, which can be carried forward indefinitely until fully utilized.

The effective income tax rate on income before income taxes and extraordinary charge differed from the statutory federal income tax rate for the following reasons:

                                                                Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 23, 2002     February 24, 2001    February 26, 2000
                                           -----------------     -----------------    -----------------
Federal income tax using statutory rate                 35.0%                 35.0%               35.0%
State taxes, net of federal benefit                      1.5                   2.0                 2.5
Goodwill                                                 1.4                   3.4                 1.1
Nondeductible expenses                                   0.9                   2.9                 1.7
Tax credits                                             (1.2)                 (2.5)               (1.0)
Other                                                    0.4                  (1.8)                0.7
                                           -----------------     -----------------    ----------------
                                                        38.0%                 39.0%               40.0%
                                           =================     =================    ================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - TRANSACTIONS WITH RELATED PARTIES

The Company has a 10% interest in Uthingo Management Proprietary Limited ("Uthingo"), which is accounted for using the equity method. Uthingo is a corporate joint venture that holds the license to operate the South African National Lottery. Sales of products and services to Uthingo were $16.3 million and $28.2 million in fiscal 2002 and 2001, respectively. At February 23, 2002 and February 24, 2001, the Company had trade receivables of $2.7 million and $6.4 million from Uthingo. The Company had loans receivable of $4.8 million from Uthingo at February 24, 2001, which were paid in full during fiscal 2002.

The Company has a 44% interest in Lottery Technology Services Investment Corporation ("LTSIC"), which is accounted for using the equity method. LTSIC's wholly owned subsidiary, Lottery Technology Services Corporation ("LTSC"), provides equipment and services, supplied by the Company, to the Bank of Taipei, which holds the license to operate the Taiwan Public Welfare Lottery. The Company is recognizing 56% of product sales and service revenue from LTSC. The remaining 44% of product sales and service revenue has been deferred and is principally included in other liabilities in the Company's Consolidated Balance Sheet at February 23, 2002. Sales of products and services to LTSC were $16.9 million in fiscal 2002. At February 23, 2002, the Company had trade receivables of $8.3 million from LTSC. At February 23, 2002, the Company guaranteed approximately $6.4 million, or 44%, of $14.5 million of loans made by an unrelated commercial lender to LTSC. The loan has a maturity date of January 2007 and the Company's guarantee expires in July 2007.

Prior to February 24, 2001, the Company had a 50% interest in each of four joint ventures with Full House Resorts, Inc. ("Full House"). The joint ventures were engaged in the financing and development of Native American and other casino gaming ventures. During fiscal 2002, the Company sold its interest in three of the four joint ventures for cash consideration of $1.8 million, which approximated carrying value. At February 23, 2002 and February 24, 2001, the Company held a promissory note ("Note") issued by Full House in the original principal amount of $3 million. The outstanding principal balances of the Note at February 23, 2002 and February 24, 2001 were $2.4 million and $3 million, respectively. Interest on the Note is payable monthly at the prime rate. Subsequent to the close of fiscal 2002, the Note was paid in full.

The Company has a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns the Company's World Headquarters facilities and leases them to the Company. The general partner of the Partnership is an unrelated third party. The Company accounts for the Partnership using the equity method. The following is a summary of certain unaudited financial information of the Partnership, along with the results of operations at February 23, 2002, used as the basis for applying the equity method of accounting (in thousands):

                                                      (Unaudited)
                                                      -----------
                  FEBRUARY 23, 2002
                    EARNINGS DATA:
                      Net income                      $       174
                    BALANCE SHEET DATA:
                      Assets                               17,729
                      Liabilities                          26,819

In December 2001, the Partnership refinanced its outstanding mortgage on favorable terms and replaced its general partners with another unrelated third party. The Partnership incurred an expense on extinguishment of debt in the amount of $5.4 million in connection with the repayment of the existing mortgage, which was allocated to the Company (See Note R). In connection with the refinancing, the existing lease was amended to shorten its term and reduce the current lease payments. Pursuant to the provisions of the partnership agreement, the Company will indirectly have the ability to acquire the property for a predetermined price at the end of the lease term. Should the Company not proceed to do so, it could nonetheless be obligated for up to $28 million. The Partnership has classified the lease as an operating lease in accordance with Financial Accounting Standards Board Statement 13, "Accounting for Leases."

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The Company made lease payments of $3.5 million to the Partnership in each of fiscal 2002, 2001 and 2000, which is included in selling, general and administrative expense in the Company's Consolidated Income Statements.

Prior to February 2001, the Company held a 40% interest in Lottery Technology Enterprises ("LTE"). The Company's interest is now 1%. LTE is a joint venture comprised of the Company and District Enterprise for Lottery Technology Applications of Washington, D.C., that holds a contract with the District of Columbia Lottery and Charitable Games Control Board. Sales of products and services to LTE were $3.0 million, $2.1 million and $3.6 million in fiscal 2002, 2001 and 2000, respectively. At February 23, 2002 and February 24, 2001, the Company had receivables of $1.1 million and $2.9 million, respectively, from LTE.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - LEASES

The Company leases certain facilities, equipment and vehicles under noncancelable operating leases that expire at various dates through fiscal 2011. Certain of these leases have escalation clauses and renewal options. The Company is required to pay all maintenance, taxes and insurance relating to its leased assets.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial terms greater than one year consist of the following at February 23, 2002:

                 Fiscal Year                       (Dollars in thousands)
                 -----------
                 2003                                    $        26,262
                 2004                                             19,157
                 2005                                              9,323
                 2006                                              7,660
                 2007                                             32,427
                 Thereafter                                        3,617
                                                         ---------------
                 Total minimum lease payments            $        98,446
                                                         ===============

The minimum lease payments include a $28 million residual value payment that the Company may be required to pay in fiscal 2007, or earlier under certain limited circumstances, related to the lease of the Company's World Headquarters facilities (see Note K).

The lease of the Company's World Headquarters facilities has restrictive provisions including, among other things, requirements relating to the maintenance of certain financial ratios, restrictions on additional indebtedness, and restrictions on the ability of the Company to make cash distributions on its Common Stock under certain circumstances.

Rental expense for operating leases was $31.7 million, $32.9 million and $31.4 million for fiscal 2002, 2001 and 2000, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - EMPLOYEE BENEFITS

The Company has two defined contribution 401(k) retirement savings and profit sharing plans (the "Plans") covering substantially all employees in the United States and the Commonwealth of Puerto Rico. Under these Plans, an eligible employee may elect to defer receipt of a portion of base pay each year. The Company contributes this amount on the employee's behalf to the Plans and also makes a matching contribution. For periods prior to January 1, 2001, the employer matching contribution was equal to 50% of the amount that the employee elected to defer up to 5% for a maximum matching contribution of 2.5% of the employee's base pay. Effective January 1, 2001, the Company increased the matching contribution for the United States Plan to 100% on the first 3% and 50% on the next 2% that the employee elects to defer, up to a maximum matching contribution of 4% of the employee's base pay. The Company, at its discretion, may contribute additional amounts to the Plans on behalf of employees based upon its profits for a given fiscal year. To be eligible to receive a profit sharing contribution, an employee must be actively employed on December 31 and the last day of the fiscal year for which the contribution is made. Participants are 100% vested at all times in the amounts they defer and any earnings on their contributions. Employees are fully vested in the Company's matching contributions, profit sharing and any earnings on these contributions on the first anniversary of their date of hire and thereafter.

Benefits under the Plans will generally be paid to participants upon retirement or in certain other limited circumstances. In fiscal 2002, 2001 and 2000, the Company recorded expense under these Plans of $7.3 million, $6.6 million and $5.8 million, respectively.

The Company has a defined contribution Supplemental Retirement Plan that provides additional retirement benefits to certain key employees. The Company, at its discretion, may contribute additional amounts to this plan on behalf of such key employees equal to the percentage of profit sharing contributions contributed to the Plan for the calendar year multiplied by the key employees' compensation (as defined) for such year. The Company recorded $0.3 million of expense under this plan in each of fiscal 2002, 2001 and 2000.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - BUSINESS SEGMENT AND GEOGRAPHIC DATA

The Company presently has one reportable business segment, the Lottery segment, which provides online, high speed, highly secure transaction processing systems to the worldwide lottery industry. The accounting policies of the Lottery segment are the same as those described in the summary of significant accounting policies. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. The "All Other" category (as reported below) is comprised of the Company's Transactive subsidiary, which provides electronic benefit transfer services over the Company's dedicated network infrastructure. The composition of the "All Other" category for fiscal 2001 and 2000 was revised during fiscal 2002 to include the Company's IGI/Europrint business unit in the Lottery segment because management considers it an integral component of the Lottery segment.

The Company's business segment data is summarized below:

                                                           Lottery       All Other     Consolidated
                                                           -------       ---------     ------------
                                                                  (Dollars in thousands)
    February 23, 2002
     OPERATING DATA:
      Revenues from external sources                       $999,588      $ 10,113       $1,009,701
      Net operating profit (loss) after income taxes         94,612        (1,202)          93,410
      Interest income                                         5,450            --            5,450
      Equity in earnings of unconsolidated affiliates         3,959            --            3,959
      Depreciation                                          153,758           313          154,071
      Intangibles amortization                                8,423            --            8,423
      Goodwill amortization                                   6,049            --            6,049
      Extraordinary charge, net of tax                        7,760            --            7,760
     BALANCE SHEET DATA (AT END OF PERIOD):
      Segment assets                                        848,162         5,667          853,829
     CASH FLOW DATA:
      Capital expenditures                                  176,511            --          176,511

    February 24, 2001
     OPERATING DATA:
      Revenues from external sources                       $900,627      $ 35,916       $  936,543
      Net operating profit after income taxes                85,291         3,987           89,278
      Interest income                                         5,596            --            5,596
      Equity in earnings of unconsolidated affiliates         3,167            --            3,167
      Depreciation                                          155,497           765          156,262
      Intangibles amortization                               11,968            --           11,968
      Goodwill amortization                                   6,165            --            6,165
     BALANCE SHEET DATA (AT END OF PERIOD):
      Segment assets                                        920,202        17,958          938,160
     CASH FLOW DATA:
      Capital expenditures                                  136,891            --          136,891

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - BUSINESS SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                           Lottery     All Other     Consolidated
                                                           -------     ---------     ------------
                                                                  (Dollars in thousands)
    February 26, 2000
     OPERATING DATA:
      Revenues from external sources                       $973,911      $36,887      $1,010,798
      Net operating profit after income taxes               113,881        1,298         115,179
      Interest income                                         3,509           --           3,509
      Equity in earnings of unconsolidated affiliates         2,843           --           2,843
      Depreciation                                          167,658          626         168,284
      Intangibles amortization                               10,839           --          10,839
      Goodwill amortization                                   6,253           --           6,253
     BALANCE SHEET DATA (AT END OF PERIOD):
      Segment assets                                        880,030       10,993         891,023
     CASH FLOW DATA:
      Capital expenditures                                  128,618           --         128,618

The following is a reconciliation of net operating profit after income taxes to income before extraordinary charge (net of tax) and net income as reported on the Consolidated Income Statements:

                                                                 Fiscal Year Ended
                                            -----------------------------------------------------------
                                            February 23, 2002    February 24, 2001    February 26, 2000
                                            -----------------    -----------------    -----------------
                                                               (Dollars in thousands)
Net operating profit after income taxes     $           93,410   $           89,278   $          115,179
   Reconciling items, net of tax:
     Interest expense                                  (14,183)             (16,571)             (17,419)
     Special (charges) credit                               --              (25,785)                 662
     Other                                              (3,441)              (3,774)              (4,837)
                                            ------------------   ------------------   ------------------
Income before extraordinary charge                      75,786               43,148               93,585
   Extraordinary charge, net of tax                     (7,760)                  --                   --
                                            ------------------   ------------------   ------------------
     Net income                             $           68,026   $           43,148   $           93,585
                                            ==================   ==================   ==================

The Company's geographic data is summarized below:

                                                                 Fiscal Year Ended
                                            -----------------------------------------------------------
                                            February 23, 2002    February 24, 2001    February 26, 2000
                                            -----------------    -----------------    -----------------
                                                              (Dollars in thousands)
Revenues from external sources:
     United States                          $          493,624   $          522,132   $          530,193
     United Kingdom                                    126,403               45,310               62,430
     Brazil                                            115,751              127,015              117,639
     Other foreign                                     273,923              242,086              300,536
                                            ------------------   ------------------   ------------------
                                            $        1,009,701   $          936,543   $        1,010,798
                                            ==================   ==================   ==================

Revenues are attributed to countries based on the location of the customer.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - BUSINESS SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                                 Fiscal Year Ended
                                            -----------------------------------------------------------
                                            February 23, 2002    February 24, 2001    February 26, 2000
                                            -----------------    -----------------    -----------------
                                                               (Dollars in thousands)
Systems, equipment and other assets
 relating to contracts:
     United States                          $         224,323    $          185,717   $          216,498
     Brazil                                            38,976                68,309               58,104
     Other foreign                                    106,296               107,308              101,316
                                            -----------------    ------------------   ------------------
                                            $         369,595    $          361,334   $          375,918
                                            =================    ==================   ==================

For fiscal 2002, 2001 and 2000, the aggregate revenues from Caixa Economica Federal in Brazil, which are included in the Lottery segment, represented 10.7%, 12.1% and 10.7% of the Company's consolidated revenues, respectively. For fiscal 2002, the aggregate revenues from Camelot Group plc in the United Kingdom, which are included in the Lottery segment, represented 11.3% of the Company's consolidated revenues. No other customer accounted for more than 10% of the consolidated revenues in these three fiscal years.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - FINANCIAL INSTRUMENTS

Cash and cash equivalents

Cash equivalents are stated at cost that approximates fair value.

Debt

The carrying amounts and estimated fair values of the Company's debt, as determined by an independent investment banker, are as follows:

                                                     February 23, 2002              February 24, 2001
                                               ----------------------------  -----------------------------
                                                                Estimated                     Estimated
                                                 Carrying          Fair         Carrying         Fair
                                                   Value           Value          Value          Value
                                               -------------  -------------  -------------   -------------
                                                                 (Dollars in thousands)
1.75% Convertible Debentures due 2021          $     175,000  $     195,895  $          --   $          --
7.75% Series A Senior Notes due 2004                  40,000         42,078        150,000         152,441
7.87% Series B Senior Notes due 2007                  95,000         99,902        150,000         153,291
Interest rate swaps                                   12,089         12,089         12,810          12,810
Other                                                 11,136         11,136          7,663           7,663
                                               -------------  -------------  -------------   -------------
                                               $     333,225  $     361,100  $     320,473   $     326,205
                                               =============  =============  =============   =============

Foreign Currency Exchange Contracts

The following table summarizes, by major currency, the contractual amounts of the Company's forward exchange and option contracts translated to U.S. dollars using the exchange rate at the balance sheet date. The buy and sell amounts represent the U.S. dollar equivalent of commitments to purchase and sell foreign currencies.

                                                     February 23, 2002              February 24, 2001
                                               ----------------------------  -----------------------------
                                                   Buy            Sell            Buy            Sell
                                                Contracts       Contracts      Contracts       Contracts
                                               -----------    ------------   ------------    -------------
                                                                   (Dollars in thousands)
Pounds sterling                                $    14,778    $      8,160   $     44,108    $      11,674
Mexican peso                                         9,903           1,089          7,267               --
Brazilian real                                          --          10,500             --           12,500
Euro                                                    --           8,107            709            7,235
Czech koruna                                            --           6,854             --            1,535
Australian dollar                                       --           6,369             --           13,527
Spanish peseta                                          --              --             --           11,077
Morrocan dirham                                         --              --             --            8,312
Other                                                7,473          10,867         13,417           28,960
                                               -----------    ------------   ------------    -------------
       Total                                   $    32,154    $     51,946   $     65,501    $      94,820
                                               ===========    ============   ============    =============

The fair values of the Company's foreign currency exchange contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation when necessary for maturity differences. In the aggregate, the carrying value of these contracts approximated fair value at February 23, 2002 and February 24, 2001.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - FINANCIAL INSTRUMENTS (CONTINUED)

The Company had minimal exposure to loss from nonperformance by the counter parties to its forward exchange contract agreements at the end of fiscal 2002 and does not anticipate nonperformance by counter parties in the periodic settlements of amounts due. The Company currently minimizes this potential for risk by entering into forward exchange contracts exclusively with major, financially sound counter parties, and by limiting exposure to any one financial institution.

Interest Rate Swaps

In February 2000, the Company entered into two interest rate swaps with an aggregate notional amount of $150 million that provided interest rate protection over the period February 25, 2000 to May 15, 2007. The swaps were designated as fair value hedges and effectively entitled the Company to exchange fixed rate payments for variable rate payments. The fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was increased by an equal amount in accordance with SFAS 133. On February 1, 2001, the Company sold the two interest rate swaps for $13 million and began amortizing the underlying debt adjustment of $13 million as a reduction of interest expense over the period February 2001 through May 2007 on an effective yield basis. In fiscal 2002, in connection with the repurchase of $165 million of Senior Notes, $3.9 million of this amount was recorded as a reduction of the extraordinary charge. (See Note
R).

In June 2001, the Company entered into two interest rate swaps with an aggregate notional amount of $150 million that provide interest rate protection over the period June 6, 2001 to May 15, 2007. The fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was adjusted by an equal amount in accordance with SFAS 133. In the fourth quarter of fiscal 2002, in connection with the repurchase of $55 million of Senior Notes, the Company sold $55 million of the interest rate swaps for $2.4 million which was recorded as a reduction of the extraordinary charge. (See Note R).

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - SPECIAL CHARGES

In fiscal 2001, the Company recorded special charges of $42.3 million ($25.8 million after-tax, or $0.74 per diluted share) in connection with certain contractual obligations and a value assessment of the Company's business operations. The major components of the special charges consisted of $14 million for a workforce reduction that eliminated approximately 255 Company positions worldwide, $11.5 million for contractual obligations in connection with the departures in July 2000 of the Company's former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $8.5 million for costs associated with the exit of certain business strategies and product lines and $8.3 million for the termination of consulting agreements and facility exit costs, net of gains on the disposition of Company aircraft.

A summary of the special charge activity, which is included in accrued expenses in the Company's Consolidated Balance Sheets, is as follows:

                                                                 Exit of Certain
                                                                     Business
                                     Worldwide       Executive      Strategies
                                     Workforce      Contractual    and Product
                                     Reduction      Obligations        Lines          Other          Total
                                     ---------      -----------  ----------------     -----          -----
                                                      (Dollars in thousands)
Special charges                       $ 13,958        $ 11,518        $ 8,536        $ 8,258        $ 42,270
Cash expenditures                       (6,032)         (9,965)        (4,140)        (3,289)        (23,426)
Noncash charges                             --              --         (4,396)        (4,017)         (8,413)
                                      --------        --------        -------        -------        --------
Balance at February 24, 2001             7,926           1,553             --            952          10,431
                                      --------        --------        -------        -------        --------

Change in estimate                        (438)            (71)            --            509              --
Cash expenditures                       (5,880)           (678)            --         (1,437)         (7,995)
                                      --------        --------        -------        -------        --------
Balance at February 23, 2002          $  1,608        $    804        $    --        $    24        $  2,436
                                      ========        ========        =======        =======        ========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2002 and 2001:

                                                  First         Second           Third          Fourth
                                                 Quarter        Quarter         Quarter         Quarter
                                                --------       ---------        --------       ---------
                                                    (Dollars in thousands, except per share amounts)
Fiscal year ended February 23, 2002:
      Service revenues                          $210,551       $ 209,619        $196,427       $ 215,190
      Sales of products                           24,414          26,965          67,152          59,383
      Gross profit                                70,536          69,329          74,086          72,990
      Income before extraordinary charge          19,109          16,636          21,621          18,420
      Extraordinary charge, net of tax                --              --              --           7,760
      Net income                                  19,109          16,636          21,621          10,660

      Basic earnings per share:
       Income before extraordinary charge       $    .62       $     .56        $    .75       $     .64
       Extraordinary charge                           --              --              --            (.27)
                                                --------       ---------        --------       ---------
       Net income                               $    .62       $     .56        $    .75       $     .37
                                                ========       =========        ========       =========

      Diluted earnings per share:
       Income before extraordinary charge       $    .61       $     .55        $    .73       $     .62
       Extraordinary charge                           --              --              --            (.26)
                                                --------       ---------        --------       ---------
       Net income                               $    .61       $     .55        $    .73       $     .36
                                                ========       =========        ========       =========

Fiscal year ended February 24, 2001:
      Service revenues                          $222,631       $ 204,209        $213,827       $ 215,808
      Sales of products                           19,367          23,399           7,204          30,098
      Gross profit                                83,424          55,371          68,421          90,388
      Net income (loss)                           20,229         (21,266)         18,287          25,898

      Basic earnings (loss) per share           $    .58       $    (.61)       $    .53       $     .76
                                                ========       =========        ========       =========

      Diluted earnings (loss) per share         $    .58       $    (.61)       $    .53       $     .75
                                                ========       =========        ========       =========

The Company recorded an extraordinary charge of $7.8 million, net of income tax benefit of $4.7 million, in the fourth quarter of fiscal 2002 (See Note R).

The Company recorded pre-tax special charges of $40 million and $2.3 million in the second and fourth quarters of fiscal 2001, respectively (See Note P).

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted earnings per share in fiscal 2002 and 2001 do not equal the total computed for those years.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - EXTRAORDINARY CHARGE

On December 18, 2001, Holdings issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures ("Debentures") due December 15, 2021 and subsequently filed a registration statement to register the Debentures for resale with the Securities and Exchange Commission. This registration statement has not yet been declared effective. The Company used a portion of the proceeds from the Debentures to repurchase, during the fourth quarter of fiscal 2002, $110 million of the 7.75% Series A Senior Notes due 2004 and $55 million of the 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes") issued by GTECH Corporation. Tender premiums associated with the early retirement of the Senior Notes, net of gains on interest rate swaps, along with make whole premiums associated with the refinancing of the Company's World Headquarters facilities by an unconsolidated partnership in which the Company is a limited partner, resulted in an extraordinary charge of $12.5 million ($7.8 million after tax, or $0.25 per diluted share). (See Note O).

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

On December 18, 2001, Holdings (the "Parent Company") issued $175 million principal amount of 1.75 % Convertible Debentures due 2021 (the "Convertible Debentures"). The Convertible Debentures are unsecured and unsubordinated obligations of the Parent Company that are jointly and severally, fully and unconditionally guaranteed by GTECH and two of its wholly-owned subsidiaries:
GTECH Rhode Island Corporation and GTECH Latin America Corporation (collectively with GTECH, the "Guarantor Subsidiaries"). Condensed consolidating financial information is presented below.

Selling, general and administrative costs and research and development costs are allocated to each subsidiary based on the ratio of the subsidiaries combined service revenue and sales of products to consolidated revenues.

The Parent Company conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only asset, an investment in GTECH. Equity in earnings of consolidated affiliates recorded by the Parent Company includes the Parent Company's share of the after-tax earnings of GTECH. Taxes payable and deferred income taxes are obligations of the subsidiaries. Income tax expense related to both current and deferred income taxes are allocated to each subsidiary based on the Company's consolidated effective income tax rates.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets
February 23, 2002

                                             Parent       Guarantor     Non-Guarantor    Eliminating
                                            Company      Subsidiaries   Subsidiaries        Entries       Consolidated
                                            --------     ------------   -------------    ------------     ------------
                                                                     (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                $     --       $ 25,865       $   9,230        $      --        $ 35,095
   Trade accounts receivable                      --         74,708          25,653               --         100,361
   Due from subsidiaries and
     affiliates                                   --         60,165              --          (60,165)             --
   Sales-type lease receivables                   --          3,060           1,834               --           4,894
   Inventories                                    --         61,065          40,885          (15,321)         86,629
   Deferred income taxes                          --         25,264           3,057               --          28,321
   Other current assets                           --         11,937          10,793               --          22,730
                                            --------       --------       ---------        ---------        --------
     Total Current Assets                         --        262,064          91,452          (75,486)        278,030

   Systems, Equipment and Other
     Assets Relating to Contracts                 --        274,692         134,983          (40,080)        369,595
   Investment in Subsidiaries and
     Affiliates                              202,955        128,099              --         (331,054)             --
   Goodwill                                       --         70,605          46,223               --         116,828
   Other Assets                                   --         73,816          15,560               --          89,376
                                            --------       --------       ---------        ---------        --------
     Total Assets                           $202,955       $809,276       $ 288,218        $(446,620)       $853,829
                                            ========       ========       =========        =========        ========

Liabilities and Shareholders' Equity
Current Liabilities:
   Short term borrowings                    $     --       $     --       $   2,358        $      --        $  2,358
   Accounts payable                               --         35,286           8,144               --          43,430
   Due to subsidiaries and affiliates             --             --          60,165          (60,165)             --
   Accrued expenses                               --         51,358          24,308               --          75,666
   Employee compensation                          --         32,034           5,907               --          37,941
   Advance payments from
     customers                                    --         36,465          36,180               --          72,645
   Income taxes payable                           --         45,777           8,151               --          53,928
   Current portion of long-term debt              --          1,337           2,173               --           3,510
                                            --------       --------       ---------        ---------        --------
     Total Current Liabilities                    --        202,257         147,386          (60,165)        289,478

   Long-Term Debt, less current
     portion                                      --        320,752           8,963               --         329,715
   Other Liabilities                              --         20,295           7,691               --          27,986
   Deferred Income Taxes                          --          7,616          (3,921)              --           3,695
   Shareholders' Equity                      202,955        258,356         128,099         (386,455)        202,955
                                            --------       --------       ---------        ---------        --------
     Total Liabilities and
       Shareholders' Equity                 $202,955       $809,276       $ 288,218        $(446,620)       $853,829
                                            ========       ========       =========        =========        ========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets
February 24, 2001

                                            Parent        Guarantor     Non-Guarantor     Eliminating
                                            Company     Subsidiaries    Subsidiaries        Entries       Consolidated
                                            --------    ------------    -------------     -----------     ------------
                                                                      (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                $     --       $ 37,068       $   9,880        $      --        $ 46,948
   Trade accounts receivable                      --         86,581          32,140               --         118,721
   Due from subsidiaries and
     affiliates                                   --        132,316              --         (132,316)             --
   Sales-type lease receivables                   --          3,019           5,703               --           8,722
   Inventories                                    --        111,701           7,705           (1,617)        117,789
   Deferred income taxes                          --         25,681           1,169               --          26,850
   Other current assets                           --          7,547          11,251               --          18,798
                                            --------       --------       ---------        ---------        --------
     Total Current Assets                         --        403,913          67,848         (133,933)        337,828

   Systems, Equipment and Other
     Assets Relating to Contracts                 --        236,345         158,943          (33,954)        361,334
   Investment in Subsidiaries and
     Affiliates                              314,362        112,400              --         (426,762)             --
   Goodwill                                       --         73,134          49,191               --         122,325
   Other Assets                                   --         83,035          33,638               --         116,673
                                            --------       --------       ---------        ---------        --------
     Total Assets                           $314,362       $908,827       $ 309,620        $(594,649)       $938,160
                                            ========       ========       =========        =========        ========

Liabilities and Shareholders' Equity
Current Liabilities:
   Short term borrowings                    $     --       $     --       $   2,316        $      --        $  2,316
   Accounts payable                               --         35,419          13,848               --          49,267
   Due to subsidiaries and affiliates             --             --         132,316         (132,316)             --
   Accrued expenses                               --         50,566          15,005               --          65,571
   Employee compensation                          --         27,644           4,254               --          31,898
   Advance payments from
     customers                                    --         45,930           9,488               --          55,418
   Income taxes payable                           --         67,363          (2,790)              --          64,573
   Current portion of long-term debt              --          2,075           1,437               --           3,512
                                            --------       --------       ---------        ---------        --------
     Total Current Liabilities                    --        228,997         175,874         (132,316)        272,555

   Long-Term Debt, less current
     portion                                      --        310,735           6,226               --         316,961
   Other Liabilities                              --         15,673          14,210               --          29,883
   Deferred Income Taxes                          --          3,489             910               --           4,399
   Shareholders' Equity                      314,362        349,933         112,400         (462,333)        314,362
                                            --------       --------       ---------        ---------        --------
     Total Liabilities and
       Shareholders' Equity                 $314,362       $908,827       $ 309,620        $(594,649)       $938,160
                                            ========       ========       =========        =========        ========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 23, 2002

                                        Parent         Guarantor      Non-Guarantor      Eliminating
                                        Company      Subsidiaries     Subsidiaries          Entries        Consolidated
                                        --------     ------------     -------------      -----------       ------------
                                                                  (Dollars in thousands)
Revenues:
   Services                             $     --       $ 634,014        $ 197,773        $        --        $   831,787
   Sales of products                          --         141,772           36,142                 --            177,914
   Intercompany sales and fees                --         169,234           86,762           (255,996)                --
                                        --------       ---------        ---------        -----------        -----------
                                              --         945,020          320,677           (255,996)         1,009,701
Costs and expenses:
   Costs of services                          --         395,602          200,880            (10,174)           586,308
   Costs of sales                             --         117,017           20,450             (1,015)           136,452
   Intercompany cost of sales
     and fees                                 --         102,334           36,051           (138,385)                --
                                        --------       ---------        ---------        -----------        -----------
                                              --         614,953          257,381           (149,574)           722,760
                                        --------       ---------        ---------        -----------        -----------

Gross profit                                  --         330,067           63,296           (106,422)           286,941

Selling, general & administrative             --          86,635           26,128                 --            112,763
Research and development                      --          25,943            7,836                 --             33,779
Goodwill amortization                         --           2,529            3,520                 --              6,049
Special charge                                --              --               --                 --                 --
                                        --------       ---------        ---------        -----------        -----------
     Operating expenses                       --         115,107           37,484                 --            152,591
                                        --------       ---------        ---------        -----------        -----------

Operating income                              --         214,960           25,812           (106,422)           134,350

Other income (expense):
     Interest income                          --           2,222            3,228                 --              5,450
     Equity in earnings of
       unconsolidated affiliates              --           1,174            2,785                 --              3,959
     Equity in earnings of
       consolidated affiliates            68,026          22,670               --            (90,696)                --
     Other income (expense)                   --          (5,573)           6,926                 --              1,353
     Interest expense                         --         (20,691)          (2,185)                --            (22,876)
                                        --------       ---------        ---------        -----------        -----------

Income before income taxes
     and extraordinary charge             68,026         214,762           36,566           (197,118)           122,236

Income taxes                                  --          81,610           13,896            (49,056)            46,450
                                        --------       ---------        ---------        -----------        -----------

Income before extraordinary
     charge                               68,026         133,152           22,670           (148,062)            75,786

Extraordinary charge net of tax               --           7,760               --                 --              7,760
                                        --------       ---------        ---------        -----------        -----------

Net income                              $ 68,026       $ 125,392        $  22,670        $  (148,062)       $    68,026
                                        ========       =========        =========        ===========        ===========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 24, 2001

                                        Parent         Guarantor      Non-Guarantor      Eliminating
                                        Company      Subsidiaries     Subsidiaries          Entries        Consolidated
                                        --------     ------------     -------------      -----------       ------------
                                                                  (Dollars in thousands)
Revenues:
   Services                             $     --       $ 635,643        $ 220,832        $        --        $   856,475
   Sales of products                          --          43,973           36,095                 --             80,068
   Intercompany sales and fees                --         158,421          113,771           (272,192)                --
                                        --------       ---------        ---------        -----------        -----------
                                              --         838,037          370,698           (272,192)           936,543
Costs and expenses:
   Costs of services                          --         390,351          179,201             (5,457)           564,095
   Costs of sales                             --          57,030           17,907                (93)            74,844
   Intercompany cost of sales
     and fees                                 --         131,172           57,077           (188,249)                --
                                        --------       ---------        ---------        -----------        -----------
                                              --         578,553          254,185           (193,799)           638,939
                                        --------       ---------        ---------        -----------        -----------

Gross profit                                  --         259,484          116,513            (78,393)           297,604

Selling, general & administrative             --          85,624           32,373                 --            117,997
Research and development                      --          35,753           13,514                 --             49,267
Goodwill amortization                         --           2,529            3,636                 --              6,165
Special charge                                --          35,514            6,756                 --             42,270
                                        --------       ---------        ---------        -----------        -----------
     Operating expenses                       --         159,420           56,279                 --            215,699
                                        --------       ---------        ---------        -----------        -----------

Operating income                              --         100,064           60,234            (78,393)            81,905

Other income (expense):
     Interest income                          --           2,096            3,500                 --              5,596
     Equity in earnings of
       unconsolidated affiliates              --           1,639            1,528                 --              3,167
     Equity in earnings of
       consolidated affiliates            43,148          45,815               --            (88,963)                --
     Other income (expense)                   --          (3,667)          10,899                 --              7,232
     Interest expense                         --         (26,111)          (1,054)                --            (27,165)
                                        --------       ---------        ---------        -----------        -----------

Income before income taxes                43,148         119,836           75,107           (167,356)            70,735

Income taxes                                  --          46,736           29,292            (48,441)            27,587
                                        --------       ---------        ---------        -----------        -----------

Net income                              $ 43,148       $  73,100        $  45,815        $  (118,915)       $    43,148
                                        ========       =========        =========        ===========        ===========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 26, 2000

                                        Parent         Guarantor      Non-Guarantor      Eliminating
                                        Company      Subsidiaries     Subsidiaries          Entries        Consolidated
                                        --------     ------------     -------------      -----------       ------------
                                                                  (Dollars in thousands)
Revenues:
   Services                             $     --       $ 648,455        $ 211,964        $        --        $   860,419
   Sales of products                          --         103,827           46,552                 --            150,379
   Intercompany sales and fees                --         106,646          133,256           (239,902)                --
                                        --------       ---------        ---------        -----------        -----------
                                              --         858,928          391,772           (239,902)         1,010,798
Costs and expenses:
   Costs of services                          --         382,667          179,468             (6,826)           555,309
   Costs of sales                             --          70,536           35,606             (4,189)           101,953
   Intercompany cost of sales
     and fees                                 --         154,244           49,768           (204,012)                --
                                        --------       ---------        ---------        -----------        -----------
                                              --         607,447          264,842           (215,027)           657,262
                                        --------       ---------        ---------        -----------        -----------

Gross profit                                  --         251,481          126,930            (24,875)           353,536

Selling, general & administrative             --          91,054           31,280                 --            122,334
Research and development                      --          34,265           11,788                 --             46,053
Goodwill amortization                         --           2,529            3,724                 --              6,253
Special charge (credit)                       --            (181)            (923)                --             (1,104)
                                        --------       ---------        ---------        -----------        -----------
     Operating expenses                       --         127,667           45,869                 --            173,536
                                        --------       ---------        ---------        -----------        -----------

Operating income                              --         123,814           81,061            (24,875)           180,000

Other income (expense):
     Interest income                          --           1,720            1,789                 --              3,509
     Equity in earnings (loss) of
       unconsolidated affiliates              --          (1,588)           4,431                 --              2,843
     Equity in earnings of
       consolidated affiliates            93,585          52,217               --           (145,802)                --
     Other income (expense)                   --          (1,471)             128                 --             (1,343)
     Interest expense                         --         (28,651)            (381)                --            (29,032)
                                        --------       ---------        ---------        -----------        -----------

Income before income taxes                93,585         146,041           87,028           (170,677)           155,977

Income taxes                                  --          58,416           34,811            (30,835)            62,392
                                        --------       ---------        ---------        -----------        -----------

Net income                              $ 93,585       $  87,625        $  52,217        $  (139,842)       $    93,585
                                        ========       =========        =========        ===========        ===========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 23, 2002

                                        Parent         Guarantor      Non-Guarantor      Eliminating
                                        Company      Subsidiaries     Subsidiaries          Entries        Consolidated
                                        --------     ------------     -------------      -----------       ------------
                                                                  (Dollars in thousands)
Net cash provided by operating
   activities                           $     --       $ 303,564        $  58,073        $   (16,407)       $   345,230

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                --        (132,610)         (60,308)            16,407           (176,511)
   Cash received from affiliates              --           3,786               --                 --              3,786
   Proceeds from sale of investments          --              --            2,098                 --              2,098
   Proceeds from the sale of majority
     interest in a subsidiary                 --          10,000               --                 --             10,000
   Other                                      --          (3,462)            (637)                --             (4,099)
                                        --------       ---------        ---------        -----------        -----------
Net cash used for investing
     activities                               --        (122,286)         (58,847)            16,407           (164,726)

Financing Activities
   Net proceeds from issuance of
     long-term debt                           --         353,000            6,810                 --            359,810
   Principal payments on long-term
     debt                                     --        (347,573)          (1,557)                --           (349,130)
   Purchases of treasury stock          (219,322)             --               --                 --           (219,322)
   Proceeds from stock options            44,814              --               --                 --             44,814
   Intercompany capital transactions     172,788        (172,788)              --                 --                 --
   Tender premiums and
     prepayment fees                          --         (17,930)              --                 --            (17,930)
   Debt issuance costs                        --          (6,539)              --                 --             (6,539)
   Other                                   1,720              --           (1,764)                --                (44)
                                        --------       ---------        ---------        -----------        -----------
Net cash provided by (used for)
     financing activities                     --        (191,830)           3,489                 --           (188,341)

Effect of exchange rate changes
     on cash                                  --            (651)          (3,365)                --             (4,016)
                                        --------       ---------        ---------        -----------        -----------
Decrease in cash and
     cash equivalents                         --         (11,203)            (650)                --            (11,853)
Cash and cash equivalents at
     beginning of year                        --          37,068            9,880                 --             46,948
                                        --------       ---------        ---------        -----------        -----------
Cash and cash equivalents at end
     of year                            $     --       $  25,865        $   9,230        $        --        $    35,095
                                        ========       =========        =========        ===========        ===========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 24, 2001

                                        Parent         Guarantor      Non-Guarantor      Eliminating
                                        Company      Subsidiaries     Subsidiaries          Entries        Consolidated
                                        --------     ------------     -------------      -----------       ------------
                                                                  (Dollars in thousands)
Net cash provided by operating
   activities                           $     --       $ 189,575        $  80,467        $   (18,072)       $   251,970

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                --         (67,774)         (87,189)            18,072           (136,891)
   Investments in and advances to
     unconsolidated affiliates                --         (16,424)            (177)                --            (16,601)
   Cash received from affiliates              --           2,075               --                 --              2,075
   Proceeds from sale of investments          --              --            1,050                 --              1,050
   Other                                      --         (12,118)             (81)                --            (12,199)
                                        --------       ---------        ---------        -----------        -----------
Net cash used for investing
     activities                               --         (94,241)         (86,397)            18,072           (162,566)

Financing Activities
   Net proceeds from issuance of
     long-term debt                           --          88,000            7,908                 --             95,908
   Principal payments on long-term
     debt                                     --        (137,400)          (1,337)                --           (138,737)
   Purchases of treasury stock           (19,587)             --               --                 --            (19,587)
   Proceeds from stock options             6,455              --               --                 --              6,455
   Intercompany capital transactions      11,431         (11,431)              --                 --                 --
   Other                                   1,701              --            3,535                 --              5,236
                                        --------       ---------        ---------        -----------        -----------
Net cash provided by (used for)
     financing activities                     --         (60,831)          10,106                 --            (50,725)

Effect of exchange rate changes
     on cash                                  --           1,705           (4,551)                --             (2,846)
                                        --------       ---------        ---------        -----------        -----------
Increase (decrease) in cash and
     cash equivalents                         --          36,208             (375)                --             35,833
Cash and cash equivalents at
     beginning of year                        --             860           10,255                 --             11,115
                                        --------       ---------        ---------        -----------        -----------
Cash and cash equivalents at end
     of year                            $     --       $  37,068        $   9,880        $        --        $    46,948
                                        ========       =========        =========        ===========        ===========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 26, 2000

                                        Parent         Guarantor      Non-Guarantor      Eliminating
                                        Company      Subsidiaries     Subsidiaries          Entries        Consolidated
                                        --------     ------------     -------------      -----------       ------------
                                                                  (Dollars in thousands)
Net cash provided by operating
   activities                           $     --       $ 187,380        $  44,600        $    (1,198)       $   230,782

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                --         (91,979)         (37,837)             1,198           (128,618)
   Investments in and advances to
     unconsolidated affiliates                --         (10,797)          (5,412)                --            (16,209)
   Other                                      --         (18,944)            (572)                --            (19,516)
                                        --------       ---------        ---------        -----------        -----------
Net cash used for investing
     activities                               --        (121,720)         (43,821)             1,198           (164,343)

Financing Activities
   Net proceeds from issuance of
     long-term debt                           --         221,500               --                 --            221,500
   Principal payments on long-term
     debt                                     --        (191,100)          (1,836)                --           (192,936)
   Purchases of treasury stock           (98,747)             --               --                 --            (98,747)
   Proceeds from stock options               316              --               --                 --                316
   Debt issuance costs                        --            (895)              --                 --               (895)
   Intercompany capital transactions      96,414         (96,414)              --                 --                 --
   Other                                   2,017              --              992                 --              3,009
                                        --------       ---------        ---------        -----------        -----------
Net cash used for financing
     activities                               --         (66,909)            (844)                --            (67,753)

Effect of exchange rate changes
     on cash                                  --             540            4,156                 --              4,696
                                        --------       ---------        ---------        -----------        -----------
Increase (decrease) in cash and
     cash equivalents                         --            (709)           4,091                 --              3,382
Cash and cash equivalents at
     beginning of year                        --           1,569            6,164                 --              7,733
                                        --------       ---------        ---------        -----------        -----------
Cash and cash equivalents at end
   of year                              $     --       $     860        $  10,255        $        --        $    11,115
                                        ========       =========        =========        ===========        ===========

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES



--------------------------------------------------------------------------------------------------------------------------------
         COLUMN A                                            COLUMN B           COLUMN C                COLUMN D       COLUMN E
--------------------------------------------------------------------------------------------------------------------------------
                                                                                Additions
                                                                                ---------
                                                              Balance      Charged       Charged                         Balance
                                                                at         to costs         to                              at
                                                             beginning       and           other                          end of
                     Description                              of year      expenses      accounts       Deductions         year
-------------------------------------------------------       -------      -------       ---------      -----------      -------
                                                                                   (Dollars in thousands)
Valuation accounts deducted from
    assets to which they apply:

Allowances for doubtful accounts and liquidated damages      $ 7,373       $ 5,295       $  13,778(a)   $ (6,059)(b)     $20,387
Inventory allowances                                           6,721         9,839              --        (2,335)(c)      14,225
Sales-type lease allowances                                       --         4,098              --            --           4,098
                                                             -------       -------       ---------      --------         -------
    Total Fiscal Year Ended February 23, 2002                $14,094       $19,232       $  13,778      $ (8,394)        $38,710
                                                             =======       =======       =========      ========         =======

Allowances for doubtful accounts and liquidated damages      $ 3,187       $11,444       $      --      $ (7,258)(b)     $ 7,373
Inventory allowances                                           5,250         2,049              --          (578)(c)       6,721
Sales-type lease allowances                                       --            --              --            --              --
                                                             -------       -------       ---------      --------         -------
    Total Fiscal Year Ended February 24, 2001                $ 8,437       $13,493       $      --      $ (7,836)        $14,094
                                                             =======       =======       =========      ========         =======

Allowances for doubtful accounts and liquidated damages      $ 3,545       $ 8,847       $      --      $ (9,205)(b)     $ 3,187
Inventory allowances                                           4,781         1,059              --          (590)(c)       5,250
Sales-type lease allowances                                       --            --              --            --              --
                                                             -------       -------       ---------      --------         -------
    Total Fiscal Year Ended February 26, 2000                $ 8,326       $ 9,906       $      --      $ (9,795)        $ 8,437
                                                             =======       =======       =========      ========         =======


--------------

(a) Reserves for amounts billed to customers which were not recorded as revenues

(b) Includes write-offs, recoveries of previous write-offs and actual liquidated damage payments made to customers during the year

(c) Actual disposal of obsolete material made during the year

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10--"Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11--"Executive Compensation," Item 12--"Security Ownership of Certain Beneficial Owners and Management" and Item 13--"Certain Relationships and Related Transactions" of Form 10-K is incorporated herein by reference Holdings' definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held in August 2002, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

              FORM 8-K

(a)
(1) Financial Statements:
                                                                         PAGE(S)
Report of Ernst & Young LLP, Independent Auditors


The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at
     February 23, 2002 and February 24, 2001

Consolidated Income Statements
     Fiscal year ended February 23, 2002,
     Fiscal year ended February 24, 2001, and
     Fiscal year ended February 26, 2000

Consolidated Statements of Shareholders' Equity--
     Fiscal year ended February 23,2002,
     Fiscal year ended February 24, 2001, and
     Fiscal year ended February 26, 2000

Consolidated Statements of Cash Flows--
     Fiscal year ended February 23, 2002,
     Fiscal year ended February 24, 2001, and
     Fiscal year ended February 26, 2000



Notes to Consolidated Financial Statements

(2) Financial Statement Schedules to GTECH Holdings Corporation and subsidiaries:

Schedule II- Valuation and Qualifying Accounts

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

+3.3     Amended and Restated By-Laws of Holdings.

4.1 Credit Agreement, dated June 22, 2001, by and among GTECH, as Borrower, Bank of America, N.A., as Administrative Agent and as Lender and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 26, 2001.)

4.2 Indenture, dated as of December 18, 2001, by and among Holdings, GTECH, GTECH Rhode Island Corporation, GTECH Latin America Corporation, and The Bank of New York (incorporated by reference to Exhibit 4.1 of Holdings' 10-Q for the quarterly period ended November 24, 2001.)

4.3 Registration Rights Agreement, dated December 18, 2001, by and among Credit Suisse First Boston Corporation, Bank of America Securities LLC, and Merrill Lynch, Pierce Fenner & Smith Incorporated, as Representatives, and Holdings, GTECH, GTECH Rhode Island Corporation, and GTECH Latin America Corporation (incorporated by reference to
         Exhibit 4.2 of Holdings' 10-Q for the quarterly period ended November 24, 2001).

4.4 Specimen Form of certificate of Common Stock (incorporated by reference to Exhibit 4.18 of the December 1992 S-1).

10.1 Agreement dated March 5, 2001 by and between Holdings and Howard S. Cohen (incorporated by reference to Exhibit 10.1 of Holdings' 2001 10-K).*

10.2 Amendment, dated March 28, 2001, to Agreement dated March 5, 2001, by and between Holdings and Howard S. Cohen (incorporated by reference to Exhibit 10.2 of Holdings' 2001 10-K).*

10.3 Amendment, dated May 4, 2001, to the Agreement, dated March 5, 2001, as amended, by and between Holdings and Howard S. Cohen. (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended May 26, 2001).*

10.4 Agreement, dated as of August 9, 2000, between Holdings and W. Bruce Turner (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

10.5 Amendment, dated as of June 1, 2001, to the Agreement, dated as of August 9, 2000 by and between Holdings and W. Bruce Turner (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended May 26, 2001.)*

10.6 Business Services Agreement, dated May 24, 2001, by and between GTECH and Donald Stanford (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended August 25, 2001).*

10.7 Severance Agreement and Release, dated as of May 24, 2001, by and between GTECH and Donald Stanford (incorporated by reference to Exhibit
         10.2 of Holdings' 10-Q for the quarterly period ended August 25,
         2001).*

10.8 Severance Agreement and Release, dated as of December 21, 2001, by and between Jean-Pierre Desbiens and Holdings (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended November 24, 2001.)*

10.9 Form of Agreement, relating to a potential change of control involving Holdings, entered into between Holdings and, respectively, certain members of senior management (incorporated by reference to Exhibit 10.5 of Holdings' 2000 10-K).*

+10.10 List of signatories to Agreement relating to potential change of control involving Holdings and certain members of senior management, with the respective dates of such Agreements.*

+10.11   GTECH Corporation Executive Perquisites Program.*

+10.12   List of participants in GTECH Corporation Executive Perquisites
         Program.*

+10.13   Form of Executive Separation Agreement.*

+10.14   Schedule of Recipients of Executive Separation Agreement.*

10.15 Supplemental Retirement Plan effective January 1, 1992 (incorporated by reference to Exhibit 10.8 of Holdings 2000 10-K).*

+10.16   List of Participants in Supplemental Retirement Plan.*

10.17 Contract for Lottery Operations and Services, dated October 10, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended November 24, 2001.)

10.18 Amendment No. 1 to Contract for Lottery Operations and Services, dated October 18, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended November 24, 2001.)

10.19 Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated March 7, 1992 (available through the Public Reference Branch of the Securities and Exchange Commission, Washington, D.C.).

10.20 Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated June 1, 1994 (available through the Public Reference Branch of the Securities and Exchange Commission, Washington, D.C.).

10.21 Second Amendment to the Contract for the Texas Lottery Operator for the State of Texas between GTECH and the Texas Comptroller of Public Accounts--Lottery Division, dated May 28, 1996 (incorporated by reference to Exhibit 10.1 to the Form S-3 of Holdings, Registration No. 333-3602).

10.22 Agreement between Caixa Economica Federale and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Holdings, S.A.) respecting the provision of goods and services for the Brazil National Lottery (incorporated by reference to Exhibit 10.12 of Holdings' 2000 10-K).

10.23 Amendment to Agreement between Caixa Economica Federale and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Holdings, S.A.) (incorporated by reference to Exhibit 10.21 of Holdings' 2001 10-K).

+10.24 Participation Agreement, dated as of December 14, 2001, by and among GTECH, West Greenwich Technology Associates, L.P., Key Corporate Capital Inc., Post Office Square Funding Inc., Credit Lyonnais New York Branch, The Bank of Nova Scotia, and the Lenders described therein.

+10.25 Second Amended and Restated Indenture of Lease, dated as of December 14, 2001, by and between West Greenwich Technology Associates, L.P., and GTECH.

10.26 Business Agreement dated December 28, 1990 between Digital Equipment Corporation and GTECH; Work Statement Number NED91188 dated March 11, 1991 to GTECH from Digital Equipment Corporation; First Addendum dated March 19, 1991 to Digital Work Statement Number NED91188 dated March 11, 1991 to GTECH from Digital Equipment Corporation (incorporated by reference to Exhibit 10.57 of the July 1992 S-1).

10.27 Maintenance Agreement Number 117A dated December 1, 1989, between GTECH and Concurrent Computer Corporation (incorporated by reference to Exhibit 10.58 of the July 1992 S-1).

10.28 1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.29 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.30 First Amendment to the 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.27 of Holdings' 2001 10-K).*

10.31 1997 Stock Option Plan (incorporated herein by reference to the Appendix of Holdings' 1997 Notice of Annual Meeting and Proxy Statement).*

+10.32   Amendment to 1997 Stock Option Plan dated April 2, 2002.*

10.33 Holdings' 1998 Non-Employee Directors' Stock Election Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Holdings, Registration Number 333-5781).

10.34 Income Deferral Plan - 1998 (incorporated by reference to Exhibit 10 of the Holdings' 10-Q for the quarterly period ended November 28, 1998).*

10.35 Holdings' 1998 Employee Stock Purchase Plan, as amended and restated as of November 1, 2001 (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended November 24, 2001).*

10.36 1999 Non-Employee Directors' Stock Option Plan (incorporated by reference to the Appendix of Holdings' 1999 Notice of Annual Meeting and Proxy Statement).*

10.37 First Amendment to the 1999 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.32 of the Holdings' 2001 10-K).*

10.38 Trust Agreement, dated December 18, 1998, by and between Holdings and The Bank of New York, as Trustee, respecting the Income Deferral Plan - 1998 (incorporated by reference to Exhibit 10.1 of the Holdings' 10-Q for the quarterly period ended November 28, 1998).*

10.39 Holdings' 2000 Restricted Stock Plan and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

10.40 Holdings' 2000 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings' Proxy Statement filed on September 22, 2000).*

+10.41   Holdings' Management Stock Bonus Program.*

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

(b)  Reports on Form 8-K:

The Company filed the following reports with the Securities and Exchange Commission on Form 8-K during the last quarter of the fiscal year covered by this report:

          (i) The Company filed a report on Form 8-K on December 10, 2001 announcing its intention to raise $150,000,000 through a private placement to qualified institutional buyers of its Convertible Debentures due December 15, 2021.

         (ii) The Company filed a report on Form 8-K on December 14, 2001 incorporating by reference a press release issued by GTECH on December 14, 2001 announcing that it had agreed to sell its Convertible Debentures due December 15, 2021, and describing certain terms of the Convertible Debentures.

         (iii) The Company filed a report on Form 8-K on January 18, 2002 incorporating by reference a press release issued by GTECH on January 18, 2002 providing financial preliminary guidance for fiscal year 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on April 19, 2002.

                           GTECH HOLDINGS CORPORATION


                           By: /s/ Howard S. Cohen
                               -----------------------------------------
                                   Howard S. Cohen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                        TITLE                                  DATE

/s/ Howard S. Cohen           Chief Executive Officer (principal executive          April 19, 2002
-----------------------       officer) and Director
Howard S. Cohen

/s/ Jaymin B. Patel           Senior Vice President & Chief Financial Officer       April 19, 2002
-----------------------       (principal financial officer)
Jaymin B. Patel


/s/ Robert J. Plourde         Vice President and Corporate Controller               April 19, 2002
-----------------------       (principal accounting officer)
Robert J. Plourde

/s/ William Bruce Turner
--------------------------    Director, Chairman of the Board                       April 19, 2002
William Bruce Turner


/s/ Robert M. Dewey, Jr.                               Director                     April 19, 2002
--------------------------
Robert M. Dewey, Jr.


/s/ Burnett W. Donoho                                  Director                     April 19, 2002
--------------------------
Burnett W. Donoho


/s/ Sir Jeremy Hanley                                  Director                     April 19, 2002
--------------------------
The Rt. Hon.
Sir Jeremy Hanley KCMG


/s/ Philip R. Lochner, Jr.                             Director                     April 19, 2002
--------------------------
Philip R. Lochner, Jr.


/s/ Gen Paige                                          Director                     April 19, 2002
--------------------------
Lt. Gen (Ret.) Emmett
Paige, Jr.


 /s/ Anthony Ruys                                       Director                     April 19, 2002
--------------------------
Anthony Ruys