Form 10-Q
period 2002-05-25
GTECH HOLDINGS CORP
filed 2002-07-01
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 25, 2002



Commission file number  1-11250




                           GTECH Holdings Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         05-0450121
---------------------------------                 ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)



55 Technology Way, West Greenwich, Rhode Island                 02817
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

Yes [_X_]    No [___]



At June 21, 2002, there were 57,276,698 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                      Page
PART I.  FINANCIAL INFORMATION                                                       Number
Item 1.       Financial Statements

              Consolidated Balance Sheets                                                3

              Consolidated Income Statements                                             4

              Consolidated Statements of Cash Flows                                      5

              Consolidated Statements of Shareholders' Equity                            6

              Notes to Consolidated Financial Statements                               7-19

Item 2.       Management's Discussion and Analysis of Financial Condition              20-27
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                28

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                         28

Item 6.       Exhibits and Reports on Form 8-K                                          28

SIGNATURES                                                                              29

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES                                                    (Unaudited)
                                                                                                 May 25,       February 23,
                                                                                                   2002            2002
                                                                                               ----------      ------------
                                                                                                 (Dollars in thousands)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                   $  49,876      $  35,095
    Trade accounts receivable                                                                      85,131        100,361
    Sales-type lease receivables                                                                    4,674          4,894
    Inventories                                                                                    89,729         86,629
    Deferred income taxes                                                                          28,321         28,321
    Other current assets                                                                           18,107         22,730
                                                                                                ---------      ---------
                        TOTAL CURRENT ASSETS                                                      275,838        278,030

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                         391,207        369,595

GOODWILL                                                                                          115,498        116,828

OTHER ASSETS                                                                                       85,596         89,376
                                                                                                ---------      ---------
                        TOTAL ASSETS                                                            $ 868,139      $ 853,829
                                                                                                =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short term borrowings                                                                       $   2,371      $   2,358
    Accounts payable                                                                               37,935         43,430
    Accrued expenses                                                                               75,615         75,666
    Employee compensation                                                                          23,085         37,941
    Advance payments from customers                                                                85,363         72,645
    Income taxes payable                                                                           64,581         53,928
    Current portion of long-term debt                                                               3,370          3,510
                                                                                                ---------      ---------
                        TOTAL CURRENT LIABILITIES                                                 292,320        289,478

LONG-TERM DEBT, less current portion                                                              329,065        329,715

OTHER LIABILITIES                                                                                  32,830         27,986

DEFERRED INCOME TAXES                                                                               3,695          3,695

COMMITMENTS AND CONTINGENCIES                                                                         ---            ---

SHAREHOLDERS' EQUITY:
    Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued              ---            ---
    Common Stock, par value $.01 per share--150,000,000 shares authorized,
    92,296,404 and 92,297,404 shares issued; 57,245,514 and 57,491,256 shares outstanding at May 25, 2002 and February 23, 2002, respectively (shares adjusted
      to reflect May 2002 two-for-one stock split)                                                    923            461
    Additional paid-in capital                                                                    234,237        234,247
    Equity carryover basis adjustment                                                              (7,008)        (7,008)
    Accumulated other comprehensive loss                                                          (99,021)      (100,815)
    Retained earnings                                                                             571,023        542,878
                                                                                                ---------      ---------
                                                                                                  700,154        669,763
    Less cost of 35,050,890 and 34,806,148 shares in treasury at
      May 25, 2002 and February 23, 2002, respectively (shares adjusted to reflect
      May 2002 two-for-one stock split)                                                          (489,925)      (466,808)
                                                                                                ---------      ---------
                                                                                                  210,229        202,955
                                                                                                ---------      ---------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 868,139      $ 853,829
                                                                                                =========      =========



See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                         (Unaudited)
                                                                      Three Months Ended
                                                                     ---------------------
                                                                     May 25,       May 26,
                                                                      2002          2001
                                                                     -------       -------
                                                                    (Dollars in thousands,
                                                                  except per share amounts)
Revenues:
      Services                                                      $223,735       $210,551
      Sales of products                                                7,677         24,414
                                                                    --------       --------
                                                                     231,412        234,965
Costs and expenses:
      Costs of services                                              146,935        144,492
      Costs of sales                                                   6,247         19,937
                                                                    --------       --------
                                                                     153,182        164,429
                                                                    --------       --------

Gross profit                                                          78,230         70,536

Selling, general and administrative                                   22,909         29,570
Research and development                                               6,502          7,633
Goodwill amortization                                                      -          1,473
                                                                    --------       --------
      Operating expenses                                              29,411         38,676
                                                                    --------       --------

Operating income                                                      48,819         31,860


Other income (expense):
      Interest income                                                    842          2,030
      Equity in earnings of unconsolidated affiliates                    696          1,175
      Other income (expense)                                            (591)         2,178
      Interest expense                                                (2,925)        (6,422)
                                                                    --------       --------

Income before income taxes                                            46,841         30,821

Income taxes                                                          17,800         11,712
                                                                    --------       --------

Net income                                                          $ 29,041       $ 19,109
                                                                    ========       ========

Basic earnings per share                                            $    .50       $    .31
                                                                    ========       ========

Diluted earnings per share                                          $    .49       $    .30
                                                                    ========       ========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                    (Unaudited)
                                                                                Three Months Ended
                                                                                ------------------
                                                                                May 25,       May 26,
                                                                                 2002          2001
                                                                                -------       -------
                                                                               (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                     $ 29,041      $  19,109
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                               33,956         41,098
      Intangibles amortization                                                    1,685          2,343
      Goodwill amortization                                                           -          1,473
      Equity in earnings of unconsolidated affiliates, net of
          dividends received                                                        215             (9)
      Other                                                                       1,250         (1,555)
      Changes in operating assets and liabilities:
          Trade accounts receivable                                              14,013         33,644
          Inventories                                                            (3,100)        10,918
          Special charge                                                           (347)        (3,207)
          Other assets and liabilities                                           14,684        (11,872)
                                                                               --------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        91,397         91,942

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts          (53,023)       (72,142)
Proceeds from sale of investments                                                     -          1,800
Other                                                                              (662)          (259)
                                                                               --------      ---------
NET CASH USED FOR INVESTING ACTIVITIES                                          (53,685)       (70,601)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                          -         61,100
Principal payments on long-term debt                                             (1,561)        (1,145)
Purchases of treasury stock                                                     (37,686)      (132,094)
Proceeds from stock options                                                      12,549         13,648
Other                                                                               673            739
                                                                               --------      ---------
NET CASH USED FOR FINANCING ACTIVITIES                                          (26,025)       (57,752)

Effect of exchange rate changes on cash                                           3,094           (217)
                                                                               --------      ---------
INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                                14,781        (36,628)

Cash and cash equivalents at beginning of period                                 35,095         46,948
                                                                               --------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 49,876      $  10,320
                                                                               ========      =========



See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                Accumulated
                                                                   Equity          Other
                                                    Additional    Carryover    Comprehensive
                          Outstanding     Common     Paid-in        Basis         Income       Retained      Treasury
                            Shares        Stock      Capital      Adjustment       (Loss)      Earnings        Stock       Total
                            ------        -----      -------      ----------       ------      --------        -----       -----
                                                                        (Dollars in thousands)
Balance at
 February 23, 2002         28,745,628      $461      $234,247      $(7,008)     $(100,815)     $542,878     $(466,808)    $202,955

Comprehensive income:
  Net income                       -         -             -            -              -        29,041             -        29,041
  Other comprehensive
     income (loss),
      net of tax:
    Foreign currency
     translation                   -         -             -            -          2,541             -             -         2,541
    Net loss on
     derivative
     instruments                   -         -             -            -           (675)            -             -          (675)
    Unrealized loss
     on investments                -         -             -            -            (72)            -             -           (72)
                                                                                                                          --------
Comprehensive income                                                                                                        30,835
Treasury shares
     purchased              (656,900)        -             -            -              -             -       (37,686)      (37,686)
Shares issued
   under employee
    stock purchase
    and stock
    award plans               57,154         -             -            -              -             1         1,575         1,576
Shares issued
    upon exercise
    of stock options         476,875         -           (10)           -              -          (435)       12,994        12,549
Shares issued in
    two-for-one
    stock split           28,622,757       462             -            -              -          (462)            -             -
                          ----------      ----      --------      -------      ---------      --------     ---------      --------
Balance at
 May 25, 2002             57,245,514      $923      $234,237      $(7,008)     $ (99,021)     $571,023     $(489,925)     $210,229
                          ==========      ====      ========      =======      =========      ========     =========      ========



See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation ("Holdings" or the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 25, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 22, 2003. The balance sheet at February 23, 2002 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's fiscal 2002 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.


NOTE B - COMMON STOCK SPLIT

In the first quarter of fiscal 2003, the Company's Board of Directors approved a 2-for-1 common stock split effected in the form of a stock dividend distributed on May 23, 2002 to shareholders of record on May 16, 2002. All references to common shares and per share amounts have been restated to reflect the stock split for all periods presented.


NOTE C - INVENTORIES


                                    May 25,       February 23,
                                     2002             2002
                                     ----             ----
                                     (Dollars in thousands)
Inventories consist of:
       Raw materials                $ 6,786         $12,310
       Work in progress              80,986          72,847
       Finished goods                 1,957           1,472
                                    -------         -------
                                    $89,729         $86,629
                                    =======         =======

NOTE D - LONG-TERM DEBT

                                                         May 25,      February 23,
                                                          2002           2002
                                                          ----           ----
                                                         (Dollars in thousands)
Long-term debt consists of:
       1.75% Convertible Debentures due 2021            $175,000       $175,000
       7.75% Series A Senior Notes due 2004               40,000         40,000
       7.87% Series B Senior Notes due 2007               95,000         95,000
       Interest rate swaps                                10,795         12,089
       Other                                              11,640         11,136
                                                        --------       --------
                                                         332,435        333,225
       Less current portion                                3,370          3,510
                                                        --------       --------
                                                        $329,065       $329,715
                                                        ========       ========


The Company has an unsecured revolving credit facility of $300 million expiring in June 2006 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at May 25, 2002 or February 23, 2002.


NOTE E - INCOME TAXES

The Company's effective income tax rate is greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.


NOTE F - COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 herein.

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                         May 25,       May 26,
                                                                           2002          2001
                                                                           ----          ----
                                                                   (Dollars and shares in thousands,
                                                                        except per share amounts)
Numerator:
       Net income                                                        $29,041       $19,109

Denominator:


       Weighted average shares-Basic                                      57,583        61,520

Effect of dilutive securities:
       Employee stock options and unvested restricted shares               1,678         1,152
                                                                         -------       -------
       Weighted average shares-Diluted                                    59,261        62,672
                                                                         =======       =======

Basic earnings per share                                                 $   .50       $   .31
                                                                         =======       =======

Diluted earnings per share                                               $   .49       $   .30
                                                                         =======       =======


NOTE H -- COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:


                                                                         May 25,      May 26,
                                                                           2002        2001
                                                                           ----        ----
                                                                        (Dollars in thousands)
Net income                                                               $29,041     $19,109
Other comprehensive income (loss), net of tax:
   Foreign currency translation                                            2,541      (9,764)
   Net loss on derivative instruments                                       (675)       (416)
   Unrealized loss on investments                                            (72)        ---
                                                                         -------     -------
Comprehensive income                                                     $30,835     $ 8,929
                                                                         =======     =======

NOTE I - SEGMENT INFORMATION

The Company presently has one reportable business segment, the Lottery segment, which provides online, high speed, highly secure transaction processing systems to the worldwide lottery industry. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. The "All Other" category (as reported below) is comprised of the Company's Transactive subsidiary, which provides electronic benefit transfer services over the Company's dedicated network infrastructure. The composition of the "All Other" category at May 26, 2001 has been revised to include the Company's IGI/Europrint business unit in the Lottery segment because management considers it a component of the Lottery segment.

The Company's business segment data is summarized below:


                                                     May 25,        May 26,
                                                      2002           2001
                                                     -------        -------
                                                     (Dollars in thousands)
Revenues from external sources:
         Lottery                                    $230,731       $231,090
         All other                                       681          3,875
                                                    --------       --------
         Consolidated                               $231,412       $234,965
                                                    ========       ========

Net operating profit after income taxes:
         Lottery                                    $ 31,650       $ 24,317
         All other                                       (50)          (252)
                                                    --------       --------
         Consolidated                               $ 31,600       $ 24,065
                                                    ========       ========


A reconciliation of net operating profit after income taxes to net income as reported on the Consolidated Income Statements is as follows:

                                                     May 25,        May 26,
                                                      2002           2001
                                                     -------        -------
                                                     (Dollars in thousands)
Net operating profit after income taxes              $31,600        $24,065
    Reconciling items, net of tax:
    Interest expense                                  (1,814)        (3,982)
    Other                                               (745)          (974)
                                                     -------        -------
       Net income                                    $29,041        $19,109
                                                     =======        =======

NOTE J - SPECIAL CHARGES

In fiscal 2001, the Company recorded special charges of $42.3 million in connection with certain contractual obligations and a value assessment of the Company's business operations. See Note P to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K for further information.

A summary of the special charge activity, which is included in accrued expenses in the Company's Consolidated Balance Sheets, is as follows:


                                                               Exit of Certain
                                    Worldwide     Executive        Business
                                    Workforce    Contractual    Strategies and
                                    Reduction    Obligations    Product Lines        Other        Total
                                    ---------    -----------    -------------        -----        -----
                                                                    (Dollars in thousands)
Special charges                      $13,958       $11,518         $ 8,536          $ 8,258      $ 42,270
Cash expenditures                     (6,032)       (9,965)         (4,140)          (3,289)      (23,426)
Noncash charges                          ---           ---          (4,396)          (4,017)       (8,413)
                                     -------       -------         -------          -------      --------
Balance at February 24, 2001           7,926         1,553             ---              952        10,431

Change in estimate                      (438)          (71)            ---              509           ---
Cash expenditures                     (5,880)         (678)            ---           (1,437)       (7,995)
                                     -------       -------         -------          -------      --------
Balance at February 23, 2002           1,608           804             ---               24         2,436

Cash expenditures                       (208)         (152)            ---               13          (347)
                                     -------       -------         -------          -------      --------
Balance at May 25, 2002              $ 1,400       $   652         $   ---          $    37      $  2,089
                                     =======       =======         =======          =======      ========


NOTE K - GOODWILL AND OTHER INTANGIBLE ASSETS

On February 24, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. Upon adoption, the Company discontinued the amortization of goodwill. Amortization will continue to be recorded on other intangible assets not classified as goodwill. The nonamortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Since June 30, 2001, there have been no business acquisitions. Upon adoption, net goodwill of $1.3 million was reclassified into intangible assets within the Lottery segment.

The pro forma impact of discontinuing the amortization of goodwill is presented below:


                                                          Three Months Ended
                                                          ------------------
                                                       May 25,          May 26,
                                                         2002            2001
                                                         ----            ----
                                                     (Dollars in thousands, except
                                                            per share data)
Net income as reported                                 $29,041         $19,109
   Add back amortization                                   ---           1,427
                                                       -------         -------
     Adjusted net income                               $29,041         $20,536
                                                       =======         =======

Basic earnings per share as reported                   $   .50         $   .31
   Add back amortization                                   ---             .02
                                                       -------         -------
     Adjusted earnings per share - basic               $   .50         $   .33
                                                       =======         =======

Diluted earnings per share as reported                 $   .49         $   .30
   Add back amortization                                   ---             .03
                                                       -------         -------
     Adjusted earnings per share - diluted             $   .49         $   .33
                                                       =======         =======

Intangible assets, which are included in other assets in the Company's Consolidated Balance Sheets, are comprised of the following:

                                                    As of May 25, 2002
                                 --------------------------------------------------
                                 Gross Carrying     Accumulated        Net Carrying
                                     Amount         Amortization          Amount
                                 --------------     ------------       ------------
                                                  (Dollars in thousands)
Contract based                      $22,038            $21,036           $1,002
Capitalized software                 13,255             10,283            2,972
Other                                 1,853                589            1,264
                                    -------            -------           ------
     Total intangible assets        $37,146            $31,908           $5,238
                                    =======            =======           ======

                                               As of February 23, 2002
                                 ------------------------------------------------
                                 Gross Carrying      Accumulated     Net Carrying
                                     Amount         Amortization        Amount
                                 --------------     ------------     ------------
                                                 (Dollars in thousands)

Contract based                       $22,038           $20,034          $2,004
Capitalized software                  13,255             9,667           3,588
Other                                  1,489             1,489             ---
                                     -------           -------          ------
     Total intangible assets         $36,782           $31,190          $5,592
                                     =======           =======          ======


A reconciliation of the net carrying amount of intangible assets as of February 23, 2002 to May 25, 2002 is as follows:


                                           Net Carrying
                                              Amount
                                              ------
Balance as of February 23, 2002              $ 5,592
Reclassification from goodwill, net            1,331
Amortization expense                          (1,685)
                                             -------
Balance as of May 25, 2002                   $ 5,238
                                             =======

Amortization expense for the three months ended May 25, 2002 and the fiscal year ended February 23, 2002 is as follows:


                                          Three Months        Fiscal Year
                                             Ended              Ended
                                          ------------        -----------
                                             May 25,         February 23,
                                              2002               2002
                                          ------------       ------------
                                              (Dollars in thousands)
Contract based                               $1,002             $4,007
Capitalized software                            616              4,223
Other                                            67                193
                                             ------             ------
       Total amortization                    $1,685             $8,423
                                             ======             ======


Amortization expense for the next five fiscal years is expected to be as follows (in thousands):


                Fiscal          Amortization
                 Year             Expense
                 ----             -------
                 2003              $4,733
                 2004               1,383
                 2005                 262
                 2006                 262
                 2007                 262


NOTE L - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

On December 18, 2001, Holdings (the "Parent Company") issued $175 million principal amount of 1.75% Convertible Debentures due 2021 (the "Convertible Debentures"). The Convertible Debentures are unsecured and unsubordinated obligations of the Parent Company that are jointly and severally, fully and unconditionally guaranteed by GTECH and two of its wholly-owned subsidiaries:
GTECH Rhode Island Corporation and GTECH Latin America Corporation (collectively with GTECH, the "Guarantor Subsidiaries"). Condensed consolidating financial information is presented below.

Selling, general and administrative costs and research and development costs are allocated to each subsidiary based on the ratio of the subsidiaries combined service revenue and sales of products to consolidated revenues.

The Parent Company conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only asset, an investment in GTECH. Equity in earnings of consolidated affiliates recorded by the Parent Company includes the Parent Company's 100% share of the after-tax earnings of GTECH. Taxes payable and deferred income taxes are obligations of the subsidiaries. Income tax expense related to both current and deferred income taxes are allocated to each subsidiary based on the Company's consolidated effective income tax rates.

NOTE L - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Balance Sheets
May 25, 2002


                                              Parent        Guarantor      Non-Guarantor     Eliminating
                                              Company      Subsidiaries     Subsidiaries       Entries        Consolidated
                                              -------      ------------     ------------       -------        ------------
                                                                             (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                 $     --        $ 37,985        $ 11,891         $      --         $ 49,876
   Trade accounts receivable                       --          59,100          26,031                --           85,131
   Due from subsidiaries and
     affiliates                                    --          62,367              --           (62,367)              --
   Sales-type lease receivables                    --           2,933           1,741                --            4,674
   Inventories                                     --          62,659          48,092           (21,022)          89,729
   Deferred income taxes                           --          25,264           3,057                --           28,321
   Other current assets                            --           8,286           9,821                --           18,107
                                             --------        --------        --------         ---------         --------
     Total Current Assets                          --         258,594         100,633           (83,389)         275,838

Systems, Equipment and Other
   Assets Relating to Contracts                    --         308,465         114,633           (31,891)         391,207
Investment in Subsidiaries and
   Affiliates                                 210,229          91,586              --          (301,815)              --
Goodwill                                           --          70,605          44,893                --          115,498
Other Assets                                       --          69,027          16,569                --           85,596
                                             --------        --------        --------         ---------         --------
     Total Assets                            $210,229        $798,277        $276,728         $(417,095)        $868,139
                                             ========        ========        ========         =========         ========

Liabilities and Shareholders' Equity
Current Liabilities:
   Short term borrowings                     $     --        $     --        $  2,371         $      --         $  2,371
   Accounts payable                                --          30,947           6,988                --           37,935
   Due to subsidiaries and affiliates              --              --          62,367           (62,367)              --
   Accrued expenses                                --          53,380          22,235                --           75,615
   Employee compensation                           --          17,599           5,486                --           23,085
   Advance payments from
     customers                                     --          36,706          48,657                --           85,363
   Income taxes payable                            --          46,659          17,922                --           64,581
   Current portion of long-term debt               --           1,337           2,033                --            3,370
                                             --------        --------        --------         ---------         --------
     Total Current Liabilities                     --         186,628         168,059           (62,367)         292,320

Long-Term Debt, less current
   portion                                         --         319,457           9,608                --          329,065
Other Liabilities                                  --          21,640          11,190                --           32,830
Deferred Income Taxes                              --           7,616          (3,921)               --            3,695
Shareholders' Equity                          210,229         262,936          91,792          (354,728)         210,229
                                             --------        --------        --------         ---------         --------
     Total Liabilities and
       Shareholders' Equity                  $210,229        $798,277        $276,728         $(417,095)        $868,139
                                             ========        ========        ========         =========         ========

NOTE L - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended May 25, 2002

                                         Parent       Guarantor      Non-Guarantor     Eliminating
                                         Company     Subsidiaries    Subsidiaries       Entries       Consolidated
                                         -------     ------------    ------------       -------       ------------
                                                                      (Dollars in thousands)
Revenues:
   Services                            $    --        $172,083         $51,652         $     --         $223,735
   Sales of products                        --           4,670           3,007               --            7,677
   Intercompany sales and fees              --          19,323          12,487          (31,810)              --
                                       -------        --------         -------         --------         --------
                                            --         196,076          67,146          (31,810)         231,412
Costs and expenses:
   Costs of services                        --         104,223          44,859           (2,147)         146,935
   Costs of sales                           --           3,849           2,398               --            6,247
   Intercompany cost of sales
     and fees                               --          14,341           2,092          (16,433)              --
                                       -------        --------         -------         --------         --------
                                            --         122,413          49,349          (18,580)         153,182
                                       -------        --------         -------         --------         --------

Gross profit                                --          73,663          17,797          (13,230)          78,230

Selling, general & administrative           --          17,499           5,410               --           22,909
Research and development                    --           4,966           1,536               --            6,502
                                       -------        --------         -------         --------         --------
     Operating expenses                     --          22,465           6,946               --           29,411
                                       -------        --------         -------         --------         --------

Operating income                            --          51,198          10,851          (13,230)          48,819

Other income (expense):
     Interest income                        --             354             488               --              842
     Equity in earnings of
       unconsolidated affiliates            --              76             620               --              696
     Equity in earnings of
       consolidated affiliates          29,041           7,086              --          (36,127)              --
     Other expense                          --            (505)            (86)              --             (591)
     Interest expense                       --          (2,482)           (443)              --           (2,925)
                                       -------        --------         -------         --------         --------

Income before income taxes              29,041          55,727          11,430          (49,357)          46,841

Income taxes                                --          21,176           4,343           (7,719)          17,800
                                       -------        --------         -------         --------         --------
Net income                             $29,041        $ 34,551         $ 7,087         $(41,638)        $ 29,041
                                       =======        ========         =======         ========         ========

NOTE L - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended May 26, 2001


                                         Parent       Guarantor       Non-Guarantor    Eliminating
                                         Company     Subsidiaries     Subsidiaries       Entries      Consolidated
                                         -------     ------------     ------------       -------      ------------
                                                                        (Dollars in thousands)
Revenues:
   Services                              $   ---       $155,994          $54,557         $    ---       $210,551
   Sales of products                         ---         14,341           10,073              ---         24,414
   Intercompany sales and fees               ---         45,546           12,470          (58,016)           ---
                                         -------       --------          -------         --------       --------
                                             ---        215,881           77,100          (58,016)       234,965
Costs and expenses:
   Costs of services                         ---        100,283           46,361           (2,152)       144,492
   Costs of sales                            ---         14,358            5,806             (227)        19,937
   Intercompany cost of sales
     and fees                                ---         25,869            7,870          (33,739)           ---
                                         -------       --------          -------         --------       --------
                                             ---        140,510           60,037          (36,118)       164,429
                                         -------       --------          -------         ---------      --------

Gross profit                                 ---         75,371           17,063          (21,898)        70,536

Selling, general & administrative            ---         21,440            8,130              ---         29,570
Research and development                     ---          5,533            2,100              ---          7,633
Goodwill amortization                        ---            632              841              ---          1,473
                                         -------       --------          -------         --------       --------
     Operating expenses                      ---         27,605           11,071              ---         38,676
                                         -------       --------          -------         --------       --------

Operating income                             ---         47,766            5,992          (21,898)        31,860

Other income (expense):
     Interest income                         ---          1,147              883              ---          2,030
     Equity in earnings of
       unconsolidated affiliates             ---            403              772              ---          1,175
     Equity in earnings of
       consolidated affiliates            19,109          6,036              ---          (25,145)           ---
     Other income (expense)                  ---           (531)           2,709              ---          2,178
     Interest expense                        ---         (5,802)            (620)             ---         (6,422)
                                         -------       ---------         --------        --------       --------

Income before income taxes                19,109         49,019            9,736          (47,043)        30,821

Income taxes                                 ---         18,627            3,700          (10,615)        11,712
                                         -------       --------          -------         ---------      --------

Net income                               $19,109       $ 30,392          $ 6,036         $(36,428)      $ 19,109
                                         =======       ========          =======         =========      ========

NOTE L - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Three Months Ended May 25, 2002


                                             Parent       Guarantor       Non-Guarantor    Eliminating
                                             Company     Subsidiaries      Subsidiaries      Entries       Consolidated
                                             -------     ------------      ------------      -------       ------------
                                                                           (Dollars in thousands)
Net cash provided by operating
   activities                               $    ---      $ 88,440           $ 2,640          $ 317          $ 91,397

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                   ---       (49,848)           (2,858)          (317)          (53,023)
   Other                                         ---          (662)              ---            ---              (662)
                                            --------      --------           -------          -----          ---------
Net cash used for investing
     activities                                  ---       (50,510)           (2,858)          (317)          (53,685)

Financing Activities
   Principal payments on long-term
     debt                                        ---        (1,205)             (356)           ---            (1,561)
   Purchases of treasury stock               (37,686)          ---               ---            ---           (37,686)
   Proceeds from stock options                12,549           ---               ---            ---            12,549
   Intercompany capital transactions          24,662       (24,662)              ---            ---               ---
   Other                                         475           ---               198            ---               673
                                            --------      --------           --------         -----          --------
Net cash used for financing
     activities                                  ---       (25,867)             (158)           ---           (26,025)

Effect of exchange rate changes
     on cash                                     ---            57             3,037            ---             3,094
                                            --------      ---------          --------         -----          ---------
Increase in cash and
     cash equivalents                            ---        12,120             2,661            ---            14,781
Cash and cash equivalents at
     beginning of period                         ---        25,865             9,230            ---            35,095
                                            --------      --------           -------          -----          --------
Cash and cash equivalents at end
     of period                              $    ---      $ 37,985           $11,891          $ ---          $ 49,876
                                            ========      ========           =======          =====          ========

NOTE L - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Three Months Ended May 26, 2001


                                              Parent           Guarantor         Non-Guarantor       Eliminating
                                              Company         Subsidiaries       Subsidiaries          Entries        Consolidated
                                              -------         ------------       ------------          -------        ------------
                                                                                 (Dollars in thousands)
Net cash provided by operating
   activities                                $      --          $  79,467          $  22,947          $ (10,472)        $  91,942

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                      --            (56,729)           (25,885)            10,472           (72,142)
   Proceeds from sale of investments                --                 --              1,800                 --             1,800
   Other                                            --               (137)              (122)                --              (259)
                                             ---------          ---------          ---------          ---------         ---------
Net cash used for investing
     activities                                     --            (56,866)           (24,207)            10,472           (70,601)

Financing Activities
   Net proceeds from issuance of
     long-term debt                                 --             61,100                 --                 --            61,100
   Principal payments on long-term
     debt                                           --             (1,145)                --                 --            (1,145)
   Purchases of treasury stock                (132,094)                --                 --                 --          (132,094)
   Proceeds from stock options                  13,648                 --                 --                 --            13,648
   Intercompany capital transactions           117,614           (117,614)                --                 --                --
   Other                                           832                 --                (93)                --               739
                                             ---------          ---------          ---------          ---------         ---------
Net cash used for financing
     activities                                     --            (57,659)               (93)                --           (57,752)

Effect of exchange rate changes
     on cash                                        --                255               (472)                --              (217)
                                             ---------          ---------          ---------          ---------         ---------
Decrease in cash and cash
     equivalents                                    --            (34,803)            (1,825)                --           (36,628)
Cash and cash equivalents at
     beginning of period                            --             37,068              9,880                 --            46,948
                                             ---------          ---------          ---------          ---------         ---------
Cash and cash equivalents at end
     of period                               $      --          $   2,265          $   8,055          $      --         $  10,320
                                             =========          =========          =========          =========         =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements may include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: (i) governmental regulations and other actions affecting the online lottery industry could have a negative effect on the Company's business, (ii) the Company's lottery operations are dependent upon its continued ability to retain and extend its existing contracts (including with respect to several of the Company's significant online lottery service contracts which are the subject of competitive procurement procedures over the next 9 months) and win new contracts, (iii) slow growth or declines in sales of online lottery goods and services could adversely affect the Company's future revenues and profitability,
(iv) the Company has significant foreign exchange exposure, (v) the Company is subject to the economic, political and social instability risks of doing business in foreign jurisdictions, (vi) the Company has a concentrated customer base, and the loss of any of its larger customers could harm its results, (vii) the Company's quarterly operating results may fluctuate significantly, (viii) the Company operates in a highly competitive environment, (ix) the Company is subject to substantial penalties for failure to perform under its contracts, (x) the Company may not be able to respond to technological changes or satisfy future technological demands of its customers, (xi) expansion of the gaming industry faces opposition which may limit the legalization, or expansion, of online gaming to the detriment of the Company's business, financial condition, results and prospects, (xii) the Company's business prospects and future success depend upon its ability to attract and retain qualified employees, (xiii) the Company may be subject to adverse determinations in pending legal proceedings, and (xiv) other risks and uncertainties set forth below and elsewhere in this report, in the Company's fiscal 2002 Form 10-K, and in the Company's subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.


General

The Company operates on a 52- to 53-week fiscal year ending on the last Saturday in February and fiscal 2003 ends on February 22, 2003.

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

The Company's business is highly regulated, and the competition to secure new government contracts is often intense. Awards of contracts to the Company are, from time to time, challenged by competitors. Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, the Company would not necessarily know of the existence of an investigation that might involve the Company. Because the Company's reputation for integrity is an important factor in its business dealings with lottery and other government agencies, if government authorities were to make an allegation of, or if there were to be a finding of, improper conduct on the part of or attributable to the Company in any matter, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 herein; and Part I, Item 1 - "Certain Factors That May Affect Future Performance
- Government regulations and other actions affecting the online lottery industry could have a negative effect on the Company's business", Part I, Item 3 - "Legal Proceedings" and Note F to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K, for further information concerning these matters and other contingencies.

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

Upcoming Significant Contract Rebids

A majority of the Company's revenues and cash flow is derived from its portfolio of long-term online lottery services contracts, each of which in the ordinary course of the Company's business periodically is the subject of competitive procurement or renegotiation. Through fiscal 2003 (which ends in February 2003), three of the Company's larger contracts, as measured by annual revenues, will be the subject of competitive procurements to select contractors to supply lottery goods and services upon the termination of the Company's current contracts. Among these is the National Lottery of Brazil, one of the Company's largest contracts, which accounted for 10.7% of the Company's consolidated revenues in fiscal 2002. Upon the expiration of the Company's current contract, Caixa Economica Federal ("Caixa"), the operator of Brazil's National Lottery, will attempt to handle internally some non-lottery operations currently performed by the Company under its contract and, with regard to the remaining lottery operations, is seeking to proceed with a competitive procurement process calculated to result in multiple vendors to administer Brazil's National Lottery, which is presently administered solely by the Company. This procurement process, which Caixa has indicated will result in several small procurements, is intended to begin on June 28, 2002. Caixa has indicated further that GTECH will be requested to provide lottery services in varying capacities through the end of calendar 2003 due to the scope and complexity of the transition Caixa is attempting. The Company intends to challenge the legality of Caixa's proposed procurement process. Other large contracts that will be subject to competitive procurement through fiscal 2003 include the California and Georgia lottery contracts. See Part I, Item 1 -- "Certain Factors That May Affect Future Performance" in the Company's fiscal 2002 Annual Report on Form 10-K, for further information concerning these matters.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission issued new advice regarding disclosure of critical accounting policies. In response to this advice, the Company has identified the accounting policies listed below that it believes are most critical to the Company's financial condition and results of operations, and that require management's most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note A to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K, which includes other significant accounting policies.

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

At May 25, 2002, the Company had advance payments from customers of approximately $85.4 million, including amounts received from two customers in Europe whose lottery systems are online and selling lottery tickets. The Company currently expects to record product sales related to these two customers in fiscal 2003 upon receipt of final acceptance letters.

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


Effect of New Accounting Pronouncements

On February 24, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. Upon adoption, the Company discontinued the amortization of goodwill. Amortization will continue to be recorded on other intangible assets not classified as goodwill. The nonamortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Upon adoption, net goodwill of $1.3 million was reclassified into intangible assets within the Lottery segment. Prior year net income and diluted earnings per share, excluding amortization of goodwill, was $20.5 million, or $0.33 per diluted share.


Recent Developments

In the first quarter of fiscal 2003, the Company's Board of Directors approved a 2-for-1 common stock split effected in the form of a stock dividend distributed on May 23, 2002 to shareholders of record on May 16, 2002.


Results of Operations

Revenues for the first quarter of fiscal 2003 were $231.4 million, down $3.6 million, or 1.5%, from revenues of $235.0 million in the first quarter of fiscal 2002.

Service revenues, including lottery and other services, in the fiscal 2003 first quarter were $223.7 million, up $13.1 million, or 6.3%, over service revenues of $210.6 million in the first quarter of fiscal 2002. This increase was primarily driven by a $9.8 million increase in international lottery service revenues and a $6.6 million increase in domestic lottery services revenues, partially offset by the expiration of certain electronic benefit transfer contracts.

The Company's international lottery service revenues in the first quarter of fiscal 2003 were $97.1 million, up $9.8 million, or 11.2%, over the $87.3 million recorded in the first quarter of fiscal 2002, primarily driven by several new international contracts, including Jamaica and Taiwan.

The Company's domestic lottery service revenues were $125.9 million in the first quarter of fiscal 2003, up $6.6 million, or 5.5%, over the $119.3 million recorded in the same quarter of fiscal 2002. This increase was primarily due to higher sales in states offering multi-state games.

Product sales in the first quarter of fiscal 2003 were $7.7 million, down $16.7 million from the $24.4 million of product sales in the first quarter of fiscal 2002. Product sales in the first quarter of the prior year included the sale of an instant-ticket system and online lottery system to the Company's customers in Israel and West Australia, respectively.

Gross margins on service revenues were 34.3% in the first quarter of fiscal 2003 compared to 31.4% in the first quarter of fiscal 2002, primarily due to higher domestic service revenues and new international contracts.

Gross margins on product sales of 18.6% in the first quarter of fiscal 2003 were comparable to the 18.3% in the same quarter last year.

Operating expenses in the first quarter of fiscal 2003 were $29.4 million, down $9.3 million, or 24%, when compared with the $38.7 million of operating expenses incurred in the first quarter of fiscal 2002. This decrease was primarily driven by the Company's continued focus on operating efficiency, along with the benefit of the adoption of the new accounting rule on goodwill, which eliminated approximately $1.5 million of goodwill amortization in the first quarter of the current year. As a percentage of revenues, operating expenses were 12.7% and 16.5% (15.8% adjusted for the change in goodwill accounting) during the first quarters of fiscal 2003 and 2002, respectively.

Interest expense in the first quarter of fiscal 2003 was $2.9 million, a decrease of $3.5 million, or 55%, from interest expense of $6.4 million incurred during the first quarter of the prior year. This decrease was primarily due to lower debt balances along with lower interest rates resulting from the Company's debt restructuring in the fourth quarter of fiscal 2002.

Weighted average diluted shares in the first quarter of fiscal 2003 declined 3.4 million shares to 59.3 million shares, adjusted for the two-for-one stock split, as a result of the Company's share repurchase program. The impact on the first quarter of fiscal 2003 diluted earnings per share of the lower level of weighted average shares in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 was approximately $0.03 per diluted share.


Changes in Financial Position, Liquidity and Capital Resources

During the first quarter of fiscal 2003, the Company generated $91.4 million of cash from operations, which was primarily used to fund the purchase of $53.0 million of systems, equipment and other assets relating to contracts and to repurchase $37.7 million of the Company's common stock.

Trade accounts receivable decreased by $15.3 million, from $100.4 million at February 23, 2002 to $85.1 million at May 25, 2002, primarily due to collections related to product sales recorded in the fourth quarter of fiscal 2002, along with collection of certain domestic service receivables.

Accounts payable decreased by $5.5 million, from $43.4 million at February 23, 2002 to $37.9 million at May 25, 2002, primarily due to the timing of payments to vendors.

Employee compensation decreased by $14.8 million, from $37.9 million at February 23, 2002 to $23.1 million at May 25, 2002, primarily due to the payment of fiscal 2002 management incentive compensation and employee profit sharing.

Advance payments from customers increased by $12.8 million, from $72.6 million at February 23, 2002 to $85.4 million at May 25, 2002, primarily due to advances received from customers related to product sales expected to be delivered during the second half of fiscal 2003 and the first half of fiscal 2004.

Income taxes payable increased by $10.7 million, from $53.9 million at February 23, 2002 to $64.6 million at May 25, 2002, primarily due to the timing of income tax payments.

Other liabilities increased by $4.8 million, from $28.0 million at February 23, 2002 to $32.8 million at May 25, 2002, primarily due to the deferral of revenue related to the Company's joint venture in Taiwan. See Note K to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K for further information.

At May 25, 2002, the Company's current liabilities exceeded its current assets by $16.5 million, principally due to the $85.4 million of advance payments from customers.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, the Company currently anticipates that net cash used for investing activities in fiscal 2003 will be in a range of $170 million to $180 million. The principal sources of liquidity for the Company are expected to be cash generated from operations and borrowings under the Company's credit facility. The Company's credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of May 25, 2002, there were no borrowings under the credit facility. The Company currently expects that its cash flow from operations and available borrowings under its credit facility will be sufficient for the foreseeable future to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations, to fund anticipated internal growth and to repurchase shares of the Company's common stock, from time to time, under the Company's share repurchase programs.


Off-Balance Sheet Arrangements

The Company has a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns the Company's World Headquarters facilities. The Company accounts for the Partnership using the equity method. See Note K to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K for further information.

Guarantees

The Company has guaranteed, at May 25, 2002, approximately $7.9 million, or 44%, of $17.9 million of loans made by an unrelated commercial lender to Lottery Technology Services Corporation ("LTSC"), an entity in which the Company has a 44% equity interest. LTSC provides equipment and services, supplied by the Company, to the Bank of Taipei, which holds the license to operate the Taiwan Public Welfare Lottery. The loans have a maturity date of January 2007 and the Company's guarantee expires in July 2007. See Note K to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K for further information.

At May 25, 2002, the Company has guaranteed $2.6 million of lease obligations of Times Squared Incorporated. The guarantee expires in December 2013. See Note F to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K for further information.

Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first quarter of fiscal 2003.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At May 25, 2002, after taking into consideration $135 million of interest rate swaps, the estimated fair value of the Company's $135 million of fixed rate Senior Notes approximated $138.6 million. A hypothetical 10% adverse or favorable change in interest rates applied to the fixed rate Senior Notes would not have a material effect on current earnings. An independent investment banker determined the estimated fair value amounts.

At May 25, 2002, the estimated fair value of the Company's $175 million principal amount of 1.75% Convertible Debentures approximated $221.6 million. At May 25, 2002, a hypothetical 10% increase in interest rates would reduce the estimated fair value of the Convertible Debentures to $220.0 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of the Convertible Debentures to $223.2 million. An independent investment banker determined the estimated fair value amounts.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

The Company uses various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. At May 25, 2002, the Company had interest rate swaps of $135 million, which effectively entitles the Company to exchange fixed rate payments for variable rate payments during the period June 2001 to May 2007.


Equity price risk

At May 25, 2002, the estimated fair value of the Company's $175 million principal amount of 1.75% Convertible Debentures approximated $221.6 million. At May 25, 2002, a hypothetical 10% increase in the market price of the Company's common stock would increase the estimated fair value of the Convertible Debentures to $236.9 million and a hypothetical 10% decrease in the market price of the Company's common stock would reduce the estimated fair value of the Convertible Debentures to $207.3 million. An independent investment banker determined the estimated fair value amounts.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At May 25, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $9.9 million that would be recorded in the equity section of the Company's balance sheet.

At May 25, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $2.5 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At May 25, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2003 of $9.9 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2003 anticipatory cash flows that were hedged varied throughout the first quarter of fiscal 2003, but averaged 28%.

As of May 25, 2002, the Company had contracts for the sale of foreign currency of approximately $63.9 million (primarily pounds sterling, Brazilian real, Czech koruna, and Euro) and the purchase of foreign currency of approximately $23.4 million (primarily pounds sterling and Mexican pesos).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See "Market Risk Disclosures" above.



PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As previously reported, in February 1999, the Company was sued by a Florida corporation called EIG Gaming International, Inc. ("EIG"), in the Circuit Court of the Eleventh Judicial Circuit of Florida. The Company removed the case to the U.S. District Court for the Southern District of Florida, where it was captioned EIG Gaming International, Inc. v. GTECH Corporation, Case No. 99-1808-Civ-Jordan. In its complaint, EIG alleged that it entered into a Letter of Intent with the Company pursuant to which it would assist the Company to obtain the lottery contract for Peru in return for a percentage of the lottery's receipts. EIG further contended that it secured the Peruvian contract for the Company but that the Company thereupon declined to pursue it. Plaintiff claimed damages exceeding $80 million. In November 2000, the Company moved for summary judgment. In May 2002, the court granted the Company's motion for summary judgment and entered final judgment with respect to the matter in favor of the Company.

The Company was declared the apparent successful vendor in a competitive procurement to supply a new online and instant ticket central system to Westdeutsche Gmbtt & Co. ("WestLotto") for the lottery in the German state of Nordrhein-Westfalen. A competitor protested the award with the Public Procurement Tribunal of the Regional Regulatory Authority of Munster, Germany. The tribunal found in favor of the competitor's challenge that WestLotto's procurement should have been conducted in accordance with European Union public contracting law instead of provincial contracting law. The Company has decided to appeal the tribunal's decision and is currently coordinating with WestLotto on this process.

For information respecting this and other legal proceedings, refer to Part I,
Item 1 - "Certain Factors That May Affect Future Performance," Part I, Item 3 - "Legal Proceedings" and Note F to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - The exhibits to this report are as follows:

         12.1     Computation of Ratio of Earnings to Fixed Charges


(b) Reports on Form 8-K - The Company filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter to which this report relates:

         (i) The Company filed a report on Form 8-K on February 27, 2002 concerning the issuance of $175 million of 1.75% Convertible Debentures on December 18, 2001 and filed condensed consolidating financial information as required by Rule 3-10 of Regulation S-X.

         (ii) The Company filed a report on Form 8-K on April 4, 2002 incorporating by reference a press release issued by the Company on April 4, 2002 announcing its fiscal year 2002 fourth quarter and year-end results and revising earnings guidance upward for fiscal year 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GTECH HOLDINGS CORPORATION



Date:  July 1, 2002           By   /s/ Jaymin B. Patel
                              -------------------------------------------------
                              Jaymin B. Patel, Senior Vice President and Chief
                              Financial Officer (Principal Financial Officer)



Date:  July 1, 2002           By   /s/ Robert J. Plourde
                              -------------------------------------------------
                              Robert J. Plourde, Vice President and Corporate
                              Controller (Principal Accounting Officer)