Form 10-Q
period 2002-08-24
GTECH HOLDINGS CORP
filed 2002-10-08
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 24, 2002



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

Yes  X    No
    ---      --

At September 28, 2002, there were 57,076,348 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
                                                                          ------
Item 1.  Financial Statements

         Consolidated Balance Sheets                                          3

         Consolidated Income Statements                                     4-5

         Consolidated Statements of Cash Flows                                6

         Consolidated Statements of Shareholders' Equity                      7

         Notes to Consolidated Financial Statements                        8-22

Item 2.  Management's Discussion and Analysis of Financial Condition      23-33
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          33

Item 4.  Controls and Procedures                                             33

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                34-35

Item 4.  Submission of Matters to a Vote of Security Holders                 35

Item 6.  Exhibits and Reports on Form 8-K                                    36

SIGNATURES                                                                   37

CERTIFICATIONS                                                            38-39

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                   (Unaudited)
                                                                    August 24,     February 23,
                                                                      2002            2002
                                                                    ---------       ---------
ASSETS                                                                (Dollars in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 114,906       $  35,095
  Trade accounts receivable                                            88,439         100,361
  Sales-type lease receivables                                          4,681           4,894
  Inventories                                                          99,409          86,629
  Deferred income taxes                                                28,321          28,321
  Other current assets                                                 16,022          22,730
                                                                    ---------       ---------
    TOTAL CURRENT ASSETS                                              351,778         278,030

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS             390,477         369,595

GOODWILL                                                              115,498         116,828

OTHER ASSETS                                                           88,529          89,376
                                                                    ---------       ---------
    TOTAL ASSETS                                                    $ 946,282       $ 853,829
                                                                    =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short term borrowings                                             $   2,466       $   2,358
  Accounts payable                                                     44,329          43,430
  Accrued expenses                                                     73,750          75,666
  Employee compensation                                                27,850          37,941
  Advance payments from customers                                     107,843          72,645
  Income taxes payable                                                 65,701          53,928
  Current portion of long-term debt                                     4,019           3,510
                                                                    ---------       ---------
    TOTAL CURRENT LIABILITIES                                         325,958         289,478

LONG-TERM DEBT, less current portion                                  333,657         329,715

OTHER LIABILITIES                                                      38,088          27,986

DEFERRED INCOME TAXES                                                   4,825           3,695

COMMITMENTS AND CONTINGENCIES                                              --              --

SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share--20,000,000 shares
    authorized, none issued                                                --              --
  Common Stock, par value $.01 per share--150,000,000 shares authorized, 92,296,404 and 92,297,404 shares issued;
    57,205,079 and 57,491,256 shares outstanding at August 24,
    2002 and February 23, 2002, respectively (shares adjusted
    to reflect May 2002 two-for-one stock split)                          923             461
 Additional paid-in capital                                           241,536         234,247
 Equity carryover basis adjustment                                     (7,008)         (7,008)
 Accumulated other comprehensive loss                                (108,066)       (100,815)
 Retained earnings                                                    609,138         542,878
                                                                    ---------       ---------
                                                                      736,523         669,763
 Less cost of 35,091,325 and 34,806,148 shares in treasury at
   August 24, 2002 and February 23, 2002, respectively (shares
   adjusted to reflect May 2002 two-for-one stock split)             (492,769)       (466,808)
                                                                    ---------       ---------
                                                                      243,754         202,955
                                                                    ---------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 946,282       $ 853,829
                                                                    =========       =========

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                 (Unaudited)
                                              Three Months Ended
                                           --------------------------
                                           August 24,      August 25,
                                              2002            2001
                                           ---------       ----------
                                            (Dollars in thousands,
                                           except per share amounts)
Revenues:
 Services                                  $ 211,600       $ 209,619
 Sales of products                             9,358          26,965
                                           ---------       ---------
                                             220,958         236,584

Costs and expenses:
 Costs of services                           126,942         143,592
 Costs of sales                                4,109          23,663
                                           ---------       ---------
                                             131,051         167,255
                                           ---------       ---------

Gross profit                                  89,907          69,329

Selling, general and administrative           22,901          27,081
Research and development                       7,170           8,336
Goodwill amortization                             --           1,590
                                           ---------       ---------
 Operating expenses                           30,071          37,007
                                           ---------       ---------

Operating income                              59,836          32,322

Other income (expense):
 Interest income                                 977           1,224
 Equity in earnings of unconsolidated
  affiliates                                   1,261           1,400
 Other income (expense)                        2,269          (1,685)
 Interest expense                             (2,718)         (6,429)
                                           ---------       ---------

Income before income taxes                    61,625          26,832

Income taxes                                  23,418          10,196
                                           ---------       ---------

Net income                                 $  38,207       $  16,636
                                           =========       =========

Basic earnings per share                   $    0.67       $    0.28
                                           =========       =========

Diluted earnings per share                 $    0.66       $    0.28
                                           =========       =========

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                  (Unaudited)
                                                Six Months Ended
                                           --------------------------
                                           August 24,      August 25,
                                             2002            2001
                                           ---------       ----------
                                            (Dollars in thousands,
                                           except per share amounts)
Revenues:
 Services                                  $ 435,335       $ 420,170
 Sales of products                            17,035          51,379
                                           ---------       ---------
                                             452,370         471,549

Costs and expenses:
 Costs of services                           273,877         288,084
 Costs of sales                               10,356          43,600
                                           ---------       ---------
                                             284,233         331,684
                                           ---------       ---------

Gross profit                                 168,137         139,865

Selling, general and administrative           45,810          56,651
Research and development                      13,672          15,969
Goodwill amortization                             --           3,063
                                           ---------       ---------
 Operating expenses                           59,482          75,683
                                           ---------       ---------

Operating income                             108,655          64,182

Other income (expense):
 Interest income                               1,819           3,254
 Equity in earnings of unconsolidated
  affiliates                                   1,957           2,575
 Other income                                  1,678             493
 Interest expense                             (5,643)        (12,851)
                                           ---------       ---------

Income before income taxes                   108,466          57,653

Income taxes                                  41,218          21,908
                                           ---------       ---------

Net income                                 $  67,248       $  35,745
                                           =========       =========

Basic earnings per share                   $    1.17       $    0.59
                                           =========       =========

Diluted earnings per share                 $    1.14       $    0.58
                                           =========       =========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                       (Unaudited)
                                                                     Six Months Ended
                                                                 --------------------------
                                                                 August 24,      August 25,
                                                                    2002            2001
                                                                 ---------       ----------
                                                                   (Dollars in thousands)

OPERATING ACTIVITIES
Net income                                                       $  67,248       $  35,745
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation                                                       66,619          81,277
 Intangibles amortization                                            3,369           4,630
 Goodwill amortization                                                  --           3,063
 Asset impairment charges                                               --           9,313
 Equity in earnings of unconsolidated affiliates, net of
  dividends received                                                   653            (442)
 Other                                                               2,967          (7,836)
 Changes in operating assets and liabilities:
  Trade accounts receivable                                          8,490          21,255
  Inventories                                                      (12,780)          3,978
  Special charge                                                      (618)         (4,850)
  Other assets and liabilities                                      63,705          39,729
                                                                 ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          199,653         185,862


INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating
  to contracts                                                     (88,395)       (118,096)
Investments in and advances to unconsolidated subsidiaries              --           3,187
Other                                                               (2,950)           (369)
                                                                 ---------       ---------
NET CASH USED FOR INVESTING ACTIVITIES                             (91,345)       (115,278)


FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                            --         181,000
Principal payments on long-term debt                                (3,616)       (136,255)
Purchases of treasury stock                                        (42,453)       (186,293)
Proceeds from stock options                                         14,331          32,258
Other                                                                1,504          (1,346)
                                                                 ---------       ---------
NET CASH USED FOR FINANCING ACTIVITIES                             (30,234)       (110,636)

Effect of exchange rate changes on cash                              1,737          (1,692)
                                                                 ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    79,811         (41,744)

Cash and cash equivalents at beginning of period                    35,095          46,948
                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 114,906       $   5,204
                                                                 =========       =========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                   Equity     Accumulated
                                                      Additional  Carryover      Other
                                Outstanding   Common   Paid-in      Basis    Comprehensive   Retained     Treasury
                                   Shares     Stock    Capital    Adjustment      Loss       Earnings      Stock       Total
                                   ------     -----    -------    ----------      ----       --------      -----       -----
                                                                      (Dollars in thousands)
Balance at February 23, 2002    57,491,256   $   461   $234,247   $  (7,008)  $   (100,815)  $ 542,878   $(466,808)  $ 202,955

Comprehensive income:
  Net income                            --        --         --          --             --      67,248          --      67,248
  Other comprehensive loss,
    net of tax:
    Foreign currency translation        --        --         --          --         (5,907)         --          --      (5,907)
    Net loss on derivative
    instruments                         --        --         --          --         (1,272)         --          --      (1,272)
    Unrealized loss on
    investments                         --        --         --          --            (72)         --          --         (72)
                                                                                                                     ---------
Comprehensive income                                                                                                    59,997
Treasury shares purchased       (1,492,600)       --         --          --             --          --     (42,453)    (42,453)
Shares issued under employee
  stock  purchase and stock
  award plans                      123,223        --         --          --             --         (64)      1,689       1,625
Shares issued upon exercise
  of  stock options              1,083,200        --        (10)         --             --        (462)     14,803      14,331
Tax benefits related to
  stock  award plans                    --        --      7,299          --             --          --          --       7,299
May 2002 two-for-one
  stock split                           --       462         --          --             --        (462)         --          --
                                ----------   -------   --------   ---------   ------------   ---------   ---------   ---------
Balance at August 24, 2002      57,205,079   $   923   $241,536   $  (7,008)  $   (108,066)  $ 609,138   $(492,769)  $ 243,754
                                ==========   =======   ========   =========   ============   =========   =========   =========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation ("Holdings" or the "Company"), the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 24, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 22, 2003. The balance sheet at February 23, 2002 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes thereto included in the Company's fiscal 2002 Annual Report on Form 10-K.

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


NOTE C - INVENTORIES       August 24,  February 23,
                             2002         2002
                             ----         ----
                           (Dollars in thousands)

Inventories consist of:
     Raw materials         $ 8,507      $12,310
     Work in progress       88,224       72,847
     Finished goods          2,678        1,472
                           -------      -------
                           $99,409      $86,629
                           =======      =======

NOTE D - LONG-TERM DEBT                            August 24,  February 23,
                                                      2002         2002
                                                  ----------   -----------
                                                   (Dollars in thousands)
Long-term debt consists of:
     1.75% Convertible Debentures due 2021        $  175,000   $   175,000
     7.75% Series A Senior Notes due 2004             40,000        40,000
     7.87% Series B Senior Notes due 2007             95,000        95,000
     Interest rate swaps                              17,161        12,089
     Other                                            10,515        11,136
                                                  ----------   -----------
                                                     337,676       333,225
     Less current portion                              4,019         3,510
                                                  ----------   -----------
                                                  $  333,657   $   329,715
                                                  ==========   ===========

The Company has an unsecured revolving credit facility of $300 million expiring in June 2006 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at August 24, 2002 or February 23, 2002.

On October 2, 2002, after the close of the Company's fiscal 2003 second quarter, the Company announced that it had launched an offer to purchase up to $50.0 million aggregate principal amount of its 7.75% Series A Guaranteed Senior Notes due 2004 and its 7.87% Series B Guaranteed Senior Notes due 2007 issued by GTECH Corporation in private placements in 1997. The offer expires on October 31, 2002, unless extended or earlier terminated. The Company intends to use cash on hand to fund the purchase.

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

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended               Six Months Ended
                                          -------------------              ----------------
                                       August 24,      August 25,      August 24,     August 25,
                                         2002            2001             2002           2001
                                         ----            ----             ----           ----
                                      (Dollars and shares in thousands, except per share amounts)
Numerator:
  Net income                             $38,207        $16,636          $67,248        $35,745
                                         =======        =======          =======        =======

Denominator:
  Weighted average shares-Basic           57,225         59,076           57,387         60,298

Effect of dilutive securities:
  Employee stock options and
    unvested restricted shares             1,074          1,406            1,376          1,280
                                         -------        -------          -------        -------
  Weighted average shares-Diluted         58,299         60,482           58,763         61,578
                                         =======        =======          =======        =======

Basic earnings per share                 $   .67        $   .28          $  1.17        $   .59
                                         =======        =======          =======        =======

Diluted earnings per share               $   .66        $   .28          $  1.14        $   .58
                                         =======        =======          =======        =======


NOTE H -- COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income:

                                            Three Months Ended             Six Months Ended
                                            ------------------             ----------------
                                         August 24,     August 25,     August 24,     August 25,
                                            2002           2001           2002           2001
                                          --------       --------       --------       --------
                                                          (Dollars in thousands)
Net income                                $ 38,207       $ 16,636       $ 67,248       $ 35,745

Other comprehensive loss, net of tax
  Foreign currency translation              (8,448)        (3,567)        (5,907)       (13,331)
  Net loss on derivative instruments          (597)        (1,716)        (1,272)        (2,132)
  Unrealized loss on investments                --            (36)           (72)           (36)
                                          --------       --------       --------       --------
Comprehensive income                      $ 29,162       $ 11,317       $ 59,997       $ 20,246
                                          ========       ========       ========       ========

NOTE I - SEGMENT INFORMATION

The Company presently has one reportable business segment, the Lottery segment, which provides online, high speed, highly secure transaction processing systems to the worldwide lottery industry. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. The "All Other" category (as reported below) is comprised of the Company's Transactive subsidiary, which provides electronic benefit transfer services over the Company's dedicated network infrastructure. The composition of the "All Other" category for the three months and six months ended August 25, 2001 has been revised to include the Company's IGI/Europrint business unit in the Lottery segment because management considers it a component of the Lottery segment.

The Company's business segment data is summarized below:

                                       Three Months Ended             Six Months Ended
                                       ------------------             ----------------
                                     August 24,    August 25,      August 24,    August 25,
                                       2002           2001           2002           2001
                                     --------      ---------       --------      ---------
                                                     (Dollars in thousands)
Revenues from external sources:
   Lottery                           $220,194      $ 233,585       $450,925      $ 464,675
   All other                              764          2,999          1,445          6,874
                                     --------      ---------       --------      ---------
   Consolidated                      $220,958      $ 236,584       $452,370      $ 471,549
                                     ========      =========       ========      =========

Net operating profit (loss)
  after income taxes:
   Lottery                           $ 39,378      $  21,186       $ 71,024      $  45,476
   All other                               75           (179)            29           (405)
                                     --------      ---------       --------      ---------
   Consolidated                      $ 39,453      $  21,007       $ 71,053      $  45,071
                                     ========      =========       ========      =========

A reconciliation of net operating profit after income taxes to net income as reported on the Consolidated Income Statements is as follows:

                                                Three Months Ended            Six Months Ended
                                                ------------------            ----------------
                                             August 24,     August 25,    August 24,     August 25,
                                               2002           2001           2002           2001
                                             --------       --------       --------       --------
                                                             (Dollars in thousands)

Net operating profit after income taxes      $ 39,453       $ 21,007       $ 71,053       $ 45,071
   Reconciling items, net of tax:
   Interest expense                            (1,685)        (3,986)        (3,499)        (7,968)
   Other                                          439           (385)          (306)        (1,358)
                                             --------       --------       --------       --------
     Net income                              $ 38,207       $ 16,636       $ 67,248       $ 35,745
                                             ========       ========       ========       ========


                            August 24,   February 23,
                              2002          2002
                              ----          ----
                            (Dollars in thousands)
Segment assets:
   Lottery                  $942,338      $848,162
   All other                   3,944         5,667
                            --------      --------
   Consolidated             $946,282      $853,829
                            ========      ========

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

A summary of the special charge activity, which is included in accrued expenses in the Company's Consolidated Balance Sheets, is as follows:

                                                             Exit of Certain
                                  Worldwide      Executive      Business
                                  Workforce     Contractual  Strategies and
                                  Reduction     Obligations   Product Lines    Other          Total
                                  ---------     -----------   -------------    -----          -----
                                                        (Dollars in thousands)
Special charges                   $ 13,958       $ 11,518       $ 8,536       $ 8,258       $ 42,270
Cash expenditures                   (6,032)        (9,965)       (4,140)       (3,289)       (23,426)
Noncash charges                         --             --        (4,396)       (4,017)        (8,413)
                                  --------       --------       -------       -------       --------
Balance at February 24, 2001         7,926          1,553            --           952         10,431

Change in estimate                    (438)           (71)           --           509             --
Cash expenditures                   (5,880)          (678)           --        (1,437)        (7,995)
                                  --------       --------       -------       -------       --------
Balance at February 23, 2002         1,608            804            --            24          2,436

Cash expenditures                     (391)          (251)           --            24           (618)
                                  --------       --------       -------       -------       --------
Balance at August 24, 2002        $  1,217       $    553       $    --       $    48       $  1,818
                                  ========       ========       =======       =======       ========


NOTE K - GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of this fiscal year, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires, among other things, that goodwill and certain other indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually. In connection with the adoption of the new standard, the Company determined that goodwill with a net book value of $1.3 million (within the Lottery segment) met the standards' intangible asset recognition criteria. Accordingly, this amount was reclassified into intangible assets and will continue to be amortized over its remaining useful life.

The following table presents the impact of SFAS 142 on net income and earnings per share had the standard been in effect for the three months and six months ended August 25, 2001:

                                                Three            Six
                                             Months Ended    Months Ended
                                              August 25,      August 25,
                                                 2001            2001
                                                 ----            ----
                                                (Dollars in thousands,
                                                except per share data)
Net income as reported                        $   16,636      $   35,745
 Add back amortization                             1,428           2,855
                                              ----------      ----------
   Adjusted net income                        $   18,064      $   38,600
                                              ==========      ==========

Basic earnings per share as reported          $      .28      $      .59
 Add back amortization                               .03             .05
                                              ----------      ----------
   Adjusted earnings per share - basic        $      .31      $      .64
                                              ==========      ==========

Diluted earnings per share as reported        $      .28      $      .58
 Add back amortization                               .02             .05
                                              ----------      ----------
   Adjusted earnings per share - diluted      $      .30      $      .63
                                              ==========      ==========

Intangible assets, which are included in other assets in the Company's Consolidated Balance Sheets, are comprised of the following:

                                      As of August 24, 2002
                                --------------------------------
                                 Gross                     Net
                                Carrying    Accumulated  Carrying
                                 Amount    Amortization   Amount
                                -------    ------------  --------
                                     (Dollars in thousands)
Contract based                  $22,038      $22,038      $   --
Capitalized software             13,255       10,900       2,355
Other                             1,853          654       1,199
                                -------      -------      ------
   Total intangible assets      $37,146      $33,592      $3,554
                                =======      =======      ======


                                     As of February 23, 2002
                                ---------------------------------
                                 Gross                     Net
                                Carrying    Accumulated  Carrying
                                 Amount    Amortization   Amount
                                --------   ------------  --------
                                     (Dollars in thousands)
Contract based                  $22,038      $20,034      $2,004
Capitalized software             13,255        9,667       3,588
Other                             1,489        1,489          --
                                -------      -------      ------
   Total intangible assets      $36,782      $31,190      $5,592
                                =======      =======      ======

A reconciliation of the net carrying amount of intangible assets as of February 23, 2002 to August 24, 2002 is as follows (in thousands):

                                           Net
                                        Carrying
                                         Amount
                                        --------

Balance as of February 23, 2002          $ 5,592
Reclassification from goodwill, net        1,331
Amortization expense                      (3,369)
                                         -------
Balance as of August 24, 2002            $ 3,554
                                         =======


Amortization expense for the six months ended August 24, 2002 and the fiscal year ended February 23, 2002 is as follows:

                            Six Months Ended        Fiscal Year Ended
                               August 24,              February 23,
                                  2002                    2002
                                  ----                    ----
                                     (Dollars in thousands)
Contract based                   $2,004                  $4,007
Capitalized software              1,231                   4,223
Other                               134                     193
                                 ------                  ------
     Total amortization          $3,369                  $8,423
                                 ======                  ======

Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

                                  Fiscal           Amortization
                                   Year               Expense
                                  ------           ------------
                                  2003              $    4,733
                                  2004                   1,383
                                  2005                     262
                                  2006                     262
                                  2007                     262

NOTE L - NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS 4"), "Reporting Gains and Losses from Extinguishment of Debt" and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. The standard is required to be adopted by the Company beginning on February 23, 2003 (the first day of fiscal 2004). The Company has early adopted SFAS 145 on August 25, 2002 (the first day of its fiscal 2003 third quarter) and will reclassify, in the fourth quarter of fiscal 2003, the $12.5 million ($7.8 million after-tax) extraordinary charge it recorded in the fourth quarter of the prior fiscal year into other expense in its Consolidated Income Statements.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.


NOTE M - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

Condensed Consolidating Balance Sheets
August 24, 2002

                                           Parent      Guarantor    Non-Guarantor    Eliminating
                                          Company    Subsidiaries   Subsidiaries       Entries     Consolidated
                                          -------    ------------   ------------       -------     ------------
                                                                   (Dollars in thousands)
Assets
Current Assets:
  Cash and cash equivalents               $     --      $ 98,912      $  15,994       $      --       $114,906
  Trade accounts receivable                     --        63,475         24,964              --         88,439
  Due from subsidiaries and
   affiliates                                   --        56,501             --         (56,501)            --
  Sales-type lease receivables                  --         2,865          1,816              --          4,681
  Inventories                                   --        70,358         54,449         (25,398)        99,409
  Deferred income taxes                         --        25,264          3,057              --         28,321
  Other current assets                          --         6,088          9,934              --         16,022
                                          --------      --------      ---------       ---------       --------
   Total Current Assets                         --       323,463        110,214         (81,899)       351,778

Systems, Equipment and Other
  Assets Relating to Contracts                  --       320,733         98,778         (29,034)       390,477
Investment in Subsidiaries and
  Affiliates                               243,754        63,224             --        (306,978)            --
Goodwill                                        --        70,605         44,893              --        115,498
Other Assets                                    --        72,446         16,083              --         88,529
                                          --------      --------      ---------       ---------       --------
   Total Assets                           $243,754      $850,471      $ 269,968       $(417,911)      $946,282
                                          ========      ========      =========       =========       ========


Liabilities and Shareholders' Equity
Current Liabilities:
  Short term borrowings                   $     --      $     --      $   2,466       $      --       $  2,466
  Accounts payable                              --        35,575          8,754              --         44,329
  Due to subsidiaries and affiliates            --            --         56,501         (56,501)            --
  Accrued expenses                              --        52,938         20,812              --         73,750
  Employee compensation                         --        22,589          5,261              --         27,850
  Advance payments from
   customers                                    --        47,925         59,918              --        107,843
  Income taxes payable                          --        33,328         32,373              --         65,701
  Current portion of long-term debt             --         1,337          2,682              --          4,019
                                          --------      --------      ---------       ---------       --------
   Total Current Liabilities                    --       193,692        188,767         (56,501)       325,958

Long-Term Debt, less current
  portion                                       --       325,824          7,833              --        333,657
Other Liabilities                               --        24,023         14,065              --         38,088
Deferred Income Taxes                           --         8,746         (3,921)             --          4,825
Shareholders' Equity                       243,754       298,186         63,224        (361,410)       243,754
                                          --------      --------      ---------       ---------       --------
   Total Liabilities and
     Shareholders' Equity                 $243,754      $850,471      $ 269,968       $(417,911)      $946,282
                                          ========      ========      =========       =========       ========

Condensed Consolidating Income Statements
Three Months Ended August 24, 2002

                                          Parent       Guarantor     Non-Guarantor   Eliminating
                                         Company     Subsidiaries    Subsidiaries      Entries      Consolidated
                                         -------     ------------    ------------      -------      ------------
                                                                    (Dollars in thousands)
Revenues:
  Services                               $     --      $ 159,070       $ 52,530       $      --       $ 211,600
  Sales of products                            --          5,465          3,893              --           9,358
  Intercompany sales and fees                  --         29,461         12,423         (41,884)             --
                                         --------      ---------       --------       ---------       ---------
                                               --        193,996         68,846         (41,884)        220,958
Costs and expenses:
  Costs of services                            --         90,031         40,180          (3,269)        126,942
  Costs of sales                               --          2,007          2,417            (315)          4,109
  Intercompany cost of sales
    and fees                                   --         14,443          5,195         (19,638)             --
                                         --------      ---------       --------       ---------       ---------
                                               --        106,481         47,792         (23,222)        131,051
                                         --------      ---------       --------       ---------       ---------

Gross profit                                   --         87,515         21,054         (18,662)         89,907

Selling, general & administrative              --         17,058          5,843              --          22,901
Research and development                       --          5,351          1,819              --           7,170
                                         --------      ---------       --------       ---------       ---------
   Operating expenses                          --         22,409          7,662              --          30,071
                                         --------      ---------       --------       ---------       ---------

Operating income                               --         65,106         13,392         (18,662)         59,836

Other income (expense):
   Interest income                             --            395            582              --             977
   Equity in earnings of
     unconsolidated affiliates                 --            220          1,041              --           1,261
   Equity in earnings of
     consolidated affiliates               38,207         11,144             --         (49,351)             --
   Other income (expense)                      --         (1,166)         3,435              --           2,269
   Interest expense                            --         (2,242)          (476)             --          (2,718)
                                         --------      ---------       --------       ---------       ---------


Income before income taxes                 38,207         73,457         17,974         (68,013)         61,625

Income taxes                                   --         27,914          6,831         (11,327)         23,418
                                         --------      ---------       --------       ---------       ---------

Net income                               $ 38,207      $  45,543       $ 11,143       $ (56,686)      $  38,207
                                         ========      =========       ========       =========       =========

NOTE M - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Six Months Ended August 24, 2002

                                         Parent       Guarantor      Non-Guarantor    Eliminating
                                         Company     Subsidiaries    Subsidiaries       Entries      Consolidated
                                         -------     ------------    ------------       -------      ------------
                                                               (Dollars in thousands)
Revenues:
  Services                               $     --      $ 331,153       $ 104,182       $      --       $ 435,335
  Sales of products                            --         10,135           6,900              --          17,035
  Intercompany sales and fees                  --         48,784          24,910         (73,694)             --
                                         --------      ---------       ---------       ---------       ---------
                                               --        390,072         135,992         (73,694)        452,370
Costs and expenses:
  Costs of services                            --        194,254          85,039          (5,416)        273,877
  Costs of sales                               --          5,856           4,815            (315)         10,356
  Intercompany cost of sales
    and fees                                   --         28,784           7,287         (36,071)             --
                                         --------      ---------       ---------       ---------       ---------
                                               --        228,894          97,141         (41,802)        284,233
                                         --------      ---------       ---------       ---------       ---------

Gross profit                                   --        161,178          38,851         (31,892)        168,137

Selling, general & administrative              --         34,557          11,253              --          45,810
Research and development                       --         10,317           3,355              --          13,672
                                         --------      ---------       ---------       ---------       ---------
   Operating expenses                          --         44,874          14,608              --          59,482
                                         --------      ---------       ---------       ---------       ---------

Operating income                               --        116,304          24,243         (31,892)        108,655

Other income (expense):
   Interest income                             --            749           1,070              --           1,819
   Equity in earnings of
     unconsolidated affiliates                 --            296           1,661              --           1,957
   Equity in earnings of
     consolidated affiliates               67,248         18,230              --         (85,478)             --
   Other income (expense)                      --         (1,671)          3,349              --           1,678
   Interest expense                            --         (4,724)           (919)             --          (5,643)
                                         --------      ---------       ---------       ---------       ---------


Income before income taxes                 67,248        129,184          29,404        (117,370)        108,466

Income taxes                                   --         49,090          11,174         (19,046)         41,218
                                         --------      ---------       ---------       ---------       ---------

Net income                               $ 67,248      $  80,094       $  18,230       $ (98,324)      $  67,248
                                         ========      =========       =========       =========       =========

Condensed Consolidating Income Statements
Three Months Ended August 25, 2001

                                           Parent       Guarantor    Non-Guarantor   Eliminating
                                          Company     Subsidiaries   Subsidiaries      Entries      Consolidated
                                         --------     ------------   ------------    -----------    ------------
                                                                (Dollars in thousands)
Revenues:
  Services                               $     --      $ 160,154       $ 49,465       $      --       $ 209,619
  Sales of products                            --         23,253          3,738             (26)         26,965
  Intercompany sales and fees                  --         16,941         23,000         (39,941)             --
                                         --------      ---------       --------       ---------       ---------
                                               --        200,348         76,203         (39,967)        236,584
Costs and expenses:
  Costs of services                            --        102,093         44,179          (2,680)        143,592
  Costs of sales                               --         21,008          2,739             (84)         23,663
  Intercompany cost of sales
    and fees                                   --         20,254         10,345         (30,599)             --
                                         --------      ---------       --------       ---------       ---------
                                               --        143,355         57,263         (33,363)        167,255
                                         --------      ---------       --------       ---------       ---------

Gross profit                                   --         56,993         18,940          (6,604)         69,329

Selling, general & administrative              --         21,059          6,022              --          27,081
Research and development                       --          6,441          1,895              --           8,336
Goodwill amortization                          --            633            957              --           1,590
                                         --------      ---------       --------       ---------       ---------
   Operating expenses                          --         28,133          8,874              --          37,007
                                         --------      ---------       --------       ---------       ---------

Operating income                               --         28,860         10,066          (6,604)         32,322

Other income (expense):
   Interest income                             --            281            943              --           1,224
   Equity in earnings of
     unconsolidated affiliates                 --            136          1,264              --           1,400
   Equity in earnings of
     consolidated affiliates               16,636          9,342             --         (25,978)             --
   Other income (expense)                      --         (5,096)         3,411              --          (1,685)
   Interest expense                            --         (5,813)          (616)             --          (6,429)
                                         --------      ---------       --------       ---------       ---------

Income before income taxes                 16,636         27,710         15,068         (32,582)         26,832

Income taxes                                   --         10,530          5,726          (6,060)         10,196
                                         --------      ---------       --------       ---------       ---------

Net income                               $ 16,636      $  17,180       $  9,342       $ (26,522)      $  16,636
                                         ========      =========       ========       =========       =========

Condensed Consolidating Income Statements
Six Months Ended August 25, 2001

                                          Parent      Guarantor       Non-Guarantor   Eliminating
                                         Company     Subsidiaries     Subsidiaries      Entries      Consolidated
                                         -------     ------------     ------------      -------      ------------
                                                                    (Dollars in thousands)
Revenues:
  Services                               $     --      $ 316,148       $ 104,022       $      --       $ 420,170
  Sales of products                            --         37,594          13,811             (26)         51,379
  Intercompany sales and fees                  --         62,487          35,470         (97,957)             --
                                         --------      ---------       ---------       ---------       ---------
                                               --        416,229         153,303         (97,983)        471,549
Costs and expenses:
  Costs of services                            --        202,376          90,540          (4,832)        288,084
  Costs of sales                               --         35,366           8,545            (311)         43,600
  Intercompany cost of sales
    and fees                                   --         46,123          18,215         (64,338)             --
                                         --------      ---------       ---------       ---------       ---------
                                               --        283,865         117,300         (69,481)        331,684
                                         --------      ---------       ---------       ---------       ---------

Gross profit                                   --        132,364          36,003         (28,502)        139,865

Selling, general & administrative              --         42,499          14,152              --          56,651
Research and development                       --         11,974           3,995              --          15,969
Goodwill amortization                          --          1,265           1,798              --           3,063
                                         --------      ---------       ---------       ---------       ---------
   Operating expenses                          --         55,738          19,945              --          75,683
                                         --------      ---------       ---------       ---------       ---------

Operating income                               --         76,626          16,058         (28,502)         64,182

Other income (expense):
   Interest income                             --          1,428           1,826              --           3,254
   Equity in earnings of
     unconsolidated affiliates                 --            539           2,036              --           2,575
   Equity in earnings of
     consolidated affiliates               35,745         15,378              --         (51,123)             --
   Other income (expense)                      --         (5,627)          6,120              --             493
   Interest expense                            --        (11,615)         (1,236)             --         (12,851)
                                         --------      ---------       ---------       ---------       ---------

Income before income taxes                 35,745         76,729          24,804         (79,625)         57,653

Income taxes                                   --         29,157           9,426         (16,675)         21,908
                                         --------      ---------       ---------       ---------       ---------

Net income                               $ 35,745      $  47,572       $  15,378       $ (62,950)      $  35,745
                                         ========      =========       =========       =========       =========

Condensed Consolidating Statements of Cash Flows
Six Months Ended August 24, 2002

                                           Parent      Guarantor      Non-Guarantor  Eliminating
                                          Company     Subsidiaries    Subsidiaries     Entries      Consolidated
                                          -------     ------------    ------------     -------      ------------
                                                                         (Dollars in thousands)
Net cash provided by operating
  activities                             $     --       $ 189,637       $  9,849          $ 167       $ 199,653

Investing Activities
  Purchases of systems, equipment
   and other assets relating to
   contracts                                   --         (82,259)        (5,969)          (167)        (88,395)
  Other                                        --          (2,950)            --             --          (2,950)
                                         --------       ---------       --------          -----       ---------
Net cash used for investing
   activities                                  --         (85,209)        (5,969)          (167)        (91,345)

Financing Activities
  Principal payments on long-term
   debt                                        --          (2,186)        (1,430)            --          (3,616)
  Purchases of treasury stock             (42,453)             --             --             --         (42,453)
  Proceeds from stock options              14,331              --             --             --          14,331
  Intercompany capital transactions        27,647         (27,647)            --             --              --
  Other                                       475            (120)         1,149             --           1,504
                                         --------       ---------       --------          -----       ---------
Net cash used for financing
   activities                                  --         (29,953)          (281)            --         (30,234)

Effect of exchange rate changes
   on cash                                     --          (1,428)         3,165             --           1,737
                                         --------       ---------       --------          -----       ---------
Increase in cash and
   cash equivalents                            --          73,047          6,764             --          79,811
Cash and cash equivalents at
   beginning of period                         --          25,865          9,230             --          35,095
                                         --------       ---------       --------          -----       ---------
Cash and cash equivalents at end
   of period                             $     --       $  98,912       $ 15,994          $  --       $ 114,906
                                         ========       =========       ========          =====       =========

Condensed Consolidating Statements of Cash Flows
Six Months Ended August 25, 2001

                                           Parent       Guarantor      Non-Guarantor   Eliminating
                                          Company      Subsidiaries    Subsidiaries      Entries     Consolidated
                                          -------      ------------    ------------      -------     ------------
                                                                     (Dollars in thousands)
Net cash provided by operating
  activities                             $      --       $ 169,827       $ 27,187       $(11,152)      $ 185,862

Investing Activities
  Purchases of systems, equipment
   and other assets relating to
   contracts                                    --         (94,783)       (34,465)        11,152        (118,096)
  Investments in and advances to
   unconsolidated subsidiaries                  --              --          3,187             --           3,187
  Other                                         --          (1,830)         1,461             --            (369)
                                         ---------       ---------       --------       --------       ---------
Net cash used for investing
   activities                                   --         (96,613)       (29,817)        11,152        (115,278)

Financing Activities
  Net proceeds from issuance of
   long-term debt                               --         181,000             --             --         181,000
  Principal payments on long-term
   debt                                         --        (135,340)          (915)            --        (136,255)
  Purchases of treasury stock             (186,293)             --             --             --        (186,293)
  Proceeds from stock options               32,258              --             --             --          32,258
  Intercompany capital transactions        153,203        (153,203)            --             --              --
  Other                                        832          (1,451)          (727)            --          (1,346)
                                         ---------       ---------       --------       --------       ---------
Net cash used for financing
   activities                                   --        (108,994)        (1,642)            --        (110,636)

Effect of exchange rate changes
   on cash                                      --            (508)        (1,184)            --          (1,692)
                                         ---------       ---------       --------       --------       ---------
Decrease in cash and cash
   equivalents                                  --         (36,288)        (5,456)            --         (41,744)
Cash and cash equivalents at
   beginning of period                          --          37,068          9,880             --          46,948
                                         ---------       ---------       --------       --------       ---------
Cash and cash equivalents at end
   of period                             $      --       $     780       $  4,424       $     --       $   5,204
                                         =========       =========       ========       ========       =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements may include, without limitation, statements relating to (i) the future prospects for and stability of the lottery industry and other businesses in which the Company is engaged or expects to be engaged, (ii) the future operating and financial performance of the Company, (iii) the ability of the Company to retain existing business and to obtain and retain new business, and (iv) the results and effects of legal proceedings and investigations. Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: (i) governmental regulations and other actions affecting the online lottery industry could have a negative effect on the Company's business, (ii) the Company's lottery operations are dependent upon its continued ability to retain and extend its existing contracts (including with respect to several of the Company's significant online lottery service contracts which are the subject of competitive procurement procedures over the next 6 months) and win new contracts, (iii) slow growth or declines in sales of online lottery goods and services could adversely affect the Company's future revenues and profitability,
(iv) the Company has significant foreign exchange exposure, (v) the Company is subject to the economic, political and social instability risks of doing business in foreign jurisdictions, (vi) the Company has a concentrated customer base, and the loss of any of its larger customers could harm its results, (vii) the Company's quarterly operating results may fluctuate significantly, (viii) the Company operates in a highly competitive environment, (ix) the Company is subject to substantial penalties for failure to perform under its contracts, (x) the Company may not be able to respond to technological changes or satisfy future technological demands of its customers, (xi) expansion of the gaming industry faces opposition which may limit the legalization, or expansion, of online gaming to the detriment of the Company's business, financial condition, results and prospects, (xii) the Company's business prospects and future success depend upon its ability to attract and retain qualified employees, (xiii) the Company may be subject to adverse determinations in pending legal proceedings, and (xiv) other risks and uncertainties set forth below and elsewhere in this report, in the Company's fiscal 2002 Form 10-K, and in the Company's subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.

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

The Company has taken steps to broaden its offerings of high-volume transaction processing services outside of its core business of providing online lottery services. For example, the Company's networks in Brazil and Chile currently process bill payments and other commercial service transactions.

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


Upcoming Significant Contract Rebids

A majority of the Company's revenues and cash flow is derived from its portfolio of long-term online lottery services contracts, each of which in the ordinary course of the Company's business periodically is the subject of competitive procurement or renegotiation. Through fiscal 2003 (which ends in February 2003), the National Lottery of Brazil and Georgia, two of the Company's five largest contracts, as measured by annual revenues, will be the subject of competitive procurements to select contractors to supply lottery goods and services upon the termination of the Company's current contracts.

Upon the expiration of the Company's current contract, Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, will attempt to handle internally some non-lottery operations currently performed by the Company under its contract and, with regard to the remaining lottery operations, is seeking to proceed with a competitive procurement process calculated to result in multiple vendors to administer Brazil's National Lottery, which is presently administered solely by the Company. On July 24, 2002, CEF published four Requests for Proposals in connection with this procurement process, the validity of which the Company is challenging in court. See Part II, Item 1 - "Legal Proceedings". CEF has indicated further that GTECH will be requested to provide lottery services in varying capacities for some period beyond the current term of the contract due to the scope and complexity of the transition CEF is attempting.

In addition, the California lottery contract, which was the Company's fourth largest contract in fiscal 2002 (based on annual revenues), expires in October 2003. Following a competitive procurement process, on October 4, 2002, the Company entered into a facilities management agreement to provide online lottery technology, equipment and services to the California Lottery for a period of six years beginning on October 14, 2003, with four additional one year options to extend at the discretion of the California Lottery. After the exercise of any extension options, the agreement will remain in effect until either party gives notice of termination at least two years in advance.


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

REVENUE RECOGNITION

The Company recognizes service revenues as the services are performed. Liquidated damages (which equaled 0.32% of the Company's total revenues in the first six months of fiscal 2003 and 0.14%, 0.47% and 0.56% of the Company's total revenues in fiscal 2002, 2001 and 2000, respectively) are recorded as a reduction in revenue in the period in which it is determined that they are probable and estimable. Revenues from product sales or sales-type leases are recognized when installation is complete and the customer accepts the product (when acceptance is a stipulated contractual term). In those instances where the Company is not responsible for installation, revenue is recognized when the product is shipped. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

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

At August 24, 2002, the Company had advance payments from customers of approximately $107.8 million, including amounts received from two customers in Europe whose lottery systems are online and selling lottery tickets. The Company currently expects to record product sales related to these two customers in fiscal 2003 upon receipt of final customer acceptance letters.

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


Effect of New Accounting Pronouncements

During the first quarter of this fiscal year, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires, among other things, that goodwill and certain other indefinite-lived intangible assets no longer be amortized, but instead tested for impairment at least annually. In connection with the adoption of the new standard, the Company determined that goodwill with a net book value of $1.3 million (within the Lottery segment) met the standards' intangible asset recognition criteria. Accordingly, this amount was reclassified into intangible assets and will continue to be amortized over its remaining useful life. Prior year net income and diluted earnings per share for the six-months ended August 25, 2001, excluding amortization of goodwill, was $38.6 million, or $0.63 per diluted share.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS 4"), "Reporting Gains and Losses from Extinguishment of Debt" and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. The standard is required to be adopted by the Company beginning on February 23, 2003 (the first day of fiscal 2004). The Company has early adopted SFAS 145 on August 25, 2002 (the first day of its fiscal 2003 third quarter) and will reclassify, in the fourth quarter of fiscal 2003, the $12.5 million ($7.8 million after-tax) extraordinary charge it recorded in the fourth quarter of the prior fiscal year into other expense in its Consolidated Income Statements.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.


Results of Operations

Second Quarter

Revenues for the second quarter of fiscal 2003 were $221.0 million, down $15.6 million, or 6.6%, from revenues of $236.6 million in the second quarter of fiscal 2002.

Service revenues, including lottery and other services, in the fiscal 2003 second quarter were $211.6 million, up $2.0 million, or 0.9%, over service revenues of $209.6 million in the second quarter of fiscal 2002. This increase was primarily driven by a $9.1 million increase in international lottery service revenues, partially offset by a $5.1 million decrease in domestic lottery services revenues and the expiration of certain electronic benefit transfer contracts.

The Company's international lottery service revenues in the second quarter of fiscal 2003 were $90.0 million, up $9.1 million, or 11.3%, over the $80.8 million recorded in the second quarter of fiscal 2002, primarily driven by several new international contracts, including Jamaica and Taiwan, partially offset by the weakening of the Brazilian real against the U.S. dollar. Had last year's average exchange rates prevailed throughout the most recent quarter, the Company estimates that service revenues would have increased by approximately 3% compared to the second quarter of last year. International lottery service revenues include approximately $12 million from commercial transaction processing services, primarily in Brazil.

The Company's domestic lottery service revenues were $121.0 million in the second quarter of fiscal 2003, down $5.1 million, or 4.0%, from the $126.1 million recorded in the same quarter of fiscal 2002. This decrease was primarily due to lower jackpot activity and contractual rate changes.

Product sales in the second quarter of fiscal 2003 were $9.4 million, down $17.6 million from the $27.0 million of product sales in the second quarter of fiscal 2002. Product sales in the second quarter of the prior year included sales of terminals and software to our customer in the United Kingdom and the sale of terminals to our customer in New South Wales, Australia.

Gross margins on service revenues improved from 31.5% in the second quarter of fiscal 2002 to 40.0% in the second quarter of fiscal 2003, primarily driven by new contracts that generated incrementally higher gross margins, lower depreciation (principally related to contract extensions and fully depreciated assets associated with existing contracts), and improved operational and service delivery efficiencies.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales in the second quarter of fiscal 2003 were 56.1% compared to 12.2% in the same period last year. Product sales in the second quarter of fiscal 2003 were primarily composed of component sales that typically carry higher gross margins than terminals or turnkey system sales. In addition, prior year product margins were adversely impacted by inventory reserves recorded in connection with a product sale contract with a customer in Italy.

Operating expenses in the second quarter of fiscal 2003 were $30.1 million, down $6.9 million, or 18.7%, when compared with the $37.0 million of operating expenses incurred in the second quarter of fiscal 2002. This decrease was primarily driven by the Company's continued execution of cost savings initiatives and emphasis on improving efficiencies, along with the benefit of the adoption of the new accounting rule on goodwill, which eliminated approximately $1.4 million of goodwill amortization in the second quarter of the current year. These declines in operating expenses were partially offset by the cost of contractual obligations associated with the departure in August 2002 of the Company's former President and Chief Executive Officer. As a percentage of revenues, operating expenses were 13.6% and 15.6% (15.0% adjusted for the change in goodwill accounting) during the second quarters of fiscal 2003 and 2002, respectively.

Other income of $2.3 million in the second quarter of fiscal 2003 was primarily comprised of foreign exchange gains associated with the Company's foreign exchange management program designed to protect future cash flows. Other expense of $1.7 million in the second quarter of fiscal 2002 was primarily comprised of the write-off of the Company's $9.3 million cost method investment in the common stock of an Internet security developer, partially offset by a $3.9 million gain on the sale of a majority interest in the Company's subsidiary in the Czech Republic, which owns certain lottery assets, along with $2.1 million of the amortization of the gain on the Company's April 1998 sale of its 22.5% interest in Camelot Group plc ("Camelot"), which was being amortized over the remaining period of Camelot's first operating license, which expired in September 2001, and $1.6 million of foreign exchange gains from hedging contracts.

Interest expense in the second quarter of fiscal 2003 was $2.7 million, down $3.7 million, or 57.7%, from interest expense of $6.4 million incurred during the second quarter of the prior year. This decrease was primarily due to lower debt balances along with lower interest rates resulting from the Company's debt restructuring in the fourth quarter of fiscal 2002.

Weighted average diluted shares in the second quarter of fiscal 2003 declined
2.2 million shares to 58.3 million shares, adjusted for the two-for-one stock split, as a result of the Company's share repurchase programs. The impact on diluted earnings per share of the lower level of weighted average shares in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 was approximately $0.03 per diluted share.


Year to Date

Revenues for the first six months of fiscal 2003 were $452.4 million, down $19.1 million, or 4.1%, from revenues of $471.5 million in the first six months of fiscal 2002.

Service revenues, including lottery and other services, in the first six months of fiscal 2003 were $435.3 million, up $15.2 million, or 3.6%, over service revenues of $420.2 million in the first six months of fiscal 2002. This increase was primarily driven by a $19.0 million increase in international lottery service revenues and a $1.5 million increase in domestic lottery services revenues, partially offset by the expiration of certain electronic benefit transfer contracts.

The Company's international lottery service revenues in the first six months of fiscal 2003 were $187.1 million, up $19.0 million, or 11.3%, over the $168.1 million recorded in the first six months of fiscal 2002, primarily driven by several new international contracts, including Jamaica and Taiwan, partially offset by the weakening of the Brazilian real against the U.S. dollar. Had last year's average exchange rates prevailed throughout the first six months of fiscal 2003, the Company estimates that service revenues would have increased by approximately 5.1% compared to the same period last year.

The Company's domestic lottery service revenues were $246.9 million in the first six months of fiscal 2003, up $1.5 million, or 0.6%, over the $245.4 million recorded in the same period of fiscal 2002. This increase was primarily due to higher lottery sales generated by a number of the Company's existing domestic customers, including Texas and New York, partially offset by lower jackpot activity in the Powerball states along with contractual rate changes.

Product sales in the first six months of fiscal 2003 were $17.0 million, down $34.4 million from the $51.4 million of product sales in the first six months of fiscal 2002. Product sales in the first six months of the prior year included the sale of terminals and software to our customer in the United Kingdom.

Gross margins on service revenues improved from 31.4% in the first six months of fiscal 2002 to 37.1% in the first six months of fiscal 2003, primarily driven by new contracts that generated incrementally higher gross margins, lower depreciation (principally related to contract extensions and fully depreciated assets associated with existing contracts), and improved operational and service delivery efficiencies.

Gross margins on product sales fluctuate depending on the mix, volume and timing of product sales contracts. Gross margins on product sales in the first six months of fiscal 2003 were 39.2% compared to 15.1% in the same period last year. Prior year product margins were adversely impacted by inventory reserves recorded in connection with a product sale contract with a customer in Italy.

Operating expenses in the first six months of fiscal 2003 were $59.5 million, down $16.2 million, or 21.4%, when compared with the $75.7 million of operating expenses incurred in the first six months of fiscal 2002. This decrease was primarily driven by the Company's continued execution of cost saving initiatives and emphasis on improving efficiencies, along with the benefit of the adoption of the new accounting rule on goodwill, which eliminated approximately $2.9 million of goodwill amortization in the first six months of the current year. These declines in operating expenses were partially offset by the cost of contractual obligations associated with the departure in August 2002 of the Company's former President and Chief Executive Officer. As a percentage of revenues, operating expenses were 13.1% and 16.0% (15.4% adjusted for the change in goodwill accounting) during the first six months of fiscal 2003 and 2002, respectively.

Other income of $1.7 million in the second quarter of fiscal 2003 was primarily comprised of foreign exchange gains associated with the Company's foreign exchange management program designed to protect future cash flows. Other income of $0.5 million in the first six months of fiscal 2002 was primarily comprised of a $3.9 million gain on the sale of a majority interest in the Company's subsidiary in the Czech Republic, which owns certain lottery assets, the amortization of the gain on the sale of the Company's interest in Camelot, and $1.8 million of foreign exchange gains from hedging contracts. This was partially offset by the write-off of the Company's $9.3 million cost method investment in the common stock of an Internet security developer.

Interest expense in the first six months of fiscal 2003 was $5.6 million, down $7.3 million, or 56.1%, from interest expense of $12.9 million incurred during the first six months of the prior year. This decrease was primarily due to lower debt balances along with lower interest rates resulting from the Company's debt restructuring in the fourth quarter of fiscal 2002.

Weighted average diluted shares in the first six months of fiscal 2003 declined
2.8 million shares to 58.8 million shares, adjusted for the two-for-one stock split, as a result of the Company's share repurchase programs. The impact on diluted earnings per share of the lower level of weighted average shares in the first six months of fiscal 2003 as compared to the same period of fiscal 2002 was approximately $0.05 per diluted share.

Recent Developments

On October 2, 2002, after the close of the Company's fiscal 2003 second quarter, the Company announced that it had launched an offer to purchase up to $50.0 million aggregate principal amount of its 7.75% Series A Guaranteed Senior Notes due 2004 and its 7.87% Series B Guaranteed Senior Notes due 2007 issued by GTECH Corporation in private placements in 1997. The offer expires on October 31, 2002, unless extended or earlier terminated. The Company intends to use cash on hand to fund the purchase.

Changes in Financial Position, Liquidity and Capital Resources

During the first six months of fiscal 2003, the Company generated $199.7 million of cash from operations, which was primarily used to fund the purchase of $88.4 million of systems, equipment and other assets relating to contracts and to repurchase $42.5 million of the Company's common stock. At August 24, 2002, the Company had $114.9 million of cash and cash equivalents on hand, of which approximately 78% was invested with two financial institutions.

Trade accounts receivable decreased by $12.0 million, from $100.4 million at February 23, 2002 to $88.4 million at August 24, 2002, primarily due to collections related to product sales recorded in fiscal 2002, along with the collection of certain domestic service receivables.

Inventories increased by $12.8 million, from $86.6 million at February 23, 2002 to $99.4 million at August 24, 2002, primarily due to spending related to product sales expected to be delivered during fiscal 2004.

Other current assets decreased by $6.7 million, from $22.7 million at February 23, 2002 to $16.0 million at August 24, 2002. The February 23, 2002 balance included $5.9 million of prepaid inventory that was shipped to the Company during the first half of this fiscal year.

Employee compensation decreased by $10.0 million, from $37.9 million at February 23, 2002 to $27.9 million at August 24, 2002, primarily due to the payment of fiscal 2002 management incentive compensation and employee profit sharing.

Advance payments from customers increased by $35.2 million, from $72.6 million at February 23, 2002 to $107.8 million at August 24, 2002, primarily due to advances received from customers related to product sales expected to be delivered during the second half of fiscal 2003 and during fiscal 2004.

Income taxes payable increased by $11.8 million, from $53.9 million at February 23, 2002 to $65.7 million at August 24, 2002, primarily due to the timing of income tax payments, partially offset by tax benefits from the exercise of stock options and restricted stock.

Other liabilities increased by $10.1 million, from $28.0 million at February 23, 2002 to $38.1 million at August 24, 2002, primarily due to the deferral of revenue related to the Company's joint venture in Taiwan. See "Guarantees" below and Note K to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K for further information.

The Company's business is capital-intensive. Although it is not possible to estimate precisely, the Company currently anticipates that net cash used for investing activities in fiscal 2003 will be in a range of $170 million to $180 million. The principal sources of liquidity for the Company are expected to be existing cash balances, along with cash generated from operations and borrowings under the Company's credit facility. The Company's credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of August 24, 2002, there were no borrowings under the credit facility. The Company currently expects that its cash flow from operations and available borrowings under its credit facility will be sufficient for the foreseeable future to fund its anticipated working capital and ordinary capital expenditure needs, to service its debt obligations, to fund anticipated internal growth and to repurchase shares of the Company's common stock, from time to time, under the Company's share repurchase programs.

Off-Balance Sheet Arrangements

The Company has a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns the Company's World Headquarters facilities and leases them to the Company. The general partner of the Partnership is an unrelated third party. The Company accounts for the Partnership using the equity method. The following is a summary of certain unaudited financial information of the Partnership, along with the results of operations at August 24, 2002, used as the basis for applying the equity method of accounting (in thousands):

                                                (Unaudited)
                                                -----------
                         AUGUST 24, 2002
                         EARNINGS DATA:
                          Net loss                $  (427)
                         BALANCE SHEET DATA:
                          Assets                  $17,375
                          Liabilities              27,099

The Company made lease payments of $0.1 million to the Partnership in the first six months of fiscal 2003, which is included in selling, general and administrative expense in the Company's Consolidated Income Statements. See Note K to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K for further information.


Guarantees

The Company has guaranteed, at August 24, 2002, approximately $5.8 million, or 44%, of $13.3 million of loans made by an unrelated commercial lender to Lottery Technology Services Corporation ("LTSC"). The loans have a maturity date of January 2007 and the Company's guarantee expires in July 2007. The Company has a 44% interest in Lottery Technology Services Investment Corporation ("LTSIC"), which is accounted for using the equity method. LTSIC's wholly owned subsidiary, LTSC, provides equipment and services, supplied by the Company, to the Bank of Taipei, which holds the license to operate the Taiwan Public Welfare Lottery. The Company is recognizing 56% of product sales and service revenue from LTSC. The remaining 44% of product sales and service revenue has been deferred and is included in other liabilities in the Company's Consolidated Balance Sheets at August 24, 2002 and February 23, 2002. Sales of products and services to LTSC were $3.8 million during the first six months of fiscal 2003. See Notes F and K to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K for further information.

At August 24, 2002, the Company has guaranteed $2.6 million of lease obligations of Times Squared Incorporated. The guarantee expires in December 2013. See Note F to the Consolidated Financial Statements in the Company's fiscal 2002 Annual Report on Form 10-K for further information.


Market Risk Disclosures

The primary market risk inherent in the Company's financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. The Company's exposure to commodity price changes is not considered material and is managed through its procurement and sales practices. The Company did not own any marketable equity securities during the first six months of fiscal 2003.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of the Company's total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At August 24, 2002, after taking into consideration $135 million of interest rate swaps, the estimated fair value of the Company's $135 million of fixed rate Senior Notes approximated $134.1 million. A hypothetical 10% adverse or favorable change in interest rates applied to the fixed rate Senior Notes would not have a material effect on current earnings. An independent investment banker determined the estimated fair value amounts.

At August 24, 2002, the estimated fair value of the Company's $175 million principal amount of 1.75% Convertible Debentures approximated $180.6 million. At August 24, 2002, a hypothetical 10% increase in interest rates would reduce the estimated fair value of the Convertible Debentures to $178.5 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of the Convertible Debentures to $182.6 million. An independent investment banker determined the estimated fair value amounts.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

The Company uses various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. At August 24, 2002, the Company had interest rate swap agreements in place on $135 million of its fixed rate Series A and Series B Senior Notes, which effectively entitles the Company to exchange fixed rate payments for variable rate payments during the period June 2001 to May 2007.


Equity price risk

At August 24, 2002, the estimated fair value of the Company's $175 million principal amount of 1.75% Convertible Debentures was $180.6 million. At August 24, 2002, a hypothetical 10% increase in the market price of the Company's common stock would increase the estimated fair value of the Convertible Debentures to $186.9 million and a hypothetical 10% decrease in the market price of the Company's common stock would reduce the estimated fair value of the Convertible Debentures to $175.4 million. An independent investment banker determined the estimated fair value amounts.

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

The Company, from time to time, enters into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, the Company does not engage in currency speculation. At August 24, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $8.6 million that would be recorded in the equity section of the Company's balance sheet.

At August 24, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $3.0 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At August 24, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2003 of $2.6 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2003 anticipatory cash flows that were hedged varied throughout the first six months of fiscal 2003, but averaged 50%.

As of August 24, 2002, the Company had contracts for the sale of foreign currency of approximately $104.9 million (primarily pounds sterling, Brazilian real and euro) and the purchase of foreign currency of approximately $38.2 million (primarily pounds sterling, Brazilian real and Mexican pesos).


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk Disclosures" above.


Item 4. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

         The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)      Changes in internal controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As previously reported, the Company, William Y. O'Connor, the Company's former Chairman and Chief Executive Officer, Steven P. Nowick, its former Chief Operating Officer and W. Bruce Turner, the Company's former Chairman and current President and Chief Executive Officer, were named as defendants in a shareholder class action suit captioned Sandra Kafenbaum and Steven Schulman, individually and on behalf of all others similarly situated, v. GTECH Holdings Corporation, et al, which suit was filed in the U.S. District Court of Rhode Island in August 2000. In April 2001, the Company and the other defendants moved to dismiss the complaint in this lawsuit, as amended, on the grounds that its allegations are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. Oral argument for the Company's motion to dismiss was held in October 2001. In September 2002, the Court ruled on the Company's motion, granting the motion to dismiss as to certain statements by the Company, but denying the motion to dismiss as to certain other of the Company's statements cited in the complaint. The Court also granted the Company's motion to dismiss plaintiff's claim against Mr. Turner, holding that there are no actionable statements attributable to him. The Company believes that it has good defenses to the claims made in this lawsuit. On the basis of information presently available, the Company believes the outcome of this matter will not materially adversely affect the Company's consolidated financial position or results of operations.

As previously reported, Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, will attempt to handle internally the data processing services currently performed by the Company under its contract with CEF. The Company's contract with CEF, which expires in January 2003, was the Company's second largest contract in fiscal 2002, as measured by annual revenues, accounting for 10.7% of the Company's consolidated revenues in that fiscal year. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - General." In June 2002, CEF held a public hearing to describe in greater detail its plans for the operation of the National Lottery after the expiration of the Company's current contract. At this hearing, CEF revealed that it plans to directly acquire all terminals and certain related goods and services, to lease or to otherwise directly acquire all necessary telecommunications equipment and services, and to itself perform all necessary data processing services. In June 2002, the Company filed before the 17th Federal Lower Court of Brasilia, a lawsuit captioned "Atentado", in which the Company alleges that CEF's proposed new structure violates said Court's judgment obtained by the Company in March 2001, pursuant to which, in the context of a prior tender proposed by CEF, the Company had obtained the right to submit an integrated bid for all goods and services to be required under the successor to the Company's current contract. In July 2002, the Company secured an injunction, from the 17th Federal Lower Court, ordering CEF to halt its tender process, which injunction was later confirmed in a decision on the merits of the claim. Subsequent to this, CEF, after obtaining an order from the Federal Higher Court of Brasilia partly suspending the 17th Federal Lower Court favorable award secured by the Company, published four Requests For Proposals and otherwise proceeded with the procurement, but stated, in connection therewith, that contracts with winning vendors will only be executed if and when a competent court rules in its favor with respect to the remaining elements of the favorable award secured by the Company. CEF scheduled the auctions associated with the four Requests for Proposals to begin on September 20, 2002, but the 17th Federal Lower Court of Brasilia again enjoined CEF from proceeding in that manner on September 19, 2002. CEF thus postponed proceeding with the Requests for Proposals pending a decision from the Federal Higher Court of Brasilia. On September 30, 2002, the Federal Higher Court of Brasilia denied CEF's request to suspend the lower court decision and precluded CEF from proceeding with the requests for proposals. CEF has sought additional review of that decision and continues in its efforts to obtain legal support to proceed with the requests for proposals. In addition, the federal government of Brazil has joined the legal action to support CEF's position in the federal Higher Court of Brasilia. The Company continues to press in Brazilian courts its contention, which the Company believes to have merit, that CEF's procurement process violates the March 2001 judicial decision noted above, as well as applicable Brazilian law. At the present time, however, the Company is unable to predict the outcome of its legal challenges to the CEF's procurement process. As a result of the legal and political circumstances in Brazil, including among other factors the upcoming national presidential elections, as well as the scope and complexity of the transition CEF is attempting, the Company believes it is likely to receive a contract extension beyond the current term which expires in January 2003, and the Company and CEF have started discussions in that regard.

At this time, however, the Company is not able to predict the outcome of those discussions or the terms of any possible contract extension.

On October 2, 2002, the Regional Appeals Court of Dusseldorf, Public Procurement Division, ruled that the decision of Westdeutsche Lotterie GmbH & Co. OHG ("WestLotto") to award its new online lottery system contract to the Company was lawful and consistent with applicable legal authorities. This ruling overturned the determination of the Public Procurement Tribunal of Munster, announced on 24 June 2002 and served on 26 June 2002, which granted the bid protest of Scientific Games Corporation under the aforementioned online lottery procurement. Scientific Games' attorney later withdrew the initial request for award review. This is the most favorable outcome of the proceeding for the Company, for the Tribunal's threshold decision no longer exists, legally, empowering WestLotto to award the contract to the Company. This is expected to occur by October 15,2002.

For information respecting these and certain other legal proceedings, refer to
Part I, Item 1 - "Certain Factors That May Affect Future Performance - Government Regulations and Other Actions Affecting the Online Lottery Industry Could Have a Negative Effect On the Company's Business", Part I, Item 3 - "Legal Proceedings" and Note F to Consolidated Financial Statements, in the Company's fiscal 2002 Annual Report on Form 10-K, and Part II, Item 1 - "Legal Proceedings" in the Company's Quarterly Report for the quarterly period ended May 25, 2002.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) and (c)

The Company's Annual Meeting of Shareholders was held on August 5, 2002 and in connection therewith, proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934. An aggregate of 57,269,453 shares of the Company's common stock ("Shares") were issued and eligible to vote at the meeting. At the meeting, the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of one director to serve until the 2003 Annual Meeting

   The following incumbent director was reelected. The tabulation of votes was as follows:

          Nominee                       For                 Withheld
----------------------------     -----------------       --------------
Lt. Gen. (Ret.) Emmett Paige     52,763,978 Shares       700,338 Shares


2. Election of two directors to serve until the 2005 Annual Meeting

   The following incumbent directors were reelected. The tabulation of votes was as follows:

          Nominee                       For                 Withheld
-----------------------          -----------------       ----------------
The Rt. Hon. Sir Jeremy          52,190,191 Shares       1,274,125 Shares
Hanley, KCMG

Anthony Ruys                     52,768,904 Shares         695,412 Shares

3. Approval of the Company's 2002 Omnibus Stock Option and Long-Term Incentive Plan

   The tabulation of votes was as follows:

       For                  Against           Abstentions
-----------------      ----------------      -------------
36,372,249 Shares      8,455,667 Shares      70,529 Shares

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The exhibits to this report are as follows:

    10.1 Agreement, dated as of August 6, 2002, by GTECH Holdings Corporation, GTECH Corporation and W. Bruce Turner

    12.1     Computation of Ratio of Earnings to Fixed Charges

    99.1 Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company

    99.2 Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company

(b) Reports on Form 8-K - The Company filed the following report with the Securities and Exchange Commission on Form 8-K during the quarter to which this report relates:

    (i) The Company filed a report on Form 8-K on August 7, 2002 incorporating by reference a press release issued by the Company on August 7, 2002 announcing that the Company's Board of Directors accepted the resignation of Howard S. Cohen as President, Chief Executive Officer, and Director and appointed W. Bruce Turner, GTECH Chairman, to replace him as President and Chief Executive Officer. In addition, the Company reiterated its earnings guidance for the second quarter and full fiscal year as previously provided.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GTECH HOLDINGS CORPORATION


Date: October 8, 2002         By /s/ Jaymin B. Patel
                              ------------------------------------------
                              Jaymin B. Patel, Senior Vice President and Chief
                              Financial Officer (Principal Financial Officer)



Date: October 8, 2002         By /s/ Robert J. Plourde
                              ------------------------------------------
                              Robert J. Plourde, Vice President and Corporate
                              Controller (Principal Accounting Officer)

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, W. Bruce Turner, President and Chief Executive Officer of GTECH Holdings Corporation (the "Company"), certify that:

(1)      I have reviewed this quarterly report on Form 10-Q of the Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       GTECH HOLDINGS CORPORATION


Date: October 8, 2002                  By /s/ W. Bruce Turner
                                       ------------------------------------
                                       W. Bruce Turner

                                       President and Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jaymin B. Patel, Senior Vice President and Chief Financial Officer of GTECH Holdings Corporation (the "Company") certify that:

(5)      I have reviewed this quarterly report on Form 10-Q of the Company;

(6) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(7) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(8) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     GTECH HOLDINGS CORPORATION


Date: October 8, 2002                By /s/ Jaymin B. Patel
                                     -------------------------------------
                                     Jaymin B. Patel, Senior Vice President and
                                     Chief Financial Officer