Form 10-Q
period 2002-11-23
GTECH HOLDINGS CORP
filed 2003-01-02
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 23, 2002

Commission file number  1-11250

                           GTECH Holdings Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          05-0450121
--------------------------------                 -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)

55 Technology Way, West Greenwich, Rhode Island                02817
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

Yes  X    No

At December 28, 2002, there were 56,522,801 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets                                                     3

            Consolidated Income Statements                                                4-5

            Consolidated Statements of Cash Flows                                           6

            Consolidated Statements of Shareholders' Equity                                 7

            Notes to Consolidated Financial Statements                                   8-23

Item 2.     Management's Discussion and Analysis of Financial Condition                 24-37
            and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                     38

Item 4.     Controls and Procedures                                                        38

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                              38

Item 6.     Exhibits and Reports on Form 8-K                                               39

SIGNATURES                                                                                 40

CERTIFICATIONS                                                                          41-42

EXHIBITS

PART 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                (Unaudited)
                                                                                                November 23,      February 23,
                                                                                                    2002              2002
                                                                                               -------------     -------------
                                                                                                    (Dollars in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $      97,509     $      35,095
  Trade accounts receivable                                                                           82,815           100,361
  Sales-type lease receivables                                                                         4,454             4,894
  Inventories                                                                                         71,685            86,629
  Deferred income taxes                                                                               28,321            28,321
  Other current assets                                                                                18,369            22,730
                                                                                               -------------     -------------
              TOTAL CURRENT ASSETS                                                                   303,153           278,030

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS                                            398,157           369,595

GOODWILL                                                                                             115,498           116,828

OTHER ASSETS                                                                                          74,716            89,376
                                                                                               -------------     -------------
              TOTAL ASSETS                                                                     $     891,524     $     853,829
                                                                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short term borrowings                                                                        $       3,624     $       2,358
  Accounts payable                                                                                    51,905            43,430
  Accrued expenses                                                                                    68,947            75,666
  Employee compensation                                                                               29,911            37,941
  Advance payments from customers                                                                     74,665            72,645
  Income taxes payable                                                                                47,306            53,928
  Current portion of long-term debt                                                                    6,600             3,510
                                                                                               -------------     -------------
              TOTAL CURRENT LIABILITIES                                                              282,958           289,478

LONG-TERM DEBT, less current portion                                                                 287,974           329,715

OTHER LIABILITIES                                                                                     41,255            27,986

DEFERRED INCOME TAXES                                                                                  4,825             3,695

COMMITMENTS AND CONTINGENCIES                                                                              -                 -

SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share--20,000,000 shares authorized, none issued                     -                 -
  Common Stock, par value $.01 per share--150,000,000 shares authorized,
     92,296,404 and 92,297,404 shares issued; 56,739,848 and 57,491,256 shares outstanding at November 23, 2002 and February 23, 2002, respectively (shares adjusted
     to reflect May 2002 two-for-one stock split)                                                        923               461
  Additional paid-in capital                                                                         241,536           234,247
  Equity carryover basis adjustment                                                                   (7,008)           (7,008)
  Accumulated other comprehensive loss                                                               (97,155)         (100,815)
  Retained earnings                                                                                  641,934           542,878
                                                                                               -------------     -------------
                                                                                                     780,230           669,763
  Less cost of 35,556,556 and 34,806,148 shares in treasury at
     November 23, 2002 and February 23, 2002, respectively (shares adjusted to reflect
     May 2002 two-for-one stock split)                                                              (505,718)         (466,808)
                                                                                               -------------     -------------
                                                                                                     274,512           202,955
                                                                                               -------------     -------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     891,524     $     853,829
                                                                                               =============     =============

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                   (Unaudited)
                                                                Three Months Ended
                                                           -----------------------------
                                                           November 23,     November 24,
                                                               2002             2001
                                                           ------------     ------------
                                                              (Dollars in thousands,
                                                             except per share amounts)
Revenues:
  Services                                                 $    207,784     $    196,427
  Sales of products                                              48,682           67,152
                                                           ------------     ------------
                                                                256,466          263,579
Costs and expenses:
  Costs of services                                             129,122          138,346
  Costs of sales                                                 39,070           51,147
                                                           ------------     ------------
                                                                168,192          189,493
                                                           ------------     ------------

Gross profit                                                     88,274           74,086

Selling, general and administrative                              24,358           26,692
Research and development                                         10,903            7,980
Goodwill amortization                                                 -            1,493
                                                           ------------     ------------
  Operating expenses                                             35,261           36,165
                                                           ------------     ------------

Operating income                                                 53,013           37,921

Other income (expense):
  Interest income                                                 1,028            1,070
  Equity in earnings of unconsolidated affiliates                 1,406            1,255
  Other income                                                      234              250
  Interest expense                                               (2,728)          (5,624)
                                                           ------------     ------------
                                                                    (60)          (3,049)
                                                           ------------     ------------

Income before income taxes                                       52,953           34,872

Income taxes                                                     20,122           13,251
                                                           ------------     ------------

Net income                                                 $     32,831     $     21,621
                                                           ============     ============

Basic earnings per share                                   $       0.58     $       0.37
                                                           ============     ============

Diluted earnings per share                                 $       0.57     $       0.37
                                                           ============     ============

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                    (Unaudited)
                                                                 Nine Months Ended
                                                           -----------------------------
                                                           November 23,     November 24,
                                                               2002             2001
                                                           ------------     ------------
                                                              (Dollars in thousands,
                                                             except per share amounts)
Revenues:
  Services                                                 $    643,119     $    616,597
  Sales of products                                              65,717          118,531
                                                           ------------     ------------
                                                                708,836          735,128
Costs and expenses:
  Costs of services                                             402,999          426,430
  Costs of sales                                                 49,426           94,747
                                                           ------------     ------------
                                                                452,425          521,177
                                                           ------------     ------------

Gross profit                                                    256,411          213,951

Selling, general and administrative                              70,168           83,343
Research and development                                         24,575           23,949
Goodwill amortization                                                 -            4,556
                                                           ------------     ------------
  Operating expenses                                             94,743          111,848
                                                           ------------     ------------

Operating income                                                161,668          102,103

Other income (expense):
  Interest income                                                 2,847            4,324
  Equity in earnings of unconsolidated affiliates                 3,363            3,830
  Other income                                                    1,912              743
  Interest expense                                               (8,371)         (18,475)
                                                           ------------     ------------
                                                                   (249)          (9,578)
                                                           ------------     ------------

Income before income taxes                                      161,419           92,525

Income taxes                                                     61,340           35,159
                                                           ------------     ------------

Net income                                                 $    100,079     $     57,366
                                                           ============     ============

Basic earnings per share                                   $       1.75     $       0.96
                                                           ============     ============

Diluted earnings per share                                 $       1.71     $       0.94
                                                           ============     ============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                (Unaudited)
                                                                                             Nine Months Ended
                                                                                       -----------------------------
                                                                                       November 23,     November 24,
                                                                                           2002             2001
                                                                                       ------------     ------------
                                                                                           (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                             $    100,079     $     57,366
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation                                                                            101,858          118,483
    Intangibles amortization                                                                  4,051            6,356
    Goodwill amortization                                                                         -            4,556
    Termination of interest rate swaps                                                       11,357                -
    Tax benefit related to stock award plans                                                  7,299                -
    Deferred income taxes provision                                                           1,130                -
    Asset impairment charges                                                                      -            9,313
    Equity in earnings of unconsolidated affiliates, net of dividends received                  559             (588)
    Other                                                                                     4,568           (2,145)
    Changes in operating assets and liabilities:
      Trade accounts receivable                                                              11,723           27,332
      Inventories                                                                            14,944           12,055
      Special charge                                                                           (364)          (6,272)
      Other assets and liabilities                                                           23,760           26,865
                                                                                       ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   280,964          253,321

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts                     (131,221)        (146,117)
Investments in and advances to unconsolidated subsidiaries                                        -            3,786
Proceeds from the sale of majority interest in a subsidiary                                       -           10,000
Proceeds from sale of investments                                                                 -            2,098
Other                                                                                        (1,350)          (3,556)
                                                                                       ------------     ------------
NET CASH USED FOR INVESTING ACTIVITIES                                                     (132,571)        (133,789)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                                      -          186,000
Principal payments on long-term debt                                                        (46,408)        (182,298)
Purchases of treasury stock                                                                 (57,424)        (194,389)
Proceeds from stock options                                                                  15,842           40,968
Tender premiums and fees                                                                     (3,434)               -
Other                                                                                         2,926           (1,056)
                                                                                       ------------     ------------
NET CASH USED FOR FINANCING ACTIVITIES                                                      (88,498)        (150,775)

Effect of exchange rate changes on cash                                                       2,519           (4,272)
                                                                                       ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             62,414          (35,515)

Cash and cash equivalents at beginning of period                                             35,095           46,948
                                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $     97,509     $     11,433
                                                                                       ============     ============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                    Equity      Accumulated
                                                      Additional   Carryover       Other
                                Outstanding   Common    Paid-in      Basis      Comprehensive   Retained     Treasury
                                   Shares      Stock    Capital    Adjustment   Income (Loss)   Earnings      Stock        Total
                                -----------   ------  ----------   ----------   -------------   ---------   ----------   ---------
                                                                     (Dollars in thousands)
Balance at February 23, 2002     57,491,256   $  461  $  234,247   $   (7,008)  $    (100,815)  $ 542,878   $ (466,808)  $ 202,955

Comprehensive income:
 Net income                               -        -           -            -               -     100,079            -     100,079
 Other comprehensive income
   (loss), net of tax:
  Foreign currency translation,
    net of tax benefits of
    $13 million                           -        -           -            -           4,907           -            -       4,907
  Net loss on derivative
    instruments                           -        -           -            -          (1,143)          -            -      (1,143)
  Unrealized loss on
    investments                           -        -           -            -            (104)          -            -        (104)
                                                                                                                         ---------
Comprehensive income                                                                                                       103,739
Treasury shares purchased        (2,101,100)       -           -            -               -           -      (57,424)    (57,424)
Shares issued under employee
  stock purchase and stock
  award plans                       144,992        -           -            -               -         104        1,997       2,101
Shares issued upon exercise
  of stock options                1,204,700        -         (10)           -               -        (665)      16,517      15,842
Tax benefits related to stock
  award plans                             -        -       7,299            -               -           -            -       7,299
May 2002 two-for-one stock
  split                                   -      462           -            -               -        (462)           -           -
                                -----------   ------  ----------   ----------   -------------   ---------   ----------   ---------
Balance at November 23, 2002     56,739,848   $  923  $  241,536   $   (7,008)  $     (97,155)  $ 641,934   $ (505,718)  $ 274,512
                                ===========   ======  ==========   ==========   =============   =========   ==========   =========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GTECH Holdings Corporation, the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 23, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 22, 2003. The balance sheet at February 23, 2002 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2002 Annual Report on Form 10-K.

The terms "Holdings", "the Company", "we", "our", and "us" refer to GTECH Holdings Corporation and its consolidated subsidiaries, unless otherwise specified.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

NOTE B - COMMON STOCK SPLIT

In the first quarter of this fiscal year, our Board of Directors approved a 2-for-1 common stock split that was distributed in the form of a stock dividend on May 23, 2002 to shareholders of record on May 16, 2002. All references to common shares and per share amounts have been restated to reflect the stock split for all periods presented.

NOTE C - INVENTORIES

                                             November 23,     February 23,
                                                 2002             2002
                                             ------------     ------------
                                                 (Dollars in thousands)
Inventories consist of:
       Raw materials                         $      9,991     $     12,310
       Work in progress                            56,512           72,847
       Finished goods                               5,182            1,472
                                             ------------     ------------
                                             $     71,685     $     86,629
                                             ============     ============

Inventories include amounts related to our long-term service contracts and product sales contracts and are stated at the lower of cost (first-in, first-out method) or market. Work in progress is primarily comprised of inventory related to product sales contracts, certain of which we are awaiting final customer acceptance.

NOTE D - LONG-TERM DEBT

                                                       November 23,       February 23,
                                                           2002               2002
                                                      --------------     --------------
                                                           (Dollars in thousands)
Long-term debt consists of:
       1.75% Convertible Debentures due 2021          $      175,000     $      175,000
       7.75% Series A Senior Notes due 2004                        -             40,000
       7.87% Series B Senior Notes due 2007                   95,000             95,000
       Interest rate swaps                                    15,602             12,089
       Other                                                   8,972             11,136
                                                      --------------     --------------
                                                             294,574            333,225
       Less current portion                                    6,600              3,510
                                                      --------------     --------------
                                                      $      287,974     $      329,715
                                                      ==============     ==============

During the third quarter of fiscal 2003, we used cash on hand to repurchase $40 million of our 2004 Series A Senior Notes. In connection with this repurchase, we paid tender premiums to the holders of the notes and incurred associated fees totaling $3.4 million. This amount, along with the write-off of $0.1 million of debt issuance costs, net of $1.2 million in proceeds from the sale, as noted below, of certain interest rate swaps associated with these notes, are netted against other income in our Consolidated Income Statements.

During the third quarter of fiscal 2003, we sold $135 million of interest rate swaps for $13.1 million, the proceeds of which were applied as follows:

                                Sale of interest rate swaps related to:
                             ---------------------------------------------
                              2004 Senior     2007 Senior
                                 Notes           Notes           Total
                             -------------   -------------   -------------
                                       (Dollars in thousands)
Long-term debt                 $  ---           $10,023         $10,023
Accounts receivable               364             1,413           1,777
Other income                    1,264               ---           1,264
Interest expense                   70               ---              70
                               ------           -------         -------
                               $1,698           $11,436         $13,134
                               ======           =======         =======

In accordance with Financial Accounting Standards Board Statement 133, the $10.0 million addition to long-term debt will be amortized as a reduction of interest expense through the due date of the Series B Senior Notes (May 2007). The $1.8 million applied to accounts receivable represents receivables from banks for interest rate resets that were effective on May 15, 2002 and August 15, 2002.

We have an unsecured revolving credit facility of $300 million expiring in June 2006 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at November 23, 2002 or February 23, 2002.

NOTE E - INCOME TAXES

Our effective income tax rate is greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.

NOTE F - COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

NOTE G - EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

                                                    Three Months Ended                  Nine Months Ended
                                               -----------------------------      -----------------------------
                                               November 23,     November 24,      November 23,     November 24,
                                                   2002             2001              2002             2001
                                               ------------     ------------      ------------     ------------
                                                 (Dollars and shares in thousands, except per share amounts)
Numerator:
       Net income                              $     32,831     $     21,621      $    100,079     $     57,366
                                               ============     ============      ============     ============

Denominator:
       Weighted average shares-Basic                 56,981           57,790            57,252           59,462

Effect of dilutive securities:
       Employee stock options and
         unvested restricted shares                   1,081            1,398             1,277            1,266
                                               ------------     ------------      ------------     ------------
       Weighted average shares-Diluted               58,062           59,188            58,529           60,728
                                               ============     ============      ============     ============

Basic earnings per share                       $        .58     $        .37      $       1.75     $        .96
                                               ============     ============      ============     ============

Diluted earnings per share                     $        .57     $        .37      $       1.71     $        .94
                                               ============     ============      ============     ============

NOTE H - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                    Three Months Ended                  Nine Months Ended
                                               -----------------------------      -----------------------------
                                               November 23,     November 24,      November 23,     November 24,
                                                   2002             2001              2002             2001
                                               ------------     ------------      ------------     ------------
                                                                    (Dollars in thousands)
Net income                                     $     32,831     $     21,621      $    100,079     $     57,366

Other comprehensive income (loss),
  net of tax
   Foreign currency translation                      10,814           (1,598)            4,907          (14,929)
   Net gain (loss) on derivative instruments            129            2,413            (1,143)             281
   Unrealized loss on investments                       (32)              (6)             (104)             (42)
                                               ------------     ------------      ------------     ------------
Comprehensive income                           $     43,742     $     22,430      $    103,739     $     42,676
                                               ============     ============      ============     ============

NOTE I - SEGMENT INFORMATION

We presently have one reportable business segment, the Lottery segment, which provides online, high speed, highly secure transaction processing systems to the worldwide lottery industry. Executive management of the Company evaluates segment performance based on net operating profit after income taxes. The "All Other" category (as reported below) is comprised of our Transactive subsidiary, which provides electronic benefit transfer services over our dedicated network infrastructure. The composition of the "All Other" category for the three months and nine months ended November 24, 2001 has been revised to include our IGI/Europrint business unit in the Lottery segment because management considers it a component of the Lottery segment.

Our business segment data is summarized below:

                                                     Three Months Ended                   Nine Months Ended
                                            ----------------------------------    ---------------------------------
                                              November 23,       November 24,      November 23,       November 24,
                                                  2002               2001              2002               2001
                                            ---------------     --------------    --------------     --------------
                                                                  (Dollars in thousands)
Revenues from external sources:
    Lottery                                 $       255,624     $      261,497    $      706,549     $      726,172
    All other                                           842              2,082             2,287              8,956
                                            ---------------     --------------    --------------     --------------
    Consolidated                            $       256,466     $      263,579    $      708,836     $      735,128
                                            ===============     ==============    ==============     ==============

Net operating profit after income taxes:
    Lottery                                 $        34,730     $       25,594    $      105,755     $       71,032
    All other                                           139                431               167                 65
                                            ---------------     --------------    --------------     --------------
    Consolidated                            $        34,869     $       26,025    $      105,922     $       71,097
                                            ===============     ==============    ==============     ==============

A reconciliation of net operating profit after income taxes to net income as reported on the Consolidated Income Statements is as follows:

                                                      Three Months Ended                  Nine Months Ended
                                            ----------------------------------    ---------------------------------
                                              November 23,       November 24,      November 23,       November 24,
                                                  2002               2001              2002               2001
                                            ---------------     --------------    --------------     --------------
                                                                    (Dollars in thousands)
Net operating profit after income taxes     $        34,869     $       26,025    $      105,922     $       71,097
    Reconciling items, net of tax:
    Interest expense                                 (1,691)            (3,486)           (5,190)           (11,454)
    Other                                              (347)              (918)             (653)            (2,277)
                                            ---------------     --------------    --------------     --------------
       Net income                           $        32,831     $       21,621    $      100,079     $       57,366
                                            ===============     ==============    ==============     ==============

                                              November 23,        February 23,
                                                  2002                2002
                                            ---------------     --------------
                                                  (Dollars in thousands)
Segment assets:
    Lottery                                 $       887,544     $      848,162
    All other                                         3,980              5,667
                                            ---------------     --------------
    Consolidated                            $       891,524     $      853,829
                                            ===============     ==============

NOTE J - SPECIAL CHARGES

In fiscal 2001, we recorded special charges of $42.3 million in connection with certain contractual obligations and a value assessment of our business operations. See Note P to the Consolidated Financial Statements in our fiscal 2002 Annual Report on Form 10-K for further information.

A summary of the special charge activity, which is included in accrued expenses in our Consolidated Balance Sheets, is as follows:

                                                                       Exit of Certain
                                     Worldwide         Executive           Business
                                     Workforce        Contractual       Strategies and
                                     Reduction        Obligations       Product Lines         Other           Total
                                   -------------     -------------     ---------------     -----------     -----------
                                                                    (Dollars in thousands)
Special charges                    $      13,958     $      11,518     $         8,536     $     8,258     $    42,270
Cash expenditures                         (6,032)           (9,965)             (4,140)         (3,289)        (23,426)
Noncash charges                                -                 -              (4,396)         (4,017)         (8,413)
                                   -------------     -------------     ---------------     -----------     -----------
Balance at February 24, 2001               7,926             1,553                   -             952          10,431

Change in estimate                          (438)              (71)                  -             509               -
Cash expenditures                         (5,880)             (678)                  -          (1,437)         (7,995)
                                   -------------     -------------     ---------------     -----------        --------
Balance at February 23, 2002               1,608               804                   -              24           2,436

Cash expenditures                           (140)             (279)                  -              55            (364)
                                   -------------     -------------     ---------------     -----------     -----------
Balance at November 23, 2002       $       1,468     $         525     $             -     $        79     $     2,072
                                   =============     =============     ===============     ===========     ===========

NOTE K - GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of this fiscal year, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires, among other things, that we no longer amortize goodwill and certain other indefinite-lived intangible assets, but instead test them at least annually for impairment. In connection with the adoption of the new standard, we determined that goodwill with a net book value of $1.3 million (within the Lottery segment) met the standards' intangible asset recognition criteria. Accordingly, we reclassified this amount into intangible assets and we will continue to amortize it over its remaining useful life.

The following table presents the impact of SFAS 142 on net income and earnings per share had the standard been in effect for the three and nine month periods ended November 24, 2001:

                                                         Three                  Nine
                                                     Months Ended           Months Ended
                                                     November 24,           November 24,
                                                         2001                   2001
                                                   ----------------       ----------------
                                                (Dollars in thousands, except per share data)
Net income as reported                             $         21,621       $         57,366
  Add back amortization                                       1,427                  4,282
                                                   ----------------       ----------------
    Adjusted net income                            $         23,048       $         61,648
                                                   ================       ================

Basic earnings per share as reported               $            .37       $            .96
  Add back amortization                                         .03                    .08
                                                   ----------------       ----------------
    Adjusted earnings per share - basic            $            .40       $           1.04
                                                   ================       ================

Diluted earnings per share as reported             $            .37       $            .94
  Add back amortization                                         .02                    .08
                                                   ----------------       ----------------
    Adjusted earnings per share - diluted          $            .39       $           1.02
                                                   ================       ================

Intangible assets, which are included in other assets in our Consolidated Balance Sheets, are comprised of the following:

                                                                As of November 23, 2002
                                            --------------------------------------------------------------
                                              Gross Carrying          Accumulated            Net Carrying
                                                  Amount              Amortization              Amount
                                            -----------------         ------------          --------------
                                                                 (Dollars in thousands)
Capitalized software                        $          13,255        $        11,517        $        1,738
Other                                                   1,853                    719                 1,134
                                            -----------------         --------------        --------------
     Total intangible assets                $          15,108        $        12,236        $        2,872
                                            =================        ===============        ==============

                                                                As of February 23, 2002
                                            --------------------------------------------------------------
                                              Gross Carrying          Accumulated            Net Carrying
                                                  Amount              Amortization              Amount
                                            -----------------         ------------          --------------
                                                                (Dollars in thousands)
Contract based                              $          22,038         $       20,034        $        2,004
Capitalized software                                   13,255                  9,667                 3,588
Other                                                   1,489                  1,489                     -
                                            -----------------         --------------        --------------
     Total intangible assets                $          36,782         $       31,190        $        5,592
                                            =================         ==============        ==============

A reconciliation of the net carrying amount of intangible assets as of February 23, 2002 to November 23, 2002 is as follows (in thousands):

                                                      Net Carrying
                                                         Amount
                                                     --------------
Balance as of February 23, 2002                      $        5,592
Reclassification from goodwill, net                           1,331
Amortization expense                                         (4,051)
                                                     --------------
Balance as of November 23, 2002                      $        2,872
                                                     ==============

Amortization expense for the nine months ended November 23, 2002 and the fiscal year ended February 23, 2002 is as follows:

                                             Nine Months Ended     Fiscal Year Ended
                                                November 23,          February 23,
                                                   2002                  2002
                                             ----------------      ----------------
                                                     (Dollars in thousands)
Contract based                               $          2,004      $          4,007
Capitalized software                                    1,850                 4,223
Other                                                     197                   193
                                             ----------------      ----------------
       Total amortization                    $          4,051      $          8,423
                                             ================      ================

Amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

  Fiscal          Amortization
   Year              Expense
----------       --------------
   2003          $        4,733
   2004                   1,383
   2005                     262
   2006                     262
   2007                     262

NOTE L - NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS 4"), "Reporting Gains and Losses from Extinguishment of Debt" and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. We are required to adopt the standard beginning on February 23, 2003 (the first day of fiscal
2004). We early adopted SFAS 145 on August 25, 2002 (the first day of our fiscal 2003 third quarter) and will reclassify, in the fourth quarter of fiscal 2003, the $12.5 million ($7.8 million after-tax) extraordinary charge we recorded in the fourth quarter of the prior fiscal year into other expense in our Consolidated Income Statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards
No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are required to adopt the disclosure requirements beginning on November 24, 2002 (the first day of our fiscal 2003 fourth quarter). We are currently evaluating the effects this Interpretation may have on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements", which provides guidance on how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be allowed to apply the guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". We are required to adopt the provisions of this EITF beginning on September 27, 2003 (the first day of our fiscal 2004 third quarter). We are currently evaluating the effects this EITF may have on our consolidated financial statements.

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

The Parent Company conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only asset, an investment in GTECH. Equity in earnings of consolidated affiliates recorded by the Parent Company includes the Parent Company's 100% share of the after-tax earnings of GTECH. Taxes payable and deferred income taxes are obligations of the subsidiaries. Income tax expense related to both current and deferred income taxes are allocated to each subsidiary based on our consolidated effective income tax rates.

NOTE M - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Balance Sheets
November 23, 2002

                                              Parent           Guarantor      Non-Guarantor      Eliminating
                                             Company         Subsidiaries     Subsidiaries         Entries         Consolidated
                                          -------------     --------------    -------------     -------------     --------------
                                                                          (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents              $           -     $      80,067     $      17,442     $           -     $       97,509
   Trade accounts receivable                          -            62,711            20,104                 -             82,815
   Due from subsidiaries and
     affiliates                                       -            42,879                 -           (42,879)                 -
   Sales-type lease receivables                       -             2,334             2,120                 -              4,454
   Inventories                                        -            46,705            52,813           (27,833)            71,685
   Deferred income taxes                              -            25,264             3,057                 -             28,321
   Other current assets                               -             7,032            11,337                 -             18,369
                                          -------------     -------------     -------------      ------------     --------------
     Total Current Assets                             -           266,992           106,873           (70,712)           303,153

Systems, Equipment and Other
   Assets Relating to Contracts                       -           335,985            87,706           (25,534)           398,157
Investment in Subsidiaries and
   Affiliates                                   274,512            89,660                 -          (364,172)                 -
Goodwill                                              -            70,605            44,893                 -            115,498
Other Assets                                          -            58,395            16,321                 -             74,716
                                          -------------     -------------     -------------     -------------     --------------
     Total Assets                         $     274,512     $     821,637     $     255,793     $    (460,418)    $      891,524
                                          =============     =============     =============     =============     ==============

Liabilities and Shareholders' Equity
Current Liabilities:
   Short term borrowings                  $           -     $           -     $       3,624     $           -     $        3,624
   Accounts payable                                   -            41,781            10,124                 -             51,905
   Due to subsidiaries and affiliates                 -                 -            42,879           (42,879)                 -
   Accrued expenses                                   -            51,894            17,053                 -             68,947
   Employee compensation                              -            24,453             5,458                 -             29,911
   Advance payments from
     customers                                        -            12,876            61,789                 -             74,665
   Income taxes payable                               -            42,353             4,953                 -             47,306
   Current portion of long-term debt                  -             3,524             3,076                 -              6,600
                                          -------------     -------------     -------------     -------------     --------------
     Total Current Liabilities                        -           176,881           148,956           (42,879)           282,958

Long-Term Debt, less current
   portion                                            -           282,078             5,896                 -            287,974
Other Liabilities                                     -            26,052            15,203                 -             41,255
Deferred Income Taxes                                 -             8,747            (3,922)                -              4,825
Shareholders' Equity                            274,512           327,879            89,660          (417,539)           274,512
                                          -------------     -------------     -------------     -------------     --------------
     Total Liabilities and
       Shareholders' Equity               $     274,512     $     821,637     $     255,793     $    (460,418)    $      891,524
                                          =============     =============     =============     =============     ==============

NOTE M - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended November 23, 2002

                                              Parent           Guarantor      Non-Guarantor      Eliminating
                                             Company         Subsidiaries     Subsidiaries         Entries         Consolidated
                                          -------------     --------------    -------------     -------------     --------------
                                                                          (Dollars in thousands)
Revenues:
   Services                               $           -     $     156,069     $      51,715     $           -     $      207,784
   Sales of products                                  -            43,266             5,416                 -             48,682
   Intercompany sales and fees                        -            19,858            11,956           (31,814)                 -
                                          -------------     -------------     -------------     -------------     --------------
                                                      -           219,193            69,087           (31,814)           256,466
Costs and expenses:
   Costs of services                                  -            93,275            38,846            (2,999)           129,122
   Costs of sales                                     -            35,222             3,968              (120)            39,070
   Intercompany cost of sales
     and fees                                         -            14,835             5,739           (20,574)                 -
                                          -------------     -------------     -------------     -------------     --------------
                                                      -           143,332            48,553           (23,693)           168,192
                                          -------------     -------------     -------------     -------------     --------------

Gross profit                                          -            75,861            20,534            (8,121)            88,274

Selling, general & administrative                     -            18,958             5,400                 -             24,358
Research and development                              -             8,421             2,482                 -             10,903
                                          -------------     -------------     -------------     -------------     --------------
     Operating expenses                               -            27,379             7,882                 -             35,261
                                          -------------     -------------     -------------     -------------     --------------

Operating income                                      -            48,482            12,652            (8,121)            53,013

Other income (expense):
     Interest income                                  -               514               514                 -              1,028
     Equity in earnings of
       unconsolidated affiliates                      -               289             1,117                 -              1,406
     Equity in earnings of
       consolidated affiliates                   32,831            10,976                 -           (43,807)                 -
     Other income (expense)                           -            (3,562)            3,796                 -                234
     Interest expense                                 -            (2,351)             (377)                -             (2,728)
                                          -------------     -------------     -------------     -------------     --------------
                                                 32,831             5,866             5,050           (43,807)               (60)
                                          -------------     -------------     -------------     -------------     --------------

Income before income taxes                       32,831            54,348            17,702           (51,928)            52,953

Income taxes                                          -            20,652             6,726            (7,256)            20,122
                                          -------------     -------------     -------------     -------------     --------------

Net income                                $      32,831     $      33,696     $      10,976     $     (44,672)    $       32,831
                                          =============     =============     =============     =============     ==============

NOTE M - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Nine Months Ended November 23, 2002

                                              Parent           Guarantor      Non-Guarantor      Eliminating
                                             Company         Subsidiaries     Subsidiaries         Entries         Consolidated
                                          -------------     --------------    -------------     -------------     --------------
                                                                          (Dollars in thousands)
Revenues:
   Services                               $           -     $     487,222     $     155,897     $           -     $      643,119
   Sales of products                                  -            53,401            12,316                 -             65,717
   Intercompany sales and fees                        -            68,642            36,866          (105,508)                 -
                                          -------------     -------------     -------------     -------------     --------------
                                                      -           609,265           205,079          (105,508)           708,836
Costs and expenses:
   Costs of services                                  -           287,529           123,885            (8,415)           402,999
   Costs of sales                                     -            41,078             8,783              (435)            49,426
   Intercompany cost of sales
     and fees                                         -            43,619            13,026           (56,645)                 -
                                          -------------     -------------     -------------     -------------     --------------
                                                      -           372,226           145,694           (65,495)           452,425
                                          -------------     -------------     -------------     -------------     --------------

Gross profit                                          -           237,039            59,385           (40,013)           256,411

Selling, general & administrative                     -            53,515            16,653                 -             70,168
Research and development                              -            18,738             5,837                 -             24,575
                                          -------------     -------------     -------------     -------------     --------------
     Operating expenses                               -            72,253            22,490                 -             94,743
                                          -------------     -------------     -------------     -------------     --------------

Operating income                                      -           164,786            36,895           (40,013)           161,668

Other income (expense):
     Interest income                                  -             1,263             1,584                 -              2,847
     Equity in earnings of
       unconsolidated affiliates                      -               585             2,778                 -              3,363
     Equity in earnings of
       consolidated affiliates                  100,079            29,206                 -          (129,285)                 -
     Other income (expense)                           -            (5,233)            7,145                 -              1,912
     Interest expense                                 -            (7,075)           (1,296)                -             (8,371)
                                          -------------     -------------     -------------     -------------     --------------
                                                100,079            18,746            10,211          (129,285)              (249)
                                          -------------     -------------     -------------     -------------     --------------

Income before income taxes                      100,079           183,532            47,106          (169,298)           161,419

Income taxes                                          -            69,742            17,900           (26,302)            61,340
                                          -------------     -------------     -------------     -------------     --------------

Net income                                $     100,079     $     113,790     $      29,206     $    (142,996)    $      100,079
                                          =============     =============     =============     =============     ==============

NOTE M - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended November 24, 2001

                                              Parent           Guarantor      Non-Guarantor      Eliminating
                                             Company         Subsidiaries     Subsidiaries         Entries         Consolidated
                                          -------------     --------------    -------------     -------------     --------------
                                                                          (Dollars in thousands)
Revenues:
   Services                               $           -     $     153,573     $      42,854     $           -     $      196,427
   Sales of products                                  -            53,391            13,735                26             67,152
   Intercompany sales and fees                        -            38,283            33,938           (72,221)                 -
                                          -------------     -------------     -------------     -------------     --------------
                                                      -           245,247            90,527           (72,195)           263,579
Costs and expenses:
   Costs of services                                  -            96,676            44,164            (2,494)           138,346
   Costs of sales                                     -            44,529             6,613                 5             51,147
   Intercompany cost of sales
     and fees                                         -            35,486            16,872           (52,358)                 -
                                          -------------     -------------     -------------     -------------     --------------
                                                      -           176,691            67,649           (54,847)           189,493
                                          -------------     -------------     -------------     -------------     --------------

Gross profit                                          -            68,556            22,878           (17,348)            74,086

Selling, general & administrative                     -            21,065             5,627                 -             26,692
Research and development                              -             6,289             1,691                 -              7,980
Goodwill amortization                                 -               632               861                 -              1,493
                                          -------------     -------------     -------------     -------------     --------------
     Operating expenses                               -            27,986             8,179                 -             36,165
                                          -------------     -------------     -------------     -------------     --------------

Operating income                                      -            40,570            14,699           (17,348)            37,921

Other income (expense):
     Interest income                                  -               279               791                 -              1,070
     Equity in earnings of
       unconsolidated affiliates                      -               311               944                 -              1,255
     Equity in earnings of
       consolidated affiliates                   21,621            10,546                 -           (32,167)                 -
     Other income (expense)                           -              (723)              973                 -                250
     Interest expense                                 -            (5,226)             (398)                -             (5,624)
                                          -------------     -------------     -------------     -------------     --------------
                                                 21,621             5,187             2,310           (32,167)            (3,049)
                                          -------------     -------------     -------------     -------------     --------------

Income before income taxes                       21,621            45,757            17,009           (49,515)            34,872

Income taxes                                          -            17,388             6,463           (10,600)            13,251
                                          -------------     -------------     -------------     -------------     --------------

Net income                                $      21,621     $      28,369     $      10,546     $     (38,915)    $       21,621
                                          =============     =============     =============     =============     ==============

NOTE M - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Nine Months Ended November 24, 2001

                                              Parent           Guarantor      Non-Guarantor      Eliminating
                                             Company         Subsidiaries     Subsidiaries         Entries         Consolidated
                                          -------------     --------------    -------------     -------------     --------------
                                                                          (Dollars in thousands)
Revenues:
   Services                               $           -     $     469,721     $     146,876     $           -     $      616,597
   Sales of products                                  -            90,985            27,546                              118,531
   Intercompany sales and fees                        -           100,770            69,408          (170,178)                 -
                                          -------------     -------------     -------------     -------------     --------------
                                                      -           661,476           243,830          (170,178)           735,128
Costs and expenses:
   Costs of services                                  -           299,052           134,704            (7,326)           426,430
   Costs of sales                                     -            79,895            15,158              (306)            94,747
   Intercompany cost of sales
     and fees                                         -            81,609            35,087          (116,696)                 -
                                          -------------     -------------     -------------     --------------    --------------
                                                      -           460,556           184,949          (124,328)           521,177
                                          -------------     -------------     -------------     -------------     --------------

Gross profit                                          -           200,920            58,881           (45,850)           213,951

Selling, general & administrative                     -            63,564            19,779                 -             83,343
Research and development                              -            18,263             5,686                 -             23,949
Goodwill amortization                                 -             1,897             2,659                 -              4,556
                                          -------------     -------------     -------------     -------------     --------------
     Operating expenses                               -            83,724            28,124                 -            111,848
                                          -------------     -------------     -------------     -------------     --------------

Operating income                                      -           117,196            30,757           (45,850)           102,103

Other income (expense):
     Interest income                                  -             1,707             2,617                 -              4,324
     Equity in earnings of
       unconsolidated affiliates                      -               850             2,980                 -              3,830
     Equity in earnings of
       consolidated affiliates                   57,366            25,924                 -           (83,290)                 -
     Other income (expense)                           -            (6,350)            7,093                 -                743
     Interest expense                                 -           (16,841)           (1,634)                -            (18,475)
                                          -------------     -------------     -------------     -------------     --------------
                                                 57,366             5,290            11,056           (83,290)            (9,578)
                                          -------------     -------------     -------------     -------------     --------------

Income before income taxes                       57,366           122,486            41,813          (129,140)            92,525

Income taxes                                          -            46,545            15,889           (27,275)            35,159
                                          -------------     -------------     -------------     -------------     --------------

Net income                                $      57,366     $      75,941     $      25,924     $    (101,865)    $       57,366
                                          =============     =============     =============     =============     ==============

NOTE M - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended November 23, 2002

                                              Parent           Guarantor      Non-Guarantor      Eliminating
                                             Company         Subsidiaries     Subsidiaries         Entries         Consolidated
                                          -------------     --------------    -------------     -------------     --------------
                                                                          (Dollars in thousands)
Net cash provided by operating
   activities                             $           -     $     252,905     $      27,973     $          86     $      280,964

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                        -          (121,396)           (9,739)              (86)          (131,221)
   Other                                              -            (1,350)                -                 -             (1,350)
                                          -------------     -------------     -------------     -------------     --------------
Net cash used for investing
     activities                                       -          (122,746)           (9,739)              (86)          (132,571)

Financing Activities
   Principal payments on long-term
     debt                                             -           (42,989)           (3,419)                -            (46,408)
   Purchases of treasury stock                  (57,424)                -                 -                 -            (57,424)
   Proceeds from stock options                   15,842                 -                 -                 -             15,842
   Tender premiums and fees                           -            (3,434)                -                 -             (3,434)
   Intercompany capital transactions             40,698           (27,647)          (13,051)                -                  -
   Other                                            884              (120)            2,162                 -              2,926
                                          -------------     -------------     -------------     -------------     --------------
Net cash used for financing
     activities                                       -           (74,190)          (14,308)                -            (88,498)

Effect of exchange rate changes
     on cash                                          -            (1,767)            4,286                 -              2,519
                                          -------------     -------------     -------------     -------------     --------------
Increase in cash and
     cash equivalents                                 -            54,202             8,212                 -             62,414
Cash and cash equivalents at
     beginning of period                              -            25,865             9,230                 -             35,095
                                          -------------     -------------     -------------     -------------     --------------
Cash and cash equivalents at end
     of period                            $           -     $      80,067     $      17,442     $           -     $       97,509
                                          =============     =============     =============     =============     ==============

NOTE M - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended November 24, 2001

                                              Parent           Guarantor      Non-Guarantor      Eliminating
                                             Company         Subsidiaries     Subsidiaries         Entries         Consolidated
                                          -------------     --------------    -------------     -------------     --------------
                                                                          (Dollars in thousands)

Net cash provided by operating
   activities                             $           -     $     210,127     $      53,935     $     (10,741)    $      253,321

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                        -          (111,900)          (44,958)           10,741           (146,117)
   Investments in and advances to
     unconsolidated subsidiaries                      -                 -             3,786                 -              3,786
   Proceeds from the sale of majority
     interest in subsidiary                           -            10,000                 -                 -             10,000
   Proceeds from sale of investments                  -                 -             2,098                 -              2,098
   Other                                              -            (2,919)             (637)                -             (3,556)
                                          -------------     -------------     -------------     -------------     --------------
Net cash used for investing
     activities                                       -          (101,033)          (43,497)           10,741           (133,789)

Financing Activities
   Net proceeds from issuance of
     long-term debt                                   -           186,000                 -                 -            186,000
   Principal payments on long-term
     debt                                             -          (178,003)           (4,295)                -           (182,298)
   Purchases of treasury stock                 (194,389)                -                 -                 -           (194,389)
   Proceeds from stock options                   40,968                 -                 -                 -             40,968
   Intercompany capital transactions            151,701          (151,701)                -                 -                  -
   Other                                          1,720            (1,428)           (1,348)                -             (1,056)
                                          -------------     -------------     -------------     -------------     --------------
Net cash used for financing
     activities                                       -          (145,132)           (5,643)                -           (150,775)

Effect of exchange rate changes
     on cash                                          -              (124)           (4,148)                -             (4,272)
                                          -------------     -------------     -------------     -------------     --------------
(Decrease) increase in cash and
     cash equivalents                                 -           (36,162)              647                 -            (35,515)
Cash and cash equivalents at
     beginning of period                              -            37,068             9,880                 -             46,948
                                          -------------     -------------     -------------     -------------     --------------
Cash and cash equivalents at end
     of period                            $           -     $         906     $      10,527     $           -     $       11,433
                                          =============     =============     =============     =============     ==============

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The terms "Holdings", "the Company", "we", "our" and "us" refer to GTECH Holdings Corporation and its consolidated subsidiaries, unless otherwise specified.

Statements contained in this section and elsewhere in this report which are not historical statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Generally, the words "believe", "expect", "intend", "estimate", "anticipate", "project", "will" and similar expressions identify forward-looking statements. Such statements may include, without limitation, statements relating to:

    - the future prospects for and stability of the lottery industry and other businesses in which we are engaged or expect to be engaged;

    - our future operating and financial performance (including, without limitation, expected future growth in revenues, profit margins and earnings per share);

    - our ability to retain existing business and to obtain and retain new business;

    -     the future performance of comparable investment opportunities; and

    -     the results and effects of legal proceedings and investigations.

Such forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated in the forward-looking statements. These risks and uncertainties include the following:

    - governmental regulations and other actions affecting the online lottery industry could have a negative effect on our business;

    - our lottery operations are dependent upon our continued ability to retain and extend our existing contracts (including with respect to several of our significant online lottery service contracts which are the subject of competitive procurement procedures over the next several months) and win new contracts;

    - slow growth or declines in sales of online lottery goods and services could adversely affect our future revenues and profitability;

    -     we have significant foreign exchange exposure;

    - we are subject to the economic, political and social instability risks of doing business in foreign jurisdictions;

    - we have a concentrated customer base, and the loss of any of our larger customers could harm our results;

    -     our quarterly operating results may fluctuate significantly;

    -     we operate in a highly competitive environment;

    - we are subject to substantial penalties for failure to perform under our contracts;

    - we may not be able to respond to technological changes or satisfy future technological demands of our customers;

    - expansion of the gaming industry faces opposition which may limit the legalization, or expansion, of online gaming to the detriment of our business, financial condition, results and prospects;

    - our business prospects and future success depend upon our ability to attract and retain qualified employees;

    - we may be subject to adverse determinations in pending legal proceedings; and

    - other risks and uncertainties set forth below and elsewhere in this report, in our fiscal 2002 Form 10-K, and in our subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.

The foregoing list of important factors is not all-inclusive.

General

We operate on a 52- to 53-week fiscal year ending on the last Saturday in February and fiscal 2003 ends on February 22, 2003. Fiscal 2004 is a 53-week year and we will include the extra week in our fourth quarter ending February 28, 2004.

We have derived substantially all of our revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Our service revenues are derived primarily from lottery service contracts which are typically at least five years in duration, and generally provide compensation to us based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. We derive product sale revenues primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. We currently anticipate that product sales during fiscal 2003 will be in a range of $100 million to $110 million.

We continue to evaluate a variety of opportunities to broaden our offerings of high-volume transaction processing services outside of our core business of providing online lottery services, such as the processing and transmitting of commercial, non-lottery transactions including bill payments, electronic tax payments, utility payments and retail-based programs such as gift cards. Currently, our networks in Brazil and Chile process bill payments and other commercial service transactions. In the near term, we expect to concentrate our efforts to grow commercial services revenues in Brazil, Poland and Mexico. While our goal is to leverage our technology, infrastructure and relationships to drive growth in our commercial services, if, in the course of pursuing these opportunities, we see a chance to gain access to certain markets through the acquisition of existing infrastructure, we may consider making such acquisitions.

Our business is highly regulated, and the competition to secure new government contracts is often intense. From time to time, competitors challenge our contract awards and there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we would not necessarily know of the existence of an investigation that might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery and other government agencies, if government authorities made an allegation of, or if there was a finding of improper conduct on our part in any matter, such an allegation or finding could have a material adverse effect on our business, including our ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have such a material adverse effect. See "Legal Proceedings" in Part II, Item 1 in this report; and Part I, Item 1 - "Certain Factors That May Affect Future Performance - Government regulations and other actions affecting the online lottery industry could have a negative effect on the Company's business", Part I, Item 3 - "Legal Proceedings" and Note F to the Consolidated Financial Statements in our fiscal 2002 Annual Report on Form 10-K, for further information concerning these matters and other contingencies.

We are a global business and we derive a substantial portion of our revenues from operations outside of the United States. In particular, in fiscal 2002, we derived approximately 51% of our revenues from international operations and 11.5% of our revenues from our Brazilian operations alone (including 10.7% of our revenues from the National Lottery of Brazil, one of our largest customers). In addition, a substantial portion of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States.

Significant Contract Rebids

A majority of our revenues and cash flow is derived from our portfolio of long-term online lottery services contracts, each of which in the ordinary course of our business is periodically the subject of competitive procurement or renegotiation. Through fiscal 2003 (which ends in February 2003), the National Lottery of Brazil, our second largest contract in fiscal 2002 (based on annual revenues), will be the subject of a competitive procurement to select contractors to supply lottery goods and services upon the termination of our current contract.

Upon the expiration of our current contract, Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, will attempt to handle internally some non-lottery operations that we currently perform under our contract and, with regard to the remaining lottery operations, is seeking to proceed with a competitive procurement process calculated to result in multiple vendors to administer Brazil's National Lottery, which is presently administered solely by us. On July 24, 2002, CEF published four Requests for Proposals in connection with this procurement process, the validity of which we are challenging in court. See Part II, Item 1 - "Legal Proceedings". CEF has indicated that it plans to request that we extend the term of our current contract with CEF, which is scheduled to end in January 2003, for an additional six months.

The California lottery contract, which was our fourth largest contract in fiscal 2002 (based on annual revenues), expires in October 2003. On October 4, 2002, following a competitive procurement process, we entered into a facilities management agreement to provide online lottery technology, equipment and services to the California Lottery for a period of six years beginning on October 14, 2003, with four additional one year options to extend the agreement at the discretion of the California Lottery. After the exercise of any extension options, the agreement will remain in effect until either party gives notice of termination at least two years in advance.

In addition, the Georgia lottery contract, which was our fifth largest contract in fiscal 2002 (based on annual revenues), expires in September 2003. On November 15, 2002, following a competitive bidding process, we were awarded a contract by the Georgia Lottery Corporation to provide equipment for an online gaming system and related services, including a new wireless telecommunications network, for a seven-year period which is expected to commence on September 10, 2003.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission issued advice regarding disclosure of critical accounting policies. In response to this advice, we have identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management's most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note A to the Consolidated Financial Statements in our fiscal 2002 Annual Report on Form 10-K, which includes other significant accounting policies.

REVENUE RECOGNITION

We recognize service revenues as the services are performed. Liquidated damages (which equaled 0.40% of our total revenues in the first nine months of fiscal 2003 and 0.14%, 0.47% and 0.56% of our total revenues in fiscal 2002, 2001 and 2000, respectively) are recorded as a reduction in revenue in the period when they are determined to be probable and estimable. Revenues from product sales or sales-type leases are recognized when installation is complete and the customer accepts the product (when acceptance is a stipulated contractual term). In those instances where we are not responsible for installation, revenue is recognized when the product is shipped. Amounts received from customers in advance of revenue recognition are recorded in advance payments from customers in our Consolidated Balance Sheets.

Generally, we record product sales under long-term contracts over the contractual period under the percentage of completion method of accounting. Under the percentage of completion method of accounting, sales and estimated gross profit are recognized as work is completed and accepted by the customer and are adjusted prospectively for revisions in estimated total contract costs in the period when the information necessary to make the adjustment becomes available. Provision for contract losses are made when the loss is known and quantifiable. The completed contract method of accounting is used for long-term contracts whenever we cannot estimate the costs to complete the delivery or when the contract stipulates the entire balance due under the contract is refundable if the customer does not accept the product. Under the completed contract method of accounting, product sales are recorded when we have substantially completed our obligations under the contract.

RECEIVABLES AND INVENTORY RESERVES

We evaluate the collectibility of trade accounts and sales-type lease receivables on a customer-by-customer basis and we believe our reserves are adequate; however, if economic circumstances change significantly resulting in a major customer's inability to meet its financial obligations to us, original estimates of the recoverability of amounts due to us could be reduced by significant amounts requiring additional reserves.

Inventories include amounts related to our long-term service contracts and product sales contracts, including product sales under long-term contracts, and are stated at the lower of cost (first-in, first-out method) or market. We make provisions for potentially obsolete or slow-moving inventory based on management's analysis of inventory levels and future sales forecasts. We believe our reserves are adequate; however, should future sales forecasts change, our original estimates of obsolescence could increase by a significant amount requiring additional reserves.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE AND LONG-LIVED ASSETS

We periodically evaluate the recoverability of goodwill and other intangible and long-lived assets whenever events or changes in circumstances, such as declines in revenues, earnings or cash flows or material adverse changes in the economic stability of a particular country indicate that the carrying amount of an asset may not be recoverable. We would write-down our long-lived assets to fair value, calculated using future undiscounted cash flows, if facts and circumstances indicated that they were impaired.

Effect of New Accounting Pronouncements

During the first quarter of this fiscal year, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires, among other things, that we no longer amortize goodwill and certain other indefinite-lived intangible assets, but instead test them at least annually for impairment. In connection with the adoption of the new standard, we determined that goodwill with a net book value of $1.3 million (within the Lottery segment) met the standards' intangible asset recognition criteria. Accordingly, we reclassified this amount into intangible assets and we will continue to amortize it over its remaining useful life. Prior year net income and diluted earnings per share for the nine-months ended November 24, 2001, excluding amortization of goodwill, was $61.6 million, or $1.02 per diluted share.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4 ("SFAS 4"), "Reporting Gains and Losses from Extinguishment of Debt" and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. We are required to adopt the standard beginning on February 23, 2003 (the first day of fiscal
2004). We early adopted SFAS 145 on August 25, 2002 (the first day of our fiscal 2003 third quarter) and will reclassify, in the fourth quarter of fiscal 2003, the $12.5 million ($7.8 million after-tax) extraordinary charge we recorded in the fourth quarter of the prior fiscal year into other expense in our Consolidated Income Statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are required to adopt the disclosure requirements beginning on November 24, 2002 (the first day of our fiscal 2003 fourth quarter). We are currently evaluating the effects this Interpretation may have on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements", which provides guidance on how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be allowed to apply the guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". We are required to adopt the provisions of this EITF beginning on September 27, 2003 (the first day of our fiscal 2004 third quarter). We are currently evaluating the effects this EITF may have on our consolidated financial statements.

Results of Operations

Three months ended November 23, 2002 versus Three months ended November 24, 2001

Revenues were $256.5 million in the third quarter of fiscal 2003, compared to $263.6 million in the third quarter of fiscal 2002, down $7.1 million, or 2.7%.

The following discussion on service revenues should be read in conjunction with the table below:

                                               Three Months Ended
                                   ---------------------------------------------
                                                                      Change
                                   November 23,   November 24,  ----------------
Service revenues                      2002           2001          $         %
----------------                   -----------    ----------    -------    -----
Domestic                           $     116.2    $    112.0    $   4.2      3.8
International                             90.8          82.3        8.5     10.4
Other                                      0.8           2.1       (1.3)   (65.9)
                                   -----------    ----------    -------    -----
                                   $     207.8    $    196.4    $  11.4      5.8
                                   ===========    ==========    =======    =====

Service revenues, including lottery and other services, were $207.8 million in the third quarter of fiscal 2003, compared to $196.4 million in the third quarter of fiscal 2002, up $11.4 million, or 5.8%. This increase was primarily driven by an $8.5 million increase in international lottery service revenues and a $4.2 million increase in domestic lottery services revenues, partially offset by the expiration of certain electronic benefit transfer contracts. Had last year's average exchange rates prevailed throughout the most recent quarter, we estimate that service revenues would have increased by approximately 10% compared to the third quarter of last year.

Our international lottery service revenues were $90.8 million in the third quarter of fiscal 2003, compared to $82.3 million in the third quarter of fiscal 2002, up $8.5 million, or 10.4%. This increase was primarily driven by several new international contracts, along with higher service revenues from Colombia. These positive factors were partially offset by lower service revenues from the weakening of the Brazilian real against the U.S. dollar. International lottery service revenues in the third quarter of fiscal 2003 include approximately $10.2 million from commercial transaction processing services, (primarily in Brazil), which on a constant currency basis increased approximately 19% over the third quarter of the prior year.

Our domestic lottery service revenues were $116.2 million in the third quarter of fiscal 2003, compared to $112.0 million in the third quarter of fiscal 2002, up $4.2 million, or 3.8%. This increase was primarily due to same store sales growth of approximately 7% and the impact of new contract wins, partially offset by contractual rate changes.

Product sales were $48.7 million in the third quarter of fiscal 2003, compared to $67.2 million in the third quarter of fiscal 2002, down $18.5 million, or 27.5%. Product sales in the third quarter of the prior year included sales of terminals and software to our customer in the United Kingdom, which were partially offset by sales in the third quarter of the current fiscal year of a turnkey system to our customer in France and terminals to our customer in Spain.

Our service margins improved from 29.6% in the third quarter of fiscal 2002 to 37.9% in the third quarter of fiscal 2003, primarily driven by new contracts that generated incrementally higher gross margins, lower depreciation (principally related to contract extensions and fully depreciated assets associated with existing contracts), and improved operational and service delivery efficiencies.

Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. Product sale margins declined to 19.7% in the third quarter of fiscal 2003 compared to 23.8% in the third quarter of last year, reflecting sales of a turnkey system to our customer in France and terminals to our customer in Spain, partially offset by the absence of inventory reserves recorded in the prior fiscal year in connection with a product sale contract with a customer in Italy.

Operating expenses were $35.3 million in the third quarter of fiscal 2003, compared to $36.2 million in the third quarter of fiscal 2002, down $0.9 million, or 2.5%. This decrease was primarily driven by our continued execution of cost savings initiatives and emphasis on improving operating efficiencies, along with the benefit of the adoption of the new accounting standard on goodwill, which eliminated approximately $1.4 million of goodwill amortization in the third quarter of the current year. These declines in operating expenses were partially offset by increased spending on research and development in an effort to accelerate deployment of Enterprise Series (our open platform based lottery management system) in the marketplace. As a percentage of revenues, operating expenses were 13.7% and 13.7% (13.2% in the third quarter of the prior year adjusted for the change in goodwill accounting) during the third quarters of fiscal 2003 and 2002, respectively.

Other income was $0.2 million and $0.3 million in the third quarters of fiscal 2003 and fiscal 2002, respectively. The components of other income are as follows (in millions):

                                                                                Three Months Ended
                                                                            ---------------------------
                                                                            November 23,   November 24,
                                                                                2002           2001
                                                                            ------------   ------------
Foreign exchange gains (losses)                                             $       2.8    $       (0.7)
Tender premiums and fees associated with the early retirement of our 2004 Senior Notes, net of $1.2 million in proceeds from the
   sale of certain interest rate swaps associated with these notes                 (2.3)              -
Amortization of the gain on the 1998 sale of our 22.5% equity
   interest in Camelot Group plc                                                      -             0.7
Other                                                                              (0.3)            0.3
                                                                            -----------    ------------
   Total other income                                                       $       0.2    $        0.3
                                                                            ===========    ============

Interest expense was $2.7 million in the third quarter of fiscal 2003, compared to $5.6 million in the third quarter of fiscal 2002, down $2.9 million, or 51.5%. This decrease was primarily due to our debt restructuring in the fourth quarter of last fiscal year and the third quarter of this fiscal year, resulting in lower debt balances and lower interest rates. In the fourth quarter of the prior fiscal year, we issued $175 million principal amount of 1.75% Convertible Debentures. We used a portion of the proceeds from the Convertible Debentures to retire $55 million of 7.87% Senior Notes and $110 million of 7.75% Senior Notes in the fourth quarter of fiscal 2002 and we used cash on hand to retire $40 million of 7.75% Senior Notes in the third quarter of fiscal 2003.

Weighted average diluted shares in the third quarter of fiscal 2003 declined 1.1 million shares to 58.1 million shares as a result of our share repurchase programs, resulting in an improvement to diluted earnings per share of $0.02.

Nine months ended November 23, 2002 versus Nine months ended November 24, 2001

Revenues were $708.8 million in the first nine months of fiscal 2003, compared to $735.1 million in the first nine months of fiscal 2002, down $26.3 million, or 3.6%.

The following discussion on service revenues should be read in conjunction with the table below:

                                                     Nine Months Ended
                                    ---------------------------------------------------
                                                                           Change
                                    November 23,     November 24,    ------------------
Service revenues                        2002             2001           $           %
----------------                    ------------     ------------    --------     -----
Domestic                            $      363.1     $      357.4    $    5.7       1.6
International                              277.9            250.4        27.5      11.0
Other                                        2.1              8.8        (6.7)    (76.1)
                                    ------------     ------------    --------     -----
                                    $      643.1     $      616.6    $   26.5       4.3
                                    ============     ============    ========     =====

Service revenues, including lottery and other services, were $643.1 million in the first nine months of fiscal 2003, compared to $616.6 million in the first nine months of fiscal 2002, up $26.5 million, or 4.3%. This increase was primarily driven by a $27.5 million increase in international lottery service revenues and a $5.7 million increase in domestic lottery services revenues, partially offset by the expiration of certain electronic benefit transfer contracts. Had last year's average exchange rates prevailed throughout the first nine months of this fiscal year, we estimate that service revenues would have increased by approximately 6.6% compared to the same period last year.

Our international lottery service revenues were $277.9 million in the first nine months of fiscal 2003, compared to $250.4 million in the first nine months of fiscal 2002, up $27.5 million, or 11.0%. This increase was primarily driven by several new international contracts, along with higher service revenues from Colombia. These positive factors were partially offset by lower service revenues from the weakening of the Brazilian real against the U.S. dollar.

Our domestic lottery service revenues were $363.1 million in the first nine months of fiscal 2003, compared to $357.4 million in the first nine months of fiscal 2002, up $5.7 million, or 1.6%. This increase was primarily due to higher lottery sales generated by a number of our existing domestic customers, including Texas and New York, partially offset by lower jackpot activity in the Powerball states and contractual rate changes.

Product sales were $65.7 million in the first nine months of fiscal 2003, compared to $118.5 million in the first nine months of fiscal 2002, down $52.8 million, or 44.6%. Prior year product sales included one-time sales of terminals and software to our customer in the United Kingdom, which were partially offset by sales in the third quarter of the current fiscal year of a turnkey system to our customer in France and terminals to our customer in Spain.

Our service margins improved from 30.8% in the first nine months of fiscal 2002 to 37.3% in the first nine months of fiscal 2003, primarily driven by new contracts that generated incrementally higher gross margins, lower depreciation (principally related to contract extensions and fully depreciated assets associated with existing contracts), and improved operational and service delivery efficiencies.

Product margins improved to 24.8% in the first nine months of fiscal 2003 compared to 20.1% in the first nine months of last year, primarily due to the absence of prior year inventory reserves recorded in connection with a product sale contract with a customer in Italy, partially offset by lower margins associated with sales of a turnkey system to our customer in France and terminals to our customer in Spain, which were recorded in the current fiscal year.

Operating expenses were $94.7 million in the first nine months of fiscal 2003, compared to $111.8 million in the first nine months of fiscal 2002, down $17.1 million, or 15.3%. This decrease was primarily driven by our continued execution of cost savings initiatives and emphasis on improving operating efficiencies. We also benefited from the adoption of the new accounting standard on goodwill, which eliminated approximately $4.3 million of goodwill amortization in the first nine months of the current year. These declines in operating expenses were partially offset by the cost of contractual obligations associated with the departure in August 2002 of our former President and Chief Executive Officer. As a percentage of revenues, operating expenses were 13.4% and 15.2% (14.6% adjusted for the change in goodwill accounting) during the first nine months of fiscal 2003 and 2002, respectively.

Other income was $1.9 million and $0.7 million in the first nine months of fiscal 2003 and fiscal 2002, respectively. The components of other income are as follows (in millions):

                                                                                    Nine Months Ended
                                                                             --------------------------------
                                                                             November 23,        November 24,
                                                                                 2002                2001
                                                                             ------------        ------------
Foreign exchange gains                                                       $        5.4        $        1.1
Tender premiums and fees associated with the early retirement of our 2004 Senior Notes, net of $1.2 million in proceeds from the
   sale of certain interest rate swaps associated with these notes                   (2.3)                  -
Gain on the sale of a majority interest in our subsidiary in the
   Czech Republic                                                                       -                 3.9
Amortization of the gain on the 1998 sale of our 22.5% equity
   interest in Camelot Group plc                                                        -                 5.0
Write-off of our cost method investment in the common stock of an
   Internet security developer                                                          -                (9.3)
Other                                                                                (1.2)                  -
                                                                             ------------        ------------
   Total other income                                                        $        1.9        $        0.7
                                                                             ============        ============

Interest expense was $8.4 million in the first nine months of fiscal 2003, compared to $18.5 million in the first nine months of fiscal 2002, down $10.1 million, or 54.7%. This decrease was primarily due to our debt restructuring in the fourth quarter of last fiscal year and the third quarter of this fiscal year, resulting in lower debt balances and lower interest rates. In the fourth quarter of the prior fiscal year, we issued $175 million principal amount of 1.75% Convertible Debentures. We used a portion of the proceeds from the Convertible Debentures to retire $55 million of 7.87% Senior Notes and $110 million of 7.75% Senior Notes in the fourth quarter of fiscal 2002 and we used cash on hand to retire $40 million of 7.75% Senior Notes in the third quarter of fiscal 2003.

Weighted average diluted shares in the first nine months of fiscal 2003 declined
1.1 million shares to 58.1 million shares as a result of our share repurchase programs, resulting in an improvement to diluted earnings per share of $0.06.

Third Quarter and Recent Developments

We have a 44% interest in Lottery Technology Services Investment Corporation ("LTSIC"), which is accounted for using the equity method. LTSIC's wholly owned subsidiary, Lottery Technology Services Corporation ("LTSC"), provides equipment and services, (which we supplied to LTSC), to the Bank of Taipei, who holds the license to operate the Taiwan Public Welfare Lottery (the "Lottery").

In November 2002, the Lottery announced a voluntary recall of previously issued instant tickets distributed by LTSC, in response to concerns about potential operational and technical issues related to the instant ticket games. A small portion of the tickets in the field were returned by the retail agents before new tickets were issued and made available for play on November 22, 2002. We have conducted a thorough review of all instant ticket game design, distribution and sales techniques across the jurisdictions we serve. We believe the issues addressed in Taiwan were the product of unique circumstances that are not present in other jurisdictions.

On December 5, 2002, after the close of our fiscal 2003 third quarter, we announced that our Board of Directors authorized a new open market share repurchase program for up to an aggregate of $100 million of our outstanding common stock through March 31, 2004. This new program is in addition to the unused capacity of approximately $2 million remaining in our existing program, which is scheduled to expire in February 2003. We plan to periodically repurchase the shares in the open market based on market conditions and corporate considerations.

Changes in Financial Position, Liquidity and Capital Resources

During the first nine months of fiscal 2003, we generated $281 million of cash from operations, which we used to purchase $131.2 million of systems, equipment and other assets relating to contracts, to repurchase $57.4 million of our common stock and to early retire $40 million of Senior Notes. At November 23, 2002, we had $97.5 million of cash and cash equivalents on hand, of which approximately 84% was invested with two financial institutions. At the end of the fiscal 2003 third quarter, we had no borrowings under our $300 million credit facility.

Trade accounts receivable decreased by $17.6 million, from $100.4 million at February 23, 2002 to $82.8 million at November 23, 2002, primarily due to collections related to product sales we recorded in the prior fiscal year, along with the collection of certain domestic service receivables.

Inventories decreased by $14.9 million, from $86.6 million at February 23, 2002 to $71.7 million at November 23, 2002, primarily due to the recording of product sales in the third quarter of this fiscal year of a turnkey system to our customer in France and terminals to our customer in Spain, partially offset by spending related to product sales expected to be delivered during fiscal 2004.

Other current assets decreased by $4.3 million, from $22.7 million at February 23, 2002 to $18.4 million at November 23, 2002. The February 23, 2002 balance included $5.9 million of prepaid inventory that was shipped to us during the first half of this fiscal year.

Other assets decreased by $14.7 million, from $89.4 million at February 23, 2002 to $74.7 million at November 23, 2002, primarily due to the sale of interest rate swaps in the third quarter of this fiscal year.

Accounts payable increased by $8.5 million, from $43.4 million at February 23, 2002 to $51.9 million at November 23, 2002, primarily due to the timing of payments related to ongoing lottery system installations.

Accrued expenses decreased by $6.8 million, from $75.7 million at February 23, 2002 to $68.9 million at November 23, 2002, primarily due to the payment of costs accrued in connection with cost savings initiatives and operating efficiency programs.

Employee compensation decreased by $8.0 million, from $37.9 million at February 23, 2002 to $29.9 million at November 23, 2002, primarily due to the payment of fiscal 2002 management incentive compensation and employee profit sharing.

Income taxes payable decreased by $6.6 million, from $53.9 million at February 23, 2002 to $47.3 million at November 23, 2002, primarily due to tax benefits related to foreign currency translation and stock award plans which were recorded through other comprehensive income, partially offset by the timing of income tax payments.

Other liabilities increased by $13.3 million, from $28.0 million at February 23, 2002 to $41.3 million at November 23, 2002, primarily due to the deferral of revenue related to our joint venture in Taiwan. See "Guarantees" below and Note K to the Consolidated Financial Statements in our fiscal 2002 Annual Report on Form 10-K for further information.

Our business is capital-intensive. Although it is not possible to estimate precisely, we currently anticipate that net cash used for investing activities in fiscal 2003 will be in a range of $170 million to $180 million. We expect our principal sources of liquidity to be existing cash balances, along with cash generated from operations and borrowings under our credit facility. Our credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of November 23, 2002, there were no borrowings under the credit facility. We currently expect that our cash flow from operations and available borrowings under our credit facility will be sufficient for the foreseeable future to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund potential acquisitions and to repurchase shares of our common stock, from time to time, under our share repurchase programs.

Off-Balance Sheet Arrangements

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our World Headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. We account for the Partnership using the equity method. The following is a summary of certain unaudited financial information of the Partnership, along with the results of operations at November 23, 2002, used as the basis for applying the equity method of accounting (in thousands):

                                  (Unaudited)
                                  -----------
NOVEMBER 23, 2002
EARNINGS DATA:
  Net loss                        $      (639)
BALANCE SHEET DATA:
  Assets                          $    17,162
  Liabilities                          27,266

In the first nine months of fiscal 2003, we made lease payments of $0.3 million to the Partnership, which is included in selling, general and administrative expense in our Consolidated Income Statements. See Note K to the Consolidated Financial Statements in our fiscal 2002 Annual Report on Form 10-K for further information.

Guarantees

Taiwan

We have a 44% interest in Lottery Technology Services Investment Corporation ("LTSIC"), which is accounted for using the equity method. LTSIC's wholly owned subsidiary, Lottery Technology Services Corporation ("LTSC"), provides equipment and services, (which we supplied to LTSC), to the Bank of Taipei, who holds the license to operate the Taiwan Public Welfare Lottery.

At November 23, 2002, we have guaranteed approximately $4.4 million, or 44%, of $10.1 million of loans made by an unrelated commercial lender to LTSC. The loans have a maturity date of January 2007 and our guarantee expires in July 2007.

We are recognizing 56% of product sales and service revenue from LTSC. The remaining 44% of product sales and service revenue has been deferred and is included in other liabilities in our Consolidated Balance Sheets at November 23, 2002 and February 23, 2002. Sales of products and services to LTSC were $5.6 million during the first nine months of fiscal 2003. See Notes F and K to the Consolidated Financial Statements in our fiscal 2002 Annual Report on Form 10-K for further information.

Times Squared

At November 23, 2002, we have guaranteed $2.6 million of lease obligations of Times Squared Incorporated. The guarantee expires in December 2013. See Note F to the Consolidated Financial Statements in our fiscal 2002 Annual Report on Form 10-K for further information.

Market Risk Disclosures

The primary market risk inherent in our financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. Our exposure to commodity price changes is not considered material and is managed through our procurement and sales practices. We did not own any marketable equity securities during the first nine months of fiscal 2003.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of our total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At November 23, 2002, the estimated fair value of our $95 million of fixed rate Senior Notes approximated $104.1 million (as determined by an independent investment banker). A hypothetical 10% adverse or favorable change in interest rates applied to the fixed rate Senior Notes would not have a material effect on current earnings.

At November 23, 2002, the estimated fair value of our $175 million principal amount of 1.75% Convertible Debentures was $205.4 million (as determined by an independent investment banker). At November 23, 2002, a hypothetical 10% increase in interest rates would reduce the estimated fair value of the Convertible Debentures to $203.7 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of the Convertible Debentures to $207.2 million.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

We use various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. As of the second quarter of this fiscal year, we had $135 million of interest rate swap agreements in place on our fixed rate Series A and Series B Senior Notes, which effectively entitled us to exchange fixed rate payments for variable rate payments until May 2007. During the third quarter of fiscal 2003, we sold these interest rate swaps for $13.1 million, the proceeds of which were applied as follows:

                                Sale of interest rate swaps related to:
                             ---------------------------------------------
                              2004 Senior     2007 Senior
                                 Notes           Notes           Total
                             -------------   -------------   -------------
Long-term debt               $           -   $        10.0   $        10.0
Accounts receivable                    0.4             1.4             1.8
Other income                           1.2               -             1.2
Interest expense                       0.1               -             0.1
                             -------------   -------------   -------------
                             $         1.7   $        11.4   $        13.1
                             =============   =============   =============

In accordance with Financial Accounting Standards Board Statement 133, the $10.0 million addition to long-term debt will be amortized as a reduction of interest expense through the due date of the Series B Senior Notes (May 2007). The $1.8 million applied to accounts receivable represents receivables from banks for interest rate resets that were effective on May 15, 2002 and August 15, 2002.

In addition, we used cash on hand to repurchase, during the third quarter of fiscal 2003, $40 million of our 2004 Series A Senior Notes. In connection with this repurchase, we paid tender premiums to the holders of the notes and incurred associated fees totaling $3.4 million. This amount, along with the write-off of debt issuance costs of $0.1 million, net of $1.2 million in proceeds from the sale, as noted above, of certain interest rate swaps associated with these notes, are included in other income in our Consolidated Income Statements.

Equity price risk

At November 23, 2002, the estimated fair value of our $175 million principal amount of 1.75% Convertible Debentures was $205.4 million (as determined by an independent investment banker). At November 23, 2002, a hypothetical 10% increase in the market price of our common stock would increase the estimated fair value of the Convertible Debentures to $214.7 million and a hypothetical 10% decrease in the market price of our common stock would reduce the estimated fair value of the Convertible Debentures to $196.7 million.

Foreign Currency Exchange Rates

We are subject to foreign exchange exposures arising from current and anticipated transactions denominated in currencies other than our functional currency (United States dollars) and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts.

We seek to manage our foreign exchange risk by securing payment from our customers in United States dollars, by sharing risk with our customers, by utilizing foreign currency borrowings, by leading and lagging receipts and payments, and by entering into foreign currency exchange and option contracts. In addition, a significant portion of the costs attributable to our foreign currency revenues are payable in the local currencies. Whenever possible, we negotiate clauses into our contracts that allow for price adjustments should a material change in foreign exchange rates occur.

From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, we do not engage in currency speculation. At November 23, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $7.7 million that would be recorded in the equity section of our balance sheet.

At November 23, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $2.7 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At November 23, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2003 of $1.9 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2003 anticipatory cash flows that were hedged varied throughout the first nine months of fiscal 2003, but averaged 54%.

As of November 23, 2002, we had contracts for the sale of foreign currency of approximately $46.5 million (primarily euro, pounds sterling and Brazilian real) and the purchase of foreign currency of approximately $34.4 million (primarily pounds sterling, Brazilian real and Swedish Krona).

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk Disclosures" above.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer ("CEO") and our Senior Vice President and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions have been taken with regard to significant deficiencies or material weaknesses in such controls.

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

As previously reported, on October 2, 2002, the Regional Appeals Court of Dusseldorf, Public Procurement Division, ruled that the decision of Westdeutsche Lotterie GmbH & Co. OHG ("WestLotto") to award its new online lottery system contract to us was lawful and consistent with applicable legal authorities. This ruling overturned the determination of the Public Procurement Tribunal of Munster, announced on June 24, 2002 and served on June 26, 2002, which granted the bid protest of Scientific Games Corporation under the aforementioned online lottery procurement. On October 10, 2002, WestLotto announced that it would award the new online lottery systems contract to us.

As previously reported, upon the expiration of our current contract, Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, will attempt to handle internally some non-lottery operations that we currently perform under our contract and, with regard to the remaining lottery operations, is seeking to proceed with a competitive procurement process calculated to result in multiple vendors to administer Brazil's National Lottery, which is presently administered solely by us. See Part 1, Item 2 - "Significant Contract Rebids". We continue to press in Brazilian courts our contention, which we believe to have merit, that the CEF procurement process (detailed in previous reports) violates a prior Brazilian judicial decision as well as other applicable Brazilian law. We remain unable to predict the outcome of our legal challenges to the CEF's procurement process. During our 2003 third quarter, CEF indicated that it plans to request that we extend the term of our contract with CEF, which is scheduled to end in January 2003, for an additional six months.

For information respecting these and certain other legal proceedings, refer to
Part I, Item 1 - "Certain Factors That May Affect Future Performance - Government Regulations and Other Actions Affecting the Online Lottery Industry Could Have a Negative Effect On the Company's Business", Part I, Item 3 - "Legal Proceedings" and Note F to Consolidated Financial Statements, in our fiscal 2002 Annual Report on Form 10-K, and Part II, Item 1 - "Legal Proceedings" in our Quarterly Report for the quarterly periods ended respectively, May 25, 2002 and August 24, 2002.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The exhibits to this report are as follows:

    12.1     Computation of Ratio of Earnings to Fixed Charges

    99.1 Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company

    99.2 Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company

(b) Reports on Form 8-K - We filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter to which this report relates:

    (i) We filed a report on Form 8-K on September 13, 2002 incorporating by reference a press release we issued on September 13, 2002 announcing our fiscal 2003 second quarter and year to date results. In addition, we revised our earnings guidance upward for the fiscal year ending February 22, 2003.

    (ii) We filed a report on Form 8-K on October 2, 2002 incorporating by reference a press release we issued on October 2, 2002 announcing that we launched an offer to purchase up to $50 million of our 7.75% Series A Guaranteed Senior Notes due 2004 and our 7.87% Series B Guaranteed Senior Notes due 2007.

    (iii) We filed a report on Form 8-K on November 6, 2002 incorporating by reference a press release we issued on November 6, 2002 announcing that the Taiwan National Lottery recalled previously issued instant tickets distributed by a partnership in which we own a 44% interest.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GTECH HOLDINGS CORPORATION

Date: January 2, 2003          By /s/ Jaymin B. Patel
                                ------------------------------------------------
                                Jaymin B. Patel, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 2, 2003         By /s/ Robert J. Plourde
                                ------------------------------------------------
                                Robert J. Plourde, Vice President and Corporate Controller (Principal Accounting Officer)

                                CERTIFICATIONS

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

                                           GTECH HOLDINGS CORPORATION

Date:  January 2, 2003                     By /s/ W. Bruce Turner
                                           -------------------------------------
                                           W. Bruce Turner
                                           President and Chief Executive Officer

I, Jaymin B. Patel, Senior Vice President and Chief Financial Officer of GTECH Holdings Corporation (the "Company"), certify that:

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

                                      GTECH HOLDINGS CORPORATION

Date: January 2, 2003                 By /s/ Jaymin B. Patel
                                      ------------------------------------------
                                      Jaymin B. Patel, Senior Vice President and
                                      Chief Financial Officer