Form 10-K
period 2003-02-22
GTECH HOLDINGS CORP
filed 2003-04-25
CIK 857323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED: FEBRUARY 22, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________.

                         COMMISSION FILE NUMBER 1-11250

                              --------------------

                           GTECH HOLDINGS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                05-0450121
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

              55 TECHNOLOGY WAY, WEST GREENWICH, RHODE ISLAND 02817
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (401) 392-1000

           Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class:           Name of Each Exchange on which Registered:
       -------------------            -----------------------------------------
       Common Stock $.01 par value    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 YES [X] NO [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 24, 2002 was approximately $1.14 billion.

On April 3, 2003, there were 56,699,012 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                            Location on Form 10-K

Portions of Registrant's Proxy Statement                  Part III
For its 2003 Annual Meeting of Shareholders

                           GTECH HOLDINGS CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 22, 2003

                                      INDEX

                                                                                                                Page
                                                                                                                ----
                                                        PART I

Item 1.           Business                                                                                        3
Item 2.           Properties                                                                                     28
Item 3.           Legal Proceedings                                                                              29
Item 4.           Submission of Matters to a Vote of Security Holders                                            31

                                                       PART II

Item 5.           Market For Registrant's Common Equity and Related Stockholder Matters                          34
Item 6.           Selected Consolidated Financial Data                                                           35
Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                    36
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                     54
Item 8.           Financial Statements and Supplementary Data                                                    55
Item 9.           Changes in and Disagreements With Accountants on Accounting
                    and Financial Disclosures                                                                   102

                                                      PART III

Item 10.          Directors and Executive Officers of the Registrant                                            103
Item 11.          Executive Compensation                                                                        103
Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                                               103
Item 13.          Certain Relationships and Related Transactions                                                103
Item 14.          Controls and Procedures                                                                       103
Item 15.          Principal Accountant Fees and Services                                                        103

                                                       PART IV

Item 16.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              104

                                     PART I

         When used in this report, the terms "Company", "we", "our" and "us" refer to GTECH Holdings Corporation ("Holdings") and its consolidated subsidiaries, including GTECH Corporation ("GTECH").

ITEM 1. BUSINESS

GENERAL

The Company, a global information technology company providing software, networks and professional services that power high-performance, transaction processing solutions, is the world's leading operator of highly-secure online lottery transaction processing systems. We currently operate online lottery systems for, or supply equipment and services to, 25 of the 39 online lottery authorities in the United States, and currently operate, provide equipment and services to, or have entered into contracts to operate or provide equipment and services in the future to, online lottery systems for 59 of the 105 international online lottery authorities.

We provide integrated online lottery solutions, services and products to governmental lottery authorities and governmental licensees worldwide. We offer our customers a full range of lottery technology services, including the design, assembly, installation, operation, maintenance and marketing of online lottery systems and instant-ticket support systems. Our lottery systems consist of numerous lottery terminals located in retail outlets, central computer systems, systems software and game software, and communications equipment which connects the terminals and the central computer systems.

Historically, the majority of our lottery customers in the United States have entered into long-term service contracts (typically at least five years in duration) pursuant to which we provide, operate and maintain the customers' online lottery systems in return for a percentage of the gross lottery sales. Many of our international lottery customers have purchased their online lottery systems, although some, especially lottery authorities in Eastern Europe and Latin America, have entered into long-term service contracts with us. In recent years there has been, in general, an industry movement away from product sales in favor of long-term service contracts. In fiscal 1993, approximately 70% of our lottery revenues were derived from our portfolio of long-term online lottery service contracts with substantially all of the remainder being derived from lottery product sales. In fiscal 2003 (which ended on February 22, 2003) approximately 88% of our lottery revenues were derived from online lottery service contracts.

In recent years, lottery authorities have recognized that by offering new games or products, they often are able to generate significant additional revenues. An important part of our strategy is to develop new products and services for our customers in order to increase their lottery revenues. Indicative online products and services introduced recently to increase lottery revenues for our customers include Aladdin(TM), the Extra-Online(TM) game, and e-scratch(TM). Aladdin(TM) is a credit-card sized lottery ticket, that, through the use of magnetic strip and thermal printing technology, can be reused up to 500 times, and which also can be employed in various non-lottery commercial contexts. The Extra-Online(TM) game is an online lottery game that permits players to purchase an additional game with instant-ticket features, thus enhancing wagering interest. Our e-scratch(TM) product is a web-based interactive suite of scratch and reveal games that combines the security and convenience of online play with the entertainment, branded content and immediate gratification of instant-tickets. In recent years, we have also introduced various instant-ticket support services, products and systems to assist our lottery customers in increasing revenue. We currently provide instant-ticket support services, products and systems in 24 domestic jurisdictions and 26 jurisdictions outside of the United States.

In appropriate circumstances, we have extended our online lottery product offerings through acquisitions. In March 2003 (after the close of fiscal 2003), we entered into an agreement to acquire Interlott Technologies, Inc. ("Interlott"), a leading provider of instant-ticket vending machines for the worldwide lottery industry. This agreement provides for us to pay $9.00 per share of Interlott in cash or Holdings Common Stock, and to assume debt of approximately $21 million, for a total purchase price of approximately $85 million. Our obligation to complete this acquisition is subject to obtaining approval of the transaction by Interlott shareholders, securing necessary regulatory consents, and satisfying certain other closing conditions. Approval of this transaction by our shareholders is not required. We expect the closing of the Interlott acquisition to occur by late July 2003. We believe that our acquisition of Interlott will expand our presence in the instant-ticket distribution segment, and thereby allow us to grow our core lottery market. See "Significant Developments Since The Start of Fiscal 2003", and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

In recent years, we have taken steps to broaden our offerings of high-volume transaction processing services outside of our core market of providing online lottery services. In February 2003 (after the close of fiscal 2003) we entered into an agreement to purchase a controlling equity position in PolCard S.A. ("PolCard"), a leading debit and credit card merchant transaction acquirer and processor in Poland. This agreement provides for the purchase of approximately 99.7% of the outstanding share capital of PolCard from its present shareholders, a group of Polish banks and a travel services company, Orbis S.A. The acquisition of PolCard will be effected through a Polish company created for purposes of the acquisition. After completion of the acquisition, we will own 62.8% of PolCard's outstanding equity, two funds managed by Innova Capital Sp. zo.o ("Innova"), a Warsaw-based private equity investment advisor, will own 36.9% of PolCard's outstanding equity, and the Polish Bank Association, one of PolCard's current owners, will continue to own 0.3% of the outstanding equity of PolCard. The aggregate purchase price to be paid by us and Innova for the PolCard equity to be acquired, together with approximately $2 million in debt assumed as part of the transaction, is expected to be approximately $62 million. Consummation of the PolCard acquisition is contingent upon the approval of the Polish Competition and Consumer Protection Office and the Polish Bank Association, and is subject to certain other closing conditions. We have the option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us, during the period commencing approximately four and ending approximately six years after closing. We expect the closing of the PolCard acquisition to occur in June 2003. We believe that our acquisition of PolCard will permit us to leverage our existing infrastructure in Poland in the development of our commercial services product offerings. See "Significant Developments Since The Start of Fiscal 2003", and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

GTECH Corporation was founded in 1980. GTECH Holdings Corporation acquired GTECH Corporation in a leveraged buy-out in February 1990.

Our World Headquarters is located at 55 Technology Way, West Greenwich, Rhode Island 02817, and our telephone number is (401) 392-1000. See "Significant Developments Since the Start of Fiscal 2003", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 23 to Notes to Consolidated Financial Statements, below for information respecting a possible relocation of our World Headquarters and certain related matters.

Our Internet address is www.gtech.com. We make available free of charge through our Internet address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we review our financial results during quarterly earnings conference calls to which we invite the public to listen in. We typically announce by press release the date and time of, and dial-in and Internet-access information respecting, our quarterly earnings conference calls several days in advance.

FORWARD-LOOKING STATEMENTS

Statements contained or incorporated by reference in this report which are not historical statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Generally, the words "may", "will", "should", "could", "expect", "plan", "anticipate", "intend", "believe", "estimate", "continue", "project" and similar expressions identify forward-looking statements. Such statements include, without limitation, statements relating to:

    - the future prospects for and stability of the lottery industry and other businesses in which we are engaged or expect to be engaged;

    -    our future operating and financial performance;

    - our ability to retain existing contracts and to obtain and retain new contracts; and

    -    the results and effects of legal proceedings and investigations.

These forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, among other things, the matters described in this report under "Certain Factors That May Affect Future Performance" below.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

The future performance of our business is subject to the factors set forth below, as well as the other considerations described elsewhere herein.

GOVERNMENT REGULATIONS AND OTHER ACTIONS AFFECTING THE ONLINE LOTTERY INDUSTRY COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

In the United States and in many international jurisdictions where we currently operate or seek to do business, online lotteries are not permitted unless expressly authorized by law. The successful implementation of our growth strategy and our business could be materially adversely affected if jurisdictions that do not currently authorize lotteries do not approve online lotteries or if those jurisdictions that currently authorize lotteries do not continue to permit such activities.

Once authorized, the ongoing operations of lotteries and lottery operators are typically subject to extensive and evolving regulation. Lottery authorities generally conduct an intensive investigation of the winning vendor and its employees prior to and after the award of a lottery contract. Lottery authorities with which we do business may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of our securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract. Additional restrictions are often imposed by international jurisdictions in which we market our lottery systems upon foreign corporations, such as us, seeking to do business there.

Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrong-doing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business.

Finally, sales generated by online lottery games are dependent upon decisions over which we have no control made by lottery authorities with respect to the operation of these games, such as matters relating to the marketing and prize payout features of online lottery games. Because we are typically compensated in whole or in part based on a jurisdiction's gross online lottery sales, lower than anticipated sales due to these factors could have a material adverse effect on our revenues.

OUR LOTTERY OPERATIONS ARE DEPENDENT UPON OUR CONTINUED ABILITY TO RETAIN AND EXTEND OUR EXISTING CONTRACTS AND WIN NEW CONTRACTS.

We derive the majority of our revenues and cash flow from our portfolio of long-term facilities management contracts and operating contracts, or collectively, our online lottery service contracts. Upon the expiration of a contract, lottery authorities may award new contracts through a competitive procurement process. In addition, our lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and for other specified reasons, and many of our contracts permit the lottery authority to terminate the contract at will with limited notice and do not specify the compensation, if any, to which we would be entitled were such termination to occur.

In addition, some of our lottery contracts permit the lottery authority to acquire title to our system-related equipment and software during the term of the contract or upon the expiration or earlier termination of the contract, in some cases without paying us any compensation related to the transfer of that equipment and software to the lottery authority.

The termination of or failure to renew or extend one or more lottery contracts, the renewal or extension of one or more lottery contracts on materially altered terms or the loss of our assets without compensation could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

SLOW GROWTH OR DECLINES IN SALES OF ONLINE LOTTERY GOODS AND SERVICES COULD ADVERSELY AFFECT OUR FUTURE REVENUES AND PROFITABILITY.

In recent years, as the United States lottery industry has matured, the rate of lottery sales growth has slowed and certain of our customers have from time-to-time experienced a downward trend in sales. These developments may in part reflect increased competition that the lottery industry has experienced in recent years for the consumers' entertainment dollar, including by virtue of a proliferation of destination gaming venues, and an increased availability of Internet gaming opportunities. Our future success will depend, in part, on the success of the lottery industry, as a whole, in attracting and retaining players in the face of such increased competition for the consumers' entertainment dollar (which competition may well increase further in the future), as well as our own success in developing innovative products and systems to achieve this goal. Our future success also will depend, in part, on our ability to develop innovative products and services to permit us to successfully market transaction processing goods and services outside of the lottery industry. Our failure to achieve these goals could have a material adverse effect on our business, financial condition and results and prospects. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

WE HAVE SIGNIFICANT FOREIGN CURRENCY EXPOSURE.

Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts. We are exposed to currency exchange rate fluctuations because a significant portion of our revenues is denominated in currencies other than the United States dollar. These exchange rate fluctuations have in the past adversely affected our operating results and may continue to adversely affect our results of operations and the value of our assets outside the United States. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

WE ARE SUBJECT TO THE ECONOMIC, POLITICAL AND SOCIAL INSTABILITY RISKS OF DOING BUSINESS IN FOREIGN JURISDICTIONS.

We are a global business and derive a substantial portion of our revenue from our operations outside the United States. In particular, in fiscal 2003, we derived approximately 49% of our revenues from our international operations and approximately 10.3% of our revenues from our Brazilian operations alone (including 9.8% of our revenues from the National Lottery of Brazil, our largest customer in fiscal 2003 based on annual revenues). In addition, a substantial portion of our assets are held outside of the United States. We are also exposed to more general risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability. See Item 8, Note 21 of Notes to Consolidated Financial Statements included in this report, for additional financial information respecting geographic areas where we conduct business.

The occurrence of any of these events in the markets where we operate could jeopardize or limit our ability to transact business in those markets in the manner we expect and could have a material adverse effect on our business, financial condition, results and prospects.

WE HAVE A CONCENTRATED CUSTOMER BASE AND THE LOSS OF ANY OF OUR LARGER CUSTOMERS COULD HARM OUR RESULTS.

Revenue from our top ten customers accounted for approximately 48.6% of our total revenue for the fiscal year ended February 22, 2003. If we were to lose any of these larger customers, or if these larger customers experience slow lottery ticket sales and consequently reduced lottery revenue, our business, financial condition, results and prospects could suffer.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

We have experienced and may continue to experience significant fluctuations in our operating results from quarter to quarter due to such factors as the amount and timing of product sales, the occurrence of large jackpots in lotteries (which increase the amount wagered and our revenue) and expenses incurred in connection with lottery start-ups. Fluctuations in our operating results from quarter to quarter may cause our operating results to be below the expectations of securities analysts and investors.

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT.

The online lottery industry is becoming increasingly competitive in the United States and internationally, which could adversely affect our ability to win renewals of contracts from our existing customers or to win contract awards from other lottery authorities. In addition, awards of contracts to us are, from time to time, challenged by our competitors. Increased competition also may have a material adverse effect on the profitability of contracts which we do obtain. See "Competition" below.

WE ARE SUBJECT TO SUBSTANTIAL PENALTIES FOR FAILURE TO PERFORM UNDER OUR CONTRACTS.

Our lottery contracts typically permit termination of the contract at any time for failure by us to perform and for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under these contracts may result in substantial monetary liquidated damages, as well as contract termination. These provisions in our lottery contracts present an ongoing potential for substantial expense.

Lottery contracts also generally require us to post a performance bond, which in some cases may be substantial, to secure our performance under such contracts. We paid or incurred liquidated damages with respect to our contracts in an amount equal to 0.47%, 0.14%, 0.47%, 0.56% and 0.35% of our annual revenues in fiscal 2003, 2002, 2001, 2000 and 1999, respectively. If we incur substantial liquidated damages in the future, it could significantly reduce the amount of funds that we have available for other uses in our business and may delay or prevent us from pursuing and achieving our growth strategy, which could have a material adverse effect on our business, financial condition, results and prospects.

WE MAY NOT BE ABLE TO RESPOND TO TECHNOLOGICAL CHANGES OR TO SATISFY FUTURE TECHNOLOGY DEMANDS OF OUR CUSTOMERS.

Most of our software and hardware products are based on proprietary technologies. While we believe that certain of our technologies, such as our Enterprise Series(TM) open-architecture software platform, provides an industry standard, if we were to fail to develop our product and service offerings to take advantage of technological developments, we may fall behind our competitors and our business, financial condition, results and prospects could suffer.

EXPANSION OF THE GAMING INDUSTRY FACES OPPOSITION.

Gaming opponents continue to persist in efforts to curtail the expansion of legalized gaming. We can give no assurance that this opposition will not succeed in preventing the legalization of online gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion of online gaming where it is currently permitted, in either case to the detriment of our business, financial condition, results and prospects.

OUR BUSINESS PROSPECTS AND FUTURE SUCCESS DEPEND UPON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES.

Our business prospects and future success depend, in part, upon our ability to attract and to retain qualified managerial, marketing and technical employees. Competition for such employees is sometimes intense, and we may not succeed in hiring and retaining the executives and other employees that we need. Our loss of or inability to hire key employees could have a material adverse effect on our business, financial condition, results and prospects.

OUR BUSINESS PROSPECTS AND FUTURE SUCCESS RELY HEAVILY UPON THE INTEGRITY OF OUR EMPLOYEES AND EXECUTIVES AND THE SECURITY OF OUR SYSTEMS.

The real and perceived integrity and security of a lottery is critical to its ability to attract players. We strive to set exacting standards of personal integrity for our employees and system security for the systems that we provide to our customers, and our reputation in this regard is an important factor in our business dealings with lottery and other governmental agencies. For this reason, an allegation or a finding of improper conduct on our part, or on the part of one or more of our employees that is attributable to us, or an actual or alleged system security defect or failure attributable to us, could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewal contracts.

OUR NON-LOTTERY VENTURES MAY FAIL.

Our business prospects and future success depend, in part, upon our ability to expand our transaction processing services into complementary and parallel markets outside of our core lottery market. Because we have less experience in non-lottery markets than we have in our core lottery market, our non-lottery ventures present an enhanced element of risk for us. The failure of one or more of our non-lottery ventures could have a material adverse effect on our business, financial condition, results and prospects.

WE MAY BE SUBJECT TO ADVERSE DETERMINATIONS IN PENDING LEGAL PROCEEDINGS.

At present, we are party to a securities class action lawsuit filed against us and some of our current and former officers and directors and to other legal proceedings which are described more fully in this report in Item 3 under "Legal Proceedings." We may not prevail in any of these legal proceedings. If we are not successful in defending these legal proceedings, we could incur substantial monetary judgments or penalties or damage to our reputation, and whether or not we are successful, the proceedings may occupy the time and attention of our senior management.

SIGNIFICANT DEVELOPMENTS SINCE THE START OF FISCAL 2003

                             LOTTERY CONTRACT AWARDS

Since the start of fiscal 2003 (which ended on February 22, 2003), we have received a number of contract awards and extensions from lottery authorities.

NEW ONLINE CUSTOMERS. During fiscal 2003, we received awards to install online systems from three new online customers. In June 2002, following a competitive procurement we entered into a contract to provide the Minnesota lottery authority with new online lottery equipment, technology and services, including our Enterprise Series(TM) system architecture and Altura(R) terminals. Sales commenced under our contract with the Minnesota lottery authority in February 2003. In December 2002, we entered into a product sales contract to provide a turnkey online lottery system to Organizacion Nacional de Ciegos Espanoles ("ONCE") in Spain. The lottery goods and services that we contracted to provide to ONCE under this new agreement include central system hardware and software, a non-exclusive software license, and innovative secure handheld lottery terminals developed by us and Ingenico Iberia, the Spanish subsidiary of Ingenico S.A., a world leader in secure transaction systems. Finally, in October 2002, we were selected following a competitive procurement to enter into a product sales contract to provide a new online and instant-ticket central system, including our Enterprise Series(TM) system architecture, and related services to Westdeutsche Lotterie GmbH & Co. OHG ("WestLotto"), the operator of online and instant-ticket lottery games in the German state of Nordrhein-Westfalen.

NEW CONTRACTS AND EXTENSIONS WITH EXISTING CUSTOMERS. Since the start of fiscal 2003, we also have been awarded new contracts by, or have received contract extensions from, a number of our existing customers.

In October 2002, we entered into a new contract with the California lottery authority, an existing customer of ours, following a competitive procurement to provide equipment and services for an integrated online and instant-ticket lottery system, and an associated telecommunications network, which system shall commence operations upon the expiration of our existing contract in October 2003. Also in October 2002, following a competitive procurement, we entered into a contract to provide a new integrated online and instant-ticket central system, together with related services, to An Post National Lottery Company (the "NLC"), the operator of the National Lottery in Ireland, upon the expiration of our prior contract with the NLC in December 2002. In November 2002, we announced that following a competitive procurement, we had been awarded a contract by the Georgia lottery authority, an existing customer of ours, to provide equipment (including a new wireless telecommunications network) and related services for a new online gaming system. We are in the process of finalizing with the Georgia lottery authority the terms of the agreement reflecting this award.

During fiscal 2003 we also were awarded, after competitive procurements, contracts to supply to lottery authorities in Belgium, Kansas, Virginia and New York (each of which was an existing customer of ours) goods and services outside of the context of a new system installation. In May 2002, we were awarded a contract to sell new lottery terminals and a new telecommunications network, and to provide services, including ongoing software and hardware maintenance and support services, to Loterie Nationale of Belgium, and are in the process of finalizing the terms of the agreement reflecting this award. In September 2002, we entered into a contract with the Kansas lottery authority, to provide equipment and services for a new satellite communications system consisting of our private radio network, digital leased lines and VSAT technology. In September 2002, we entered into a contract with the Virginia lottery authority, to provide field services and repair shop services under a contract that has a term of three years with three one-year extension options. In December 2002, we entered into a multi-year subcontract with Verizon Select Services, Inc. to provide equipment and services for a fully integrated communications network system for the New York lottery authority. Finally, in February 2003, we entered into a contract with the British Columbia Lottery Corporation to upgrade its existing lottery central system, which we currently supply, with our AlphaGols(TM) systems.

During fiscal 2003, the lottery authorities of Washington State, Missouri, Arizona, Idaho, Turkey and Singapore Pools (Private) Ltd., exercised options to extend the terms of their online contracts with us.

In October 2002, following a competitive procurement, the Colorado lottery authority selected another vendor to provide equipment and services for a new integrated online and instant-ticket lottery system upon the scheduled expiration of our current contract with the Colorado lottery in October 2004.

                           OTHER PRODUCTS AND SERVICES

During fiscal 2003, we entered into a number of agreements respecting products and services outside of our traditional online lottery product offerings. In February 2002 (but after the start of fiscal 2003), we signed an agreement with Camelot Group plc, the operator of the United Kingdom National Lottery, to develop and license to Camelot new software applications to allow online, interactive offerings of lottery games directly over the Internet for players in the United Kingdom. During fiscal 2003, we made several announcements respecting our video lottery products and services. In July 2002, we announced that we had been selected following a competitive procurement to supply a new video lottery central computer system to the Swedish lottery authority, AB Svenska Spel. We are in the process of finalizing the terms of the agreement reflecting this award. In addition, in October 2002, we entered into an agreement to supply the Canadian Province of Alberta with a new video lottery central system. In August 2002, we entered into a five-year contract extension with the Oregon lottery authority to provide video lottery software development services and technical support. In addition to these developments, in March 2002, we announced that, acting with the Rhode Island lottery authority, we had activated the lottery industry's first technically integrated, multi-vendor, wide area progressive jackpot system for 72 video lottery terminals from four vendors located in two separate locations in Rhode Island. Finally, during fiscal 2003 we entered into several agreements in furtherance of our efforts to broaden our product offerings, and to leverage our infrastructure, in the commercial services business. In March 2002, we entered into an agreement with Supreme Ventures Limited, a licensee operating certain online games in Jamaica, and Mossel Jamaica Limited, a cellular telephone service provider in Jamaica ("Digicel") to provide Digicel with a non-exclusive distribution network for the electronic sale of personal identification numbers for cellular phone usage in Jamaica, thus providing consumers in Jamaica with the ability to place cellular telephone calls using purchased minutes. In October 2002, we announced that we had been selected as a subcontractor to provide call center services for select automated government benefits programs in Illinois and Maine under prime contracts awarded, respectively, to Northrop Grumman Information Technology and Affiliated Computer Services, Inc. We entered into an agreement reflecting the Maine government benefits program award in October 2002, and are in the process of finalizing the terms of the agreement respecting the Illinois government benefits program award. In December 2002, we signed an agreement with Grupo Iusacell S.A. de C.V. ("IUSACell"), a leading digital wireless telecommunications operator in Mexico, in connection with our planned August 2003 launch of a pilot program that will offer certain prepaid electronic cellular top-up and bill payment services to customers of utilities and cellular carriers at retail locations in Mexico. We are currently in negotiation with a number of utilities and cellular carriers (in addition to IUSACell) with respect to their possible participation in this pilot program.

                             MANAGEMENT DEVELOPMENTS

Several significant management developments took place since the start of fiscal 2003. In August 2002, W. Bruce Turner was appointed as our President and Chief Executive Officer following the resignation of Howard S. Cohen as President and Chief Executive Officer. In October 2002, David J. Calabro was appointed as our Executive Vice President and Chief Operating Officer, and Timothy B. Nyman was named as our Senior Vice President of Global Services.

                   DEVELOPMENTS SINCE THE CLOSE OF FISCAL 2003

Since the close of fiscal 2003 (on February 22, 2003) we entered into agreements to acquire in separate transactions Interlott Technologies, Inc. and a controlling equity position in PolCard S.A.

In March 2003, we entered into an agreement to acquire Interlott Technologies, Inc. ("Interlott"), a leading provider of instant-ticket vending machines for the worldwide lottery industry. This agreement provides for us to pay $9.00 per share of Interlott in cash or Holdings Common Stock, and to assume debt of approximately $21 million, for a total purchase price of approximately $85 million. Our obligation to complete this acquisition is subject to obtaining approval of the transaction by Interlott shareholders, securing necessary regulatory consents, and satisfying certain other closing conditions. Approval of this transaction by our shareholders is not required. We expect the closing of the Interlott acquisition to occur by late July 2003. We believe that our acquisition of Interlott will expand our presence in the instant-ticket distribution segment, and thereby allow us to grow our core lottery market. See "General", above, and Item 7, "Management's Discussion and Analysis of Financial Results and Results of Operations."

In February 2003, we entered into an agreement to purchase a controlling equity position in PolCard S.A. ("PolCard"), a leading debit and credit card merchant transaction acquirer and processor in Poland. This agreement provides for the purchase of approximately 99.7% of the outstanding share capital of PolCard from its present shareholders, a group of Polish banks and a travel services company, Orbis S.A. The acquisition of PolCard will be effected through a Polish company created for purposes of the acquisition. After completion of the acquisition, we will own 62.8% of PolCard's outstanding equity, two funds managed by Innova Capital Sp. zo.o ("Innova"), a Warsaw-based private equity investment advisor, will own 36.9% of PolCard's outstanding equity, and the Polish Bank Association, one of PolCard's current owners, will continue to own 0.3% of the outstanding equity of PolCard. The aggregate purchase price to be paid by us and Innova for the PolCard equity to be acquired, together with approximately $2 million in debt assumed as part of the transaction, is expected to be approximately $62 million. Consummation of the PolCard acquisition is contingent upon the approval of the Polish Competition and Consumer Protection Office and the Polish Bank Association, and is subject to certain other closing conditions. We have the option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us, during the period commencing approximately four and ending approximately six years after closing. We expect the closing of the PolCard acquisition to occur in June 2003. We believe that our acquisition of PolCard will permit us to leverage our existing infrastructure in Poland in the development of our commercial services product offerings. See "General" above, and Item 7, "Management's Discussion and Analysis of Financial Results and Results of Operations, below."

In April 2003, we entered into an agreement with Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery and our largest customer in fiscal 2003 based on annual revenues, pursuant to which the term of our contract with CEF, which had been scheduled to expire in April 2003, is extended for 25 months from April 2003 (with CEF having the right to elect upon prior notice to terminate the contract early at any time after 20 months), and fees payable under our contract are reduced by 15%. See Item 3, "Legal Proceedings", Item 7, "Management's Discussion and Analysis of Financial Results and Results of Operations", and Note 11 to Notes to Consolidated Financial Statements, below.

In April 2003, we entered into a Memorandum of Understanding ("MOU") with the State of Rhode Island (the "State"), the Rhode Island Economic Development Corporation (the "EDC") and the City of Providence, Rhode Island (the "City"). Pursuant to the MOU, we agreed to develop and construct a new 210,000 square foot world corporate headquarters facility in the City and a new manufacturing facility in the Town of West Warwick, Rhode Island. The State agreed, pursuant to the MOU, to support the passage of legislation authorizing the Rhode Island Lottery Commission to enter into a contract with us under which we would purchase the right to become the exclusive provider of online, instant-ticket and video lottery systems and services for the Rhode Island Lottery (the "Lottery") during the 20 year term of the contract for an up-front payment by us in the amount of $12.5 million (the "Master Contract"). The MOU further provides that, through December 31, 2008, we are to invest at least $100 million in the State, in the aggregate, in connection with the development and construction of our new world corporate headquarters and manufacturing facilities, and performing our obligations under the Master Contract. The MOU calls for the EDC and the City to facilitate our obtaining certain tax incentives from State and local authorities in connection with the relocation of our world corporate headquarters.

We plan to discharge our obligations under the MOU respecting the relocation of our world corporate headquarters by having a new 210,000 square foot office building built in the Capital Center District of the City and relocating our world corporate headquarters to that facility for the term of the Master Contract. We are presently evaluating whether we will own or lease that facility. As contemplated by the MOU, we expect to replace the video lottery terminals we have previously installed with new terminals and to provide the Lottery with an additional 1,000 new video lottery terminals.

In April 2003, we also announced that we intended to enter into a purchase and sale agreement with a subsidiary of Amgen Inc. ("Amgen"), a global biotechnology company, for the sale of our World Headquarters facilities and surrounding property in West Greenwich, Rhode Island. Our World Headquarters facilities are owned, and leased to us, by West Greenwich Technology Associates, L.P. (the "Partnership"), a limited partnership in which we have a 50% limited partnership interest, and any definitive purchase and sale agreement would require the approval of, and participation as a party by, the Partnership. We subsequently announced that these negotiations with Amgen ended without agreement.

As of April 23, 2003, we are in negotiations with the State, the EDC and the City regarding a possible amendment to the MOU to reflect changes resulting from the termination of the Amgen negotiations. On the basis of such negotiations to date, we do not presently believe that the termination of our negotiations with Amgen will affect the planned relocation of our world corporate headquarters to the City, or materially impact the implementation of the other arrangements described above with respect to the MOU, except that we now plan to upgrade and otherwise modify our existing manufacturing facility in the Town of West Greenwich, Rhode Island to support our expected expansion and consolidation of manufacturing operations, rather than construct a new manufacturing facility in the Town of West Warwick, Rhode Island. However, because such negotiations are ongoing and the arrangements described in the MOU are, in any event, subject to the passage of legislation by the State, the negotiation and execution of definitive agreements (including the Master Contract), and certain other contingencies, there can be no assurance that the transactions described above will be consummated, or if they are consummated, that they will not be on terms that differ materially from the terms set forth above. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 23 to Notes to Consolidated Financial Statements, below.

LOTTERY INDUSTRY

Statements relating to the lottery industry contained in this report are based on information compiled by us, or derived from independent public sources which we believe to be reliable. No assurance can be given, however, regarding the accuracy of such statements. In general, there is less publicly-available information concerning the international lottery industry than the lottery industry in the United States.

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

Although there are many types of lotteries in the world, it is possible to categorize government authorized lotteries into two principal groups: online lotteries and off-line lotteries. An online lottery is conducted through a computerized lottery system in which lottery terminals are connected to a central computer system. An online lottery system is generally utilized for conducting games such as lotto, sports pools, keno and numbers, in which players make their own selections. Off-line lotteries feature lottery games which are not computerized, including traditional off-line lottery games and instant-ticket games. Traditional off-line lottery games, in which players purchase tickets which are manually processed for a future drawing, generally are conducted only in international jurisdictions. Instant-ticket games, in which players scratch off a coating from a pre-printed ticket to determine if it is a winning ticket, are conducted both internationally and in the United States.

In general, online lotteries generate significantly greater revenues than both traditional off-line lottery games and instant-ticket games. In addition, there are several other advantages to online lotteries as compared to traditional off-line lotteries. Unlike traditional off-line lottery games, wagers can be accepted and processed by an online lottery system until minutes before a drawing, thereby significantly increasing the lottery's revenue in cases in which a large prize has attracted substantial wagering interest. Online lottery systems also provide greater reliability and security, allow a wider variety of games to be offered and automate accounting and administrative procedures which are otherwise manually performed.

Typically, approximately 50% of the gross revenues of an online lottery in the United States is returned to the public in the form of prizes. Approximately 35% is used by the state to support specific public programs or as a contribution to the state's general funds. The remaining 15% is generally used to fund the operations of the lottery, including the cost of advertising, sales commissions to point-of-purchase retailers and service fees to vendors such as us.

According to La Fleur's 2002 World Lottery Almanac, from 1971 through 2002, total annual lottery ticket sales in the United States grew from approximately $147.5 million to approximately $43.3 billion, although, in recent years, as the United States lottery industry has matured, the rate of lottery sales growth has slowed and certain of our customers have from time-to-time experienced a downward trend in sales. See "General" above. Historically, most of the growth in ticket sales has occurred in the online portion of the lottery business which accounted for approximately 91% of total lottery ticket sales in 2002.

There are currently 39 jurisdictions operating online lotteries in the United States. Implementation of lotteries in other jurisdictions, will depend upon successful completion of legislative, regulatory and administrative processes.

Outside the United States, government operated or licensed lotteries, many of which are off-line, have a long history. The international online lottery industry has experienced significant growth. Since 1977, when there were no online lotteries operating outside of the United States, 105 international jurisdictions have implemented online lottery systems. A number of other international jurisdictions, principally in Europe, Asia-Pacific, and Latin America, are currently considering the implementation of online lotteries.

ONLINE LOTTERY BUSINESS

                            ONLINE LOTTERY CONTRACTS

OVERVIEW. We generally conduct business under one of three types of contractual arrangements which are described in more detail below: Facilities Management Contracts, Operating Contracts and Product Sales Contracts. Under a typical Facilities Management Contract, we install, operate and maintain a lottery system, while retaining ownership of the lottery system. These contracts generally provide for service fees directly from the lottery authority to us based on a percentage of online lottery ticket sales. Under an Operating Contract, we generally provide the same services as under a Facilities Management Contract, but sell the lottery system and license the computer software to the lottery authority. Ongoing service fees to us under an Operating Contract are usually based on a percentage of lottery ticket sales. Under a Product Sales Contract, we sell, deliver and install a turnkey lottery system or lottery equipment and license the computer software for a fixed price, and the lottery authority subsequently operates and maintains the lottery system.

The collection of lottery monies, the selection of winners, the financial responsibility for the payment of prizes and the qualification of retail sales agents are usually the sole responsibility of the lottery authority in each jurisdiction in which we operate a lottery. The United Kingdom's National Lottery, Taiwan's Public Welfare Lottery and the South African National Lottery provide important exceptions to the general rule, in that in each case a licensee to whom we supply goods and services (rather than the lottery authority) operates all aspects of the respective lottery with the exception of proceeds allocation.

FACILITIES MANAGEMENT CONTRACTS. Our Facilities Management Contracts generally require us to install, operate and maintain an online lottery system for an initial term, which is typically at least five years, and usually contain options permitting the lottery authority to extend the contract under the same terms and conditions for one or more additional periods, generally ranging from one to five years. In addition, our customers occasionally renegotiate extensions on different terms and conditions.

Our revenues under Facilities Management Contracts are generally based upon a percentage of gross online lottery ticket sales. The level of lottery ticket sales within a given jurisdiction is determined by many factors, including population density, the types of games played and the games' design, the number of terminals, the size and frequency of prizes, the nature of the lottery's marketing efforts and the length of time the online lottery system has been in operation.

Under our Facilities Management Contracts, we retain title to the lottery system and typically provide our customers with the services necessary to operate and manage the lottery system. We install and commence operations of a lottery system after being awarded a Facilities Management Contract and, following the start-up of the lottery system, we are responsible for all aspects of the system's operations.

We typically operate lottery systems in each jurisdiction on a stand-alone basis through the installation of two or more dedicated central computer systems, although in a few instances several jurisdictions have shared the same central system. In addition, in most jurisdictions we employ a dedicated work force, consisting of a site director, marketing personnel, computer and hotline operators, communications specialists and customer service representatives who service and maintain the system.

Under certain of our Facilities Management Contracts the lottery authority has the right to purchase our lottery system during the contract term at a predetermined price, which is calculated so that it exceeds our net book value of the system at the time the right is exercisable. In addition, some of our lottery contracts permit the lottery authority to acquire title to our system-related equipment and software during the term of the contract or upon the expiration or earlier termination of the contract, in some cases without paying us any compensation related to the transfer of that equipment and software to the lottery authority. Our role, if any, with respect to the continued operation of a lottery system in the event of the exercise of such a purchase option generally is not specified in such contracts and thus would be subject to negotiation. Under many of our Facilities Management Contracts, the lottery authority also has the option to require us to install additional terminals and/or add new lottery games. Such installations may require significant expenditures by us. However, since our revenues under such contracts generally depend on the level of lottery ticket sales, such expenditures have generally been recovered through the revenues generated by the additional equipment or games and revenues from existing equipment.

Under a number of our lottery contracts, in addition to providing, operating and maintaining the online lottery system in these jurisdictions, we are providing a wide range of support services and equipment for the lottery's instant-ticket games, such as marketing, distribution and automation of validation, inventory and accounting systems, for which we receive fees based upon a percentage of the sales of the instant-ticket games.

Revenues from Facilities Management Contracts are accounted for as Service Revenues in our Consolidated Income Statements.

Unless otherwise indicated, the table below sets forth the lottery authorities with which we had Facilities Management Contracts and fully installed, operational lottery systems as of February 22, 2003, and as to which we are the sole supplier of central computers and terminals and material services. The table also sets forth information regarding the term of each contract and, as of February 22, 2003, the approximate number of terminals installed in each jurisdiction.

                          APPROXIMATE                                                                       CURRENT
                       NUMBER OF LOTTERY         DATE OF COMMENCEMENT OF        DATE OF EXPIRATION OF      EXTENSION
JURISDICTION         TERMINALS INSTALLED(1)         CURRENT CONTRACT            CURRENT CONTRACT TERM       OPTIONS*
------------         ----------------------      -----------------------        ---------------------      ---------
UNITED STATES:

Arizona                       2,500                        9/99                        9/06                   --

California (2)               20,400                       10/93                       10/03                   --

Colorado (3)                  3,160                        3/95                       10/04                   --

D.C. (4)                        580                        6/99                       11/09                   --

Georgia (5)                   7,560                        4/93                        9/03                   --

Illinois                      6,920                        4/00                       10/07               1 one-year

Kansas                        1,850                        7/02                        6/08                   --

Kentucky                      3,025                        4/97                        6/08                   --

Louisiana                     2,790                        6/97                        6/10                   --

Michigan (6)                  7,310                        1/98                        1/06               3 one-year

Minnesota                     3,000                        2/03                        2/08               5 one-year

Missouri                      3,300                        7/96                        6/05                   --

Nebraska                        985                        4/94                        6/04                   --

New Jersey                    6,000                        6/96                       11/06                   --

New Mexico                    1,170                        6/96                       11/08                   --

New York                     15,000                       11/00                        3/07               3 one-year

Ohio                          7,150                        8/00                        6/03               3 two-year

Oregon                        2,475                       12/96                        6/05               3 one-year

Rhode Island                  1,000                        1/97                       10/07 (7)               --

Texas                        16,500                        8/02                        8/11                   --

Washington                    2,700                        9/95                        6/06                   --

Wisconsin                     3,115                        6/97                        6/04                   --

INTERNATIONAL:

Barbados
-T.L. Lotteries                 265                       10/94                       11/04                   --

Brazil

-National                    21,800                        1/97                        5/05                   --
 Lottery (8)
-Minas Gerais                   700                       10/94                       11/06                   --
-Parana                         660                        9/99                        9/03               1 one-year
-Santa Cantarina                150                        4/02                        4/06               1 one-year

Colombia
-ETESA (9)                    2,030                       12/99                        1/11                  5 years

                          APPROXIMATE                                                                        CURRENT
                       NUMBER OF LOTTERY         DATE OF COMMENCEMENT OF        DATE OF EXPIRATION OF       EXTENSION
JURISDICTION         TERMINALS INSTALLED(1)         CURRENT CONTRACT            CURRENT CONTRACT TERM        OPTIONS*
------------         ----------------------      -----------------------        ---------------------       ---------
Czech Republic
-SAZKA                       6,610                        10/92                         12/05                   --

Ireland
-An Post Nat'l
Lottery Company              2,200                         6/02                         12/08                       (10)

Ivory Coast
-Ivory Coast
National Lottery               (11)                         (11)                          (11)                      (11)

Jamaica
-Supreme
Ventures Limited               730                        11/00                         01/11                1 ten-year

Luxembourg (12)
-Loterie Nationale             150                         6/01                         10/07                4 one-year

Mexico
-Pronosticos Para
La Assistencia               7,000                          (13)                          (13)                      (13)
Publica

Morocco
-La Societe de
Gestion de la
Loterie Nationale
and La Marocaine             1,000                         8/99                          4/09                1 one-year
des Jeux et Les
Sports

Poland
-Totalizator                 7,250                         5/01                          5/11               1 six-month
Sportowy

Puerto Rico
-Loteria                     2,200                         3/99                          3/05              1 three-year
Electronica de
Puerto Rico

Slovak Republic
- TIPOS a.s.                 1,300                         3/96                         12/11                   --

South Africa (14)
-National Lottery            8,000                         7/99                          4/07                1 one-year

Spain
-L'Entitat                   2,480                        10/97                         10/03               1 six-month
Autonoma de Jocs
I Apostes de la
Generalitat de
Catalunya

Taiwan
-Taipei Bank (15)            5,000                        11/01                         12/06                   --

Trinidad & Tobago
-National Lotteries            700                        12/93                          7/06              1 three-year
Control Board

United Kingdom
-The National               24,010                        1/02                           1/09                     --
Lottery (16)

Ukraine
-Ukrainian
National Lottery             2,430                        8/00                          12/10                     --

*Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1)      Total does not include instant-ticket validation terminals.

(2) The California lottery authority has signed a new contract with us for the period October 2003 through October 2009 with four one-year extension options.

(3) The Colorado lottery authority has selected another vendor to provide equipment and services after the Colorado lottery authority's contract with us expires in October 2004.

(4) Operated by Lottery Technology Enterprises, a joint venture in which we have a 1% interest, and to which we supply lottery goods and services.

(5) The Georgia lottery authority has awarded us a new contract for the period September 2003 through September 2010, but the contract has not been executed.

(6) We are in the process of negotiating a possible agreement with the Michigan lottery authority, subject to which we will agree to introduce our Keno(TM) game and the Michigan lottery authority will agree to exercise its three one-year extension options.

(7) As part of proposed transactions announced in April 2003, after the close of fiscal 2003, we plan to purchase the right to become the exclusive provider of online, instant-ticket and video lottery central systems and services to the Rhode Island lottery authority under a proposed 20-year contract for an up-front payment of $12.5 million. These arrangements are subject to the passage of legislation by the State of Rhode Island, the negotiation and execution of definitive agreements, and certain other contingencies. See "Developments Since the Close of Fiscal 2003" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

(8) Operated by GTECH Brasil Holdings, S.A., a Brazilian company in which we own all voting stock. During fiscal 2003, Caixa Economica Federal ("CEF"), the operator of the National Lottery, extended its contract, which had been scheduled to expire in January 2003, to April 2003. After the close of fiscal 2003, we entered into an agreement with CEF pursuant to which the term of our contract is further extended until May 2005, (with CEF having the right to elect upon prior notice to terminate the contract as early as December 2004) and fees payable under our contract are reduced by 15%. See "Developments Since the Close of Fiscal 2003" above, and "Item 3, "Legal Proceedings" and Note 11 to Notes to Consolidated Financial Statements below.

(9) Our contract with the Colombia lottery authority is not a true facilities management contract in that title to the equipment vests in the Colombia lottery authority at the end of the term.

(10) The contract with the Ireland lottery authority may be extended for any period mutually acceptable to us and the Ireland lottery authority.

(11) In May 2000, we entered into an eight-year facilities management contract to provide an integrated lottery system to the Ivory Coast lottery authority. Implementation of this project has been suspended for the indefinite future pending resolution of political uncertainties in the Ivory Coast.

(12) The Luxembourg lottery authority can extend the software license granted by us for up to 10 years after the end of the initial term and any extensions of the contract.

(13) Our agreement with the Mexico lottery authority is not a true facilities management contract. Title to all equipment, which initially had been supplied under lease, has passed to the lottery authority pursuant to the terms of our agreement. We provide maintenance and other services, if requested by the lottery authority.

(14) Operated by Uthingo consortium, in which we are a 10 percent equity owner.

(15) Lottery Technology Services Corporation ("LTSC"), a consortium in which we own a 44% indirect interest, entered into a Commission Agreement with the Bank of Taipei to operate the Taiwan Public Welfare Lottery. ACER, Inc. indirectly owns the other 56% of LTSC. We supply terminals to LTSC and provide central system maintenance, retailer training and hotline management pursuant to service and supply agreements.

(16) Operated by Camelot Group plc, a consortium, on a facilities management basis.

OPERATING CONTRACTS. Under an Operating Contract, we generally operate and maintain the lottery system and provide ongoing software support services in the same manner as under a Facilities Management Contract, except that we sell the lottery system and license the software to the lottery authority at the beginning of the contract rather than retaining ownership of the system. Ongoing service fees to us under our Operating Contracts are usually based on a percentage of lottery ticket sales. The initial contract term, extensions, rebidding processes and termination rights for Operating Contracts are generally substantially the same as those under Facilities Management Contracts.

Revenues from sales of lottery systems and equipment under Operating Contracts are accounted for as Sales of Products, and services provided under such contracts are accounted for as Service Revenues in our Consolidated Income Statements.

The table below sets forth the lottery authorities with which we had Operating Contracts as of February 22, 2003. Unless otherwise indicated, we are the sole supplier of lottery equipment and services to each of the lottery authorities listed below. The table also sets forth information regarding the term of each contract and, as of February 22, 2003, the approximate number of terminals installed in each jurisdiction.

                                  APPROXIMATE                                                                CURRENT
                               NUMBER OF LOTTERY       DATE OF COMMENCEMENT OF    DATE OF EXPIRATION OF     EXTENSION
JURISDICTION                 TERMINALS INSTALLED(1)       CURRENT CONTRACT        CURRENT CONTRACT TERM      OPTIONS*
------------                 ----------------------    -----------------------    ---------------------     ---------
UNITED STATES:

Idaho                                  743                       2/99                    2/07                  --

INTERNATIONAL:

Argentina
-Loteria National
Sociedad del Estado                    800                      11/93                    4/03 (2)              --
-Boldt IPLC
                                     3,500                      11/99                   11/09                  --
Turkey
-Turkish National Lottery            4,000                       2/96                   11/03                  (3)

--------------------------------------------------------------------------------

* Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1)      Total does not include instant-ticket validation terminals.

(2) We are the service provider only with respect to one-half of this network. In April 2003, we entered into a new contract for a term of 21 months, subject to earlier termination in certain circumstances.

(3) The term of the contract with the Turkey lottery authority automatically renews for successive one-year extension terms unless either party gives timely notice of non-renewal. In addition, the Turkey lottery authority has the option to assume responsibility for the provision of certain lottery services at any time after the second anniversary of system start-up.

PRODUCT SALES CONTRACTS. We sell, deliver and install online lottery systems for a fixed price under Product Sales Contracts. We also sell additional terminals and central computers to expand existing systems and/or replace existing equipment under Product Sales Contracts.

In connection with our Product Sales Contracts, we generally design the lottery system, train the lottery authority's personnel and provide other services required to make and keep the system operational. We also generally license our software to our customers for a fixed additional fee.

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

The table below lists certain of our direct and indirect customers that since March 1, 1998 have purchased (or have agreed to purchase) from us new online lottery systems, software and/or lottery terminals and equipment in connection with the expansion of existing lottery systems.

         Argentina         --Boldt IPLC

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

         Germany           --WestLotto

         Israel            --Mifal Hapayis

         Italy             --Teseo S.r.l

         Massachusetts     --Massachusetts State Lottery Commission

         Netherlands       --Stichting de Nationale Sport Totalisator

         Portugal          --Santa Casa de Misericordia de Lisboa

         Singapore         --Singapore Pools (Pte) Ltd.

         South Africa      --Uthingo

         Spain --Sistemas Tecnicos de Loterias del Estado --Organizacion Nacional de Ciegos Espanoles

         Sweden            --AB Svenska Spel

         Switzerland       --Loterie de la Suisse Romande

         Taiwan            --Taipei Bank

         United Kingdom    --The National Lottery

         Virginia          --Virginia Lottery

                             CONTRACT AWARD PROCESS

In the United States, lottery authorities generally commence the contract award process by issuing a request inviting proposals from various lottery vendors. The request for proposals usually indicates certain requirements specific to the jurisdiction, such as the number of terminals and breadth of services desired, the particular games which will be required, particular pricing mechanisms, the experience required of the vendor and the amount of any performance bonds that must be furnished. After the bids have been evaluated and a particular vendor's bid has been accepted, the lottery authority and the vendor generally negotiate a contract in more detailed terms. Once the contract has been finalized, the vendor begins to install the lottery system.

Our marketing efforts for our lottery products and services frequently involve top management in addition to our professional marketing staff. These efforts consist primarily of marketing presentations to the lottery authorities of jurisdictions in which requests for proposals have been issued.

Marketing of our lottery products and services to lottery authorities outside of the United States is often performed in conjunction with licensees and consultants with whom we contract for representation in specific market areas. Although generally neither a condition of their contracts with us nor a condition of their contracts with lottery authorities, such licensees and consultants often agree with us to provide on-site services after installation of the online lottery system.

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

                          ONLINE PRODUCTS AND SERVICES

A significant portion of our revenues and cash flow is derived from our portfolio of long-term online lottery service contracts, each of which in the ordinary course of our business periodically is the subject of competitive procurement or renegotiation. Our lottery operations are dependent upon our continued ability to retain and extend our existing contracts and win new contracts.

Our lottery systems consist of lottery terminals, central computer systems, systems and communications software and game software, and communications equipment which connects the terminals and the central computer systems. The systems' terminals are typically located in high-traffic retail outlets, such as newsstands, convenience stores, food stores, tobacco shops and liquor stores.

Our online lottery systems control and perform the following functions: entry of wagers using a terminal's keyboard or a fully-integrated optical mark recognition reader; automatic auditing of each wager for correctness by the originating terminal; encryption and transmission of the wager and related data to the central computer installation(s); processing of each wager by the central computers, including entry of the wager on redundant systems; transmission of authorization for the originating terminal to accept the wager and print a receipt or ticket, winning ticket identification and validation; and administrative functions, including determination of prize pools and generation of management information reports.

The basic functions of our systems, which are listed above, as well as various optional or custom-designed functions, are performed under internal controls designed for maximum security and minimum processing time. Security is provided through an integrated system of techniques, procedures and controls supported by hardware, software and human resources. Individual systems generally have redundant capacity at multiple levels and sophisticated software to ensure continuous service to the customer.

TERMINALS

We design, manufacture and provide the point-of-sale terminals used in our online lottery systems. Our model GT-101TF terminals, introduced in 1985, and our model GT-401/OI terminals, introduced in 1989, are installed in numerous jurisdictions. Our Spectra(R) terminal series (GT-401/0M, 402/0M and 403/OM), first introduced in 1989, is distinguished by its modular internal and external architecture.

Our ISYS terminal series (GT-501, 502 and 503), introduced during fiscal 1996, is an integral, single-unit terminal which features modular subassemblies, high performance ticket printer and playslip reader subassemblies, an easy-to-use design, and a host of new features and technologies.

During fiscal 1999, we announced the introduction of the PlayerExpress(TM) terminal, which was designed specifically for large retail environments, such as grocery stores, with numerous checkout lanes.

During fiscal 1999, we also announced the launch of our Altura(TM) family of terminals. Altura(TM), which represents the initial offering of our ninth generation of online lottery terminal, permits applications to be written in the Java programming language, enabling the rapid development of a wide variety of games that are compatible with numerous software environments. We have supplied Altura(TM) terminals to a number of our customers.

We are not dependent upon the use of our proprietary terminals and have the ability to integrate into our online lottery systems qualified third party terminals.

SOFTWARE. We design and provide all applications solutions for our lottery systems. Our highly sophisticated and specialized software is designed to provide the following system characteristics: rapid processing, storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load (i.e., to reprogram the lottery terminals from the central computer installation via the communications system to add new games); a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss; and a comprehensive management information and control system. Our ProSys(R) software system is based on client server architecture and provides open interfaces which allow for the integration and support of third-party and commercial modules and applications.

Our latest generation software system, the Enterprise Series(TM), is a unique, fully-open architecture which we believe provides a new industry standard for the development, integration and support of next-generation online lottery solutions, including those which permit sales of lottery products via a secure infrastructure over the Internet, without compromising the integrity of the games. The open system architecture of the Enterprise Series(TM) allows lotteries the flexibility to continuously upgrade their lottery systems, and integrate a broad spectrum of third party hardware and software solutions to achieve greater performance. In March 2003 (after the close of fiscal 2003) we announced the launch of a certification process whereby third party technology vendors can be approved for integration with the Enterprise Series(TM) platform.

CENTRAL COMPUTERS. Each of our lottery systems contains one or more central computer sites to which the lottery terminals are connected. Our central computer systems are manufactured by Hewlett-Packard Company, Stratus Computer, Inc. and IBM Corporation. The specifications for the configuration of our central computer installations are designed to provide continuous availability, a high throughput rate and maximum security. Central computer installations typically include: redundant mainframe computers, various peripheral devices (such as magnetic storage devices, management terminals and hard copy printers), and various safety, environmental control and security subsystems (including a back-up power supply), which are all manufactured by third parties, and a microcomputer-based communication and switching subsystem. In addition, we supply management information systems that provide lottery personnel access to important financial and operational data without compromising the security of the online system. Based upon our development of our Enterprise Series(TM), we will be able to integrate qualified third party software applications.

COMMUNICATIONS. Our lottery terminals are typically connected to the central computer installations by dedicated telephone lines owned or leased by the jurisdiction in which the system is located. Due to the varying nature of telecommunications services available in lottery jurisdictions, we have developed the capability to utilize and interface with a wide range of communications technologies to provide a data communications pathway between the lottery terminals and the central computers, including UHF Radio capability (narrow-band and Spread Spectrum), GSAT/VSAT, Microwave, Integrated Services Digital Networking (ISDN), Data Over Voice (DOV), fiber optic and cellular telephone.

GAMES. An important factor in maintaining and increasing public interest in lottery games is innovation in game design that aims to catch the eye and interest of potential players. In conjunction with lottery authorities, we utilize principles of demographics, sociology, psychology, mathematics and computer technology to design customized lottery games which are intended to appeal to the populations served by our lottery systems. The principal characteristics of game design include: frequency of drawing, size of pool, cost per play and setting of appropriate odds. We believe that our expertise in game design has enhanced the marketing of our lottery systems and has contributed to increases in the revenues of some of our customers.

Keno(TM), an online game which we, together with the Lotteries Commission of South Australia, first introduced in 1990, exemplifies how innovative lottery games can help our lottery customers maintain or increase public interest in lottery games and thereby generate additional revenues. Keno(TM), features online drawings as often as every four minutes and is currently offered by 10 of our customers.

We currently have a substantial number of variations of lottery games in our software library and new games under development. We believe that this game library and the "know how" and experience accumulated by our professionals since our inception make it possible for us to meet the requirements of our customers for specifically tailored games on a timely and comprehensive basis.

MARKETING. In United States jurisdictions in which we have been awarded a lottery contract, we are frequently asked to assist the lottery authority in the marketing of lottery games to the public. Such assistance generally includes advice with respect to game design, and promotion and development and distribution of terminals and advertising programs. As part of such assistance, we developed "GMark," a computerized marketing analysis system used to determine favorable locations for new lottery terminals. The lottery authorities of California, Georgia, Illinois, Missouri, New York, Ohio, Rhode Island, Texas and Washington currently utilize GMark systems, and many customers contact the Market Research Group from time to time to obtain GMark services.

WARRANTY. We offer a product warranty on all of our manufactured products (primarily terminals and related peripherals) sold to third parties. Although we do not have a standard product warranty, our typical warranty provides that we will repair or replace defective products for a period of time (usually ninety days) from the date revenue is recognized or from the date a product is delivered and tested. We estimate product warranty costs we expect to incur during the warranty period and we record a charge to costs of sales for the estimated warranty cost at the time the product sale is recorded. In determining the appropriate warranty provision, consideration is given to historical warranty cost information, the status of the terminal model in its life cycle and current terminal performance. We periodically assess the adequacy of our product warranty reserves and adjust them as necessary in the period when the information necessary to make the adjustment becomes available.

We typically do not provide a product warranty on purchased products sold to third parties but attempt to pass the manufacturer's warranty, if any, on the our customers.

NON-LOTTERY COMMERCIAL SERVICES

While transaction processing services for the online lottery industry remains our core service offering, we have in recent years undertaken to capitalize on the investments that we have made in secure, high-volume transaction processing technology through development of additional applications, such as financial or retail transaction processing. During fiscal 2003, revenues from non-lottery commercial services accounted for approximately five percent of our consolidated revenues.

In May 2000, we signed a contract with Caixa Economica Federal, the operator of Brazil's National Lottery, to include additional financial transaction services (including bill and tax payment, social security contribution and traditional banking transaction services) over our dedicated network infrastructure. We are party to agreements with more the 700 retailers in Chile to provide electronic bill payment services at retail outlets throughout the country.

During fiscal 2003, we entered into an agreement with Supreme Ventures Limited, a licensee operating certain online games in Jamaica, and Mossel Jamaica Limited, a cellular telephone service provider in Jamaica ("Digicel") to provide Digicel with a non-exclusive distribution network for the electronic sale of personal identification numbers for cellular phone usage in Jamaica, thus providing customers in Jamaica with the ability to place cellular telephone calls using purchased minutes. After the close of fiscal 2003, we announced that we had entered into an agreement to acquire a controlling position in PolCard S.A., the leading debit and credit card merchant transaction acquirer and processor in Poland. See "Significant Developments Since the Start of Fiscal 2003" above.

PRODUCT DEVELOPMENT

We devote substantial resources in order to enhance our present products and systems and develop new products. In fiscal 2003, we spent approximately $42.9 million on research and development, as compared to $33.8 million in fiscal 2002 and $49.3 million in fiscal 2001.

INTELLECTUAL PROPERTY

Historically, we generally have not sought to obtain patents on our products, believing that our technical "know-how," trade secrets and the creative skills of our personnel would be of substantially more importance to our success than the benefit which patent protection ordinarily would afford. As we continue to advance the development of new technological solutions, we have decided to pursue comprehensive intellectual property protection, including patents where appropriate, for these solutions. We are currently pursuing protection of some of our newest advances in technology and gaming, including our Enterprise Series(TM), a unique, fully-open, integrated solution which includes the ability to distribute lottery games via a secure infrastructure over the Internet, without compromising the integrity of the games.

PRODUCTION, ASSEMBLY AND COMPONENTS

We purchase most of the parts, components and subassemblies necessary for our terminals and other products from outside sources and assemble them into finished products. We offer central systems manufactured by Hewlett-Packard Company, Stratus Computer, Inc. and IBM Corporation for our lottery systems.

BACKLOG

The backlog of our orders for sales of our products, which are supported by signed contracts with our customers, and which are believed by us to be firm amounted to approximately $141.2 million as of February 22, 2003, as compared to a backlog of approximately $96.4 million as of February 23, 2002. Approximately $83.6 million, or 59.2% of the backlog at February 22, 2003, is expected to be filled during fiscal 2004.

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

During fiscal 2003, our principal competitors in the online lottery business (and the number of online lottery jurisdictions currently serviced or under contract worldwide by such competitors) were as follows: Scientific Games International, Inc. (28); Essnet (16); IGT Online Entertainment Systems (formerly Automated Wagering International, Inc.) (14); and International Lottery and Totalizator Systems, Inc. (6).

PERSONNEL

As of April 1, 2003, we had approximately 4,200 full-time employees worldwide. Our employees are not represented by any labor union. We believe that our relationship with our employees is satisfactory.

ITEM 2. PROPERTIES

Our World Headquarters and research and development and main production facility are located in our approximately 260,000 square foot building on approximately 26 acres in West Greenwich, Rhode Island, which we lease from West Greenwich Technology Associates, L.P. We are a limited partner in, and own 50% of, this partnership. As amended during fiscal 2002, our lease term runs until January 1, 2007 and we have an option to purchase the remaining 50% interest in West Greenwich Technology Associates, L.P. on or before the termination of the lease term. We own approximately 24 acres adjoining our headquarters in West Greenwich, Rhode Island. See "Significant Developments Since the Start of Fiscal 2003", Note 23 of Notes to Consolidated Financial Statements, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for further information respecting a possible relocation of our World Headquarters and certain related matters.

We also own an approximately 140,000 square foot manufacturing and central storage facility in Coventry, Rhode Island.

In addition, except in New York State, where we own our back-up data center facility, we lease, or are supplied by the relevant state authorities with, our data center facilities in the various jurisdictions. We also lease office, depot maintenance and warehouse space in a number of other locations.

Our facilities are in good condition and are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

                          SHAREHOLDER CLASS ACTION SUIT

As previously reported, we, together with William Y. O'Connor, our former Chairman and Chief Executive Officer, Steven P. Nowick, our former President and Chief Operating Officer, and W. Bruce Turner, our former Chairman and current President and Chief Executive Officer, were named as defendants in a shareholder class action suit captioned Sandra Kafenbaum and Steven Schulman, individually and on behalf of all others similarly situated, v. GTECH Holdings Corporation, et. al., which suit was filed in the U.S. District Court of Rhode Island in August 2000 and subsequently amended in February 2001. As amended, the complaint filed in the case generally alleges that with respect to various announcements made between July 13, 1998 and August 29, 2000, we and the other defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to us and respecting our prospects in certain non-lottery business lines and investments), while failing to disclose in a timely manner certain allegedly material adverse information that we purportedly had a duty to disclose (including an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary damages from us and the individual defendants. In April 2001, we and the other defendants moved to dismiss the complaint on the grounds that the allegations made in the complaint are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. Oral argument for our motion to dismiss was held in October 2001. In September 2002, the Court ruled on our motion, granting the motion to dismiss as to certain of our statements, but denying the motion to dismiss as to certain other of our statements cited in the complaint. The Court also granted our motion to dismiss plaintiff's claim against Mr. Turner, holding that there are no actionable statements attributable to him. We believe that we have good defenses to the claims made in this lawsuit. On the basis of information presently available, we believe the outcome of this matter will not materially adversely affect our consolidated financial position or results of operations.

                       CAIXA ECONOMICA FEDERAL PROCUREMENT

As previously reported, Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, may undertake to handle internally the data processing services currently performed by us under our contract with CEF (the "CEF Contract"). The CEF Contract was our largest contract in fiscal 2003, as measured by annual revenues, accounting for 9.8% of our consolidated revenues in that fiscal year.

In June 2002, CEF held a public hearing to describe in greater detail its plans for the operation of the National Lottery after the expiration of the CEF Contract. At this hearing, CEF revealed that it plans to directly acquire all terminals and certain related goods and services, to lease or to otherwise directly acquire all necessary telecommunications equipment and services, and to itself perform all necessary data processing services. In June 2002, we filed before the 17th Federal Lower Court of Brasilia, a lawsuit captioned "Atentado", in which we allege that CEF's proposed procurement process violates said Court's judgment obtained by us in March 2001, pursuant to which, in the context of a prior Request For Proposals proposed by CEF in 2000 (the "Year 2000 RFP"), we had obtained a writ (the "Writ") permitting us to submit an integrated bid for all goods and services to be required under the successor to the CEF Contract.

Subsequent material developments relating to these proceedings can be summarized as follows:

    - In July 2002, we secured an injunction, from the 17th Federal Lower Court, ordering CEF to halt the CEF's proposed procurement process, which injunction was later confirmed in a decision on the merits of the claim.

    - CEF, after obtaining an order from the Federal Higher Court of Brasilia (the court of appeal for decisions of the Federal Lower Court of Brasilia) partly suspending the 17th Federal Lower Court favorable award secured by us, commenced implementing its proposed procurement process by publishing four Requests For Proposals (the "Four RFP Procurement").

    - CEF scheduled the auctions associated with the Four RFP Procurement to begin in September 2002, but the 17th Federal Lower Court of Brasilia enjoined CEF from proceeding in this manner.

    - In September 2002, a judge sitting of the Federal Higher Court of Brasilia vacated the Writ without judgment on the merits, in light of the cancellation by CEF of the Year 2000 RFP (which was the object of the Writ), thereby permitting CEF to proceed with the Four RFP Procurement.

    - In October 2002, we filed an interlocutory appeal to the Federal Higher Court of Brasilia (which was possible because the decision to vacate the Writ was made by a single judge and not by a panel), and this appeal currently remains pending.

    - In addition to the interlocutory appeal, we filed also in October 2002, a Preventive Claim with the Superior Court of Justice (the court of appeal for decisions of the Federal Higher Courts) in order to suspend the effects of the September 2002 action of the Federal Higher Courts to vacate the Writ.

    - The Superior Court of Justice subsequently granted us relief, and thus the Four RFP Procurement remains suspended.

    - In October 2002, in an effort to obtain legal support to proceed with the Four RFP Procurement, CEF filed an interlocutory appeal to the Superior Court of Justice. To date, the appeal was examined by two Superior Court of Justice judges (out of a panel of five, both of which voted in favor of CEF).

    - In addition, the Federal Government of Brazil has filed legal actions to support CEF's position in the Federal Higher Court of Brasilia and Superior Court of Justice of Brasilia.

    - In January 2003, the CEF and GTECH agreed to extend the term of the CEF Contract (which had been scheduled to expire in January 2003) through April 14, 2003.

In April 2003, we entered into an agreement with CEF amending the CEF Contract so as to extend the term of the CEF Contract for 25 months from April 15, 2003 (provided that CEF upon prior notice may elect to terminate the CEF Contract any time after 20 months), and to reduce the fees payable by CEF under the CEF Contract by 15%. As part of our agreement with CEF to amend the CEF Contract, we agreed to execute a petition addressed to the Higher Federal Court in Brasilia in which we renounced certain of our claims that relate to specified non-lottery operations. Otherwise, the various legal claims between the parties summarized above remain unsettled.

At the present time, we are unable to predict whether or not the CEF will continue to seek the right to award contracts under the Four RFP Procurement upon the expiration of the term of the CEF Contract, as amended, or, if it does continue to seek such right, the outcome of our legal challenges to the Four RFP Procurement or the CEF's proposed procurement process generally.

                                 SERLOPAR SUIT

In April 2002, SERLOPAR, the lottery authority for the Brazilian state of Parana, sued Dreamport Brasil Ltda. and GTECH Brasil Ltda., subsidiaries of ours, in the 2nd Public Finance Court of the City of Curitiba, State of Parana, with respect to an agreement dated July 31, 1997, as amended (the "VLT Agreement") between SERLOPAR and the defendants pursuant to which the defendants agreed to install and operate video lottery terminals ("VLTS") in Parana. SERLOPAR alleges in its suit that the defendants installed only 450 of the 1,000 VLTs that the defendants were allegedly obliged to install, and that the defendants were overpaid, and failed to reimburse SERLOPAR certain amounts alleged to be due to SERLOPAR, under the VLT Agreement. SERLOPAR seeks payment from the defendants of an amount in excess of $18.2 million (at current exchange rates) with respect to these claims, together with unspecified amounts alleged to be due from the defendants with respect to general losses and damages (including loss of revenues) and court costs and legal fees. We believe we have good defenses to the claims made by SERLOPAR in this lawsuit, and intend to defend ourselves vigorously in these proceedings. Nevertheless, we are unable to predict the outcome of this lawsuit or its financial statement impact, if any.

For further information respecting legal proceedings, see Item 1, "Certain Factors Affecting Future Performance - Government regulations and other actions affecting the online lottery industry could have a negative effect on our business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and Item 8, Note 11 of Notes to Consolidated Financial Statements included in this report. We also are subject to certain other legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of GTECH Holdings Corporation ("Holdings") during the last quarter of fiscal 2003.

ADDITIONAL INFORMATION

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

EXECUTIVE OFFICERS

The Executive Officers of Holdings as of April 1, 2003 are:

     Name                    Age                                            Position
     ----                    ---                                            --------
W. Bruce Turner              43        President and Chief Executive Officer since August 2002. Mr. Turner, who is also a Director of Holdings, was elected the Chairman of Holdings by the Board in July
                                       2000, and subsequently served as Holdings' acting Chief Executive Officer from
                                       August 2000 through March 2001. Previously, Mr. Turner was an independent consultant and private investor from February 1999 to July 2000. Mr. Turner was a Managing Director, Equity Research, for Salomon Smith Barney (formerly Salomon
                                       Brothers) from January 1994 until February 1999; director, Leisure Equity
                                       Research for Raymond James & Associates from October 1989 until January 1994; and
                                       Supervisor, Customer Relations for Tampa Electric Company from June 1986 until
                                       October 1989. Prior to entering the private sector, Mr. Turner served as a Field
                                       Artillery Officer in the United States Army from May 1981 until May 1986.

David J. Calabro             53        Executive Vice President and Chief Operating Officer since October 2002, having previously been Executive Vice President, Global Operations, from October 2001, and Senior Vice President with responsibility for the Company's worldwide facilities management business, from March 1999. Previously, Mr. Calabro was employed by Unisys Corporation, a leading provider of information technology, from May 1995 through February 1999 as its Vice President and General Manager of
                                       the United States and Canada Public Sector Market Group, and prior to that, was
                                       Director of Business Operations (Government Systems Group) from August 1987 through April 1995 for Digital Equipment Corporation, a leading supplier of computer goods and services.

Marc A. Crisafulli           34        Senior Vice President and General Counsel and Secretary Since March 2001 and
                                       Chief Compliance Officer since September 2001. Previously, Mr. Crisafulli was an associate (from September 1994 through June 2000) and a partner (from July 2000 through March 2001) of the Providence-based law firm of Edwards & Angell, LLP where he practiced as a commercial trial lawyer.

Kathleen E. McKeough         52        Senior Vice President, Human Resources since May 2000. Previously, Ms. McKeough was Senior Vice President of Human Resources of Allied Domecq Retailing U.S., a
                                       subsidiary of Allied Domecq, a leading producer and distributor of wines and spirits and owner of quick-service restaurants, from 1996 to 1999, and prior to this, was Chief Financial Officer and Treasurer of Allied Domecq Retailing U.S.
                                       from 1994 to 1996.

Timothy B. Nyman             52        Senior Vice President of Global Services since October 2002. Previously, beginning in 1981, Mr. Nyman was employed by the Company in a series of increasingly responsible positions including, through September 2002, as the
                                       Company's Vice President of Client Services.

Jaymin B. Patel              35        Senior Vice President and Chief Financial Officer since January 2000.
                                       Previously, beginning in 1994, Mr. Patel was employed by the Company in a series of increasingly responsible positions including, from April 1998 until January
                                       2000, as GTECH's Vice President, Financial Planning and Business Evaluation.
                                       Prior to his arrival at the Company, Mr. Patel served as a Chartered Accountant with PriceWaterhouse in London.

Antonio Carlos Rocha         54        Senior Vice President, Business and Corporate Development, since February 2001.
                                       Previously, Mr. Rocha served as President of GTECH Brasil Lda, the Company's
                                       Brazilian subsidiary, from January, 1996, during which time the Company obtained the contract to provide online lottery services to Caixa Economica Federal, which operates Brazil's National Lottery. Prior to this, Mr. Rocha was Chairman of the
                                       Executive Committee of AT&T Brazil from July 1993 until late 1995, and President of NCR Brazil from April 1991 to July 1993.

Larry R. Smith               56        Senior Vice President and Chief Technology Officer since June 2001. Previously,
                                       Mr. Smith was with Perot Systems Corporation for five years, last serving as Vice
                                       President of Global Software Services. Mr. Smith also spent 25 years at IBM, where from 1993 to 1996 he served as Senior Manager, Corporate Common
                                       Applications.

Donald R. Sweitzer           55        Senior Vice President, Global Business Development & Public Affairs, since
                                       February 2003. Mr. Sweitzer joined the Company in July 1998 as its Senior Vice
                                       President, Government Relations, and later served as the Company's Senior Vice
                                       President, Public Affairs, through January 2003. Previously, Mr. Sweitzer was
                                       President of the Dorset Resource and Strategy Group, a government affairs consultancy, from November 1996 through June 1998, and President and Managing
                                       Partner of Politics Inc., a political consulting firm, from January 1995 through
                                       August 1996. Mr. Sweitzer also served as the Political Director of the
                                       Democratic National Committee from April 1993 through January 1995, and served as the Finance Director of this same body from April 1985 through January 1989.

Executive officers and other officers are elected or appointed by, and serve at the pleasure of, the Board of Directors. Some are party to employment contracts with the Company. The information set forth above reflects positions held with Holdings except as expressly provided to the contrary.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The principal United States market on which Holdings' Common Stock is traded is the New York Stock Exchange where it is traded under the symbol "GTK."

The following table sets forth on a per share basis the high and low sale prices of Common Stock for the fiscal quarters indicated, as reported on the New York Stock Exchange Composite Tape.

All share prices set forth below (including those respecting fiscal 2002) reflect the 2-for-1 stock split of the Common Stock effected in the form of a stock dividend distributed during the first quarter of fiscal 2003.

                      FISCAL 2002                              HIGH              LOW
                      -----------                              ----              ---
First Quarter (February 25 - May 26, 2001)                    $19.09            $12.51
Second Quarter (May 27 - August 25, 2001)                     $19.45            $14.80
Third Quarter (August 26 - November 24, 2001)                 $22.81            $14.88
Fourth Quarter (November 25, 2001 - February 23, 2002)        $25.74            $20.60

                      FISCAL 2003                              HIGH              LOW
                      -----------                              ----              ---
First Quarter (February 24 - May 25, 2002)                    $30.69            $23.00
Second Quarter (May 26 - August 24, 2002)                     $30.08            $17.62
Third Quarter (August 25 - November 23, 2002)                 $26.49            $18.38
Fourth Quarter (November 24, 2002 - February 22, 2003)        $29.35            $22.60

The closing price of the Common Stock on the New York Stock Exchange on April 3, 2003 was $33.02. As of April 3, 2003, there were approximately 760 holders of record of the Common Stock.

Holdings has never paid cash dividends on its Common Stock and has no current plan to do so. The current policy of Holdings' Board of Directors is to reinvest earnings in the operation and expansion of our business and, from time to time, to execute repurchases of shares of Holdings Common Stock under our share repurchase programs. Further, Holdings is a holding company and its operations are conducted through the Company. Accordingly, the ability of Holdings to pay dividends on its Common Stock would be dependent on the earnings and cash flow of its subsidiaries and, the availability of such cash flow to Holdings.

The remainder of the response to this Item incorporates by reference Item 8 ,
Note 14 of Notes to Consolidated Financial Statements. All securities reflected on Note 14 are authorized for issuance under compensation plans previously approved by Holdings' shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the other financial information included in this report. With the exception of the number of lottery customers at year end, the data in the table is derived from our consolidated financial statements which was audited by independent auditors.

                                                                           Fiscal Year Ended
                                                 ----------------------------------------------------------------------
                                                 February 22,  February 23,   February 24,   February 26,   February 27,
                                                     2003          2002           2001           2000           1999
                                                 ----------------------------------------------------------------------
                                                            (Dollars in thousands, except per share amounts)
OPERATING DATA:
Revenues:
 Services                                         $  868,896    $  831,787     $  856,475     $  860,419     $  887,395
 Sales of products                                   109,894       177,914         80,068        150,379         85,528
                                                  ----------    ----------     ----------     ----------     ----------
  Total                                              978,790     1,009,701        936,543      1,010,798        972,923

Gross Profit:
 Services                                            333,855       245,479        292,380        305,110        297,630
 Sales of products                                    30,951        41,462          5,224         48,426         25,703
                                                  ----------    ----------     ----------     ----------     ----------
  Total                                              364,806       286,941        297,604        353,536        323,333

Special charges (credit) (a)                          (1,121)            -         42,270         (1,104)        15,000
Operating income                                     226,945       134,350         81,905        180,000        141,720
Net income                                           142,021        68,026         43,148         93,585         89,063

PER SHARE DATA:
Basic                                             $     2.49    $     1.15     $     0.62     $     1.29     $     1.09
Diluted                                                 2.43          1.13           0.62           1.29           1.09

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                         $  116,174    $   35,095     $   46,948     $   11,115     $    7,733
Total assets                                         949,929       853,829        938,160        891,023        874,215
Long-term debt, less current portion                 287,088       329,715        316,961        349,400        319,078
Shareholders' equity                                 315,566       202,955        314,362        296,576        283,906

CASH FLOW DATA:
Net cash provided by operating activities         $  332,256    $  345,230     $  251,970     $  230,782     $  286,282
Net cash used for investing activities              (158,608)     (164,726)      (162,566)      (164,343)       (77,231)
                                                  ----------    ----------     ----------     ----------     ----------
Free cash flow                                    $  173,648    $  180,504     $   89,404     $   66,439     $  209,051
                                                  ==========    ==========     ==========     ==========     ==========

OTHER DATA:
Income before income taxes                        $  229,066    $  109,720     $   70,735     $  155,977     $  150,954
Interest expense                                      11,267        22,876         27,165         29,032         27,405
Depreciation and amortization                        138,185       168,543        174,395        185,376        199,321
                                                  ----------    ----------     ----------     ----------     ----------
EBITDA (b)                                        $  378,518    $  301,139     $  272,295     $  370,385     $  377,680
                                                  ==========    ==========     ==========     ==========     ==========

Number of lottery customers at year-end (c)               84            82             83             82             81

--------------------------------------------------
(a) The impact of the special charges (credit) on earnings per share on a diluted basis was ($0.01), $0.37, ($0.01) and $0.11 in fiscal 2003, 2001,
    2000 and 1999, respectively. See Note 8 to the consolidated financial statements.

(b) We believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, assists in explaining trends in our operating performance, provides useful information about our ability to incur and service indebtedness and is a commonly used measure of performance by securities analysts and investors in the gaming industry. EBITDA should not be considered as an alternative to operating income as an indicator of our performance or to cash flows as a measure of our liquidity.

(c) A lottery customer is defined as a jurisdiction utilizing our systems or products for a traditional online lottery.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The terms "Holdings", "the Company", "we", "our" and "us" refer to GTECH Holdings Corporation and its consolidated subsidiaries, unless otherwise specified.

Statements contained in this section and elsewhere in this report which are not historical statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Generally, the words "believe", "expect", "estimate", "anticipate", "will", "may", "could", "plan", "continue" and similar expressions identify forward-looking statements. See Item 1 - "Forward looking Statements" and "Certain Factors That May Affect Future Performance" for further information.


General

We operate on a 52 to 53-week fiscal year ending on the last Saturday in February and fiscal 2003 ended on February 22, 2003. Fiscal 2004 is a 53-week year and we will include the extra week in our fourth quarter ending February 28, 2004.

We have derived substantially all of our revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Our service revenues are derived primarily from lottery service contracts, which are typically at least five years in duration, and generally provide compensation to us based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. We derive product sale revenues primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sale contracts. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. Excluding the proposed acquisitions of PolCard S.A. and Interlott Technologies, Inc. described below, we currently anticipate that product sales during fiscal 2004 will be in the range of $90 million to $100 million.

We continue to evaluate a variety of opportunities to broaden our offerings of high-volume transaction processing services outside of our core market of providing online lottery services, such as the processing and transmitting of commercial, non-lottery transactions including bill payments, electronic tax payments, utility payments and retail-based programs such as gift cards. Currently, our networks in Brazil and Chile process bill payments and other commercial service transactions. In the near term, we expect to concentrate our efforts to grow commercial service revenues in Brazil, Poland and Mexico. While our goal is to leverage our technology, infrastructure and relationships to drive growth in commercial services, if, in the course of pursuing these opportunities, we see a chance to gain access to certain markets through the acquisition of existing infrastructure, we may consider making such acquisitions.

Our business is highly regulated, and the competition to secure new government contracts is often intense. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See Part I, Item 1, - "Certain Factors That May Affect Future Performance" for further information.

We are a global business and we derive a substantial portion of our revenues from operations outside of the United States. In particular, in fiscal 2003, we derived 49.2% of our revenues from international operations and 10.3% of our revenues from our Brazilian operations alone (including 9.8% of our revenues from Caixa Economica Federal, the operator of Brazil's National Lottery, which was our largest customer in fiscal 2003 based on annual revenues). In addition, substantial portions of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. We are also exposed to more general risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability.


Subsequent Events

In February 2003 (after the close of fiscal 2003), we entered into an agreement to purchase a controlling equity position in PolCard S.A. ("PolCard"), a debit and credit card merchant transaction acquirer and processor in Poland. This agreement provides for the purchase of approximately 99.7% of the outstanding share capital of PolCard from its present shareholders, a group of Polish banks and a travel services company, Orbis S.A. The acquisition of PolCard will be effected through a Polish company created for purposes of the acquisition. After completion of the acquisition, we will own 62.8% of PolCard's outstanding equity, two funds managed by Innova Capital Sp. zo.o ("Innova"), a Warsaw-based private equity investment advisor, will own 36.9% of PolCard's outstanding equity, and the Polish Bank Association, one of PolCard's current owners, will continue to own 0.3% of the outstanding equity of PolCard. The aggregate purchase price to be paid by us and Innova for the PolCard equity to be acquired, together with approximately $2 million in debt assumed as part of the transaction, is expected to be approximately $62 million. Consummation of the PolCard acquisition is contingent upon the approval of the Polish Competition and Consumer Protection Office and the Polish Bank Association, and is subject to certain other closing conditions. We have the option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us, during the period commencing approximately four and ending approximately six years after closing. We expect the closing of the PolCard acquisition to occur in June 2003.

In March 2003 (after the close of fiscal 2003), we entered into an agreement to acquire Interlott Technologies, Inc. ("Interlott"), a provider of instant ticket vending machines for the worldwide lottery industry. This agreement provides for us to pay $9.00 per share of Interlott in cash or Holdings common stock, and to assume debt of approximately $21 million, for a total purchase price of approximately $85 million. Our obligation to complete this acquisition is subject to obtaining approval of the transaction by Interlott shareholders, securing necessary regulatory consents, and satisfying certain other closing conditions. Approval of this transaction by our shareholders is not required. We expect the closing of the Interlott acquisition to occur by late July 2003.

In April 2003 (after the close of fiscal 2003), we entered into an agreement with Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery and our largest customer in fiscal 2003, pursuant to which the term of our contract with CEF, which had been scheduled to expire in April 2003, is extended for 25 months from April 2003 (with CEF having the right to elect upon prior notice to terminate the contract early at any time after 20 months), and fees payable under our contract are reduced by 15%. See Part II, Item 1 - "Legal Proceedings".

In April 2003, we entered into a Memorandum of Understanding ("MOU") with the State of Rhode Island (the "State"), the Rhode Island Economic Development Corporation (the "EDC") and the City of Providence, Rhode Island (the "City"). Pursuant to the MOU, we agreed to develop and construct a new 210,000 square foot world corporate headquarters facility in the City and a new manufacturing facility in the Town of West Warwick, Rhode Island. The State agreed, pursuant to the MOU, to support the passage of legislation authorizing the Rhode Island Lottery Commission to enter into a contract with us under which we would purchase the right to become the exclusive provider of online, instant-ticket and video lottery systems and services for the Rhode Island Lottery (the "Lottery") during the 20 year term of the contract for an up-front payment by us in the amount of $12.5 million (the "Master Contract"). The MOU further provides that, through December 31, 2008, we are to invest at least $100 million in the State, in the aggregate, in connection with the development and construction of our new world corporate headquarters and manufacturing facilities, and performing our obligations under the Master Contract. The MOU calls for the EDC and the City to facilitate our obtaining certain tax incentives from State and local authorities in connection with the relocation of our world corporate headquarters.

We plan to discharge our obligations under the MOU respecting the relocation of our world corporate headquarters by having a new 210,000 square foot office building built in the Capital Center District of the City and relocating our world corporate headquarters to that facility for the term of the Master Contract. We are presently evaluating whether we will own or lease that facility. As contemplated by the MOU, we expect to replace the video lottery terminals we have previously installed with new terminals and to provide the Lottery with an additional 1,000 new video lottery terminals.

In April 2003, we also announced that we intended to enter into a purchase and sale agreement with a subsidiary of Amgen Inc. ("Amgen"), a global biotechnology company, for the sale of our World Headquarters facilities and surrounding property in West Greenwich, Rhode Island. Our World Headquarters facilities are owned, and leased to us, by West Greenwich Technology Associates, L.P. (the "Partnership"), a limited partnership in which we have a 50% limited partnership interest, and any definitive purchase and sale agreement would require the approval of, and participation as a party by, the Partnership. We subsequently announced that these negotiations with Amgen ended without agreement.

As of April 23, 2003, we are in negotiations with the State, the EDC and the City regarding a possible amendment to the MOU to reflect changes resulting from the termination of the Amgen negotiations. On the basis of such negotiations to date, we do not presently believe that the termination of our negotiations with Amgen will affect the planned relocation of our world corporate headquarters to the City, or materially impact the implementation of the other arrangements described above with respect to the MOU, except that we now plan to upgrade and otherwise modify our existing manufacturing facility in the Town of West Greenwich, Rhode Island to support our expected expansion and consolidation of manufacturing operations, rather than construct a new manufacturing facility in the Town of West Warwick, Rhode Island. However, because such negotiations are ongoing and the arrangements described in the MOU are, in any event, subject to the passage of legislation by the State, the negotiation and execution of definitive arrangements (including the Master Contract), and certain other contingencies, there can be no assurance that the transactions described above will be consummated, or if they are consummated, that they will not be on terms that differ materially from the terms set forth above. See Note 23 to the consolidated financial statements.

Significant Contract Rebids and Extensions

A majority of our revenues and cash flow is derived from our portfolio of long-term online lottery service contracts, each of which in the ordinary course of our business is periodically the subject of competitive procurement or renegotiation.

In April 2003 (after the close of fiscal 2003), we entered into an agreement with Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, pursuant to which the term of our contract with CEF, which had been scheduled to expire in April 2003, is extended for 25 months from April 2003 (with CEF having the right to elect upon prior notice to terminate the contract early at any time after 20 months), and fees payable under our contract are reduced by 15%. See
Part II, Item 1 - "Legal Proceedings". Our current contract with CEF, which as extended, expires in April 2003, was our largest contract in fiscal 2003, as measured by annual revenues, accounting for 9.8% of our consolidated revenues.

The California lottery contract, which was our third largest contract in fiscal 2003 (based on annual revenues), expires in October 2003. On October 4, 2002, following a competitive bidding process, we entered into a facilities management agreement to provide online lottery technology, equipment and services to the California Lottery for a period of six years beginning on October 14, 2003, with four additional one year options to extend the agreement at the discretion of the California Lottery. After the exercise of any extension options, the agreement will remain in effect until either party gives notice of termination at least two years in advance.

The Georgia lottery contract, which was our fourth largest contract in fiscal 2003 (based on annual revenues), expires in September 2003. On November 15, 2002, following a competitive bidding process, we were awarded a contract by the Georgia Lottery Corporation to provide equipment for an online gaming system and related services, including a new wireless telecommunications network, for a seven-year period which is expected to commence on September 10, 2003.

See Part I, Item 1 - "Certain Factors That May Affect Future Performance -Our lottery operations are dependent upon our continued ability to retain and extend our existing contracts and win new contracts" and "Significant Developments Since the Start of Fiscal 2003 - Lottery Contract Awards " for further information concerning these matters.


Critical Accounting Policies

We have identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management's most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the consolidated financial statements, which includes other significant accounting policies.


REVENUE RECOGNITION

We recognize service revenues as the services are performed. Revenues from product sales or sales-type leases are recognized when installation is complete and the customer accepts the product (when acceptance is a stipulated contractual term). When we are not responsible for installation, revenue is recognized when the product is shipped. Amounts invoiced or received from customers in advance of revenue recognition are recorded in Advance Payments from Customers in our Consolidated Balance Sheets. We record liquidated damages (which equaled 0.47%, 0.14% and 0.47% of our total revenues in fiscal 2003, 2002 and 2001, respectively) as a reduction of revenue in the period they become probable and estimable.

Generally, we record product sales under long-term contracts under the percentage of completion method of accounting. Under the percentage of completion method of accounting, product sales and estimated gross profits are recognized as work is completed and accepted by the customer and are adjusted prospectively for revisions in estimated total contract costs in the period when the information necessary to make the adjustment becomes available. Provision for contract losses are made when the loss becomes known and quantifiable. We use the completed contract method of accounting for long-term contracts whenever we are unable to estimate the costs to complete the delivery or when the contract stipulates that the entire balance due under the contract is refundable if the customer does not accept the product. Under the completed contract method of accounting, we record product sales when we have substantially completed our obligations under the contract. A contract is regarded as substantially completed if remaining costs and potential risks are insignificant in amount.


RECEIVABLES AND INVENTORY RESERVES

We evaluate the collectibility of trade accounts and sales-type lease receivables on a customer-by-customer basis and we believe our reserves are adequate; however, if economic circumstances change significantly resulting in a major customer's inability or unwillingness to meet its financial obligations to us, original estimates of the recoverability of amounts due to us could be reduced by significant amounts requiring additional reserves.

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include amounts we manufacture or assemble for our long-term service contracts, which are transferred to Systems, Equipment and Other Assets Relating to Contracts upon shipment. Inventories also include amounts related to product sales contracts, including product sales under long-term contracts. We regularly review inventory quantities on hand and record provisions for potentially obsolete or slow-moving inventory based primarily on our estimated forecast of product demand and production requirements. We believe our reserves are adequate; however, should future sales forecasts change, our original estimates of obsolescence could increase by a significant amount requiring additional reserves.


IMPAIRMENT OF GOODWILL

We perform a test for the impairment of goodwill annually, or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating and reportable business segment (the Transaction Processing Segment), we perform this test by comparing the fair value of the Transaction Processing segment with its book value, including goodwill. If the fair value of the Transaction Processing segment exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, a write-down would be recorded.

IMPAIRMENT OF LONG-LIVED ASSETS

We periodically evaluate the recoverability of long-lived assets whenever indicators of impairment are present. Indicators of impairment include such items as declines in revenues and earnings or cash flows or material adverse changes in the economic or political stability of a particular country, which may indicate that the carrying amount of an asset is not recoverable. If facts and circumstances indicate that our long-lived assets may be impaired, the estimated future undiscounted cash flows associated with these long-lived assets would be compared to their carrying amounts to determine if a write-down to fair value is necessary.



Effect of New Accounting Pronouncements

During the first quarter of this fiscal year, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if events or circumstances indicate that these assets may be impaired. Intangible assets that are deemed to have definite lives are amortized over their useful lives. In connection with the adoption of this new standard, we determined that goodwill with a net book value of $1.3 million met the standards' intangible asset recognition criteria. Accordingly, we reclassified this amount during fiscal 2003 into intangible assets and we will continue to amortize it over its remaining useful life.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. We elected to early adopt SFAS 145 on August 25, 2002 (the first day of our fiscal 2003 third quarter). As a result, we reclassified the $12.5 million extraordinary charge and associated $4.7 million tax benefit we recorded in the fourth quarter of the prior fiscal year into Other Income (Expense) and Income Taxes in our Consolidated Income Statements, respectively.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. We adopted the disclosure provisions of FIN 45 during our fiscal 2003 fourth quarter. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide significant guarantees that would require recognition under FIN 45. As a result, we do not currently believe this interpretation will have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements", which provides guidance on how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be allowed to apply the guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". We are required to adopt the provisions of this EITF beginning on August 24, 2003 (the first day of our fiscal 2004 third quarter). We do not expect the adoption of this EITF to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the company's related parties in that same entity as its own interests. This interpretation applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 would be applied in the fiscal quarter beginning after June 15, 2003 (our third quarter of fiscal 2004).

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which we currently account for under the equity method of accounting. We are currently assessing the requirements to consolidate the Partnership in accordance with FIN 46. Should the Partnership require consolidation, we would be required to initially measure and record the assets, liabilities and noncontrolling interest of the Partnership at their fair values in our consolidated financial statements. Accordingly, we would record our World Headquarters facilities owned by the Partnership as an asset, and the Partnership's debt obligation as a liability in our consolidated financial statements. See Note 19 to the consolidated financial statements.

Common Stock Split

In the first quarter of this fiscal year, our Board of Directors approved a 2-for-1 common stock split that was distributed in the form of a stock dividend on May 23, 2002 to shareholders of record on May 16, 2002. All references to common shares and per share amounts have been adjusted to reflect the stock split for all periods presented in these consolidated financial statements and footnotes.

The following discussion should be read in conjunction with the table below.

                                                      SUMMARY FINANCIAL DATA

                                                                                     Fiscal Year Ended
                                                       ----------------------------------------------------------------------------
                                                             February 22,              February 23,               February 24,
                                                                 2003                      2002                      2001
                                                       ------------------------   -----------------------   -----------------------
                                                                                   (Dollars in thousands)
Revenues:
  Services                                             $   868,896       88.8%    $  831,787       82.4%    $  856,475       91.5%
  Sales of products                                        109,894       11.2        177,914       17.6         80,068        8.5
                                                       -----------      -----     ----------      -----     ----------      -----
    Total                                                  978,790      100.0      1,009,701      100.0        936,543      100.0

Costs and expenses:
  Costs of services (a)                                    535,041       61.6        586,308       70.5        564,095       65.9
  Costs of sales (a)                                        78,943       71.8        136,452       76.7         74,844       93.5
                                                       -----------      -----     ----------      -----     ----------      -----
    Total                                                  613,984       62.7        722,760       71.6        638,939       68.2
                                                       -----------      -----     ----------      -----     ----------      -----

Gross profit                                               364,806       37.3        286,941       28.4        297,604       31.8

Selling, general and administrative                         96,130        9.8        112,763       11.2        117,997       12.6
Research and development                                    42,852        4.4         33,779        3.3         49,267        5.3
Goodwill amortization                                            -          -          6,049        0.6          6,165        0.6
Special charges (credit)                                    (1,121)      (0.1)             -          -         42,270        4.5
                                                       -----------      -----     ----------      -----     ----------      -----
  Operating expenses                                       137,861       14.1        152,591       15.1        215,699       23.0

Operating income                                           226,945       23.2        134,350       13.3         81,905        8.8

Other income (expense):
  Interest income                                            3,837        0.4          5,450        0.5          5,596        0.6
  Equity in earnings of unconsolidated affiliates            7,376        0.8          3,959        0.4          3,167        0.3
  Other income (expense)                                     2,175        0.2        (11,163)      (1.1)         7,232        0.8
  Interest expense                                         (11,267)      (1.2)       (22,876)      (2.2)       (27,165)      (2.9)
                                                       -----------      -----     ----------      -----     ----------      -----
                                                             2,121        0.2        (24,630)      (2.4)       (11,170)      (1.2)
                                                       -----------      -----     ----------      -----     ----------      -----

Income before income taxes                                 229,066       23.4        109,720       10.9         70,735        7.6

Income taxes                                                87,045        8.9         41,694        4.2         27,587        3.0
                                                       -----------      -----     ----------      -----     ----------      -----
Net income                                             $   142,021       14.5%    $   68,026        6.7%    $   43,148        4.6%
                                                       ===========      =====     ==========      =====     ==========      =====

(a) Percentages are computed based on cost as a percentage of related revenue.

Results of Operations

COMPARISON OF FISCAL 2003 WITH 2002

Revenues were $978.8 million in fiscal 2003, compared to $1.0 billion in fiscal 2002, down $30.9 million, or 3.1%.

The following discussion on service revenues should be read in conjunction with the table below (in millions):

                                                   Fiscal Year Ended
                                   -------------------------------------------------
                                                                       Change
                                   February 22,   February 23,   -------------------
  Service revenues                     2003           2002           $          %
  ----------------                 ------------   ------------   --------     ------
Domestic lottery                   $      492.6   $      481.2   $   11.4       2.4
International lottery                     324.7          290.4       34.3      11.8
Commercial services                        48.9           50.3       (1.4)     (2.8)
All other                                   2.7            9.9       (7.2)    (72.3)
                                   ------------   ------------   --------     -----
                                   $      868.9   $      831.8   $   37.1       4.5
                                   ============   ============   ========     =====

Service revenues, including lottery and other services, were $868.9 million in fiscal 2003, compared to $831.8 million in fiscal 2002, up $37.1 million, or 4.5%. This increase was primarily driven by a $34.3 million increase in international lottery service revenues and an $11.4 million increase in domestic lottery services revenues, partially offset by the expiration of certain electronic benefit transfer contracts. Had last year's average exchange rates prevailed throughout fiscal 2003, we estimate that service revenues would have increased by approximately 7.1% compared to last year.

Our international lottery service revenues were $324.7 million in fiscal 2003, compared to $290.4 million in fiscal 2002, up $34.3 million, or 11.8%. This increase was primarily driven by several new international contracts, along with higher service revenues from Colombia. These positive factors were partially offset by lower service revenues resulting from the weakening of the Brazilian real against the U.S. dollar.

Our domestic lottery service revenues were $492.6 million in fiscal 2003, compared to $481.2 million in fiscal 2002, up $11.4 million, or 2.4%. This increase was primarily due to same store sales growth of approximately 7% and the impact of new contracts, partially offset by contractual rate changes.

Service revenues from commercial transaction processing services (primarily in Brazil), were down slightly from the prior year due to the weakening of the Brazilian real against the U.S. dollar. In local currency, commercial transaction processing service revenues increased approximately 20.5% over the prior year.

Product sales were $109.9 million in fiscal 2003, compared to $177.9 million in fiscal 2002, down $68.0 million, or 38.2%. Product sales in the prior year included significant sales of terminals and software to our customer in the United Kingdom. The absence of these sales in fiscal 2003 was partially offset by the sale of a turnkey lottery system to our customer in Portugal during the current fiscal year.

Our service margins improved from 29.5% in fiscal 2002 to 38.4% in fiscal 2003. Prior year service margins were negatively impacted by the write-off of assets and reserves associated with the economic instability in Argentina and impairment charges relating to an under-performing international contract. Fiscal 2003 service margins benefited from same store sales growth, new contracts that generated incrementally higher gross margins, lower depreciation (principally related to contract extensions and fully depreciated assets associated with existing contracts), and improved operational and service delivery efficiencies.

Our product margins improved to 28.2% in fiscal 2003 compared to 23.3% in fiscal 2002. Fiscal 2002 product margins were negatively impacted by inventory reserves recorded in connection with a product sale contract with a customer in Italy.

Operating expenses were $137.9 million in fiscal 2003, compared to $152.6 million in fiscal 2002, down $14.7 million, or 9.7%. This decrease was primarily driven by our continued execution of cost savings initiatives and emphasis on improving operating efficiencies, along with the benefit of the adoption of the new accounting standard on goodwill, which eliminated approximately $6.0 million of goodwill amortization during the current year. In addition, we recorded a credit against the special charge taken in fiscal 2001 of $1.1 million, which reflects lower than anticipated severance costs associated with the fiscal 2001 value assessment of our business operations. These declines in operating expenses were partially offset by increased spending on research and development in an effort to accelerate deployment of our Enterprise Series platform in the marketplace. As a percentage of revenues, operating expenses were 14.1% and 15.1% during fiscal 2003 and 2002, respectively.

Equity income was $7.4 million in fiscal 2003, compared to $4.0 million in fiscal 2002, up $3.4 million, or 86.3%, primarily due to equity income from the first full year of operations of our joint venture in Taiwan.

The components of other income (expense) in fiscal 2003 and fiscal 2002 are as follows (in millions):

                                                                              Fiscal Year Ended
                                                                       --------------------------------
                                                                          February 22,     February 23,
                                                                              2003             2002
                                                                       ---------------   --------------
Foreign exchange gains (losses)                                        $           4.2   $         (0.3)
Net charges associated with the early retirement of debt                          (2.3)           (12.5)
Write-off of our cost method investment in the common stock
   of an Internet security developer                                                 -             (9.3)
Gain on the sale of a majority interest in our subsidiary in the
   Czech Republic                                                                    -              3.9
Amortization of the gain on the 1998 sale of our 22.5% equity
   interest in Camelot Group plc                                                     -              5.0
Other                                                                              0.3              2.0
                                                                       ---------------   --------------
  Total other income (expense)                                         $           2.2   $        (11.2)
                                                                       ===============   ==============

During the third quarter of fiscal 2003, we used cash on hand to repurchase the remaining $40 million of our 7.75% Series A Senior Notes due 2004. In connection with this repurchase, we recorded net charges of $2.3 million, principally comprised of tender premiums to the holders of the notes, net of gains from the sale of interest rate swaps associated with the notes.

During the fourth quarter of fiscal 2002, we repurchased $110 million of 7.75% Series A Senior Notes due 2004 and $55 million of 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes"). In connection with this repurchase, we recorded charges of $12.5 million, principally comprised of tender premiums to the holders of the notes, net of gains on interest rate swaps, along with make whole premiums associated with the refinancing of our World Headquarters facilities.

Interest expense was $11.3 million in fiscal 2003, compared to $22.9 million in fiscal 2002, down $11.6 million, or 50.7%. This decrease was primarily due to our debt refinancing in the fourth quarter of the prior fiscal year and the third quarter of this fiscal year, resulting in lower debt balances and lower interest rates. In the fourth quarter of the prior fiscal year, we issued $175 million principal amount of 1.75% Convertible Debentures ("Debentures"). We used a portion of the proceeds from the Debentures to retire $165 million of Senior Notes in the fourth quarter of fiscal 2002 and we used cash on hand to repurchase the remaining $40 million of 7.75% Series A Senior Notes in the third quarter of fiscal 2003.

Weighted average diluted shares in fiscal 2003 declined 1.9 million shares to
58.4 million shares as a result of our share repurchase programs, resulting in an improvement to diluted earnings per share of approximately $0.08.

Our Debentures are convertible into shares of our common stock at a conversion price of $27.50 per share when our stock closes at or above $33 per share for 20 out of 30 consecutive trading days. For fiscal 2003 and 2002, 6.4 million shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible. Since December 2001, when we issued the Debentures, the first time our common stock closed at or above $33 per share was on March 20, 2003. From March 20, 2003 through April 15, 2003, our common stock closed above $33 per share on 13 out of 19 trading days.



COMPARISON OF FISCAL 2002 WITH 2001

Revenues were $1.0 billion in fiscal 2002, compared to $936.5 million in fiscal 2001, up $73.2 million, or 7.8%.

The following discussion on service revenues should be read in conjunction with the table below (in millions):

                                                   Fiscal Year Ended
                                   ---------------------------------------------------
                                                                         Change
                                   February 23,   February 24,     -------------------
Service revenues                        2002            2001           $           %
----------------                   ------------   ------------     --------     ------
Domestic lottery                   $      481.2   $      465.3     $   15.9       3.4
International lottery                     290.4          314.5        (24.1)     (7.7)
Commercial services                        50.3           45.9          4.4       9.6
All other                                   9.9           30.8        (20.9)    (67.9)
                                   ------------   ------------     --------     -----
                                   $      831.8   $      856.5     $  (24.7)     (2.9)
                                   ============   ============     ========     =====

Service revenues, including lottery and other services, were $831.8 million in fiscal 2002, compared to $856.5 million in fiscal 2001, down $24.7 million, or 2.9%. This decrease was primarily driven by a $24.1 million reduction in international lottery service revenues, along with the expiration of certain electronic benefit transfer contracts, partially offset by higher domestic lottery service revenues.

Our international lottery service revenues were $290.4 million in fiscal 2002, compared to $314.5 million in fiscal 2001, down $24.1 million, or 7.7%. This decrease was primarily due to the combined effect of the weakening of the Brazilian real against the United States dollar and contractual rate changes. This decrease was partially offset by an increase in sales by several of our international lottery customers and the launch of the national lotteries in Colombia, Jamaica and Taiwan.

Our domestic lottery service revenues were $481.2 million in fiscal 2002, compared to $465.3 million in fiscal 2001, up $15.9 million, or 3.4%. This increase was primarily due to higher same-store sales, primarily in California and Georgia.

Product sales were $177.9 million in fiscal 2002, compared to $80.1 million in fiscal 2001, up $97.8 million, or 55%. This increase was driven by sales of terminals and software to our customer in the United Kingdom.

Our service margins declined from 34.1% in fiscal 2001 to 29.5% in fiscal 2002, primarily due to the write-off of assets and reserves associated with the economic instability in Argentina and impairment charges relating to an under-performing international contract.

Our product margins increased from 6.5% in fiscal 2001 to 23.3% in fiscal 2002, primarily due to the large volume of terminal sales to our customer in the United Kingdom. In addition, cost over-runs on system installations in New South Wales, Australia and Israel adversely impacted fiscal 2001 margins.

Operating expenses were $152.6 million in fiscal 2002, compared to $215.7 million in fiscal 2001, down $63.1 million, or 29.3%. This decrease was principally due to the absence of $42.3 million of special charges recorded in fiscal 2001 and $15.6 million of cost reductions driven by our continued emphasis on improving productivity and efficiency. As a percentage of revenues, operating expenses were 15.1% and 23.0% during fiscal 2002 and 2001, respectively.

In fiscal 2001, we recorded special charges of $42.3 million in connection with certain contractual obligations and a value assessment of our business operations. The major components of the special charges consisted of $14 million for a workforce reduction that eliminated approximately 255 Company positions worldwide, $11.5 million for contractual obligations in connection with the departures in July 2000 of our former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $8.5 million for costs associated with the exit of certain business strategies and product lines and $8.3 million for the termination of consulting agreements and facility exit costs, net of gains on the disposition of Company aircraft. See Note 8 to the consolidated financial statements.

The components of other income (expense) in fiscal 2002 and fiscal 2001 are as follows (in millions):

                                                                             Fiscal Year Ended
                                                                       ------------------------------
                                                                        February 23,     February 24,
                                                                            2002             2001
                                                                       ---------------   ------------
Net charges associated with the early retirement of debt               $         (12.5)  $          -
Write-off of our cost method investment in the common stock
   of an Internet security developer                                              (9.3)             -
Gain on the sale of a majority interest in our subsidiary in the
   Czech Republic                                                                  3.9              -
Amortization of the gain on the 1998 sale of our 22.5% equity
   interest in Camelot Group plc                                                   5.0            8.8
Other                                                                              1.7           (1.6)
                                                                       ---------------   ------------
  Total other income (expense)                                         $         (11.2)  $        7.2
                                                                       ===============   ============

During the fourth quarter of fiscal 2002, we repurchased $110 million of 7.75% Series A Senior Notes due 2004 and $55 million of 7.87% Series B Senior Notes due 2007. In connection with this repurchase, we recorded charges of $12.5 million, principally comprised of tender premiums to the holders of the notes, net of gains on interest rate swaps, along with make whole premiums associated with the refinancing of our World Headquarters facilities.

Interest expense was $22.9 million in fiscal 2002, compared to $27.2 million in fiscal 2001, down $4.3 million, or 15.8%. This decrease was primarily due to lower interest rates including those resulting from the debt refinancing described above.

Our effective income tax rate decreased from 39% in fiscal 2001 to 38% in fiscal 2002 principally due to lower state income taxes and a reduction in non-deductible expenses.

Weighted average diluted shares in fiscal 2002 declined 9 million shares from
69.3 million shares to 60.3 million shares as a result of our share repurchase programs, resulting in an improvement to diluted earnings per share in fiscal 2002 of $0.15 per share. During fiscal 2002, we repurchased approximately 14.9 million shares for $219.3 million.



Changes in Financial Position, Liquidity and Capital Resources

During fiscal 2003, we generated $332.3 million of cash from operations, which we used to purchase $155.6 million of systems, equipment and other assets relating to contracts, to repurchase $64 million of our common stock and to repurchase the remaining $40 million of our 7.75% Senior Notes due 2004. At February 22, 2003, we had $116.2 million of cash and cash equivalents on hand, of which approximately 73% was concentrated with three financial institutions. At the close of fiscal 2003, we had no borrowings under our $300 million credit facility.

Trade accounts receivable increased by $7.3 million, from $100.4 million at February 23, 2002 to $107.7 million at February 22, 2003, primarily due to advance billings related to product sales we expect to record in fiscal 2004, along with receivables related to product sales recorded in the fourth quarter of fiscal 2003.

Inventories decreased by $14.3 million, from $86.6 million at February 23, 2002 to $72.3 million at February 22, 2003, primarily due to the sale of a turnkey lottery system to our customer in Portugal and the sale of a central system and software to our customer in France in fiscal 2003, partially offset by increases to inventory associated with product sales expected to be delivered during fiscal 2004.

Systems, equipment and other assets relating to contracts, net, increased by $41.3 million, from $369.6 million at February 23, 2002 to $410.9 million at February 22, 2003, primarily due to the purchase of $155.6 million of systems, equipment and other assets relating to contracts, partially offset by depreciation expense.

Other assets decreased by $14.5 million, from $89.4 million at February 23, 2002 to $74.9 million at February 22, 2003, primarily due to the sale of interest rate swaps in the third quarter of fiscal 2003.

Accounts payable increased by $30.6 million, from $43.4 million at February 23, 2002 to $74.0 million at February 22, 2003, primarily due to the timing of payments related to ongoing lottery system installations.

Accrued expenses decreased by $8.5 million, from $75.7 million at February 23, 2002 to $67.2 million at February 22, 2003, primarily due to the payment of costs accrued in connection with cost savings initiatives and operating efficiency programs.

Income taxes payable decreased by $7.3 million, from $53.9 million at February 23, 2002 to $46.6 million at February 22, 2003, primarily due to tax benefits related to foreign currency translation and stock award plans which were recorded through other comprehensive income, partially offset by the timing of income tax payments.

Other liabilities increased by $11.4 million, from $28.0 million at February 23, 2002 to $39.4 million at February 22, 2003, primarily due to the deferral of revenue related to our joint venture in Taiwan. See "Guarantees and Indemnifications" below and Note 12 to the consolidated financial statements.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2004 will be in the range of $230 million to $240 million, excluding investments that will be required under the proposed acquisitions of PolCard and Interlott and investments that may be required under the terms of our Memorandum of Understanding ("MOU") with the State of Rhode Island (the "State"), the Rhode Island Economic Development Corporation and the City of Providence, Rhode Island. Negotiations respecting the MOU are ongoing and subject to the passage of legislation by the State, the negotiation and execution of definitive agreements, and certain other contingencies. Accordingly, there can be no assurance that the transactions contemplated by the MOU will be consummated, or if they are consummated, that they will not be on terms that differ materially from the terms currently in the MOU. See Part 1, Item 1 -- "Business -- Developments Since the Close of Fiscal 2003", above.

Assuming that the PolCard and Interlott acquisitions are consummated in June 2003 and July 2003, respectively, we currently estimate that net cash to be used for investing activities in fiscal 2004 for the purchase of these businesses and investing activities subsequent to acquisition, will be in the range of $90 million to $100 million. In addition, we plan to issue approximately 900,000 shares of our common stock held in treasury to complete the acquisition of Interlott.

In connection with the terms of the MOU, we are to invest at least $100 million in the State through December 31, 2008, in part, with respect to the relocation of our world corporate headquarters. Because negotiations respecting the arrangements described in the MOU are ongoing, and in any event are subject to the passage of legislation by the State, the negotiation and execution of definitive agreements, and certain other contingencies, we are unable to estimate investing activity in fiscal 2004 with respect to the MOU.

We expect our principal sources of liquidity to be existing cash balances, along with cash generated from operations and borrowings under our credit facility. Our credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of February 22, 2003, there were no borrowings under the credit facility. We currently expect that our cash flow from operations and available borrowings under our credit facility will be sufficient for the foreseeable future to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund potential acquisitions, to fund the capital requirements under the MOU as currently contemplated, and to repurchase shares of our common stock, from time to time, under our share repurchase programs. Not withstanding the foregoing, we may seek alternative sources of financing to fund certain of our obligations under the MOU.

Details of our contractual obligations for long-term debt and operating leases are as follows (in millions):

                                                             Fiscal
                         ----------------------------------------------------------------------------
                           2004       2005       2006       2007       2008     Thereafter     Total
                         --------   --------   --------   --------   --------   ----------   --------
Long-term debt           $    7.0   $    5.6   $    5.1   $    5.8   $   95.6   $   175.0    $  294.1
Operating leases             18.7       14.8        7.3       33.4        3.1         6.1        83.4
                         --------   --------   --------   --------   --------   ---------    --------
Total                    $   25.7   $   20.4   $   12.4   $   39.2   $   98.7   $   181.1    $  377.5
                         ========   ========   ========   ========   ========   =========    ========

Operating lease payments include a $28 million residual value payment that we may be required to pay in fiscal 2007, or earlier under certain limited circumstances, related to the lease of our World Headquarters facilities.

On December 5, 2002, after the close of our fiscal 2003 third quarter, our Board of Directors authorized a new open market share repurchase program for up to an aggregate of $100 million of our outstanding common stock through March 31, 2004. From time to time, we plan to repurchase shares in the open market based on market conditions and corporate considerations.



Off-Balance Sheet Arrangements

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our World Headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. We account for the Partnership using the equity method. The following is a summary of certain unaudited financial information of the Partnership, at and for the period ended February 22, 2003, used as the basis for applying the equity method of accounting (in millions):

FEBRUARY 22, 2003           (Unaudited)
-----------------           ----------
EARNINGS DATA:
 Net loss                   $     (0.9)
BALANCE SHEET DATA:
 Assets                     $     17.7
 Liabilities                      27.4
 Partners' deficit                (9.7)

We recorded rent expense related to the lease of $0.5 million, $2.4 million and $3.3 million in fiscal 2003, 2002 and 2001, respectively, which is included in Selling, General and Administrative expense in our Consolidated Income Statements. See Note 19 to the consolidated financial statements for further information.

Guarantees and Indemnifications


Performance and other bonds

We enter into performance and other bonds related to various contracts, which generally have terms of one year. Potential payments due under these bonds are related to performance under the applicable contract. Historically, we have never made any payments under these types of bonds and we do not currently anticipate that payments will be required under the current bonds. The following table provides information related to potential commitments at February 22, 2003 (in millions):

                             Total Potential
                               Commitments
                             ---------------
Performance bonds            $         162.4
Financial guarantees                     6.9
All other bonds                          6.2
                             ---------------
                             $         175.5
                             ===============


Taiwan

We have a 44% interest in Lottery Technology Services Investment Corporation ("LTSIC"), which we account for using the equity method. LTSIC's wholly owned subsidiary, Lottery Technology Services Corporation ("LTSC"), provides equipment and services (which we supplied to LTSC), to the Bank of Taipei. The Bank of Taipei holds the license to operate the Taiwan Public Welfare Lottery.

At February 22, 2003 and February 23, 2002, we guaranteed loans made by an unrelated commercial lender to LTSC of $4.4 million and $6.4 million, respectively. The loans have a maturity date of January 2007 and our guarantee expires in July 2007.

We are recognizing 56% of product sales to, and service revenue from, LTSC. The remaining 44% of product sales and service revenue has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is principally included in Other Liabilities in our Consolidated Balance Sheets at February 22, 2003 and February 23, 2002. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid. See Notes 12 and 19 to the consolidated financial statements. Sales of products to, and service revenues from, LTSC were $8.5 million and $16.9 million in fiscal 2003 and 2002, respectively.


Times Squared

At February 22, 2003 and February 23, 2002, we guaranteed outstanding lease obligations of Times Squared Incorporated of $2.5 million and $2.6 million, respectively. The guarantee expires in December 2013. See Note 12 to the consolidated financial statements for further information.


Lottery Technology Enterprises

We have a 1% interest in Lottery Technology Enterprises ("LTE"), which is a joint venture between us and District Enterprise for Lottery Technology Applications ("Delta") of Washington, D.C. The joint venture agreement terminates on December 31, 2012. LTE holds a 10-year contract with the District of Columbia Lottery and Charitable Games Control Board (which expires in November 2009). Under Washington, D.C. law, by virtue of our 1% interest in LTE, we are jointly and severally liable, with the other partner, for the acts of the joint venture.


Delaware LLC

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is a joint venture between us and Full House Resorts, Inc. ("FHRI"), which was formed to conduct gaming development activities with Harrington Raceway, Inc. ("Harrington"). Pursuant to a 1995 management agreement, GED manages a casino for Harrington and in return receives a percentage of gross revenues and operating profits as defined in the agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act.

Market Risk Disclosures

The primary market risk inherent in our financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. Our exposure to commodity price changes is not considered material and is managed through our procurement and sales practices. We did not own any marketable equity securities in fiscal 2003.



Interest rates

Interest rate market risk is estimated as the potential change in the fair value of our total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At February 22, 2003, the estimated fair value of our $95 million of fixed rate Senior Notes approximated $105.9 million (as determined by an independent investment banker). A hypothetical 10% adverse or favorable change in interest rates applied to the fixed rate Senior Notes would not have a material effect on current earnings.

At February 22, 2003, the estimated fair value of our $175 million principal amount of 1.75% Convertible Debentures was $221.7 million (as determined by an independent investment banker). At February 22, 2003, a hypothetical 10% increase in interest rates would reduce the estimated fair value of the Convertible Debentures to $220 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of the Convertible Debentures to $223.6 million.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

We use various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. We had $135 million of interest rate swap agreements in place on our fixed rate Senior Notes, which effectively entitled us to exchange fixed rate payments for variable rate payments until May 2007. During the third quarter of fiscal 2003, we sold all of these interest rate swaps for $13.1 million. Approximately $10.0 million of these proceeds will be amortized as a reduction of interest expense through the due date of the Series B Senior Notes (May 2007). Approximately $1.3 million of the remaining proceeds were recorded as Other Income (Expense) in our Consolidated Income Statements in connection with the extinguishment of the Series A Senior Notes during the third quarter of fiscal 2003. See Note 9 to the consolidated financial statements for further information.

During the third quarter of fiscal 2003, we used cash on hand to repurchase the remaining $40 million of our 2004 Series A Senior Notes. In connection with this repurchase, we recorded net charges of $2.3 million, principally comprised of tender premiums to the holders of the notes, net of proceeds from the sale of interest rate swaps associated with the notes. This amount is included in Other Income (Expense) in our Consolidated Income Statements.

Equity price risk

At February 22, 2003, the estimated fair value of our $175 million principal amount of 1.75% Convertible Debentures was $221.7 million (as determined by an independent investment banker). At February 22, 2003, a hypothetical 10% increase in the market price of our common stock would increase the estimated fair value of the Convertible Debentures to $234.3 million and a hypothetical 10% decrease in the market price of our common stock would reduce the estimated fair value of the Convertible Debentures to $210.2 million.



Foreign Currency Exchange Rates

We are subject to foreign exchange exposures arising from current and anticipated transactions denominated in currencies other than our functional currency (United States dollars) and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts.

We seek to manage our foreign exchange risk by securing payment from our customers in United States dollars, by sharing risk with our customers, by utilizing foreign currency borrowings, by leading and lagging receipts and payments, and by entering into foreign currency exchange and option contracts. In addition, a significant portion of the costs attributable to our foreign currency revenues are payable in the local currencies. In limited circumstances, but whenever possible, we negotiate clauses into our contracts that allow for price adjustments should a material change in foreign exchange rates occur.

From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, we do not engage in foreign currency speculation. At February 22, 2003 and February 23, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $10.1 million and $10.5 million, respectively, that would be recorded in the equity section of our balance sheet.

At February 22, 2003 and February 23, 2002, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $2.5 million and $3.5 million, respectively, that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At February 22, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2004 of $10.3 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2003 and 2002 anticipatory cash flows that were hedged varied throughout each fiscal year, but averaged 61% in fiscal 2003 compared to 64% in fiscal 2002.

As of February 22, 2003, we had contracts for the sale of foreign currency of approximately $116.9 million (primarily Euro, pounds sterling and Czech koruna) and the purchase of foreign currency of approximately $41.1 million (primarily pounds sterling and Brazilian real). Comparatively, at February 23, 2002, we had contracts for the sale of foreign currency of approximately $51.9 million (primarily Brazilian real, pounds sterling and Euro) and the purchase of foreign currency of $32.2 million (primarily pounds sterling and Mexican pesos).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures are included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
GTECH Holdings Corp.

We have audited the accompanying consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 22, 2003 and February 23, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 22, 2003. Our audits also included the financial statement schedule listed in the index at item 16(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTECH Holdings Corporation and subsidiaries at February 22, 2003 and February 23, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 22, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, in fiscal 2003 GTECH Holdings Corporation adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/ Ernst & Young LLP


Boston, Massachusetts
March 21, 2003, except for
  Note 23, as to which the date is
  April 23, 2003

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         February 22,   February 23,
                                                                                             2003          2002
                                                                                         ------------   ------------
                                                                                           (Dollars in thousands)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                $  116,174     $   35,095
 Trade accounts receivable, net                                                              107,666        100,361
 Sales-type lease receivables                                                                  4,400          4,894
 Inventories                                                                                  72,287         86,629
 Deferred income taxes                                                                        29,410         28,321
 Other current assets                                                                         18,660         22,730
                                                                                          ----------     ----------
            TOTAL CURRENT ASSETS                                                             348,597        278,030

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                               410,911        369,595

GOODWILL, net                                                                                115,498        116,828

OTHER ASSETS                                                                                  74,923         89,376
                                                                                          ----------     ----------
            TOTAL ASSETS                                                                  $  949,929     $  853,829
                                                                                          ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                        $   74,042     $   43,430
  Accrued expenses                                                                            67,220         75,666
  Employee compensation                                                                       37,494         37,941
  Advance payments from customers                                                             69,706         72,645
  Income taxes payable                                                                        46,560         53,928
  Short term borrowings                                                                        2,616          2,358
  Current portion of long-term debt                                                            6,992          3,510
                                                                                          ----------     ----------
            TOTAL CURRENT LIABILITIES                                                        304,630        289,478

LONG-TERM DEBT, less current portion                                                         287,088        329,715

OTHER LIABILITIES                                                                             39,428         27,986

DEFERRED INCOME TAXES                                                                          3,217          3,695

COMMITMENTS AND CONTINGENCIES                                                                      -              -

SHAREHOLDERS' EQUITY:
 Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued             -              -
 Common Stock, par value $.01 per share - 150,000,000 shares authorized,
  92,296,404 and 92,297,404 shares issued; 56,638,331 and 57,491,256 shares outstanding at February 22, 2003 and February 23, 2002, respectively (shares adjusted
  to reflect May 2002 two-for-one stock split)                                                   923            461
Additional paid-in capital                                                                   242,274        234,247
Equity carryover basis adjustment                                                             (7,008)        (7,008)
Accumulated other comprehensive loss                                                         (95,488)      (100,815)
Retained earnings                                                                            684,653        542,878
                                                                                          ----------     ----------
                                                                                             825,354        669,763
Less cost of 35,658,073 and 34,806,148 shares in treasury at
 February 22, 2003 and February 23, 2002, respectively (shares adjusted to reflect
 May 2002 two-for-one stock split)                                                          (509,788)      (466,808)
                                                                                          ----------     ----------
                                                                                             315,566        202,955
                                                                                          ----------     ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  949,929     $  853,829
                                                                                          ==========     ==========

See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                                Fiscal Year Ended
                                                    ------------------------------------------------
                                                     February 22,    February 23,      February 24,
                                                        2003             2002              2001
                                                    -------------    ------------    ---------------
                                                    (Dollars in thousands, except per share amounts)
Revenues:
 Services                                             $  868,896     $  831,787       $  856,475
 Sales of products                                       109,894        177,914           80,068
                                                      ----------     ----------       ----------
                                                         978,790      1,009,701          936,543
Costs and expenses:
 Costs of services                                       535,041        586,308          564,095
 Costs of sales                                           78,943        136,452           74,844
                                                      ----------     ----------       ----------
                                                         613,984        722,760          638,939
                                                      ----------     ----------       ----------

Gross profit                                             364,806        286,941          297,604

Selling, general and administrative                       96,130        112,763          117,997
Research and development                                  42,852         33,779           49,267
Goodwill amortization                                          -          6,049            6,165
Special charges (credit)                                  (1,121)             -           42,270
                                                      ----------     ----------       ----------
 Operating expenses                                      137,861        152,591          215,699
                                                      ----------     ----------       ----------

Operating income                                         226,945        134,350           81,905

Other income (expense):
 Interest income                                           3,837          5,450            5,596
 Equity in earnings of unconsolidated affiliates           7,376          3,959            3,167
 Other income (expense)                                    2,175        (11,163)           7,232
 Interest expense                                        (11,267)       (22,876)         (27,165)
                                                      ----------     ----------       ----------
                                                           2,121        (24,630)         (11,170)
                                                      ----------     ----------       ----------

Income before income taxes                               229,066        109,720           70,735

Income taxes                                              87,045         41,694           27,587
                                                      ----------     ----------       ----------

Net income                                            $  142,021     $   68,026       $   43,148
                                                      ==========     ==========       ==========

Basic earnings per share                              $     2.49     $     1.15       $     0.62
                                                      ==========     ==========       ==========

Diluted earnings per share                            $     2.43     $     1.13       $     0.62
                                                      ==========     ==========       ==========

Weighted average shares outstanding - basic               57,081         58,998           69,128
                                                      ==========     ==========       ==========

Weighted average shares outstanding - diluted             58,391         60,318           69,310
                                                      ==========     ==========       ==========

See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Fiscal Year Ended
                                                                              ------------------------------------------
                                                                              February 22,   February 23,   February 24,
                                                                                  2003           2002           2001
                                                                              ------------   ------------   ------------
                                                                                       (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                     $  142,021     $   68,026     $   43,148
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                    133,452        154,071        156,262
  Intangibles amortization                                                          4,733          8,423         11,968
  Goodwill amortization                                                                 -          6,049          6,165
  Termination of interest rate swaps                                               11,357          2,364         12,970
  Tax benefit related to stock award plans                                          8,037          4,879              -
  Deferred income taxes provision                                                  (1,567)        (2,175)       (13,335)
  Asset impairment charges                                                              -         27,183          4,176
  Equity in earnings of unconsolidated affiliates, net of dividends received          316           (815)           343
  Special charges (credit)                                                         (1,121)             -         42,270
  Other                                                                             4,136         12,434          2,874
  Changes in operating assets and liabilities:
    Trade accounts receivable                                                     (12,007)        19,234         (3,230)
    Inventories                                                                    14,387         31,381        (50,369)
    Special charge                                                                   (573)        (7,995)       (24,852)
    Other assets and liabilities                                                   29,085         22,171         63,580
                                                                               ----------     ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         332,256        345,230        251,970

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts           (155,556)      (176,511)      (136,891)
Investments in and advances to unconsolidated subsidiaries                              -              -        (16,601)
Proceeds from the sale of majority interest in a subsidiary                             -         10,000              -
Proceeds from sale of investments                                                   2,560          2,098          1,050
Cash received from affiliates                                                           -          3,786          2,075
Other                                                                              (5,612)        (4,099)       (12,199)
                                                                               ----------     ----------     ----------
NET CASH USED FOR INVESTING ACTIVITIES                                           (158,608)      (164,726)      (162,566)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                            -        359,810         95,908
Principal payments on long-term debt                                              (47,416)      (349,130)      (138,737)
Purchases of treasury stock                                                       (64,032)      (219,322)       (19,587)
Proceeds from stock options                                                        16,867         44,814          6,455
Tender premiums and fees                                                           (3,434)       (17,930)             -
Debt issuance costs                                                                  (120)        (6,539)             -
Other                                                                               1,942            (44)         5,236
                                                                               ----------     ----------     ----------
NET CASH USED FOR FINANCING ACTIVITIES                                            (96,193)      (188,341)       (50,725)

Effect of exchange rate changes on cash                                             3,624         (4,016)        (2,846)
                                                                               ----------     ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   81,079        (11,853)        35,833

Cash and cash equivalents at beginning of year                                     35,095         46,948         11,115
                                                                               ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  116,174     $   35,095     $   46,948
                                                                               ==========     ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest payments (net of amounts capitalized)                                    11,266         25,216         26,937
 Income tax payments                                                               76,944         51,006         44,297
 Income tax refunds                                                                (1,901)        (1,057)       (18,701)
 Treasury shares issued under stock award plans                                     3,508          1,461          2,293

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         Equity     Accumulated
                                                        Additional   Carryover       Other
                                Outstanding   Common      Paid-in      Basis     Comprehensive  Retained     Treasury
                                   Shares      Stock      Capital    Adjustment  Income (Loss)  Earnings       Stock       Total
                                ----------- ----------  ----------   ----------  ------------- ----------   ----------   ----------
                                                                      (Dollars in thousands)
Balance at February 26, 2000    69,608,008  $      442  $  176,750   $   (7,008)  $  (69,493)  $  437,830   $ (241,945)  $  296,576

Comprehensive income:
 Net income                              -           -           -            -            -       43,148            -       43,148
 Other comprehensive income
    (loss):
  Foreign currency translation           -           -           -            -      (16,004)           -            -      (16,004)
  Net loss on derivative
    instruments                          -           -           -                      (447)           -            -         (447)
  Unrealized gain on
    investments                          -           -           -                        92            -            -           92
                                                                                                                         ----------
Comprehensive income                                                                                                         26,789
Treasury shares purchased       (2,210,400)          -           -            -            -            -      (19,587)     (19,587)
Shares issued under employee
  stock purchase and stock
  award plans                      445,446           -           -            -            -       (1,673)       5,710        4,037
Shares issued upon exercise of
  stock options                    672,000           3       6,452            -            -            -            -        6,455
Other stock based compensation           -           -          92            -            -            -            -           92
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance at February 24, 2001    68,515,054  $      445  $  183,294   $   (7,008)  $  (85,852)  $  479,305   $ (255,822)  $  314,362

Comprehensive income:
 Net income                              -           -           -            -            -       68,026            -       68,026
 Other comprehensive income
    (loss):
  Foreign currency translation           -           -           -            -      (15,122)           -            -      (15,122)
  Net gain on derivative
    instruments                          -           -           -            -          201            -            -          201
  Unrealized loss on
    investments                          -           -           -            -          (42)           -            -          (42)
                                                                                                                         ----------
Comprehensive income                                                                                                         53,063
Treasury shares purchased      (14,946,600)          -           -            -            -            -     (219,322)    (219,322)
Shares issued under employee
  stock purchase and stock
  award plans                      580,028           -           -            -            -       (4,353)       7,534        3,181
Shares issued upon exercise of
  stock options                  3,342,774          16      44,096            -            -         (100)         802       44,814
Other stock based compensation           -           -       1,978            -            -            -            -        1,978
Tax benefits related to stock
  award plans                            -           -       4,879            -                         -            -        4,879
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance at February 23, 2002    57,491,256  $      461  $  234,247   $   (7,008)  $ (100,815)  $  542,878   $ (466,808)  $  202,955

Comprehensive income:
 Net income                              -           -           -            -            -      142,021            -      142,021
 Other comprehensive income
    (loss), net of tax:
  Foreign currency translation,
    net of tax
   benefits of $13 million               -           -           -            -        5,344            -            -        5,344
  Net gain on derivative
    instruments                          -           -           -            -           91                         -           91
  Unrealized loss on
    investments                          -           -           -            -         (108)           -            -         (108)
                                                                                                                         ----------
Comprehensive income                                                                                                        147,348
Treasury shares purchased       (2,380,000)          -           -            -            -            -      (64,032)     (64,032)
Shares issued under employee
  stock purchase and stock
  award plans                      248,625           -           -            -            -          906        3,485        4,391
Shares issued upon exercise of
  stock options                  1,278,450           -         (10)           -            -         (690)      17,567       16,867
Tax benefits related to stock
  award plans                            -           -       8,037            -            -            -            -        8,037
May 2002 two-for-one stock
  split                                  -         462           -            -            -         (462)           -            -
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Balance at February 22, 2003    56,638,331  $      923  $  242,274   $   (7,008)  $  (95,488)  $  684,653   $ (509,788)  $  315,566
                                ==========  ==========  ==========   ==========   ==========   ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

GTECH Holdings Corporation ("Holdings") is a global information technology company providing software, networks and professional services that power high-performance, transaction processing solutions. When used in these notes, the terms "Holdings", "Company", "we", "our", and "us" refer to GTECH Holdings Corporation and its consolidated subsidiaries. We have a single operating and reportable business segment, the Transaction Processing segment. Our core market is the lottery industry, with a growing presence in commercial services transaction processing. Holdings conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only material asset, an investment in GTECH Corporation ("GTECH"), its wholly owned subsidiary.

CONSOLIDATION AND BASIS OF PRESENTATION

Our consolidated financial statements include the accounts of Holdings, GTECH, and all majority owned or controlled subsidiaries. We use the equity method to account for our investments in 20% to 50% owned affiliates, investments in corporate joint ventures, and other entities that we do not control. Consolidated net income includes our share of the net earnings of these companies. We account for our investments in less than 20% owned affiliates under the cost method. We eliminate from our financial results all significant intercompany accounts and transactions.

We operate on a 52 to 53-week fiscal year ending on the last Saturday in February. Fiscal 2003, 2002 and 2001 were 52-week years. Fiscal 2004 is a 53-week year and we will include the extra week in our fourth quarter ending February 28, 2004.

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

We recognize service revenues as the services are performed. Revenues from product sales or sales-type leases are recognized when installation is complete and the customer accepts the product (when acceptance is a stipulated contractual term). When we are not responsible for installation, revenue is recognized when the product is shipped. Amounts invoiced or received from customers in advance of revenue recognition are recorded in Advance Payments from Customers in our Consolidated Balance Sheets. We record liquidated damages (as defined in Note 11) as a reduction of revenue in the period they become probable and estimable.

Generally, we record product sales under long-term contracts under the percentage of completion method of accounting. Under the percentage of completion method of accounting, product sales and estimated gross profits are recognized as work is completed and accepted by the customer and are adjusted prospectively for revisions in estimated total contract costs in the period when the information necessary to make the adjustment becomes available. Provision for contract losses are made when the loss becomes known and quantifiable. We use the completed contract method of accounting for long-term contracts whenever we are unable to estimate the costs to complete the delivery or when the contract stipulates that the entire balance due under the contract is refundable if the customer does not accept the product. Under the completed contract method of accounting, we record product sales when we have substantially completed our obligations under the contract. A contract is regarded as substantially completed if remaining costs and potential risks are insignificant in amount.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

We have stock-based compensation plans which are described in detail in "Note 14
- Stock-Based Compensation Plans". We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for our stock-based compensation plans and we have elected to continue to use the intrinsic value-based method to account for stock option grants. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock.

Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income and earnings per share would have been reduced to the pro forma amounts listed in the table below. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model. Also disclosed in the table below are the principal weighted average assumptions used to estimate the fair value of the grants.

                                                                                       Fiscal Year Ended
                                                              ------------------------------------------------------------------
                                                              February 22, 2003        February 23, 2002       February 24, 2001
                                                              -----------------        -----------------       -----------------
                                                                        (Dollars in thousands, except per share amounts)
Net income, as reported                                         $     142,021             $     68,026           $      43,148
Add: Stock-based compensation expense included
      in reported net income, net of related tax effects                    -                        -                       -
Deduct: Total stock-based compensation expense
      determined under the fair value method for all
      awards, net of related tax effects                               (6,758)                  (5,704)                 (3,879)
                                                                -------------             ------------           -------------
Pro forma net income                                            $     135,263             $     62,322           $      39,269
                                                                =============             ============           =============

Basic earnings per share:
      As reported                                               $        2.49             $       1.15           $         .62
      Pro forma                                                          2.37                     1.06                     .57
Diluted earnings per share:
      As reported                                               $        2.43             $       1.13           $         .62
      Pro forma                                                          2.32                     1.03                     .57

Estimated weighted average fair value
      of options granted per share                              $        8.00             $      12.00           $        7.00

Principal assumptions:
      Risk-free interest rate                                             4.3%                     4.4%                    6.1%
      Expected life (in years)                                            3.3                      3.7                     4.4
      Expected volatility                                                40.0%                    47.0%                   34.0%
      Expected dividend yield                                               -                        -                       -

The effects of expensing the estimated fair value of stock options on our fiscal 2003, 2002 and 2001 net income and earnings per share is not necessarily representative of the effects on actual net income for future years because of the vesting period of the stock options and the potential issuance of additional stock options in future years.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

In conformity with generally accepted accounting principles, the preparation of our financial statements requires that we make estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. Some of our more significant estimates include estimates of future cash flows associated with long-lived assets; allocation of revenues and fair values in multiple element arrangements; inventory obsolescence; allowance for doubtful accounts; product warranty and depreciable lives of assets. Our estimates are based on the facts and circumstances available at the time estimates are made, historical experience, contract terms, risk of loss, general economic conditions and trends, and our assessment of the probable future outcome of these matters. Actual results may ultimately differ from initial estimates.

FOREIGN CURRENCY TRANSLATION

The functional currency for the majority of our foreign subsidiaries is the applicable local currency. For those subsidiaries, we translate assets and liabilities at exchange rates in effect at the balance sheet date, and income and expense accounts at weighted average exchange rates. The resulting foreign currency translation adjustments are recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. Gains or losses resulting from foreign currency transactions are recorded in our Consolidated Income Statements. We recognized net foreign exchange gains (losses) as a component of Service
Revenue and Other Income (Expense) in our Consolidated Income Statements as follows:

                                                                        Fiscal Year Ended
                                                -----------------------------------------------------------------
                                                February 22, 2003       February 23, 2002       February 24, 2001
                                                -----------------       -----------------       -----------------
                                                                      (Dollars in thousands)
Service revenue                                 $          (3,247)      $          (1,143)      $             743
Other income (expense)                                      4,237                    (251)                    392
                                                -----------------       -----------------       -----------------
  Total net foreign exchange gains (losses)     $             990       $          (1,394)      $           1,135
                                                =================       =================       =================

For those foreign subsidiaries operating in a highly inflationary economy or whose functional currency is the United States dollar, nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at current rates. The resulting foreign currency translation adjustments are recorded in Cost of Services in our Consolidated Income Statements.

DERIVATIVES AND HEDGING TRANSACTIONS

We use derivative financial instruments principally to manage the risk of foreign currency exchange rate and interest rate fluctuations and we account for our derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for the designation and the assessment of the effectiveness of hedging relationships.

From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with certain firm commitments, variable service revenues and certain assets and liabilities denominated in foreign currencies. These contracts generally have maturities of 12 months or less and are regularly renewed to provide continuing coverage throughout the year. We do not engage in foreign currency speculation.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We record certain contracts used to provide us with a degree of protection against foreign exchange risk on our variable service revenues at fair value in our Consolidated Balance Sheets. The related gains or losses on these contracts are either deferred in Shareholders' Equity (Accumulated Other Comprehensive
Loss) or immediately recognized in earnings depending on whether the contract qualifies for hedge accounting. The deferred gains and losses are subsequently recognized in earnings in the period that the related items being hedged are received and recognized in earnings. Contracts used to hedge assets and liabilities denominated in foreign currencies are recorded in our Consolidated Balance Sheets at fair value and the related gains or losses on these contracts are immediately recognized in earnings as a component of Other Income (Expense) in our Consolidated Income Statements.

INTEREST RATE SWAPS

From time to time, we enter into interest rate swap agreements to mitigate our exposure to interest rate changes. The amount and term of each interest rate swap agreement is matched with all or a portion of the then outstanding principal balance and remaining term of a specific debt obligation. These agreements involve the exchange of fixed interest rates for variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount receivable from or payable to counterparties is included as an asset or liability in our Consolidated Balance Sheets.

Gains resulting from the early termination of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as adjustments to interest expense over the remaining period originally covered by the terminated swap agreements. In the event of the early extinguishment of debt, any gain from the swap would be recognized in earnings as a component of Other Income (Expense) in our Consolidated Income Statements in the same period as the extinguishment gain or loss.

RESEARCH AND DEVELOPMENT

We expense research and development costs as incurred.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $9.3 million, $7.5 million and $5.5 million in fiscal 2003, 2002 and 2001, respectively.

INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes.

CASH AND CASH EQUIVALENTS

We classify short-term, highly liquid investments with an original maturity of three months or less at the date of purchase as cash equivalents. At February 22, 2003, approximately 73% of our cash and cash equivalent balances were concentrated with three financial institutions. At February 23, 2002, approximately 78% of our cash and cash equivalent balances were concentrated with one financial institution.

TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable are reflected net of allowances for doubtful accounts and liquidated damages of $20.6 million and $20.4 million at February 22, 2003 and February 23, 2002, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES AND OBSOLESCENCE

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include amounts we manufacture or assemble for our long-term service contracts, which are transferred to Systems, Equipment and Other Assets Relating to Contracts upon shipment. Inventories also include amounts related to product sales contracts, including product sales under long-term contracts. We regularly review inventory quantities on hand and record provisions for potentially obsolete or slow-moving inventory based primarily on our estimated forecast of product demand and production requirements. Inventories are net of allowances of $14.6 million and $14.2 million at February 22, 2003 and February 23, 2002, respectively.

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, NET

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Unamortized software development costs, included in Systems, Equipment and Other Assets Relating to Contracts, net and Other Assets in our Consolidated Balance Sheets, were $37.6 million and $38.0 million at February 22, 2003 and February 23, 2002, respectively. Related amortization expense amounted to $15.5 million, $15.9 million and $19.3 million in fiscal 2003, 2002 and 2001, respectively, and is included in Costs of Services or Costs of Sales in our Consolidated Income Statements.

GOODWILL AND OTHER INTANGIBLE ASSETS

During the first quarter of this fiscal year, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if events or circumstances indicate that these assets may be impaired. Intangible assets that are deemed to have definite lives are amortized over their useful lives. In connection with the adoption of this new standard, we determined that goodwill with a net book value of $1.3 million met the standards' intangible asset recognition criteria. Accordingly, we reclassified this amount into intangible assets and we will continue to amortize it over its remaining useful life. (See Note 6).

IMPAIRMENT OF GOODWILL

We perform a test for the impairment of goodwill annually, or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating and reportable business segment (the Transaction Processing Segment), we perform this test by comparing the fair value of the Transaction Processing segment with its book value, including goodwill. If the fair value of the Transaction Processing segment exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, a write-down would be recorded.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", we periodically evaluate the recoverability of long-lived assets whenever indicators of impairment are present. Indicators of impairment include such items as declines in revenues, earnings or cash flows or material adverse changes in the economic or political stability of a particular country, which may indicate that the carrying amount of an asset is not recoverable. If facts and circumstances indicate that our long-lived assets may be impaired, the estimated future undiscounted cash flows associated with these long-lived assets would be compared to their carrying amounts to determine if a write-down to fair value is necessary. (See Note 3).

NEW ACCOUNTING PRONOUNCEMENTS

As previously noted, we adopted the disclosure-only provisions of SFAS 148. See
Note 1 "Stock-Based Compensation" and Note 14 for detailed disclosures.

On the first day of this fiscal year, we adopted SFAS 144, which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS 144 did not have a material effect on our results of operations or financial position.

As previously mentioned, during the first quarter of this fiscal year, we adopted SFAS 142. Refer to Note 6 for detailed disclosures.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. We elected to early adopt SFAS 145 on August 25, 2002 (the first day of our fiscal 2003 third quarter). As a result, we reclassified the $12.5 million extraordinary charge and associated $4.7 million tax benefit we recorded in the fourth quarter of the prior fiscal year into Other Income (Expense) and Income Taxes in our Consolidated Income Statements, respectively.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. We adopted the disclosure provisions of FIN 45 during our fiscal 2003 fourth quarter. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide significant guarantees that would require recognition under FIN 45. As a result, we do not currently believe this interpretation will have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements", which provides guidance on how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be allowed to apply the guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". We are required to adopt the provisions of this EITF beginning on August 24, 2003 (the first day of our fiscal 2004 third quarter). We do not expect the adoption of this EITF to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the company's related parties in that same entity as its own interests. This interpretation applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 would be applied in the fiscal quarter beginning after June 15, 2003 (our third quarter of fiscal 2004).

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which we currently account for under the equity method of accounting. We are currently assessing the requirements to consolidate the Partnership in accordance with FIN 46. Should the Partnership require consolidation, we would be required to initially measure and record the assets, liabilities and noncontrolling interest of the Partnership at their fair values in our consolidated financial statements. Accordingly, we would record our World Headquarters facilities owned by the Partnership as an asset, and the Partnership's debt obligation as a liability in our consolidated financial statements. (See Note 19).


NOTE 2 - COMMON STOCK SPLIT

In the first quarter of this fiscal year, our Board of Directors approved a 2-for-1 common stock split that was distributed in the form of a stock dividend on May 23, 2002 to shareholders of record on May 16, 2002. All references to common shares and per share amounts have been adjusted to reflect the stock split for all periods presented in these consolidated financial statements and footnotes.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ASSET IMPAIRMENT CHARGES

During fiscal 2002 and 2001, we recorded asset impairment charges of $27.2 million and $4.2 million, respectively, relating to impairment of certain long-lived assets. The basis for these impairment charges was our estimate of the future undiscounted cash flows expected to be generated from the use of those assets compared to their net book value. The undiscounted cash flow projections were less than the net book value, indicating impairment.

Of the $27.2 million of impairment charges recorded during fiscal 2002, $15.8 million related to certain under-performing international contracts, $9.3 million related to an other than temporary decline in value of our cost method investment in the common stock of an Internet security developer, $1.1 million related to a facility write-down and $1.0 million related to an other than temporary decline in value of one of our equity method investments. These charges were included in Costs of Services, Other Income (Expense), Selling, General and Administrative expense and Equity in Earnings of Unconsolidated Affiliates in our Consolidated Income Statements, respectively.

Of the $4.2 million of impairment charges recorded during fiscal 2001, $1.4 million related to the exit of certain product lines, $1.1 million related to an other than temporary decline in value of one of our equity method investments, $1.0 million related to an other than temporary decline in value of a cost method investment in the common stock of a software company and $0.8 million related to an other than temporary decline in the value of our cost method investment in the common stock of an online entertainment company. These charges were included in Special Charges (Credit), Equity in Earnings of Unconsolidated Affiliates, Research and Development expense and Other Income (Expense) in our Consolidated Income Statements, respectively.



NOTE 4 - INVENTORIES

Inventories consist of the following:

                                   February 22, 2003         February 23, 2002
                                   -----------------         -----------------
                                            (Dollars in thousands)
Raw materials                      $          14,133         $          12,310
Work in progress                              54,855                    72,847
Finished goods                                 3,299                     1,472
                                   -----------------         -----------------
                                   $          72,287         $          86,629
                                   =================         =================

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for under the percentage of completion method of accounting. Work in progress at February 22, 2003 and February 23, 2002, includes approximately $51.3 million and $68.2 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $52.4 million and $62.6 million at February 22, 2003 and February 23, 2002, respectively. These amounts are included in Advance Payments from Customers in our Consolidated Balance Sheets.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS

Systems, equipment and other assets relating to contracts consists of the following:

                                                         February 22, 2003         February 23, 2002
                                                         -----------------         -----------------
                                                                   (Dollars in thousands)
Land and buildings                                       $           1,184         $           5,259
Computer terminals and systems                                   1,103,809                 1,173,923
Furniture and equipment                                            131,492                   125,616
Contracts in progress                                               39,571                    33,922
                                                         -----------------         -----------------
                                                                 1,276,056                 1,338,720
Less accumulated depreciation and amortization                     865,145                   969,125
                                                         -----------------         -----------------
                                                         $         410,911         $         369,595
                                                         =================         =================



NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if events or circumstances indicate that these assets may be impaired. Intangible assets that are deemed to have definite lives are amortized over their useful lives.

The adoption of SFAS 142 required us to perform an initial impairment assessment on all goodwill and indefinite lived intangible assets as of February 24, 2002 (the first day of our fiscal year) and we determined that no impairment existed. In connection with the adoption of the new standard, we determined that goodwill with a net book value of $1.3 million met the standards' intangible asset recognition criteria. Accordingly, we reclassified this amount during fiscal 2003 into intangible assets and we will continue to amortize it over its remaining useful life.

The following table presents the impact of SFAS 142 on net income and earnings per share had the standard been in effect for fiscal years 2002 and 2001:

                                                                    Fiscal Year Ended
                                                     ---------------------------------------------
                                                     February 23, 2002           February 24, 2001
                                                     -----------------           -----------------
                                                      (Dollars in thousands, except per share data)
Net income as reported                               $          68,026           $          43,148
  Add back amortization                                          5,710                       5,981
                                                     -----------------           -----------------
      Adjusted net income                            $          73,736           $          49,129
                                                     =================           =================

Basic earnings per share as reported                 $            1.15           $             .62
  Add back amortization                                            .10                         .09
                                                     -----------------           -----------------
      Adjusted earnings per share - basic            $            1.25           $             .71
                                                     =================           =================

Diluted earnings per share as reported               $            1.13           $             .62
  Add back amortization                                            .09                         .09
                                                     -----------------           -----------------
      Adjusted earnings per share - diluted          $            1.22           $             .71
                                                     =================           =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Intangible assets, which are included in Other Assets in our Consolidated Balance Sheets, are comprised of the following:

                                                            As of February 22, 2003
                                          --------------------------------------------------------
                                           Gross Carrying        Accumulated          Net Carrying
                                              Amount             Amortization            Amount
                                          ---------------        ------------         ------------
                                                             (Dollars in thousands)
Capitalized software                      $        13,255        $     12,133         $      1,122
Other                                               1,853                 785                1,068
                                          ---------------        ------------         ------------
        Total intangible assets           $        15,108        $     12,918         $      2,190
                                          ===============        ============         ============

                                                             As of February 23, 2002
                                          --------------------------------------------------------
                                           Gross Carrying        Accumulated          Net Carrying
                                               Amount            Amortization            Amount
                                          ----------------       ------------         ------------
                                                             (Dollars in thousands)
Contract based                            $        22,038        $     20,034         $      2,004
Capitalized software                               13,255               9,667                3,588
Other                                               1,489               1,489                    -
                                          ---------------        ------------         ------------
        Total intangible assets           $        36,782        $     31,190         $      5,592
                                          ===============        ============         ============

A reconciliation of the net carrying amount of intangible assets as of February 23, 2002 to February 22, 2003 is as follows (in thousands):

                                           Net Carrying
                                              Amount
                                          ---------------
Balance as of February 23, 2002           $         5,592
Reclassification from goodwill, net                 1,331
Amortization expense                               (4,733)
                                          ---------------
Balance as of February 22, 2003           $         2,190
                                          ===============

Amortization expense for fiscal 2003 and 2002 is as follows:

                                                    Fiscal Year Ended
                                       ---------------------------------------------
                                       February 22, 2003           February 23, 2002
                                       -----------------           -----------------
                                                  (Dollars in thousands)
Contract based                         $           2,004           $           4,007
Capitalized software                               2,467                       4,223
Other                                                262                         193
                                       -----------------           -----------------
    Total amortization                 $           4,733           $           8,423
                                       =================           =================

Amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

Fiscal           Amortization
 Year               Expense
------           ------------
 2004              $  1,383
 2005                   262
 2006                   262
 2007                   262
 2008                    21

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PRODUCT WARRANTIES

We offer a product warranty on all of our manufactured products (primarily terminals and related peripherals) sold to third parties. Although we do not have a standard product warranty, our typical warranty provides that we will repair or replace defective products for a period of time (usually ninety days) from the date revenue is recognized or from the date a product is delivered and tested. We estimate product warranty costs that we expect to incur during the warranty period and we record a charge to costs of sales for the estimated warranty cost at the time the product sale is recorded. In determining the appropriate warranty provision, consideration is given to historical warranty cost information, the status of the terminal model in its life cycle and current terminal performance. We periodically assess the adequacy of our product warranty reserves and adjust them as necessary in the period when the information necessary to make the adjustment becomes available.

We typically do not provide a product warranty on purchased products sold to third parties but attempt to pass the manufacturer's warranty, if any, on to our customers.

A summary of product warranty activity, which is included in Accrued Expenses in our Consolidated Balance Sheets, is as follows:

                                                                  Fiscal Year Ended
                                           ----------------------------------------------------------------
                                           February 22, 2003      February 23, 2002       February 24, 2001
                                           -----------------      -----------------       -----------------
                                                                (Dollars in thousands)
Balance at beginning of fiscal year        $           3,026      $             823       $           1,269
Additional reserves                                      536                  2,279                     217
Charges incurred                                      (2,275)                   (76)                    (13)
Change in estimate                                      (850)                     -                    (650)
                                           -----------------      -----------------       -----------------
Balance at end of fiscal year              $             437      $           3,026       $             823
                                           =================      =================       =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SPECIAL CHARGES

In fiscal 2001, we recorded special charges of $42.3 million in connection with certain contractual obligations and a value assessment of our business operations. The major components of the special charges consisted of $14 million for a workforce reduction that eliminated approximately 255 Company positions worldwide, $11.5 million for contractual obligations in connection with the departures in July 2000 of our former Chairman and Chief Executive Officer and former President and Chief Operating Officer, $8.5 million for costs associated with the exit of certain business strategies and product lines and $8.3 million for the termination of consulting agreements and facility exit costs, net of gains on the disposition of Company aircraft.

A summary of the special charge activity, which is included in Accrued Expenses in our Consolidated Balance Sheets, is as follows:

                                                                        Exit of Certain
                                      Worldwide       Executive             Business
                                      Workforce      Contractual         Strategies and
                                      Reduction      Obligations          Product Lines            Other              Total
                                      ---------      -----------         --------------          ----------        ----------
                                                                       (Dollars in thousands)
Special charges                       $  13,958      $    11,518         $       8,536           $     8,258       $   42,270
Cash expenditures                        (6,032)          (9,965)               (4,140)               (3,289)         (23,426)
Noncash charges                               -                -                (4,396)               (4,017)          (8,413)
                                      ---------      -----------         -------------           -----------       ----------
Balance at February 24, 2001              7,926            1,553                     -                   952           10,431

Change in estimate                         (438)             (71)                    -                   509                -
Cash expenditures                        (5,880)            (678)                    -                (1,437)          (7,995)
                                      ---------      -----------         -------------           -----------       ----------
Balance at February 23, 2002              1,608              804                     -                    24            2,436

Change in estimate                       (1,016)             (94)                    -                   (11)          (1,121)
Cash expenditures                          (260)            (338)                    -                    25             (573)
                                      ---------      -----------         -------------           -----------       ----------
Balance at February 22, 2003          $     332      $       372         $           -           $        38       $      742
                                      =========      ===========         =============           ===========       ==========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                 February 22, 2003           February 23, 2002
                                                 -----------------           -----------------
                                                            (Dollars in thousands)
1.75% Convertible Debentures due 2021            $         175,000           $         175,000
7.75% Series A Senior Notes due 2004                             -                      40,000
7.87% Series B Senior Notes due 2007                        95,000                      95,000
Interest rate swaps (see Note 10)                           14,721                      12,089
Other                                                        9,359                      11,136
                                                 -----------------           -----------------
                                                           294,080                     333,225
Less current portion                                         6,992                       3,510
                                                 -----------------           -----------------
                                                 $         287,088           $         329,715
                                                 =================           =================

On December 18, 2001, Holdings issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures ("Debentures") due December 15, 2021. The Debentures are unsecured, unsubordinated obligations of Holdings that are fully and unconditionally guaranteed by GTECH and certain of its subsidiaries. The Debentures accrue interest at an initial rate of 1.75% per year, subject to reset beginning December 15, 2006 under certain circumstances. In no event will the interest rate be reset below 1.75% or above 2.5% per year. Interest is payable semi-annually in arrears beginning on June 15, 2002.

On or after December 15, 2006, we may redeem for cash, all or part of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest up to, but not including, the date of redemption. Holders of the Debentures may require us to repurchase all or part of their Debentures on December 15, 2004, December 15, 2006, December 15, 2011 and December 15, 2016 at a price equal to 100% of the principal amount of the Debentures, plus accrued interest. We may choose to pay the purchase price in cash, shares of our common stock, or a combination of both. In addition, upon a change in control of our Company occurring on or before December 15, 2021, each Debenture holder may require us to repurchase all or a portion of such holder's Debentures for cash.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 36.3636 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $27.50 per share, subject to certain adjustments, in the following circumstances: (a) if the sale price of our common stock is more than 120% of the conversion price (approximately $33.00 per share) for at least 20 trading days in a 30 trading-day period prior to the date of surrender for conversion; (b) during any period in which the credit ratings assigned to the Debentures by Moody's or Standard & Poor's are reduced to below Ba1 or BB, respectively, or in which the credit rating assigned to the Debentures is suspended or withdrawn by either rating agency; (c) if the Debentures have been called for redemption; or (d) upon the occurrence of specified corporate transactions. During fiscal 2003, these Debentures did not meet the conversion requirements.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT (CONTINUED)

We used a portion of the proceeds from the Debentures to repurchase, during the fourth quarter of the prior fiscal year, $110 million of the 7.75% Series A Senior Notes due 2004 and $55 million of the 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes"). In connection with this repurchase, we recorded charges of $12.5 million, principally comprised of tender premiums to the holders of the notes, net of gains on interest rate swaps, along with make whole premiums associated with the refinancing of the Company's World Headquarters facilities. In addition, during the third quarter of fiscal 2003, we used cash on hand to repurchase the remaining $40 million of 7.75% Series A Senior Notes due 2004. In connection with this repurchase, we recorded net charges of $2.3 million, principally comprised of tender premiums to the holders of the notes, net of gains from the sale of interest rate swaps associated with the notes. The Senior Notes are unsecured and are guaranteed by Holdings and certain of GTECH's subsidiaries and interest on each series is payable semi-annually in arrears on May 15 and November 15 of each year.

We have an unsecured revolving credit facility of $300 million expiring in June 2006 (the "Credit Facility"). At February 22, 2003 and February 23, 2002 there were no outstanding borrowings under the Credit Facility. At February 22, 2003, we were required to pay a facility fee of .225% per annum on the total revolving credit commitment. The restrictive provisions of the Credit Facility include, among other things, requirements relating to the maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on our ability to make cash distributions on our common stock under certain circumstances. At February 22, 2003, under the most restrictive covenants, we had $122.2 million of retained earnings available for the payment of dividends. We have never paid cash dividends on our common stock and we do not plan to do so in the foreseeable future. The current policy of our Board of Directors is to reinvest earnings in the operation and expansion of our Company, to service our debt obligations and to repurchase shares of our common stock, from time to time, under our share repurchase programs.

Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. We had, at February 22, 2003, $10.3 million of letters of credit issued and outstanding under the Credit Facility and $25.8 million of letters of credit issued and outstanding outside of the Credit Facility. The total weighted average annual cost for all letters of credit was 0.95%.

At February 22, 2003, long-term debt matures as follows (in thousands):

Fiscal Year
-----------
   2004                  $   6,992
   2005                      5,597
   2006                      5,132
   2007                      5,749
   2008                     95,610
Thereafter                 175,000

The table above assumes holders of the Debentures do not require us to repurchase all or a part of their Debentures on December 15, 2004 or December 15, 2006, respectively, and also assumes that we do not redeem the Debentures for cash on or after December 15, 2006.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS

Cash equivalents are stated at cost, which approximates fair value.

DEBT

The carrying amounts and estimated fair values of our debt, as determined by an independent investment banker, are as follows:

                                                   February 22, 2003            February 23, 2002
                                              ----------------------------   -----------------------
                                                                Estimated                  Estimated
                                                 Carrying         Fair       Carrying        Fair
                                                   Value          Value        Value         Value
                                              --------------   -----------   ---------    ----------
                                                               (Dollars in thousands)
1.75% Convertible Debentures due 2021         $      175,000   $   221,690   $ 175,000    $  195,895
7.75% Series A Senior Notes due 2004                       -             -      40,000        42,078
7.87% Series B Senior Notes due 2007                  95,000       105,850      95,000        99,902
Interest rate swaps                                   14,721        14,721      12,089        12,089
Other                                                  9,359         9,359      11,136        11,136
                                              --------------   -----------   ---------    ----------
                                              $      294,080   $   351,620   $ 333,225    $  361,100
                                              ==============   ===========   =========    ==========

FOREIGN CURRENCY EXCHANGE CONTRACTS

The following table summarizes, by major currency, the contractual amounts of our forward exchange and option contracts translated to United States dollars using the exchange rate at the balance sheet date. The buy and sell amounts represent the United States dollar equivalent of commitments to purchase and sell foreign currencies.

                                                   February 22, 2003            February 23, 2002
                                                ---------------------         ---------------------
                                                 Buy            Sell            Buy        Sell
                                              Contracts       Contracts      Contracts   Contracts
                                              ---------       ---------      ---------   ---------
                                                              (Dollars in thousands)
Pounds sterling                               $  18,700       $  43,663      $ 14,778    $   8,160
Brazilian real                                   10,100               -             -       10,500
Mexican peso                                      3,987               -         9,903        1,089
Euro                                              1,180          54,717             -        8,107
Czech koruna                                          -           8,833             -        6,854
Australian dollar                                     -           1,999             -        6,369
Other                                             7,114           7,721         7,473       10,867
                                               ---------       ---------     --------    ---------
           Total                              $  41,081       $ 116,933      $ 32,154    $  51,946
                                               =========       =========     ========    =========

The fair values of our foreign currency exchange contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation when necessary for maturity differences. In the aggregate, the carrying value of these contracts approximated fair value at February 22, 2003 and February 23, 2002.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - FINANCIAL INSTRUMENTS (CONTINUED)

We had minimal exposure to loss from nonperformance by the counterparties to our forward exchange contract agreements at the end of fiscal 2003 and we do not anticipate nonperformance by counterparties in the periodic settlements of amounts due. We currently minimize this potential for risk by entering into forward exchange contracts exclusively with major, financially sound counterparties, and by limiting exposure to any one financial institution.

INTEREST RATE SWAPS

In February 2000, we entered into two interest rate swaps with an aggregate notional amount of $150 million that provided interest rate protection over the period February 25, 2000 to May 15, 2007. The swaps were designated as fair value hedges and effectively entitled us to exchange fixed rate payments for variable rate payments. The fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was increased by an equal amount in accordance with SFAS 133. On February 1, 2001, we sold the two interest rate swaps for $13 million and began amortizing the underlying debt adjustment of $13 million as a reduction of interest expense over the period February 2001 through May 2007 on an effective yield basis. In fiscal 2002, in connection with the repurchase of $165 million of Senior Notes, $3.9 million of this amount was recorded as Other Income (Expense) in our Consolidated Income Statements.

In June 2001, we entered into two interest rate swaps with an aggregate notional amount of $150 million that provided interest rate protection over the period June 6, 2001 to May 15, 2007. The fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was adjusted by an equal amount in accordance with SFAS 133. In the fourth quarter of fiscal 2002, in connection with the repurchase of $55 million of Senior Notes, we sold $55 million of the interest rate swaps for $2.4 million, which was recorded as Other Income (Expense) in our Consolidated Income Statements.

In March 2002, we entered into an interest rate swap with an aggregate notional amount of $40 million that provides interest rate protection over the period March 21, 2002 to May 15, 2004. The fair value of the swap was recorded as an asset and the carrying value of the underlying debt was adjusted by an equal amount in accordance with SFAS 133.

During the third quarter of fiscal 2003, we sold $135 million of interest rate swaps for $13.1 million. Approximately $10.0 million of these proceeds will be amortized as a reduction of interest expense through the due date of the Series B Senior Notes (May 2007). Approximately $1.3 million of the remaining proceeds were recorded as Other Income (Expense) in our Consolidated Income Statements in connection with the extinguishment of the Series A Senior Notes during the third quarter of fiscal 2003. (See Note 9).

At February 22, 2003, we did not have any outstanding interest rate swaps.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES

CONTRACTS

Contracts generally contain time schedules for, among other things, commencement of system operations and the installation of terminals, as well as detailed performance standards. We are typically required to furnish substantial bonds to secure our performance under these contracts. In addition to other possible consequences, including contract termination, failure to meet specified deadlines or performance standards could trigger substantial penalties in the form of liquidated damage assessments. Many of our contracts permit the customer to terminate the contract at will and do not specify the compensation, if any, that we would be entitled to were such a termination to occur. In fiscal 2003, 2002 and 2001, we paid or incurred liquidated damages (with respect to our contracts) of $4.6 million, $1.4 million and $4.4 million, respectively.

LITIGATION

SHAREHOLDER CLASS ACTION SUIT

As previously reported, we, together with William Y. O'Connor, our former Chairman and Chief Executive Officer, Steven P. Nowick, our former President and Chief Operating Officer, and W. Bruce Turner, our former Chairman and current President and Chief Executive Officer, were named as defendants in a shareholder class action suit captioned Sandra Kafenbaum and Steven Schulman, individually and on behalf of all others similarly situated, v. GTECH Holdings Corporation, et. al., which suit was filed in the U.S. District Court of Rhode Island in August 2000 and subsequently amended in February 2001. As amended, the complaint filed in the case generally alleges that with respect to various announcements made between July 13, 1998 and August 29, 2000, we and the other defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to us and respecting our prospects in certain non-lottery business lines and investments), while failing to disclose in a timely manner certain allegedly material adverse information that we purportedly had a duty to disclose (including an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary damages from us and the individual defendants. In April 2001, we and the other defendants moved to dismiss the complaint on the grounds that the allegations made in the complaint are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. Oral argument for our motion to dismiss was held in October 2001. In September 2002, the Court ruled on our motion, granting the motion to dismiss as to certain of our statements, but denying the motion to dismiss as to certain other of our statements cited in the complaint. The Court also granted our motion to dismiss plaintiff's claim against Mr. Turner, holding that there are no actionable statements attributable to him. We believe that we have good defenses to the claims made in this lawsuit. On the basis of information presently available, we believe the outcome of this matter will not materially adversely affect our consolidated financial position or results of operations.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

CAIXA ECONOMICA FEDERAL PROCUREMENT

As previously reported, Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, may undertake to handle internally the data processing services currently performed by us under our contract with CEF (the "CEF Contract"). The CEF Contract was our largest contract in fiscal 2003, as measured by annual revenues, accounting for 9.8% of our consolidated revenues.

In June 2002, CEF held a public hearing to describe in greater detail its plans for the operation of the National Lottery after the expiration of the CEF Contract. At this hearing, CEF revealed that it plans to directly acquire all terminals and certain related goods and services, to lease or to otherwise directly acquire all necessary telecommunications equipment and services, and to itself perform all necessary data processing services. In June 2002, we filed before the 17th Federal Lower Court of Brasilia, a lawsuit captioned "Atentado", in which we allege that CEF's proposed procurement process violates said Court's judgment obtained by us in March 2001, pursuant to which, in the context of a prior Request For Proposals proposed by CEF in 2000 (the "Year 2000 RFP"), we had obtained a writ (the "Writ") permitting us to submit an integrated bid for all goods and services to be required under the successor to the CEF Contract.

Subsequent material developments relating to these proceedings can be summarized as follows:

- In July 2002, we secured an injunction, from the 17th Federal Lower Court, ordering CEF to halt the CEF's proposed procurement process, which injunction was later confirmed in a decision on the merits of the claim.

- CEF, after obtaining an order from the Federal Higher Court of Brasilia (the court of appeal for decisions of the Federal Lower Court of Brasilia) partly suspending the 17th Federal Lower Court favorable award secured by us, commenced implementing its proposed procurement process by publishing four Requests For Proposals (the "Four RFP Procurement").

- CEF scheduled the auctions associated with the Four RFP Procurement to begin in September 2002, but the 17th Federal Lower Court of Brasilia enjoined CEF from proceeding in this manner.

- In September 2002, a judge sitting of the Federal Higher Court of Brasilia vacated the Writ without judgment on the merits, in light of the cancellation by CEF of the Year 2000 RFP (which was the object of the Writ), thereby permitting CEF to proceed with the Four RFP Procurement.

- In October 2002, we filed an interlocutory appeal to the Federal Higher Court of Brasilia (which was possible because the decision to vacate the Writ was made by a single judge and not by a panel), and this appeal currently remains pending.

- In addition to the interlocutory appeal, we filed also in October 2002, a Preventive Claim with the Superior Court of Justice (the court of appeal for decisions of the Federal Higher Courts) in order to suspend the effects of the September 2002 action of the Federal Higher Courts to vacate the Writ.

- The Superior Court of Justice subsequently granted us relief, and thus the Four RFP Procurement remains suspended.

- In October 2002, in an effort to obtain legal support to proceed with the Four RFP Procurement, CEF filed an interlocutory appeal to the Superior Court of Justice. To date, the appeal was examined by two Superior Court of Justice judges (out of a panel of five, both of which voted in favor of CEF).

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

- In addition, the Federal Government of Brazil has filed legal actions to support CEF's position in the Federal Higher Court of Brasilia and Superior Court of Justice of Brasilia.

- In January 2003, the CEF and GTECH agreed to extend the term of the CEF Contract (which had been scheduled to expire in January 2003) through April 14, 2003.

In April 2003, we entered into an agreement with CEF amending the CEF Contract so as to extend the term of the CEF Contract for 25 months from April 15, 2003 (provided that CEF upon prior notice may elect to terminate the CEF Contract any time after 20 months), and to reduce the fees payable by CEF under the CEF Contract by 15%. As part of our agreement with CEF to amend the CEF Contract, we agreed to execute a petition addressed to the Higher Federal Court in Brasilia in which we renounced certain of our claims that relate to specified non-lottery operations. Otherwise, the various legal claims between the parties summarized above remain unsettled.

At the present time, we are unable to predict whether or not the CEF will continue to seek the right to award contracts under the Four RFP Procurement upon the expiration of the term of the CEF Contract, as amended, or, if it does continue to seek such right, the outcome of our legal challenges to the Four RFP Procurement or the CEF's proposed procurement process generally.

SERLOPAR SUIT

In April 2002, SERLOPAR, the lottery authority for the Brazilian state of Parana, sued Dreamport Brasil Ltda. and GTECH Brasil Ltda., subsidiaries of ours, in the 2nd Public Finance Court of the City of Curitiba, State of Parana, with respect to an agreement dated July 31, 1997, as amended (the "VLT Agreement") between SERLOPAR and the defendants pursuant to which the defendants agreed to install and operate video lottery terminals ("VLTS") in Parana. SERLOPAR alleges in its suit that the defendants installed only 450 of the 1,000 VLTs that the defendants were allegedly obliged to install, and that the defendants were overpaid, and failed to reimburse SERLOPAR certain amounts alleged to be due to SERLOPAR, under the VLT Agreement. SERLOPAR seeks payment from the defendants of an amount in excess of $18.2 million (at current foreign exchange rates) with respect to these claims, together with unspecified amounts alleged to be due from the defendants with respect to general losses and damages (including loss of revenues) and court costs and legal fees. We believe we have good defenses to the claims made by SERLOPAR in this lawsuit, and intend to defend ourselves vigorously in these proceedings. Nevertheless, we are unable to predict the outcome of this lawsuit or its financial statement impact, if any.

We are also subject to certain other legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect our consolidated financial position or results of operations.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - GUARANTEES AND INDEMNIFICATIONS

We enter into performance and other bonds related to various contracts, which generally have terms of one year. Potential payments due under these bonds are related to performance under the applicable contract. Historically, we have never made any payments under these types of bonds and we do not currently anticipate that payments will be required under the current bonds. The following table provides information related to potential commitments at February 22, 2003 (in thousands):

                             Total potential
                               commitments
                             ---------------
Performance bonds            $       162,355
Financial guarantees                   6,911
All other bonds                        6,240
                             ---------------
                             $       175,506
                             ===============


Taiwan

We have a 44% interest in Lottery Technology Services Investment Corporation ("LTSIC"), which we account for using the equity method. LTSIC's wholly owned subsidiary, Lottery Technology Services Corporation ("LTSC"), provides equipment and services (which we supplied to LTSC), to the Bank of Taipei. The Bank of Taipei holds the license to operate the Taiwan Public Welfare Lottery. (See Note
19).

At February 22, 2003 and February 23, 2002, we guaranteed loans made by an unrelated commercial lender to LTSC of $4.4 million and $6.4 million, respectively. The loans have a maturity date of January 2007 and our guarantee expires in July 2007.

We are recognizing 56% of product sales to, and service revenue from, LTSC. The remaining 44% of product sales and service revenue has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is principally included in Other Liabilities in our Consolidated Balance Sheets at February 22, 2003 and February 23, 2002. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid. Sales of products to, and service revenues from, LTSC were $8.5 million and $16.9 million in fiscal 2003 and 2002, respectively.


Times Squared

At February 22, 2003 and February 23, 2002, we guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") of $2.5 million and $2.6 million, respectively. The guarantee expires in December 2013. Times Squared is a nonprofit corporation established for, among other things, providing secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.


Lottery Technology Enterprises

We have a 1% interest in Lottery Technology Enterprises ("LTE"), which is a joint venture between us and District Enterprise for Lottery Technology Applications ("Delta") of Washington, D.C. The joint venture agreement terminates on December 31, 2012. LTE holds a 10-year contract with the District of Columbia Lottery and Charitable Games Control Board (which expires in November 2009). Under Washington, D.C. law, by virtue of our 1% interest in LTE, we are jointly and severally liable, with the other partner, for the acts of the joint venture.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - GUARANTEES AND INDEMNIFICATIONS (CONTINUED)


Delaware LLC

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is a joint venture between us and Full House Resorts, Inc. ("FHRI"), which was formed to conduct gaming development activities with Harrington Raceway, Inc. ("Harrington"). Pursuant to a 1995 management agreement, GED manages a casino for Harrington and in return receives a percentage of gross revenues and operating profits as defined in the agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act.


Europrint

On July 1, 1998, we acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"), for a net cash purchase price of $21.6 million, including related acquisition costs. Europrint is a provider of media promotional games and IGI has pioneered the development of interactive, televised lottery games. We have the option, and under certain circumstances the obligation, during fiscal 2004, to acquire the remaining 20% of the equity of Europrint and IGI based on a multiple of their profitability, which we estimate to be less than $5 million.


NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of, and changes in, other comprehensive loss are as follows:

                                               Foreign       Net Gain (loss)      Unrealized
                                              Currency       on Derivative        Gain (loss)
                                             Translation       Instruments       on Investments         Total
                                            ------------     ---------------     --------------      ------------
                                                                  (Dollars in thousands)
Balance at February 26, 2000                $    (69,913)    $          420      $            -      $    (69,493)
Changes during the year, net of tax              (16,004)              (447)                 92           (16,359)
                                            -------------    ---------------     --------------      ------------
Balance at February 24, 2001                     (85,917)               (27)                 92           (85,852)

Changes during the year, net of tax              (15,122)               201                 (42)          (14,963)
                                            ------------     --------------      --------------      ------------
Balance at February 23, 2002                    (101,039)               174                  50          (100,815)
                                            ------------     --------------      --------------      ------------
Changes during the year, net of tax                5,344                 91                (108)            5,327
                                            ------------     --------------      --------------      ------------
Balance at February 22, 2003                $    (95,695)    $          265      $          (58)     $    (95,488)
                                            =============    ==============      ===============     ============

Of the ($95.7) million of foreign currency translation at February 22, 2003, ($98.1) million is associated with our subsidiaries in Brazil. In April 2003 (after the close of fiscal 2003), we entered into an agreement with Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery and our largest customer in fiscal 2003, pursuant to which the term of our contract with CEF, which had been scheduled to expire in April 2003, is extended for 25 months from April 2003 (with CEF having the right to elect upon prior notice to terminate the contract early at any time after 20 months), and fees payable under our contract are reduced by 15%. (See Note 11).

Systems, equipment and other assets relating to our contract with the National Lottery of Brazil became fully depreciated in January 2003, the end of the original contract term.

The $0.3 million of net gains on derivative instruments is expected to be reclassified to earnings in the next 12 months as the underlying transactions occur.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK-BASED COMPENSATION PLANS

We have various stock-based compensation plans whereby nonemployee members of our Board of Directors, officers and other key employees may receive grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance awards. We are authorized to grant up to 14,400,000 shares of common stock under these plans and, at February 22, 2003, grants of 8,342,400 nonqualified stock options and 1,248,500 shares of restricted stock had been made.

The stock options granted under these plans are to purchase our common stock at a price not less than fair market value at the date of grant. Stock options generally become exercisable ratably over a four-year period from the date of grant and expire 10 years after the date of grant (unless an earlier expiration date is set at the time of grant) and are subject to possible earlier exercise and termination in certain circumstances.

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our plans. We have adopted the disclosure-only provisions of SFAS 148, an amendment of SFAS
123. Therefore, no compensation cost has been recognized for stock option grants under the plans because the exercise price of all options granted was equal to 100 percent of the fair market value of our common stock on the respective date of each grant.

A summary of stock option activity under the plans is as follows:

                                                                   Fiscal Year Ended
                                       -------------------------------------------------------------------------
                                         February 22, 2003         February 23, 2002         February 24, 2001
                                       ----------------------    ----------------------    ---------------------
                                                     Weighted                  Weighted                 Weighted
                                        Shares       Average       Shares      Average      Shares      Average
                                         under       Exercise       under      Exercise      under      Exercise
                                        Options        Price       Options      Price       Options      Price
                                       ----------    --------    -----------   --------    ---------    --------
Outstanding at beginning of year        5,210,376    $ 13.56      6,588,750    $  12.94    5,648,350    $  13.86
Granted                                 2,212,000      22.83      2,582,000       15.06    2,558,000        9.89
Exercised                              (1,278,450)     13.20     (3,342,774)      13.39     (672,000)       9.61
Forfeited                                (792,000)     19.23       (617,600)      14.10     (945,600)      12.54
                                       ----------                ----------                ---------
Outstanding at end of year              5,351,926    $ 16.64      5,210,376    $  13.56    6,588,750    $  12.94
                                       ==========                ==========                =========

Exercisable at end of year              2,550,426    $ 16.38        890,626    $  14.00    3,363,500    $  14.15
                                       ==========                ==========                =========

Exercise prices for stock options outstanding under the plans as of February 22, 2003 are summarized as follows:

                                           Weighted Average
                                       -----------------------                   Weighted
                                        Remaining                                Average
   Range of              Options       Contractual    Exercise       Options     Exercise
Exercise Prices        Outstanding     Life (Years)    Price       Exercisable    Price
---------------        -----------     ------------   --------     -----------   --------
 $8.44 - $12.66         1,217,176         7.0         $  10.31        563,426    $ 10.10
$13.10 - $19.36         2,615,750         8.0         $  15.39      1,401,000    $ 15.46
$19.95 - $29.81         1,519,000         9.1         $  23.85        586,000    $ 24.64
                        ---------                                   ---------
                        5,351,926                                   2,550,426
                        =========                                   =========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK-BASED COMPENSATION PLANS (CONTINUED)

During fiscal 2003, 2002 and 2001, we awarded 195,000, 279,000 and 774,500 shares of restricted stock, respectively, to nonemployee members of our Board of Directors, officers and certain other key employees of our Company. Such shares had a weighted average fair value at the date of grant of $23, $16 and $9 per share, respectively. Recipients of restricted stock do not pay us any cash consideration for the shares. The fair value of the restricted stock award is being charged to expense over the vesting period. We recorded noncash charges to operations during fiscal 2003, 2002 and 2001 of $3.3 million, $4.3 million and $4.6 million, respectively, as compensation expense related to restricted stock.

In April 2003 (after the close of fiscal 2003), our Board of Directors approved the Senior Staff Officer Stock Ownership Plan (the "Plan"), whereby Senior Staff Officers of our Company are required to maintain ownership of our common stock equivalent to a percentage of their base salary. By the end of the fiscal 2008, our Chief Executive Officer will be required to attain ownership equal to two times his base salary, and all other Senior Staff Officers will be required to attain ownership equal to one times their base salary. In order to satisfy ownership requirements, the Plan participants must own and hold vested and unencumbered shares of our common stock.


NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

We maintain a Qualified Employee Stock Purchase Plan, which provides that eligible employees may purchase shares of our common stock, through regular payroll deductions, of up to 10% of their base earnings. Substantially all employees are eligible to participate in this plan, with the exception of those employees who are 5% or more shareholders in our Company. The purchase price is equal to 85% of the fair market value of the stock on the first or last trading day of the six-month offering period, whichever is lower. Employees may purchase shares having a fair market value of up to $25,000 per calendar year. All shares purchased must be retained for a period of one year. No compensation expense is recorded in connection with this plan. This plan expires upon the earlier of July 31, 2003 or the date the shares provided by the plan have been purchased. A total of 750,000 treasury shares were made available for purchase under this plan, of which 99,554 shares remain available for future purchase as of February 22, 2003.


NOTE 16 - EMPLOYEE BENEFITS

We have two defined contribution 401(k) retirement savings and profit sharing plans (the "Plans") covering substantially all employees in the United States and the Commonwealth of Puerto Rico. Under these Plans, an eligible employee may elect to defer receipt of a portion of base pay each year. We contribute this amount on the employee's behalf to the Plans and also make a matching contribution. For periods prior to January 1, 2001, the employer matching contribution was equal to 50% of the amount that the employee elected to defer up to 5% for a maximum matching contribution of 2.5% of the employee's base pay. Effective January 1, 2001, we increased the matching contribution to 100% on the first 3% and 50% on the next 2% that the employee elects to defer, up to a maximum matching contribution of 4% of the employee's base pay. At our discretion, we may contribute additional amounts to the Plans on behalf of employees based upon our profits for a given fiscal year. To be eligible to receive a profit sharing contribution, an employee must be actively employed on December 31 and the last day of the fiscal year for which the contribution is made. Employees are 100% vested at all times in the amounts they defer and any earnings on their contributions and are fully vested in the Company's matching contributions, profit sharing and any earnings on these contributions on the first anniversary of their date of hire.

Benefits under the Plans will generally be paid to participants upon retirement or in certain other limited circumstances. In fiscal 2003, 2002 and 2001, we recorded expense under these Plans of $9.0 million, $7.3 million and $6.6 million, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EMPLOYEE BENEFITS (CONTINUED)

We have a defined contribution Supplemental Retirement Plan that provides additional retirement benefits to certain key employees. At our discretion, we may contribute additional amounts to this plan on behalf of such key employees equal to the percentage of profit sharing contributions contributed to the Plan for the calendar year multiplied by the key employees' compensation (as defined by the Plan) for such year. In fiscal 2003, 2002 and 2001, we recorded expense under this plan of $0.6 million, $0.3 million and $.03 million, respectively.


NOTE 17 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                                                        Fiscal Year Ended
                                               -------------------------------------------------------------------
                                               February 22, 2003          February 23, 2002      February 24, 2001
                                               -----------------          -----------------      -----------------
                                                   (Dollars and shares in thousands, except per share amounts)
Numerator:
    Net income                                 $         142,021          $          68,026      $          43,148

Denominator:
    Weighted average shares - Basic                       57,081                     58,998                 69,128

    Effect of dilutive securities:
      Employee stock options and
         unvested restricted shares                        1,310                      1,320                    182
                                               -----------------          -----------------      -----------------
    Weighted average shares - Diluted                     58,391                     60,318                 69,310
                                               =================          =================      =================

Basic earnings per share                       $            2.49          $            1.15      $             .62
                                               =================          =================      =================

Diluted earnings per share                     $            2.43          $            1.13      $             .62
                                               =================          =================      =================

Options to purchase 569,000, 652,000 and 5,479,000 shares of common stock were outstanding at February 22, 2003, February 23, 2002 and February 24, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For fiscal 2003 and 2002, 6.4 million shares issuable upon the conversion of our 1.75% Convertible Debentures were not included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - INCOME TAXES

Income before income taxes consists of the following:

                                                              Fiscal Year Ended
                                       ----------------------------------------------------------------
                                       February 22, 2003      February 23, 2002       February 24, 2001
                                       -----------------      -----------------       -----------------
                                                            (Dollars in thousands)
United States                          $         139,597      $          42,581       $          13,455
Foreign                                           89,469                 67,139                  57,280
                                       -----------------      -----------------       -----------------
                                       $         229,066      $         109,720       $          70,735
                                       =================      =================       =================

Significant components of the provision for income taxes were as follows:

                                                               Fiscal Year Ended
                                       -----------------------------------------------------------------
                                       February 22, 2003        February 23, 2002      February 24, 2001
                                       -----------------        -----------------      -----------------
                                                             (Dollars in thousands)
Current:
      Federal                          $          37,750        $          (3,995)     $          10,634
      State                                        4,905                    2,132                  3,101
      Foreign                                     37,920                   40,853                 27,187
                                       -----------------        -----------------      -----------------
           Total Current                          80,575                   38,990                 40,922
                                       -----------------        -----------------      -----------------
Deferred:
      Federal                          $           3,499        $           4,072      $         (17,149)
      State                                          398                      474                   (931)
      Foreign                                     (5,464)                  (6,721)                 4,745
                                       -----------------        -----------------      -----------------
           Total Deferred                         (1,567)                  (2,175)               (13,335)
                                       -----------------        -----------------      -----------------

Charge in lieu of income taxes                     8,037                    4,879                      -
                                       -----------------        -----------------      -----------------
           Total Provision             $          87,045        $          41,694      $          27,587
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

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - INCOME TAXES (continued)

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

                                                          February 22, 2003      February 23, 2002
                                                          -----------------      -----------------
                                                                  (Dollars in thousands)
Deferred tax assets:
   Accruals not currently deductible for tax purposes    $           27,900     $           32,407
   Net operation loss carryforward                                    7,285                  5,540
   Inventory reserves                                                 6,324                  5,797
   Cash collected in excess of revenue recognized                     4,331                    372
   Tax credits                                                            -                    318
   Other                                                              4,072                  4,260
                                                         ------------------     ------------------
                                                                     49,912                 48,694
Deferred tax liabilities:
   Depreciation                                                      (8,273)               (12,558)
   Contingent interest on convertible debt                           (3,462)                     -
   Basis in partnership interest                                     (2,443)                (2,443)
   Special charges                                                     (476)                (1,850)
   Other                                                             (9,065)                (7,217)
                                                         ------------------     ------------------
                                                                    (23,719)               (24,068)
                                                         ------------------     ------------------
Net deferred tax assets                                  $           26,193     $           24,626
                                                         ==================     ==================

Undistributed earnings of foreign subsidiaries, excluding accumulated net earnings of foreign subsidiaries that, if remitted, would result in minimal or no additional tax because of the availability of foreign tax credits, amounted to $9.4 million at February 22, 2003. These earnings reflect full provision for foreign income taxes and are intended to be indefinitely reinvested in foreign operations. United States taxes that would be payable upon the remittance of these earnings are estimated to be $1.3 million.

At February 22, 2003, we had net operating loss carryforwards from foreign operations of $7.2 million, which can be carried forward indefinitely until fully utilized.

The effective income tax rate on income before income taxes differed from the statutory federal income tax rate for the following reasons:

                                                                  Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 22, 2003     February 23, 2002    February 24, 2001
                                           -----------------     -----------------    -----------------
Federal income tax using statutory rate          35.0%                 35.0%                35.0%
State taxes, net of federal benefit               1.5                   1.5                  2.0
Goodwill                                            -                   1.4                  3.4
Nondeductible expenses                            0.5                   0.9                  2.9
Tax credits                                      (0.7)                 (1.2)                (2.5)
Other                                             1.7                   0.4                 (1.8)
                                              -------               -------               --------
                                                 38.0%                 38.0%                39.0%
                                              =======               =======               =======

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - TRANSACTIONS WITH RELATED PARTIES

Receivables from related parties, which are included in Trade Accounts Receivable in our Consolidated Balance Sheets are as follows:

                                                    February 22, 2003      February 23, 2002
                                                    -----------------      -----------------
                                                             (Dollars in thousands)
Lottery Technology Services Corporation             $          9,590       $           8,263
Uthingo Management Proprietary Limited                         3,557                   2,701
Lottery Technology Enterprises                                   913                   1,050
Full House Resorts, Inc.                                           -                   2,400
                                                    ----------------       -----------------
                                                    $         14,060       $          14,414
                                                    ================       =================

LOTTERY TECHNOLOGY SERVICES CORPORATION

We have a 44% interest in Lottery Technology Services Investment Corporation ("LTSIC"), which we account for using the equity method. LTSIC's wholly owned subsidiary, Lottery Technology Services Corporation ("LTSC"), provides equipment and services, (which we supplied to LTSC), to the Bank of Taipei. The Bank of Taipei holds the license to operate the Taiwan Public Welfare Lottery.

Sales of products to, and service revenues from, LTSC were $8.5 million and $16.9 million in fiscal 2003 and 2002, respectively. At February 22, 2003 and February 23, 2002, we guaranteed loans made by an unrelated commercial lender to LTSC of $4.4 million and $6.4 million, respectively. The loans have a maturity date of January 2007 and our guarantee expires in July 2007.

We are recognizing 56% of product sales and service revenue from LTSC. The remaining 44% of product sales and service revenue has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is principally included in Other Liabilities in our Consolidated Balance Sheets at February 22, 2003 and February 23, 2002. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid.

UTHINGO MANAGEMENT PROPRIETARY LIMITED

We have a 10% interest in Uthingo Management Proprietary Limited ("Uthingo") which is accounted for using the equity method. Uthingo is a corporate joint venture that holds the license to operate the South African National Lottery. Sales of products to, and service revenues from, Uthingo were $18.0 million, $16.3 million and $28.2 million in fiscal 2003, 2002 and 2001, respectively.

LOTTERY TECHNOLOGY ENTERPRISES

Prior to February 2001, we held a 40% interest in Lottery Technology Enterprises ("LTE"). Our interest is now 1%. LTE is a joint venture between us and District Enterprise for Lottery Technology Applications of Washington, D.C. LTE holds a contract with the District of Columbia Lottery and Charitable Games Control Board. Sales of products to, and service revenues from, LTE were $3.0 million, $3.0 million and $2.1 million in fiscal 2003, 2002 and 2001, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

FULL HOUSE RESORTS, INC.

Prior to February 24, 2001, we had a 50% interest in each of four joint ventures with Full House Resorts, Inc. ("Full House"). The joint ventures were engaged in the financing and development of Native American and other casino gaming ventures. During fiscal 2002, we sold our interest in three of the four joint ventures for cash consideration of $1.8 million, which approximated carrying value. At February 23, 2002, we held a promissory note ("Note") issued by Full House with an outstanding principal balance of $2.4 million. During fiscal 2003, the Note was paid in full. Interest on the Note was payable monthly at the prime rate.


WEST GREENWICH TECHNOLOGY ASSOCIATES, L.P.

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our World Headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. We account for the Partnership using the equity method. The following is a summary of certain unaudited financial information of the Partnership, at and for the period ended February 22, 2003, used as the basis for applying the equity method of accounting (in thousands):

FEBRUARY 22, 2003                   (Unaudited)
-----------------                   -----------
  EARNINGS DATA:
    Net loss                        $    (852)
  BALANCE SHEET DATA:
    Assets                          $  17,732
    Liabilities                        27,434
    Partners' deficit                  (9,702)

In December 2001, the Partnership refinanced its outstanding mortgage on favorable terms and an unrelated third party became the new general partner of the Partnership, replacing the prior general partners. The Partnership incurred an expense on extinguishment of debt in the amount of $5.4 million in connection with the repayment of the existing mortgage, which was allocated to us and is included in Other Income (Expense) in our Consolidated Income Statements. In connection with the refinancing, the existing lease was amended to shorten its term and reduce the current lease payments. The Partnership has classified the lease as an operating lease in accordance with Financial Accounting Standards Board Statement 13, "Accounting for Leases." We recorded rent expense related to the lease of $0.5 million, $2.4 million and $3.3 million in fiscal 2003, 2002 and 2001 respectively, which is included in Selling, General and Administrative expense in our Consolidated Income Statements.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - LEASES

We lease certain facilities, equipment and vehicles under noncancelable operating leases that expire at various dates through fiscal 2012. Certain of these leases have escalation clauses and renewal options. We are required to pay all maintenance, taxes and insurance relating to our leased assets.

Future minimum lease payments for noncancelable operating leases with initial lease terms in excess of one year at February 22, 2003 were as follows (in thousands):

Fiscal Year                              Amount
-----------                            ----------
    2004                               $   18,680
    2005                                   14,789
    2006                                    7,329
    2007                                   33,347
    2008                                    3,076
 Therafter                                  6,141
                                       ----------
Total minimum lease payments           $   83,362
                                       ==========

Minimum lease payments include a $28 million residual value payment that we may be required to pay in fiscal 2007, or earlier under certain limited circumstances, related to the lease of our World Headquarters facilities. (See
Note 19).

The lease of our World Headquarters facilities has restrictive provisions including, among other things, requirements relating to the maintenance of certain financial ratios, restrictions on additional indebtedness, and restrictions on our ability to make cash distributions on our common stock under certain circumstances.

Rental expense for operating leases was $26.4 million, $33.2 million and $34.4 million for fiscal 2003, 2002 and 2001, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - BUSINESS SEGMENT AND GEOGRAPHIC DATA

We are a global information technology company providing software, networks and professional services that power high-performance, transaction processing solutions. We have a single operating and reportable business segment, the Transaction Processing segment, with our core market being the lottery industry. The accounting policies of the Transaction Processing segment are the same as those described in Note 1 - "Organization and Summary of Significant Accounting Policies". Management evaluates the performance of this segment based on operating income.

During the fourth quarter of fiscal 2003, we renamed the Lottery segment as the Transaction Processing segment, and have included our Transactive business unit in this segment because it provides transaction processing services.

The Company's geographic data is summarized below:

                                                                  Fiscal Year Ended
                                            -----------------------------------------------------------
                                            February 22, 2003    February 23, 2002    February 24, 2001
                                            -----------------    -----------------    -----------------
                                                               (Dollars in thousands)
Revenues from external sources:
     United States                          $         496,908    $         493,624    $         522,132
     Brazil                                           100,371              115,751              127,015
     United Kingdom                                    54,824              126,403               45,310
     Other foreign                                    326,687              273,923              242,086
                                            -----------------    -----------------    -----------------
                                            $         978,790    $       1,009,701    $         936,543
                                            =================    =================    =================

Revenues are attributed to countries based on the location of the customer.

                                                                  Fiscal Year Ended
                                            -----------------------------------------------------------
                                            February 22, 2003    February 23, 2002    February 24, 2001
                                            -----------------    -----------------    -----------------
                                                               (Dollars in thousands)
Systems, equipment and other assets
  relating to contracts, net:
     United States                          $         298,732    $         224,323    $         185,717
     Brazil                                             7,552               38,976               68,309
     Other foreign                                    104,627              106,296              107,308
                                            -----------------    -----------------    -----------------
                                            $         410,911    $         369,595    $         361,334
                                            =================    =================    =================

For fiscal 2003, 2002 and 2001, the aggregate revenues from Caixa Economica Federal in Brazil, represented 9.8%, 10.7% and 12.1% of our consolidated revenues, respectively. For fiscal 2002, the aggregate revenues from Camelot Group plc in the United Kingdom represented 11.3% of our consolidated revenues. No other customer accounted for more than 10% of consolidated revenues in those fiscal years.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2003 and 2002:

                                                           First          Second          Third        Fourth
                                                          Quarter         Quarter        Quarter       Quarter
                                                      --------------  --------------  ------------   -----------
                                                           (Dollars in thousands, except per share amounts)
Fiscal year ended February 22, 2003:
      Service revenues                                $     223,735   $      211,600  $    207,784   $   225,777
      Sales of products                                       7,677            9,358        48,682        44,177
      Gross profit                                           78,230           89,907        88,274       108,395
      Net income                                             29,041           38,207        32,831        41,942


      Basic earnings per share                        $         .50   $          .67  $        .58   $       .74
                                                      =============   ==============  ============   ===========

      Diluted earnings per share                      $         .49   $          .66  $        .57   $       .72
                                                      =============   ==============  ============   ===========

Fiscal year ended February 23, 2002:
      Service revenues                                $     210,551   $      209,619  $    196,427   $   215,190
      Sales of products                                      24,414           26,965        67,152        59,383
      Gross profit                                           70,536           69,329        74,086        72,990
      Net income                                             19,109           16,636        21,621        10,660


      Basic earnings per share                        $         .31   $          .28  $        .37   $       .19
                                                      =============   ==============  ============   ===========

      Diluted earnings per share                      $         .30   $          .28  $        .37   $       .18
                                                      =============   ==============  ============   ===========

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly diluted earnings per share in fiscal 2003 does not equal the total computed for that year.

During the third quarter of fiscal 2003, we recorded net charges of $2.3 million in connection with the retirement of $40 million of Senior Notes, which is included in Other Income (Expense) in our Consolidated Income Statements.

During the fourth quarter of fiscal 2002, we recorded net charges of $7.1 million related to the early retirement of $165 million of Senior Notes and charges of $5.4 million associated with the refinancing of our World Headquarters facility. Both of these amounts are included in Other Income (Expense) in our Consolidated Income Statements.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - SUBSEQUENT EVENTS

In February 2003 (after the close of fiscal 2003), we entered into an agreement to purchase a controlling equity position in PolCard S.A. ("PolCard"), a debit and credit card merchant transaction acquirer and processor in Poland. This agreement provides for the purchase of approximately 99.7% of the outstanding share capital of PolCard from its present shareholders, a group of Polish banks and a travel services company, Orbis S.A. The acquisition of PolCard will be effected through a Polish company created for purposes of the acquisition. After completion of the acquisition, we will own 62.8% of PolCard's outstanding equity, two funds managed by Innova Capital Sp. zo.o ("Innova"), a Warsaw-based private equity investment advisor, will own 36.9% of PolCard's outstanding equity, and the Polish Bank Association, one of PolCard's current owners, will continue to own 0.3% of the outstanding equity of PolCard. The aggregate purchase price to be paid by us and Innova for the PolCard equity to be acquired, together with approximately $2 million in debt assumed as part of the transaction, is expected to be approximately $62 million. Consummation of the PolCard acquisition is contingent upon the approval of the Polish Competition and Consumer Protection Office and the Polish Bank Association, and is subject to certain other closing conditions. We have the option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us, during the period commencing approximately four and ending approximately six years after closing. We expect the closing of the PolCard acquisition to occur in June 2003.

In March 2003 (after the close of fiscal 2003), we entered into an agreement to acquire Interlott Technologies, Inc. ("Interlott"), a provider of instant ticket vending machines for the worldwide lottery industry. This agreement provides for us to pay $9.00 per share of Interlott in cash or Holdings common stock, and to assume debt of approximately $21 million, for a total purchase price of approximately $85 million. Our obligation to complete this acquisition is subject to obtaining approval of the transaction by Interlott shareholders, securing necessary regulatory consents, and satisfying certain other closing conditions. Approval of this transaction by our shareholders is not required. We expect the closing of the Interlott acquisition to occur by late July 2003.

In April 2003 (after the close of fiscal 2003), we entered into an agreement with Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery and our largest customer in fiscal 2003, pursuant to which the term of our contract with CEF, which had been scheduled to expire in April 2003, is extended for 25 months from April 2003 (with CEF having the right to elect upon prior notice to terminate the contract early at any time after 20 months), and fees payable under our contract are reduced by 15%. (See Note 11).

In April 2003, we entered into a Memorandum of Understanding ("MOU") with the State of Rhode Island (the "State"), the Rhode Island Economic Development Corporation (the "EDC") and the City of Providence, Rhode Island (the "City"). Pursuant to the MOU, we agreed to develop and construct a new 210,000 square foot world corporate headquarters facility in the City and a new manufacturing facility in the Town of West Warwick, Rhode Island. The State agreed, pursuant to the MOU, to support the passage of legislation authorizing the Rhode Island Lottery Commission to enter into a contract with us under which we would purchase the right to become the exclusive provider of online, instant-ticket and video lottery systems and services for the Rhode Island Lottery (the "Lottery") during the 20 year term of the contract for an up-front payment by us in the amount of $12.5 million (the "Master Contract"). The MOU further provides that, through December 31, 2008, we are to invest at least $100 million in the State, in the aggregate, in connection with the development and construction of our new world corporate headquarters and manufacturing facilities, and performing our obligations under the Master Contract. The MOU calls for the EDC and the City to facilitate our obtaining certain tax incentives from State and local authorities in connection with the relocation of our world corporate headquarters.

We plan to discharge our obligations under the MOU respecting the relocation of our world corporate headquarters by having a new 210,000 square foot office building built in the Capital Center District of the City and relocating our world corporate headquarters to that facility for the term of the Master Contract. We are presently evaluating whether we will own or lease that facility. As contemplated by the MOU, we expect to replace the video lottery terminals we have previously installed with new terminals and to provide the Lottery with an additional 1,000 new video lottery terminals.

In April 2003, we also announced that we intended to enter into a purchase and sale agreement with a subsidiary of Amgen Inc. ("Amgen"), a global biotechnology company, for the sale of our World Headquarters facilities and surrounding property in West Greenwich, Rhode Island. Our World Headquarters facilities are owned, and leased to us, by West Greenwich Technology Associates, L.P. (the "Partnership"), a limited partnership in which we have a 50% limited partnership interest, and any definitive purchase and sale agreement would require the approval of, and participation as a party by, the Partnership. We subsequently announced that these negotiations with Amgen ended without agreement.

As of April 23, 2003, we are in negotiations with the State, the EDC and the City regarding a possible amendment to the MOU to reflect changes resulting from the termination of the Amgen negotiations. On the basis of such negotiations to date, we do not presently believe that the termination of our negotiations with Amgen will affect the planned relocation of our world corporate headquarters to the City, or materially impact the implementation of the other arrangements described above with respect to the MOU, except that we now plan to upgrade and otherwise modify our existing manufacturing facility in the Town of West Greenwich, Rhode Island to support our expected expansion and consolidation of manufacturing operations, rather than construct a new manufacturing facility in the Town of West Warwick, Rhode Island. However, because such negotiations are ongoing and the arrangements described in the MOU are, in any event, subject to the passage of legislation by the State, the negotiation and execution of definitive agreements (including the Master Contract), and certain other contingencies, there can be no assurance that the transactions described above will be consummated, or if they are consummated, that they will not be on terms that differ materially from the terms set forth above.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

The Parent Company conducts business through its consolidated subsidiaries and unconsolidated affiliates, and has as its only material asset, an investment in GTECH. Equity in earnings of consolidated affiliates recorded by the Parent Company includes the Parent Company's share of the after-tax earnings of GTECH. Taxes payable and deferred income taxes are obligations of the subsidiaries. Income tax expense related to both current and deferred income taxes are allocated to each subsidiary based on our consolidated effective income tax rates.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets
February 22, 2003

                                           Parent         Guarantor          Non-Guarantor       Eliminating
                                           Company       Subsidiaries        Subsidiaries          Entries         Consolidated
                                         -----------     -------------      ---------------     -------------     --------------
                                                                         (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents             $         -     $      88,739      $        27,435     $           -     $      116,174
   Trade accounts receivable, net                  -            69,185               38,481                 -            107,666
   Due from subsidiaries and
     affiliates                                    -            58,657                    -           (58,657)                 -
   Sales-type lease receivables                    -             1,795                2,605                 -              4,400
   Inventories                                     -            62,011               35,563           (25,287)            72,287
   Deferred income taxes                           -            27,581                1,829                 -             29,410
   Other current assets                            -             8,597               10,063                 -             18,660
                                         -----------     -------------      ---------------     -------------     --------------
     Total Current Assets                          -           316,565              115,976           (83,944)           348,597


Systems, Equipment and Other
   Assets Relating to Contracts, net               -           347,172               73,886           (10,147)           410,911
Investment in Subsidiaries and
   Affiliates                                315,566            81,570                    -          (397,136)                 -
Goodwill, net                                      -            70,605               44,893                 -            115,498
Other Assets                                       -            57,571               17,352                 -             74,923
                                         -----------     -------------      ---------------     -------------     --------------
     Total Assets                        $   315,566     $     873,483      $       252,107     $    (491,227)    $      949,929
                                         ===========     =============      ===============     =============     ==============



Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                      $         -     $      63,581      $        10,461     $           -     $       74,042
   Due to subsidiaries and affiliates              -                 -               58,657           (58,657)                 -
   Accrued expenses                                -            42,003               25,217                 -             67,220
   Employee compensation                           -            33,290                4,204                 -             37,494
   Advance payments from
     customers                                     -            24,276               45,430                 -             69,706
   Income taxes payable                            -            35,357               11,203                 -             46,560
   Short term borrowings                           -                 -                2,616                 -              2,616
   Current portion of long-term debt               -             3,524                3,468                 -              6,992
                                         -----------     -------------      ---------------     -------------     --------------
     Total Current Liabilities                     -           202,031              161,256           (58,657)           304,630

Long-Term Debt, less current
   portion                                         -           281,197                5,891                 -            287,088
Other Liabilities                                  -            25,213               14,215                 -             39,428
Deferred Income Taxes                              -            14,042              (10,825)                -              3,217
Shareholders' Equity                         315,566           351,000               81,570          (432,570)           315,566
                                         -----------     -------------      ---------------     -------------     --------------
     Total Liabilities and
       Shareholders' Equity              $   315,566     $     873,483      $       252,107     $    (491,227)    $      949,929
                                         ===========     =============      ===============     =============     ==============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets
February 23, 2002

                                            Parent           Guarantor         Non-Guarantor     Eliminating
                                            Company        Subsidiaries        Subsidiaries        Entries        Consolidated
                                         --------------    -------------     ----------------   -------------    --------------
                                                                         (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents             $            -    $      25,865     $         9,230    $           -    $       35,095
   Trade accounts receivable, net                     -           74,708              25,653                -           100,361
   Due from subsidiaries and
     affiliates                                       -           60,165                   -          (60,165)                -
   Sales-type lease receivables                       -            3,060               1,834                -             4,894
   Inventories                                        -           61,065              40,885          (15,321)           86,629
   Deferred income taxes                              -           25,264               3,057                -            28,321
   Other current assets                               -           11,937              10,793                -            22,730
                                         --------------    -------------     ---------------    -------------    --------------
     Total Current Assets                             -          262,064              91,452          (75,486)          278,030


Systems, Equipment and Other
   Assets Relating to Contracts, net                  -          274,692             134,983          (40,080)          369,595
Investment in Subsidiaries and
   Affiliates                                   202,955          128,099                   -         (331,054)                -
Goodwill, net                                         -           70,605              46,223                -           116,828
Other Assets                                          -           73,816              15,560                -            89,376
                                         --------------    -------------     ---------------    -------------    --------------
     Total Assets                        $      202,955    $     809,276     $       288,218    $    (446,620)   $      853,829
                                         ==============    =============     ===============    =============    ==============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                      $            -    $      35,286     $         8,144    $           -    $       43,430
   Due to subsidiaries and affiliates                 -                -              60,165          (60,165)                -
   Accrued expenses                                   -           51,358              24,308                -            75,666
   Employee compensation                              -           32,034               5,907                -            37,941
   Advance payments from
     customers                                        -           36,465              36,180                -            72,645
   Income taxes payable                               -           45,777               8,151                -            53,928
   Short term borrowings                              -                -               2,358                -             2,358
   Current portion of long-term debt                  -            1,337               2,173                -             3,510
                                         --------------    -------------     ---------------    -------------    --------------
     Total Current Liabilities                        -          202,257             147,386          (60,165)          289,478

Long-Term Debt, less current
   portion                                            -          320,752               8,963                -           329,715
Other Liabilities                                     -           20,295               7,691                -            27,986
Deferred Income Taxes                                 -            7,616              (3,921)               -             3,695
Shareholders' Equity                            202,955          258,356             128,099         (386,455)          202,955
                                         --------------    -------------     ---------------    -------------    --------------
     Total Liabilities and
       Shareholders' Equity              $      202,955    $     809,276     $       288,218    $    (446,620)   $      853,829
                                         ==============    =============     ===============    =============    ==============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 22, 2003

                                            Parent           Guarantor         Non-Guarantor     Eliminating
                                            Company        Subsidiaries        Subsidiaries        Entries        Consolidated
                                         --------------    -------------     ----------------   --------------   --------------
                                                                         (Dollars in thousands)
Revenues:
   Services                              $            -    $     658,815     $       210,081    $           -    $      868,896
   Sales of products                                  -           58,310              51,584                -           109,894
   Intercompany sales and fees                        -           96,058              58,756         (154,814)                -
                                         --------------    -------------     ---------------    -------------    --------------
                                                      -          813,183             320,421         (154,814)          978,790
Costs and expenses:
   Costs of services                                  -          383,256             177,663          (25,878)          535,041
   Costs of sales                                     -           49,578              29,799             (434)           78,943
   Intercompany cost of sales
     and fees                                         -           65,446              21,671          (87,117)                -
                                         --------------    -------------     ---------------    -------------    --------------
                                                      -          498,280             229,133         (113,429)          613,984
                                         --------------    -------------     ---------------    -------------    --------------

Gross profit                                          -          314,903              91,288          (41,385)          364,806

Selling, general & administrative                     -           70,434              25,696                -            96,130
Research and development                              -           31,391              11,461                -            42,852
Special charge (credit)                               -           (1,121)                  -                -            (1,121)
                                         --------------    -------------     ---------------    -------------    --------------
     Operating expenses                               -          100,704              37,157                -           137,861
                                         --------------    -------------     ---------------    -------------    --------------

Operating income                                      -          214,199              54,131          (41,385)          226,945

Other income (expense):
     Interest income                                  -            1,597               2,240                -             3,837
     Equity in earnings of
       unconsolidated affiliates                      -            3,499               3,877                -             7,376
     Equity in earnings of
       consolidated affiliates                  142,021           40,991                   -         (183,012)                -
     Other income (expense)                           -           (5,930)              8,105                -             2,175
     Interest expense                                 -           (9,028)             (2,239)               -           (11,267)
                                         --------------    -------------     ---------------    -------------    --------------

Income before income taxes                      142,021          245,328              66,114         (224,397)          229,066

Income taxes                                          -           93,225              25,123          (31,303)           87,045
                                         --------------    -------------     ---------------    -------------    --------------

Net income                               $      142,021    $     152,103     $        40,991    $    (193,094)   $      142,021
                                         ==============    =============     ===============    =============    ==============


                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 23, 2002

                                            Parent           Guarantor         Non-Guarantor     Eliminating
                                            Company        Subsidiaries        Subsidiaries        Entries        Consolidated
                                         --------------    -------------     ----------------   --------------   --------------
                                                                 (Dollars in thousands)
Revenues:
   Services                              $            -    $     634,014     $       197,773    $           -    $      831,787
   Sales of products                                  -          141,772              36,142                -           177,914
   Intercompany sales and fees                        -          169,234              86,762         (255,996)                -
                                         --------------    -------------     ---------------    -------------    --------------
                                                      -          945,020             320,677         (255,996)        1,009,701
Costs and expenses:
   Costs of services                                  -          395,602             200,880          (10,174)          586,308
   Costs of sales                                     -          117,017              20,450           (1,015)          136,452
   Intercompany cost of sales
     and fees                                         -          102,334              36,051         (138,385)                -
                                         --------------    -------------     ---------------    -------------    --------------
                                                      -          614,953             257,381         (149,574)          722,760
                                         --------------    -------------     ---------------    -------------    --------------

Gross profit                                          -          330,067              63,296         (106,422)          286,941

Selling, general & administrative                     -           86,635              26,128                -           112,763
Research and development                              -           25,943               7,836                -            33,779
Goodwill amortization                                 -            2,529               3,520                -             6,049
                                         --------------    -------------     ---------------    -------------    --------------
     Operating expenses                               -          115,107              37,484                -           152,591
                                         --------------    -------------     ---------------    -------------    --------------

Operating income                                      -          214,960              25,812         (106,422)          134,350

Other income (expense):
     Interest income                                  -            2,222               3,228                -             5,450
     Equity in earnings of
       unconsolidated affiliates                      -            1,174               2,785                -             3,959
     Equity in earnings of
       consolidated affiliates                   68,026           22,670                   -          (90,696)                -
     Other income (expense)                           -          (18,090)              6,927                -           (11,163)
     Interest expense                                 -          (20,691)             (2,185)               -           (22,876)
                                         --------------    -------------     ---------------    -------------    --------------

Income before income taxes                       68,026          202,245              36,567         (197,118)          109,720

Income taxes                                          -           76,853              13,897          (49,056)           41,694
                                         --------------    -------------     ---------------    -------------    --------------

Net income                               $       68,026    $     125,392     $        22,670    $    (148,062)   $       68,026
                                         ==============    =============     ===============    =============    ==============


                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 24, 2001

                                            Parent           Guarantor         Non-Guarantor     Eliminating
                                            Company        Subsidiaries        Subsidiaries        Entries        Consolidated
                                         --------------    -------------     ----------------   --------------   --------------
                                                                 (Dollars in thousands)
Revenues:
   Services                              $            -    $     635,643     $       220,832    $           -    $      856,475
   Sales of products                                  -           43,973              36,095                -            80,068
   Intercompany sales and fees                        -          158,421             113,771         (272,192)                -
                                         --------------    -------------     ---------------    -------------    --------------
                                                      -          838,037             370,698         (272,192)          936,543
Costs and expenses:
   Costs of services                                  -          390,351             179,201           (5,457)          564,095
   Costs of sales                                     -           57,030              17,907              (93)           74,844
   Intercompany cost of sales
     and fees                                         -          131,172              57,077         (188,249)                -
                                         --------------    -------------     ---------------    -------------    --------------
                                                      -          578,553             254,185         (193,799)          638,939
                                         --------------    -------------     ---------------    -------------    --------------

Gross profit                                          -          259,484             116,513          (78,393)          297,604

Selling, general & administrative                     -           85,624              32,373                -           117,997
Research and development                              -           35,753              13,514                -            49,267
Goodwill amortization                                 -            2,529               3,636                -             6,165
Special charge                                        -           35,514               6,756                -            42,270
                                         --------------    -------------     ---------------    -------------    --------------
     Operating expenses                               -          159,420              56,279                -           215,699
                                         --------------    -------------     ---------------    -------------    --------------

Operating income                                      -          100,064              60,234          (78,393)           81,905

Other income (expense):
     Interest income                                  -            2,096               3,500                -             5,596
     Equity in earnings of
       unconsolidated affiliates                      -            1,639               1,528                -             3,167
     Equity in earnings of
       consolidated affiliates                   43,148           45,815                   -          (88,963)                -
     Other income (expense)                           -           (3,667)             10,899                -             7,232
     Interest expense                                 -          (26,111)             (1,054)               -           (27,165)
                                         --------------    -------------     ---------------    -------------    --------------

Income before income taxes                       43,148          119,836              75,107         (167,356)           70,735

Income taxes                                          -           46,736              29,292          (48,441)           27,587
                                         --------------    -------------     ---------------    -------------    --------------

Net income                               $       43,148    $      73,100     $        45,815    $    (118,915)   $       43,148
                                         ==============    =============     ===============    =============    ==============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 22, 2003

                                            Parent           Guarantor         Non-Guarantor     Eliminating
                                            Company        Subsidiaries        Subsidiaries        Entries        Consolidated
                                         --------------    -------------     ----------------   --------------   --------------
                                                                         (Dollars in thousands)
Net cash provided by operating
   activities                            $            -    $     294,549     $        39,497    $      (1,790)   $      332,256

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                        -         (135,465)            (21,881)           1,790          (155,556)
     Other                                            -           (3,052)                  -                -            (3,052)
                                         --------------    -------------     ---------------    -------------    --------------
Net cash used for investing
     activities                                       -         (138,517)            (21,881)           1,790          (158,608)

Financing Activities
   Principal payments on long-term
     debt                                             -          (43,571)             (3,845)               -           (47,416)
   Purchases of treasury stock                  (64,032)               -                   -                -           (64,032)
   Proceeds from stock options                   16,867                -                   -                -            16,867
   Intercompany capital transactions             46,282          (46,282)                  -                -                 -
   Tender premiums and
     prepayment fees                                  -           (3,434)                  -                -            (3,434)
   Debt issuance costs                                -             (120)                  -                -              (120)
   Other                                            883                -               1,059                -             1,942
                                         --------------    -------------     ---------------    -------------    --------------
Net cash used for financing
     activities                                       -          (93,407)             (2,786)               -           (96,193)

Effect of exchange rate changes
     on cash                                          -              249               3,375                -             3,624
                                         --------------    -------------     ---------------    -------------    --------------
Increase in cash and
     cash equivalents                                 -           62,874              18,205                -            81,079
Cash and cash equivalents at
     beginning of year                                -           25,865               9,230                -            35,095
                                         --------------    -------------     ---------------    -------------    --------------
Cash and cash equivalents at end
     of year                             $            -    $      88,739     $        27,435    $           -    $      116,174
                                         ==============    =============     ===============    =============    ==============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 23, 2002

                                            Parent           Guarantor         Non-Guarantor     Eliminating
                                            Company        Subsidiaries        Subsidiaries        Entries        Consolidated
                                         --------------    -------------     ----------------   --------------   --------------
                                                                 (Dollars in thousands)
Net cash provided by operating
   activities                            $            -    $     303,564     $        58,073    $     (16,407)   $      345,230

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                        -         (132,610)            (60,308)          16,407          (176,511)
   Proceeds from the sale of majority
     interest in a subsidiary                         -           10,000                   -                -            10,000
   Proceeds from sale of investments                  -                -               2,098                -             2,098
   Cash received from affiliates                      -            3,786                   -                -             3,786
   Other                                              -           (3,462)               (637)               -            (4,099)
                                         --------------    -------------     ---------------    -------------    --------------
Net cash used for investing
     activities                                       -         (122,286)            (58,847)          16,407          (164,726)

Financing Activities
   Net proceeds from issuance of
     long-term debt                                   -          353,000               6,810                -           359,810
   Principal payments on long-term
     debt                                             -         (347,573)             (1,557)               -          (349,130)
   Purchases of treasury stock                 (219,322)               -                   -                -          (219,322)
   Proceeds from stock options                   44,814                -                   -                -            44,814
   Intercompany capital transactions            172,788         (172,788)                  -                -                 -
   Tender premiums and
     prepayment fees                                  -          (17,930)                  -                -           (17,930)
   Debt issuance costs                                -           (6,539)                  -                -            (6,539)
   Other                                          1,720                -              (1,764)               -               (44)
                                         --------------    -------------     ---------------    -------------    --------------
Net cash provided by (used for)
     financing activities                             -         (191,830)              3,489                -          (188,341)

Effect of exchange rate changes
     on cash                                          -             (651)             (3,365)               -            (4,016)
                                         --------------    --------------    ---------------    -------------    --------------
Decrease in cash and
     cash equivalents                                 -          (11,203)               (650)               -           (11,853)
Cash and cash equivalents at
     beginning of year                                -           37,068               9,880                -            46,948
                                         --------------    -------------     ---------------    -------------    --------------
Cash and cash equivalents at end
     of year                             $            -    $      25,865     $         9,230    $           -    $       35,095
                                         ==============    =============     ===============    =============    ==============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 24, 2001

                                            Parent           Guarantor         Non-Guarantor     Eliminating
                                            Company        Subsidiaries        Subsidiaries        Entries        Consolidated
                                         --------------    -------------     ----------------   --------------   --------------
                                                                         (Dollars in thousands)
Net cash provided by operating
   activities                            $            -    $     189,575     $        80,467    $     (18,072)   $      251,970

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                        -          (67,774)            (87,189)          18,072          (136,891)
   Investments in and advances to
     unconsolidated affiliates                        -          (16,424)               (177)               -           (16,601)
   Proceeds from sale of investments                  -                -               1,050                -             1,050
   Cash received from affiliates                      -            2,075                   -                -             2,075
   Other                                              -          (12,118)                (81)               -           (12,199)
                                         --------------    -------------     ---------------    -------------    --------------
Net cash used for investing
     activities                                       -          (94,241)            (86,397)          18,072          (162,566)

Financing Activities
   Net proceeds from issuance of
     long-term debt                                   -           88,000               7,908                -            95,908
   Principal payments on long-term
     debt                                             -         (137,400)             (1,337)               -          (138,737)
   Purchases of treasury stock                  (19,587)               -                   -                -           (19,587)
   Proceeds from stock options                    6,455                -                   -                -             6,455
   Intercompany capital transactions             11,431          (11,431)                  -                -                 -
   Other                                          1,701                -               3,535                -             5,236
                                         --------------    -------------     ---------------    -------------    --------------
Net cash provided by (used for)
     financing activities                             -          (60,831)             10,106                -           (50,725)

Effect of exchange rate changes
     on cash                                          -            1,705              (4,551)               -            (2,846)
                                         --------------    -------------     ---------------    -------------    --------------
Increase (decrease) in cash and
     cash equivalents                                 -           36,208                (375)               -            35,833
Cash and cash equivalents at
     beginning of year                                -              860              10,255                -            11,115
                                         --------------    -------------     ---------------    -------------    --------------
Cash and cash equivalents at end
   of year                               $            -    $      37,068     $         9,880    $           -    $       46,948
                                         ==============    =============     ===============    =============    ==============


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

Except as to the information called for by Item 14 - "Controls and Procedures", the information called for by Part III (Item 10 - "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 - "Executive Compensation,"
Item 12 - "Security Ownership of Certain Beneficial Owners and Management", Item 13 - "Certain Relationships and Related Transactions" and Item 15 - "Principal Accountant Fees and Services") of Form 10-K is incorporated herein by reference Holdings' definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held in August 2003, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
(1) FINANCIAL STATEMENTS:

                                                                    Page(s)

Report of Ernst & Young LLP, Independent Auditors

The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at
         February 22, 2003 and February 23, 2002

Consolidated Income Statements
         Fiscal year ended February 22, 2003,
         Fiscal year ended February 23, 2002, and
         Fiscal year ended February 24, 2001

Consolidated Statements of Cash Flows --
         Fiscal year ended February 22, 2003,
         Fiscal year ended February 23, 2002, and
         Fiscal year ended February 24, 2001

Consolidated Statements of Shareholders' Equity--
         Fiscal year ended February 22, 2003,
         Fiscal year ended February 23, 2002, and
         Fiscal year ended February 24, 2001

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

(3) EXHIBITS:

 2.1 Agreement and Plan of Merger, dated as of March 17, 2003, among Holdings, Bengal Acquisition Co. and Interlott Technologies (incorporated by reference to Exhibit 2.1 to Holdings' 8-K filed on March 17, 2003).

 2.2 Stockholder Voting and Option Agreement, dated as of March 17, 2003, among Holdings, Bengal Acquisition Co. and L. Rogers Wells, Jr. (incorporated by reference to Exhibit 2.2 to Holdings' 8-K filed on March 17, 2003).

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

 3.3     Amended and Restated By-Laws of Holdings (incorporated by reference to
         Exhibit 3.3 of Holdings' 2002 10-K).

 4.1 Credit Agreement, dated June 22, 2001, by and among GTECH, as Borrower, Bank of America, N.A., as Administrative Agent and as Lender and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 26,
         2001).

 4.2 Indenture, dated as of December 18, 2001, by and among Holdings, GTECH, GTECH Rhode Island Corporation, GTECH Latin America Corporation, and The Bank of New York (incorporated by reference to Exhibit 4.1 of Holdings' 10-Q for the quarterly period ended November 24, 2001).

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

 4.4 Specimen Form of certificate of Common Stock (incorporated by reference to Exhibit 4.18 of the S-1 of Holdings, Registration No. 33-54236).

10.1 Agreement dated March 5, 2001 by and between Holdings and Howard S. Cohen (incorporated by reference to Exhibit 10.1 of Holdings' 2001 10-K).*

 10.2 Amendment, dated March 28, 2001, to Agreement dated March 5, 2001, by and between Holdings and Howard S. Cohen (incorporated by reference to Exhibit 10.2 of Holdings' 2001 10-K).*

 10.3 Amendment, dated May 4, 2001, to the Agreement, dated March 5, 2001, as amended, by and between Holdings and Howard S. Cohen. (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended May 26, 2001).*

+10.4 Separation Agreement and Mutual Release, dated as of December 13, 2002, by and among Holdings, GTECH and Howard S. Cohen.*

 10.5 Agreement, dated as of August 9, 2000, between Holdings and W. Bruce Turner (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

 10.6 Amendment, dated as of June 1, 2001, to the Agreement, dated as of August 9, 2000 by and between Holdings and W. Bruce Turner (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended May 26, 2001.)*

 10.7 Agreement, dated as of August 6, 2002, among Holdings, GTECH and W. Bruce Turner (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the Quarterly Period ended August 24, 2002).*

 10.8 Form of Agreement, relating to a potential change of control involving Holdings, entered into between Holdings and, respectively, certain members of senior management (incorporated by reference to Exhibit 10.5 of Holdings' 2000 10-K).*

+10.9 List of signatories to Agreement relating to potential change of control involving Holdings and certain members of senior management, with the respective dates of such Agreements.*

+10.10   GTECH Corporation Executive Perquisites Program.*

+10.11   List of participants in GTECH Corporation Executive Perquisites
         Program.*

+10.12   Form of Executive Separation Agreement.*

+10.13   Schedule of Recipients of Executive Separation Agreement.*

 10.14 Supplemental Retirement Plan effective January 1, 1992 (incorporated by reference to Exhibit 10.8 of Holdings 2000 10-K).*

+10.15   List of Participants in Supplemental Retirement Plan.*

 10.16 Contract for Lottery Operations and Services, dated October 10, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended November 24, 2001.)

 10.17 Amendment No. 1 to Contract for Lottery Operations and Services, dated October 18, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended November 24, 2001.)

 10.18 Agreement between Caixa Economica Federal and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Ltda.) dated May 26, 2000, respecting the provision of goods and services for the Brazil National Lottery (incorporated by reference to Exhibit 10.12 of Holdings' 2000 10-K).

 10.19 Amendment to Agreement between Caixa Economica Federal and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Ltda.) (incorporated by reference to Exhibit 10.21 of Holdings' 2001 10-K).

+10.20 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated September 14, 2001.

+10.21 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated July 1, 2002.

+10.22 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated January 14, 2003.

+10.23 Fifth Amendment to Agreement between CEF and GTECH Brasil Ltda., dated April 8, 2003.

 10.24 Participation Agreement, dated as of December 14, 2001, by and among GTECH, West Greenwich Technology Associates, L.P., Key Corporate Capital Inc., Post Office Square Funding Inc., Credit Lyonnais New York Branch, The Bank of Nova Scotia, and the Lenders described therein (incorporated by reference to Exhibit 10.24 of Holdings' 2002 10-K).

 10.25 Second Amended and Restated Indenture of Lease, dated as of December 14, 2001, by and between West Greenwich Technology Associates, L.P., and GTECH (incorporated by reference to Exhibit 10.25 of Holdings' 2002 10-K).

 10.26 1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

 10.27 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

 10.28 First Amendment to the 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.27 of Holdings' 2001 10-K).*

 10.29 1997 Stock Option Plan (incorporated herein by reference to the Appendix of Holdings' 1997 Notice of Annual Meeting and Proxy Statement).*

 10.30 Amendment to 1997 Stock Option Plan dated April 2, 2002 (incorporated by reference to Exhibit 10.32 of Holdings' 2002 10-K).*

 10.31 Holdings' 1998 Non-Employee Directors' Stock Election Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Holdings, Registration Number 333-5781).

+10.32   Income Deferral Plan - 1998, as amended and restated.*

 10.33 Holdings' 1998 Employee Stock Purchase Plan, as amended and restated as of November 1, 2001 (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended November 24, 2001).*

 10.34 1999 Non-Employee Directors' Stock Option Plan (incorporated by reference to the Appendix of Holdings' 1999 Notice of Annual Meeting and Proxy Statement).*

 10.35 First Amendment to the 1999 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.32 of the Holdings' 2001 10-K).*

 10.36 Trust Agreement, dated December 18, 1998, by and between Holdings and The Bank of New York, as Trustee, respecting the Income Deferral Plan - 1998 (incorporated by reference to Exhibit 10.1 of the Holdings' 10-Q for the quarterly period ended November 28, 1998).*

 10.37 Holdings' 2000 Restricted Stock Plan and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

 10.38 Holdings' 2000 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings' Proxy Statement filed on September 22, 2000).*

 10.39 Holdings' 2002 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings' Proxy Statement filed on June 21, 2002).*

+10.40   Holdings' Management Stock Bonus Program.*

+10.41 Senior Staff Officer Stock Ownership Plan, dated April 17, 2003, applicable to Executive Officers of Holdings.*

+12.1    Computation of Ratio of Earnings to Fixed Charges.

+14.1 The Company's Code of Conduct applicable to, among others, its Chief Executive Officer, Chief Financial and principal accounting officer.

+21.1    Subsidiaries of the Company.

+23.1    Consent of Ernst & Young, LLP.

+99.1 Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
         W. Bruce Turner, President and Chief Executive Officer of the Company.

+99.2 Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company.

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

(b)  Reports on Form 8-K:

The Company filed the following report with the Securities and Exchange Commission on Form 8-K during the last quarter of the fiscal year covered by this report:

         (i) The Company filed a report on Form 8-K on December 12, 2002 incorporating by reference a press release issued by GTECH on December 12, 2002 announcing its fiscal 2003 third quarter results and revising guidance for fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on April 25, 2003.

                           GTECH HOLDINGS CORPORATION

                           By: /s/ W. Bruce Turner
                               ----------------------------------------
                               W. Bruce Turner, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                         DATE
/s/ W. Bruce Turner          Chief Executive Officer (principal   April 25, 2003
---------------------------  executive officer) and Director
W. Bruce Turner

/s/ Jaymin B. Patel          Senior Vice President & Chief        April 25, 2003
---------------------------  Financial Officer
Jaymin B. Patel              (principal financial officer)

/s/ Robert J. Plourde        Vice President and Corporate         April 25, 2003
---------------------------  Controller
Robert J. Plourde            (principal accounting officer)

/s/ Lt. Gen. (Ret.) Emmett   Director, Chairman of the Board      April 25, 2003
Paige, Jr.
---------------------------
Lt. Gen. (Ret.) Emmett
Paige, Jr.

/s/ Robert M. Dewey, Jr.     Director                             April 25, 2003
---------------------------
Robert M. Dewey, Jr.

SIGNATURE                                TITLE                         DATE
/s/ Burnett W. Donoho        Director                             April 25, 2003
---------------------------
Burnett W. Donoho

/s/ The Rt. Hon. Sir Jeremy  Director                             April 25, 2003
Hanley KCMG
---------------------------
The Rt. Hon.
Sir Jeremy Hanley KCMG

/s/ Philip R. Lochner, Jr.   Director                             April 25, 2003
---------------------------
Philip R. Lochner, Jr.

/s/ James F. McMann          Director                             April 25, 2003
---------------------------
James F. McMann

/s/ Anthony Ruys             Director                             April 25, 2003
---------------------------
Anthony Ruys

                                 CERTIFICATIONS

         I, W. Bruce Turner, President and Chief Executive Officer of GTECH Holdings Corporation (the "Company"), certify that:

         1. I have reviewed this annual report on Form 10-K of the Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

         4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003             /s/ W. Bruce Turner
                                 ---------------------------------
                                 W. Bruce Turner
                                 Principal Executive Officer

         I, Jaymin B. Patel, Senior Vice President and Chief Financial Officer of GTECH Holdings Corporation (the "Company"), certify that:

         1. I have reviewed this annual report on Form 10-K of the Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

         4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003             /s/ Jaymin B. Patel
                                 -----------------------------
                                 Jaymin B. Patel
                                 Principal Financial Officer

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
                        COLUMN A                          COLUMN B                 COLUMN C                COLUMN D       COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Additions
                                                                        -------------------------------
                                                         Balance at       Charged        Charged to                      Balance at
                                                         beginning        to costs         other                           end of
                      Description                         of year       and expenses      accounts         Deductions        year
----------------------------------------------------     ----------     ------------    --------------     ----------     ----------
                                                                    (Dollars in thousands)                   (Dollars in thousands)
Valuation accounts deducted from assets to which
     they apply:

     Allowances for doubtful accounts                    $   18,773     $       58     $    5,528(a)     $  (5,851)(c)     $  18,508
     Allowances for liquidated damages                        1,614          4,587            807           (4,881)(d)         2,127
     Inventory allowances                                    14,225          1,833              -           (1,497)(e)        14,561
     Sales-type lease allowances                              4,098           (566)            39           (2,511)(c)         1,060
     Other                                                      607            621          2,472(b)        (2,400)(d)         1,300
                                                         ----------     ----------     ----------        ---------         ---------
         Total Fiscal Year Ended February 22, 2003       $   39,317     $    6,533     $    8,846        $ (17,140)        $  37,556
                                                         ==========     ==========     ==========        =========         =========

     Allowances for doubtful accounts                    $    3,534     $    3,898     $   13,778 (a)    $  (2,437)(c)     $  18,773
     Allowances for liquidated damages                        3,839          1,397              -           (3,622)(d)         1,614
     Inventory allowances                                     6,721          9,839              -           (2,335)(e)        14,225
     Sales-type lease allowances                                  -          4,098              -                -             4,098
     Other                                                        -            607              -                -               607
                                                         ----------     ----------     ----------        ---------         ---------
         Total Fiscal Year Ended February 23, 2002       $   14,094     $   19,839     $   13,778        $  (8,394)        $  39,317
                                                         ==========     ==========     ==========        =========         =========

     Allowances for doubtful accounts                    $    1,141     $    7,067     $        -        $  (4,674)(c)     $   3,534
     Allowances for liquidated damages                        2,046          4,377              -           (2,584)(d)         3,839
     Inventory allowances                                     5,250          2,049              -             (578)(e)         6,721
     Sales-type lease allowances                                  -              -              -                -                 -
     Other                                                        -              -              -                -                 -
                                                         ----------     ----------     ----------        ---------         ---------
         Total Fiscal Year Ended February 24, 2001       $    8,437     $   13,493     $        -        $  (7,836)        $  14,094
                                                         ==========     ==========     ==========        =========         =========

(a) Reserves for amounts billed to customers which were not recorded as revenues

(b) Reserves included in accrued liabilities

(c) Includes write-offs and recoveries of previous write-offs

(d) Includes payments made directly to customers and reserves in accrued liabilities

(e) Actual disposal of obsolete material made during the year