Form 10-K/A
period 2003-02-22
GTECH HOLDINGS CORP
filed 2003-06-25
CIK 857323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                  FORM 10-K/A
                               AMENDMENT NO. 1 TO


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

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                            Location on Form 10-K

Portions of Registrant's Proxy Statement                  Part III
For its 2003 Annual Meeting of Shareholders

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of GTECH Holdings Corporation is being filed in response to certain comments we received from the Staff of the Securities and Exchange Commission in connection with the Staff's review of our registration statement on Form S-4 originally filed on April 25, 2003. That registration statement incorporates this Annual Report by reference. This Amendment makes certain changes in the form of additional or supplemental disclosure to the following sections: Business (Item 1), Legal Proceedings (Item 3), Market for Registrant's Common Equity and Related Stockholder Matters (Item 5), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), and the Notes to the Consolidated Financial Statements (Item 8). This amended report continues to speak as of the date of the original filing of the Form 10-K for the fiscal year ended February 22, 2003, and it does not reflect any subsequent information or events other than the changes referred to above. While the additional or supplemental disclosure is intended to enhance an investor's understanding of certain aspects of our business and financial condition, we do not consider the changes taken as a whole to represent a material change to the disclosure previously presented in the Annual Report as originally filed.

                           GTECH HOLDINGS CORPORATION

                         AMENDMENT NO. 1 TO FORM 10-K

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

GOVERNMENT REGULATIONS AND OTHER ACTIONS AFFECTING THE ONLINE LOTTERY INDUSTRY COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS AND SALES.

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

SLOW GROWTH OR DECLINES IN SALES OF ONLINE LOTTERY GOODS AND SERVICES COULD LEAD TO LOWER REVENUES AND PROFITS.

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

OUR RESULTS OF OPERATIONS ARE EXPOSED TO FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS.

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

WE DERIVE CLOSE TO HALF OF OUR REVENUES FROM FOREIGN JURISDICTIONS (INCLUDING OVER 10% FROM BRAZILIAN OPERATIONS) AND ARE SUBJECT TO THE ECONOMIC, POLITICAL AND SOCIAL INSTABILITY RISKS OF DOING BUSINESS IN FOREIGN JURISDICTIONS.

We are a global business and derive a substantial portion of our revenue from our operations outside the United States. In particular, in fiscal 2003, we derived approximately 49% of our revenues from our international operations and approximately 10.3% of our revenues from our Brazilian operations alone (including 9.8% of our revenues from the National Lottery of Brazil, our largest customer in fiscal 2003 based on annual revenues). In addition, a substantial portion of our assets are held outside of the United States. We are also exposed to more general risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability. Other economic risks that our international activity subjects us to might include inflation, foreign exchange risks (both depreciation and devaluation), illiquid foreign exchange markets, high interest rates, debt default, unstable capital markets and foreign direct investment restrictions. We have, for example, in recent years been affected by the weakening of the Brazilian real against the U.S. dollar. Political risks include change of leadership, change of governmental policies, new foreign exchange controls regulating the flow of money into or out of a country, failure of a government to honor existing contracts, changes in tax laws and corruption, as well as global risk aversion driven by political unrest, war and terrorism. Finally, social instability risks include high crime in the countries in which we operate due to poor economic and political conditions, riots, unemployment and poor health conditions. These factors may affect our work force as well as the general business environment in a country. See Item 8, Note 21 of Notes to Consolidated Financial Statements included in this report, for additional financial information respecting geographic areas where we conduct business.

The occurrence of any of these events in the markets where we operate could jeopardize or limit our ability to transact business in those markets in the manner we expect and could have a material adverse effect on our business, financial condition, results and prospects.

WE HAVE A CONCENTRATED CUSTOMER BASE AND THE LOSS OF ANY OF OUR LARGER CUSTOMERS COULD LEAD TO LOWER REVENUES.

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

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT.

The online lottery industry is becoming increasingly competitive in the United States and internationally, which could adversely affect our ability to win renewals of contracts from our existing customers or to win contract awards from other lottery authorities. In addition, awards of contracts to us are, from time to time, challenged by our competitors. Increased competition also may have a material adverse effect on the profitability of contracts which we do obtain. See "Competition" below. We have experienced and may continue to experience a reduction of fees from certain customers during re-bid processes and contract extensions and renewals. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

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

EXPANSION OF THE GAMING INDUSTRY FACES OPPOSITION WHICH COULD LIMIT OUR ACCESS TO SOME MARKETS.

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

OUR NON-LOTTERY VENTURES MAY FAIL.

Our business prospects and future success depend, in part, upon our ability to expand our transaction processing services into complementary and parallel markets outside of our core lottery market. In fiscal year 2003 (ending February 22, 2003), our commercial transaction processing services represented only approximately 5.0% of our total revenues. Although our commercial services revenues decreased by 2.8% from fiscal 2002 to fiscal 2003, this was primarily due to the weakening of the Brazilian real against the U.S. dollar. In local currency, our commercial transaction processing service revenues increased approximately 20.5% in 2003 over 2002. With our acquisition in May 2003 of a controlling equity interest in PolCard, S.A., a leading debit and credit card merchant transaction acquirer and processor company in Poland, we expect non-lottery ventures to become increasingly significant to our overall financial performance. Because we have less experience in non-lottery markets than we have in our core lottery market, our non-lottery ventures present an enhanced element of risk for us. Moreover, we have focused our commercial services strategy primarily on Brazil, Mexico and Poland, where we have significant operational experience and where we see opportunities for growth. Our non-lottery ventures are therefore particularly sensitive to the economic and political risks of doing business in these three countries, including foreign currency exchange rate risks. As non-lottery services start to represent a more significant portion of our operations, the failure of one or more of our non-lottery ventures could have a material effect on our business, financial condition, results and prospects.

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

We currently plan to satisfy our obligation to invest at least $100 million in the State on or before December 31, 2008 by investing in the State: (i) at least $25 million during fiscal 2004; (ii) at least $50 million from the start of fiscal 2005 through June 2006; and (iii) any remaining portion of our obligation during the period commencing July 2006 through December 2008.

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

According to La Fleur's 2003 World Lottery Almanac, from 1972 through 2002, total annual lottery ticket sales in the United States grew from approximately $295.0 million to approximately $42.0 billion, although, in recent years, as the United States lottery industry has matured, the rate of lottery sales growth has slowed and certain of our customers have from time-to-time experienced a downward trend in sales. See "General" above. Historically, most of the growth in ticket sales has occurred in the online portion of the lottery business which accounted for approximately 91% of total lottery ticket sales in 2002.

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

With respect to fiscal 2003, approximately 82.2% of our revenues were service revenues earned under our Facilities Management Contracts; approximately 11.2% of our revenues were product sales revenues earned under Product Sales Contracts; and approximately 1.3% of our revenues were earned under Operating Contracts. (The remainder of our revenues for fiscal 2003 were attributable to the provision of nonlottery goods and services.)

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

     Under certain of our Facilities Management Contracts the lottery authority has the right to purchase our lottery system during the contract term at a predetermined price, which is calculated so that it exceeds our net book value of the system at the time the right is exercisable. In addition, some of our lottery contracts permit the lottery authority to acquire title to our system-related equipment and software during the term of the contract or upon the expiration or earlier termination of the contract, in some cases (i.e., were we to materially breach or be unable to perform under certain contracts) without paying us any compensation related to the transfer of that equipment and software to the lottery authority. Our role, if any, with respect to the continued operation of a lottery system in the event of the exercise of such a purchase option generally is not specified in such contracts and thus would be subject to negotiation. Under many of our Facilities Management Contracts, the lottery authority also has the option to require us to install additional terminals and/or add new lottery games. Such installations may require significant expenditures by us. However, since our revenues under such contracts generally depend on the level of lottery ticket sales, such expenditures have generally been recovered through the revenues generated by the additional equipment or games and revenues from existing equipment.

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

                          APPROXIMATE                                                                       CURRENT
                       NUMBER OF LOTTERY         DATE OF COMMENCEMENT OF        DATE OF EXPIRATION OF      EXTENSION
JURISDICTION         TERMINALS INSTALLED(1)         CURRENT CONTRACT            CURRENT CONTRACT TERM       OPTIONS*
------------         ----------------------      -----------------------        ---------------------      ---------
UNITED STATES:

Arizona                       2,500                        9/99                        9/06                   --

California (2)               20,400                       10/93                       10/03                   --

Colorado (3)                  3,160                        3/95                       10/04                   --

D.C. (4)                        580                        6/99                       11/09                   --

Georgia (5)                   7,560                        4/93                        9/03                   --

Illinois                      6,920                        4/00                       10/07               1 one-year

Kansas                        1,850                        7/02                        6/08                   --

Kentucky                      3,025                        4/97                        6/08                   --

Louisiana                     2,790                        6/97                        6/10                   --

Michigan (6)                  7,310                        1/98                        1/06               3 one-year

Minnesota                     3,000                        2/03                        2/08               5 one-year

Missouri                      3,300                        7/96                        6/05                   --

Nebraska                        985                        4/94                        6/04                   --

New Jersey                    6,000                        6/96                       11/06                   --

New Mexico                    1,170                        6/96                       11/08                   --

New York                     15,000                       11/00                        3/07               3 one-year

Ohio                          7,150                        8/00                        6/03               3 two-year

Oregon                        2,475                       12/96                        6/05               3 one-year

Rhode Island                  1,000                        1/97                       10/07 (7)               --

Texas                        16,500                        8/02                        8/11                   --

Washington                    2,700                        9/95                        6/06                   --

Wisconsin                     3,115                        6/97                        6/04                   --

INTERNATIONAL:

Barbados
-T.L. Lotteries                 265                       10/94                       11/04                   --

Brazil

-National                    21,800                        5/00                        5/05                   --
 Lottery (8)
-Minas Gerais                   700                       10/94                       11/06                   --
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

INTELLECTUAL PROPERTY

Historically, we generally have not sought to obtain patents on our products, believing that our technical "know-how," trade secrets and the creative skills of our personnel would be of substantially more importance to our success than the benefit which patent protection ordinarily would afford. As we continue to advance the development of new technological solutions, we have decided to pursue comprehensive intellectual property protection, including patents where appropriate, for these solutions. We are currently pursuing protection of some of our newest advances in technology and gaming, including our Enterprise Series(TM), a unique, fully-open, integrated solution which includes the ability to distribute lottery games via a secure infrastructure over the Internet, without compromising the integrity of the games. We have obtained patent protection in certain of our key business methods in the areas of infrastructure systems, terminal improvements and creative game design. These use-related patents will provide legal protection in the U.S. for the next 18 to 20 years.

PRODUCTION, ASSEMBLY AND COMPONENTS

We purchase most of the parts, components and subassemblies necessary for our terminals and other products from outside sources. We assemble these parts, components and subassemblies into finished products in our manufacturing facility where we also conduct all of our quality testing. We offer central systems manufactured by Hewlett-Packard Company, Stratus Computer, Inc. and IBM Corporation for our lottery systems. We do not manufacture any central system components. The Company has approximately six material sole source vendors. The loss of any of those vendors might result in material additional costs and/or manufacturing delays.

BACKLOG

The backlog of our orders for sales of our products, which are supported by signed contracts with our customers, and which are believed by us to be firm amounted to approximately $141.2 million as of February 22, 2003, as compared to a backlog of approximately $96.4 million as of February 23, 2002. The increase of the backlog is due to a higher level of product sales expected to be consummated in fiscal year 2004. Approximately $83.6 million, or 59.2% of the backlog at February 22, 2003, is expected to be filled during fiscal 2004.

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

ITEM 3. LEGAL PROCEEDINGS

                          SHAREHOLDER CLASS ACTION SUIT

As previously reported, we, together with William Y. O'Connor, our former Chairman and Chief Executive Officer, Steven P. Nowick, our former President and Chief Operating Officer, and W. Bruce Turner, our former Chairman and current President and Chief Executive Officer, were named as defendants in a shareholder class action suit captioned Sandra Kafenbaum and Steven Schulman, individually and on behalf of all others similarly situated, v. GTECH Holdings Corporation, et. al., which suit was filed in the U.S. District Court of Rhode Island in August 2000 and subsequently amended in February 2001. As amended, the complaint filed in the case generally alleges that with respect to various announcements made between July 13, 1998 and August 29, 2000, we and the other defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to us and respecting our prospects in certain non-lottery business lines and investments), while failing to disclose in a timely manner certain allegedly material adverse information that we purportedly had a duty to disclose (including an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary compensation for all damages sustained as a result of the defendants' alleged wrongdoing in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the suit (including counsel fees and expert fees) and such other and further relief as the court may deem just and proper. In April 2001, we and the other defendants moved to dismiss the complaint on the grounds that the allegations made in the complaint are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. Oral argument for our motion to dismiss was held in October 2001. In September 2002, the Court ruled on our motion, granting the motion to dismiss as to certain of our statements, but denying the motion to dismiss as to certain other of our statements cited in the complaint. The Court also granted our motion to dismiss plaintiff's claim against Mr. Turner, holding that there are no actionable statements attributable to him. We believe that we have good defences to the claims made on this lawsuit. Nevertheless, at the present time we are unable to predict the outcome of this law suit, or provide an estimate of losses likely to be incurred in connection with the resolution of this matter, or its financial statement impact, if any.

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

                                 SERLOPAR SUIT

In April 2002, SERLOPAR, the lottery authority for the Brazilian state of Parana, sued Dreamport Brasil Ltda. and GTECH Brasil Ltda., subsidiaries of ours, in the 2nd Public Finance Court of the City of Curitiba, State of Parana, with respect to an agreement dated July 31, 1997, as amended (the "VLT Agreement") between SERLOPAR and the defendants pursuant to which the defendants agreed to install and operate video lottery terminals ("VLTS") in Parana. SERLOPAR alleges in its suit that the defendants installed only 450 of the 1,000 VLTs that the defendants were allegedly obliged to install, and that the defendants were overpaid, and failed to reimburse SERLOPAR certain amounts alleged to be due to SERLOPAR, under the VLT Agreement. SERLOPAR seeks payment from the defendants of an amount in excess of $18.2 million (at current exchange rates) with respect to these claims, together with unspecified amounts alleged to be due from the defendants with respect to general losses and damages (including loss of revenues) and court costs and legal fees. We believe that we have good defences to the claims made on this lawsuit. Nevertheless, at the present time we are unable to predict the outcome of this law suit, or provide an estimate of losses likely to be incurred in connection with the resolution of this matter, or its financial statement impact, if any.

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

                      FISCAL 2002                              HIGH              LOW
                      -----------                              ----              ---
First Quarter (February 25 - May 26, 2001)                    $19.09            $12.51
Second Quarter (May 27 - August 25, 2001)                     $19.45            $14.80
Third Quarter (August 26 - November 24, 2001)                 $22.81            $14.88
Fourth Quarter (November 25, 2001 - February 23, 2002)        $25.74            $20.60

                      FISCAL 2003                              HIGH              LOW
                      -----------                              ----              ---
First Quarter (February 24 - May 25, 2002)                    $30.49            $23.00
Second Quarter (May 26 - August 24, 2002)                     $30.08            $17.62
Third Quarter (August 25 - November 23, 2002)                 $26.49            $18.38
Fourth Quarter (November 24, 2002 - February 22, 2003)        $29.35            $22.60

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

(b) We believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, assists in explaining trends in our operating performance, provides useful information about our ability to incur and service indebtedness and is a commonly used measure of performance by securities analysts and investors in the gaming industry. EBITDA should not be considered as an alternative to operating income as an indicator of our performance or to cash flows as a measure of our liquidity. As we define it, EBITDA may not be comparable to other similarly titled measures used by other companies.

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

We currently plan to satisfy our obligation to invest at least $100 million in the State on or before December 31, 2008 by investing in the State: (i) at least $25 million during fiscal 2004; (ii) at least $50 million from the start of fiscal 2005 through June 2006; and (iii) any remaining portion of our obligation during the period commencing July 2006 through December 2008.

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

In addition, during fiscal 2003, the lottery authorities of Washington State, Missouri, Arizona, Idaho, Turkey and Singapore Pools (Private) Ltd., exercised options to extend the terms of their online contracts with us. In October 2002, following a competitive procurement, the Colorado lottery authority selected another vendor to provide equipment and services for a new integrated online and instant-ticket lottery system upon the scheduled expiration of our current contract with the Colorado lottery in October 2004. We experienced less favorable pricing terms in certain rebids and contract extensions with existing customers including in Brazil, California and Georgia.

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

REVENUE RECOGNITION

We generally conduct business under one of three types of contractual arrangements: Product Sales Contracts, Operating Contracts and Facilities Management Contracts.

Product Sales Contracts

Under Product Sales Contracts, we construct, sell, deliver and install a turnkey online lottery system ("lottery system") or lottery equipment and license the computer software for a fixed price, and the lottery authority subsequently operates the lottery system.

Because Product Sales Contracts include significant customization and modification and other services prior to customer acceptance that are considered essential to the lottery software inherent in our lottery systems, revenue is recognized using contract accounting. Under contract accounting, amounts due to us, and costs incurred by us in constructing the lottery system, prior to customer acceptance, are deferred. Revenue attributable to the lottery system is recognized upon customer acceptance as long as there are no substantial doubts regarding collectibility (the completed contract method of accounting).

In certain Product Sale Contracts (primarily the stand alone sale of lottery terminals), we are not responsible for installation. In these cases, we recognize revenue when the four basic revenue recognition criteria of SEC Staff Accounting Bulletin 101 have been met.

     1. Persuasive evidence of an arrangement exists - Revenue is only recognized if a signed contract or legally enforceable purchase order is obtained.

     2. Delivery has occurred or services have been rendered - Revenue is only recognized if appropriate evidence of delivery is obtained and once any customer acceptance criteria have been met.

     3. The seller's price to the buyer is fixed or determinable - Revenue is only recognized if the sales price is fixed and determinable in the signed contract or legally enforceable purchase order.

     4. Collectibility is reasonably assured - Revenue is only recognized when there are no significant doubts regarding the collectibility of the amounts due from the customer.

Revenues received under Product Sale Contracts are classified as Sales of Product in our Consolidated Income Statements.

Operating Contracts

Under Operating Contracts, we generally construct, install and operate the lottery system, but sell and transfer full title and interest in the lottery system to the customer for a fixed fee. Fees paid to us for ongoing services and the licensing of the computer software are generally variable and are based on a percentage of a lottery's gross online lottery sales.

Because Operating Contracts include significant customization and modification and other services prior to customer acceptance that are considered essential to the lottery software inherent in our lottery systems, revenue is recognized using contract accounting. Under contract accounting, amounts due to us, and costs incurred by us in constructing the lottery system, prior to customer acceptance, are deferred. Revenue attributable to the lottery system is recognized upon customer acceptance as long as there are no substantial doubts regarding collectibility (the completed contract method of accounting) and are classified as Sales of Products in our Consolidated Income Statements. Ongoing service and license fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements.

Facilities Management Contracts

Under typical Facilities Management Contracts, we construct, install and operate the lottery system, while retaining ownership of the lottery system. These contracts generally provide for a variable amount of monthly or weekly service fees paid to us directly from the lottery authority based on a percentage of a lottery's gross online lottery sales. These fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements.

Amounts invoiced or received from customers in advance of revenue recognition are recorded in Advance Payments from Customers in our Consolidated Balance Sheets. We record liquidated damages (as defined in Note 11) as a reduction of revenue in the period they become probable and estimable.

RECEIVABLES AND INVENTORY RESERVES

We evaluate the collectibility of trade accounts and sales-type lease receivables on a customer-by-customer basis and we believe our reserves are adequate; however, if economic circumstances change significantly resulting in a major customer's inability or unwillingness to meet its financial obligations to us, original estimates of the recoverability of amounts due to us could be reduced by significant amounts requiring additional reserves. We have not experienced any collectibility or billing problems with any major customers or geographic localities for which revenue has been recognized, with the exception of a sales-type lease receivable from a customer in Argentina, which was fully reserved in fiscal 2002 due to the economic instability in that country.

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

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which we currently account for under the equity method of accounting. We are currently assessing the requirements to consolidate the Partnership in accordance with FIN 46. Should the Partnership require consolidation, we would be required to initially measure and record the assets, liabilities and noncontrolling interest of the Partnership at their carrying values in our consolidated financial statements. Accordingly, we would record our World Headquarters facilities owned by the Partnership as an asset, and the Partnership's debt obligation as a liability in our consolidated financial statements. See Note 19 to the consolidated financial statements. We do not expect the adoption of this interpretation to have a material impact on our consolidated financial statements.


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

Our international lottery service revenues were $324.7 million in fiscal 2003, compared to $290.4 million in fiscal 2002, up $34.3 million, or 11.8%. This 11.8% increase includes higher service revenues from an increase in sales by our international lottery customers of approximately 6% and the impact of net new contracts and contractual rate changes of approximately 7%. These positive factors were partially offset by lower service revenues of approximately 4% resulting from the weakening of the Brazilian real against the U.S. dollar.

Our domestic lottery service revenues were $492.6 million in fiscal 2003, compared to $481.2 million in fiscal 2002, up $11.4 million, or 2.4%. This 2.4% increase includes higher service revenues from an increase in sales by our domestic lottery customers of approximately 7%, partially offset by the impact of net new contracts and contractual rate changes of approximately 3%. Over the past several fiscal years, contract renewal and extension rates in the United States have generally been lower than existing contract rates due to a number of factors, including the substantial growth of lottery sales during the latter part of the 1990's and calendar year 2002, reductions in the cost of technology and telecommunications services, and general market and competitive dynamics. In anticipation and response to these trends, beginning in fiscal 2001, we began the implementation of our new Enterprise Series led technology strategy combined with the implementation of a number of ongoing cost savings initiatives and efficiency improvement programs designed to enable us to maintain our market leadership in the lottery industry.

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

Our service margins improved from 29.5% in fiscal 2002 to 38.4% in fiscal 2003. Fiscal 2003 service margins benefited by 3.2 percentage points from the absence of the prior year write-off of assets and reserves associated with the economic instability in Argentina and impairment charges relating to an under-performing international contract and 2.3 percentage points from lower depreciation (principally related to contract extensions and fully depreciated assets associated with existing contracts). Same store sales growth, new contracts that generated incrementally higher gross margins, and improved operational and service delivery efficiencies also contributed to the improvement in service margins in fiscal 2003.

Our product margins improved to 28.2% in fiscal 2003 compared to 23.3% in fiscal 2002. Fiscal 2002 product margins were negatively impacted by inventory reserves recorded in connection with a product sale contract with a customer in Italy.

Operating expenses were $137.9 million in fiscal 2003, compared to $152.6 million in fiscal 2002, down $14.7 million, or 9.7%. This decrease was primarily driven by our continued execution of cost savings initiatives and emphasis on improving operating efficiencies, along with the benefit of the adoption of the new accounting standard on goodwill, which eliminated approximately $6.0 million of goodwill amortization during the current year. In addition, we recorded a credit against the special charge taken in fiscal 2001 of $1.1 million, which reflects lower than anticipated severance costs associated with the fiscal 2001 value assessment of our business operations. These declines in operating expenses were partially offset by $9.1 million of increased spending on research and development in an effort to accelerate deployment of our Enterprise Series platform in the marketplace. As a percentage of revenues, operating expenses were 14.1% and 15.1% during fiscal 2003 and 2002, respectively.

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

During the fourth quarter of fiscal 2002, we repurchased $110 million of 7.75% Series A Senior Notes due 2004 and $55 million of 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes"). In connection with this repurchase, we recorded charges of $12.5 million, principally comprised of tender premiums of $12.2 million to the holders of the notes, net of gains on interest rate swaps of $6.2 million, along with make whole premiums of $5.2 million associated with the refinancing of our World Headquarters facilities.

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
                                   ============   ============     ========     =====

Service revenues, including lottery and other services, were $831.8 million in fiscal 2002, compared to $856.5 million in fiscal 2001, down $24.7 million, or 2.9%. This decrease was primarily driven by a $24.1 million reduction in international lottery service revenues, along with $20.9 million from the expiration of certain electronic benefit transfer contracts, partially offset by higher domestic lottery service revenues of $15.9 million.

Our international lottery service revenues were $290.4 million in fiscal 2002, compared to $314.5 million in fiscal 2001, down $24.1 million, or 7.7%. This 7.7% decrease includes lower service revenues of approximately 9% from contractual rate changes and approximately 7% primarily due to the weakening of the Brazilian real against the U.S. dollar. Offsetting the decrease was an approximate 4% increase in sales by several of our international lottery customers, along with an approximate 5% increase due to the impact of new contract wins, including the national lotteries in Colombia, Jamaica and Taiwan.

Our domestic lottery service revenues were $481.2 million in fiscal 2002, compared to $465.3 million in fiscal 2001, up $15.9 million, or 3.4%. This increase was primarily due to higher same-store sales, primarily in California and Georgia. While we are not able to quantify precisely the reasons for increases in domestic same store sales, we believe that in general such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products.

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

Operating expenses were $152.6 million in fiscal 2002, compared to $215.7 million in fiscal 2001, down $63.1 million, or 29.3%. This decrease was principally due to the absence of $42.3 million of special charges recorded in fiscal 2001 and $15.6 million of cost reductions driven by our continued emphasis on improving productivity and efficiency. The most significant areas of cost reduction were in the areas of travel and legal expenses. As a percentage of revenues, operating expenses were 15.1% and 23.0% during fiscal 2002 and 2001, respectively.

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
                                                                       ===============   ============

During the fourth quarter of fiscal 2002, we repurchased $110 million of 7.75% Series A Senior Notes due 2004 and $55 million of 7.87% Series B Senior Notes due 2007. In connection with this repurchase, we recorded charges of $12.5 million, principally comprised of tender premiums of $12.2 million to the holders of the notes, net of gains on interest rate swaps of $6.2 million, along with make whole premiums of $5.2 million associated with the refinancing of our World Headquarters facilities.

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



Off-Balance Sheet Arrangements

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our World Headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. We account for the Partnership using the equity method. The following is a summary of certain financial information of the Partnership, at and for the period ended February 22, 2003, used as the basis for applying the equity method of accounting (in millions):

FEBRUARY 22, 2003
-----------------
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

At February 22, 2003 and February 23, 2002, in order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, we guaranteed loans made by an unrelated commercial lender to LTSC of $4.4 million and $6.4 million, respectively. The loans have a maturity date of January 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.

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


Times Squared

At February 22, 2003 and February 23, 2002, we guaranteed outstanding lease obligations of Times Squared Incorporated of $2.5 million and $2.6 million, respectively, for which we received no monetary consideration. The guarantee expires in December 2013. Times Squared is a nonprofit corporation established for, among other things, providing secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.


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


Delaware LLC

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is a joint venture between us and Full House Resorts, Inc. ("FHRI"), which was formed to conduct gaming development activities with Harrington Raceway, Inc. ("Harrington"). Pursuant to a 1995 management agreement, GED manages a casino for Harrington and in return receives a percentage of gross revenues and operating profits as defined in the agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act. The consideration we receive in exchange for the guarantee are the equity earnings from our joint venture with FHRI.

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

REVENUE RECOGNITION

We generally conduct business under one of three types of contractual arrangements: Product Sales Contracts, Operating Contracts and Facilities Management Contracts.

Product Sales Contracts

Under Product Sales Contracts, we construct, sell, deliver and install a turnkey online lottery system ("lottery system") or lottery equipment and license the computer software for a fixed price, and the lottery authority subsequently operates the lottery system.

Because Product Sales Contracts include significant customization and modification and other services prior to customer acceptance that are considered essential to the lottery software inherent in our lottery systems, revenue is recognized using contract accounting. Under contract accounting, amounts due to us, and costs incurred by us in constructing the lottery system, prior to customer acceptance, are deferred. Revenue attributable to the lottery system is recognized upon customer acceptance as long as there are no substantial doubts regarding collectibility (the completed contract method of accounting).

In certain Product Sale Contracts (primarily the stand alone sale of lottery terminals), we are not responsible for installation. In these cases, we recognize revenue when the four basic revenue recognition criteria of SEC Staff Accounting Bulletin 101 have been met.

     1. Persuasive evidence of an arrangement exists - Revenue is only recognized if a signed contract or legally enforceable purchase order is obtained.

     2. Delivery has occurred or services have been rendered - Revenue is only recognized if appropriate evidence of delivery is obtained and once any customer acceptance criteria have been met.

     3. The seller's price to the buyer is fixed or determinable - Revenue is only recognized if the sales price is fixed and determinable in the signed contract or legally enforceable purchase order.

     4. Collectibility is reasonably assured - Revenue is only recognized when there are no significant doubts regarding the collectibility of the amounts due from the customer.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Revenues received under Product Sale Contracts are classified as Sales of Products in our Consolidated Income Statements.

Operating Contracts

Under Operating Contracts, we generally construct, install and operate the lottery system, but sell and transfer full title and interest in the lottery system to the customer for a fixed fee. Fees paid to us for ongoing services and the licensing of the computer software are generally variable and are based on a percentage of a lottery's gross online lottery sales.

Because Operating Contracts include significant customization and modification and other services prior to customer acceptance that are considered essential to the lottery software inherent in our lottery systems, revenue is recognized using contract accounting. Under contract accounting, amounts due to us, and costs incurred by us in constructing the lottery system, prior to customer acceptance, are deferred. Revenue attributable to the lottery system is recognized upon customer acceptance as long as there are no substantial doubts regarding collectibility (the completed contract method of accounting) and are classified as Sales of Products in our Consolidated Income Statements. Ongoing service and license fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements.

Facilities Management Contracts

Under typical Facilities Management Contracts, we construct, install and operate the lottery system, while retaining ownership of the lottery system. These contracts generally provide for a variable amount of monthly or weekly service fees paid to us directly from the lottery authority based on a percentage of a lottery's gross online lottery sales. These fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs are comprised of amounts specific to customer contracts and amounts related to software products that are, or are anticipated to be, included in our product offerings. Costs specific to customer contracts are included in Systems, Equipment and Other Assets Relating to Contracts, net and are capitalized and amortized over the base term of the customer contract to which they relate. Costs related to product offerings are charged to research and development expense as incurred until such time as technological feasibility has been established for the product. Thereafter, they are capitalized and included in Other Assets in our Consolidated Balance Sheets and are generally amortized over five years on a straight-line basis. We periodically evaluate costs related to product offerings for impairment based on customer requirements.

Unamortized software development costs consist of the following:

                                             February 22, 2003      February 23, 2002
                                             -----------------      -----------------
                                                        (Dollars in thousands)
Specific to customer contracts               $          35,427      $          34,411
Product offerings                                        2,190                  3,589
                                                      --------               --------
                                             $          37,617      $          38,000
                                                      ========               ========

Amortization expense is included in Costs of Services or Costs of Sales in our Consolidated Income Statements and consists of the following:

                                                         Fiscal Year Ended
                                 -------------------------------------------------------------
                                 February 22, 2003      February 23, 2002    February 24, 2001
                                 -----------------      -----------------    -----------------
                                                      (Dollars in thousands)
Specific to customer contracts   $          13,044      $          12,634    $          14,058
Product offerings                            2,467                  3,288                5,249
                                          --------               --------             --------
                                 $          15,511      $          15,922    $          19,307
                                          ========               ========             ========

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

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which we currently account for under the equity method of accounting. We are currently assessing the requirements to consolidate the Partnership in accordance with FIN 46. Should the Partnership require consolidation, we would be required to initially measure and record the assets, liabilities and noncontrolling interest of the Partnership at their carrying values in our consolidated financial statements. Accordingly, we would record our World Headquarters facilities owned by the Partnership as an asset, and the Partnership's debt obligation as a liability in our consolidated financial statements. (See Note 19). We do not expect the adoption of this interpretation to have a material impact on our consolidated financial statements.


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

LITIGATION

SHAREHOLDER CLASS ACTION SUIT

As previously reported, we, together with William Y. O'Connor, our former Chairman and Chief Executive Officer, Steven P. Nowick, our former President and Chief Operating Officer, and W. Bruce Turner, our former Chairman and current President and Chief Executive Officer, were named as defendants in a shareholder class action suit captioned Sandra Kafenbaum and Steven Schulman, individually and on behalf of all others similarly situated, v. GTECH Holdings Corporation, et. al., which suit was filed in the U.S. District Court of Rhode Island in August 2000 and subsequently amended in February 2001. As amended, the complaint filed in the case generally alleges that with respect to various announcements made between July 13, 1998 and August 29, 2000, we and the other defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to us and respecting our prospects in certain non-lottery business lines and investments), while failing to disclose in a timely manner certain allegedly material adverse information that we purportedly had a duty to disclose (including an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary compensation for all damages sustained as a result of the defendants' alleged wrongdoing in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the suit (including counsel fees and expert fees) and such other and further relief as the court may deem just and proper. In April 2001, we and the other defendants moved to dismiss the complaint on the grounds that the allegations made in the complaint are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. Oral argument for our motion to dismiss was held in October 2001. In September 2002, the Court ruled on our motion, granting the motion to dismiss as to certain of our statements, but denying the motion to dismiss as to certain other of our statements cited in the complaint. The Court also granted our motion to dismiss plaintiff's claim against Mr. Turner, holding that there are no actionable statements attributable to him. We believe that we have good defenses to the claims made in this lawsuit. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit, or provide an estimate of losses likely to be incurred in connection with the resolution of this matter, or its financial statement impact, if any.

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

SERLOPAR SUIT

In April 2002, SERLOPAR, the lottery authority for the Brazilian state of Parana, sued Dreamport Brasil Ltda. and GTECH Brasil Ltda., subsidiaries of ours, in the 2nd Public Finance Court of the City of Curitiba, State of Parana, with respect to an agreement dated July 31, 1997, as amended (the "VLT Agreement") between SERLOPAR and the defendants pursuant to which the defendants agreed to install and operate video lottery terminals ("VLTS") in Parana. SERLOPAR alleges in its suit that the defendants installed only 450 of the 1,000 VLTs that the defendants were allegedly obliged to install, and that the defendants were overpaid, and failed to reimburse SERLOPAR certain amounts alleged to be due to SERLOPAR, under the VLT Agreement. SERLOPAR seeks payment from the defendants of an amount in excess of $18.2 million (at current foreign exchange rates) with respect to these claims, together with unspecified amounts alleged to be due from the defendants with respect to general losses and damages (including loss of revenues) and court costs and legal fees. We believe that we have good defenses to the claims made in this lawsuit. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit, or provide an estimate of losses likely to be incurred in connection with the resolution of this matter, or its financial statement impact, if any.

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

At February 22, 2003 and February 23, 2002, in order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, we guaranteed loans made by an unrelated commercial lender to LTSC of $4.4 million and $6.4 million, respectively. The loans have a maturity date of January 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.


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


Times Squared

At February 22, 2003 and February 23, 2002, we guaranteed outstanding lease obligations of Times Squared Incorporated of $2.5 million and $2.6 million, respectively, for which we received no monetary consideration. The guarantee expires in December 2013. Times Squared is a nonprofit corporation established for, among other things, providing secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.


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

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - GUARANTEES AND INDEMNIFICATIONS (CONTINUED)


Delaware LLC

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is a joint venture between us and Full House Resorts, Inc. ("FHRI"), which was formed to conduct gaming development activities with Harrington Raceway, Inc. ("Harrington"). Pursuant to a 1995 management agreement, GED manages a casino for Harrington and in return receives a percentage of gross revenues and operating profits as defined in the agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act. The consideration we receive in exchange for the guarantee are the equity earnings from our joint venture with FHRI.



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

Sales of products to, and service revenues from, LTSC were $8.5 million and $16.9 million in fiscal 2003 and 2002, respectively. At February 22, 2003 and February 23, 2002, in order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, we guaranteed loans made by an unrelated commercial lender to LTSC of $4.4 million and $6.4 million, respectively. The loans have a maturity date of January 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.


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


WEST GREENWICH TECHNOLOGY ASSOCIATES, L.P.

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our World Headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. We account for the Partnership using the equity method. The following is a summary of certain financial information of the Partnership, at and for the period ended February 22, 2003, used as the basis for applying the equity method of accounting (in thousands):

FEBRUARY 22, 2003
-----------------
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

We currently plan to satisfy our obligation to invest at least $100 million in the State on or before December 31, 2008 by investing in the State: (i) at least $25 million during fiscal 2004; (ii) at least $50 million from the start of fiscal 2005 through June 2006; and (iii) any remaining portion of our obligation during the period commencing July 2006 through December 2008.

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

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer ("CEO") and our Senior Vice President and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our controls and procedures are designed to provide a reasonable level of assurance in reaching our desired controls and procedures objectives.

During the 90-day period prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives. Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions have been taken with regard to significant deficiencies or material weaknesses in such controls.

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

 4.4 Specimen Form of certificate of Common Stock (incorporated by reference to Exhibit 4.18 of the S-1 of Holdings, Registration No. 33-54236).

10.1 Agreement dated March 5, 2001 by and between Holdings and Howard S. Cohen (incorporated by reference to Exhibit 10.1 of Holdings' 2001 10-K).*

 10.2 Amendment, dated March 28, 2001, to Agreement dated March 5, 2001, by and between Holdings and Howard S. Cohen (incorporated by reference to Exhibit 10.2 of Holdings' 2001 10-K).*

 10.3 Amendment, dated May 4, 2001, to the Agreement, dated March 5, 2001, as amended, by and between Holdings and Howard S. Cohen. (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended May 26, 2001).*

 10.4 Separation Agreement and Mutual Release, dated as of December 13, 2002, by and among Holdings, GTECH and Howard S. Cohen (incorporated by reference to Exhibit 10.4 of Holdings' 10-K for the fiscal year ended February 22, 2003, as originally filed on April 25, 2003 (the "Holdings' 2003 10-K")).*

 10.5 Agreement, dated as of August 9, 2000, between Holdings and W. Bruce Turner (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

 10.6 Amendment, dated as of June 1, 2001, to the Agreement, dated as of August 9, 2000 by and between Holdings and W. Bruce Turner (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended May 26, 2001.)*

 10.7 Agreement, dated as of August 6, 2002, among Holdings, GTECH and W. Bruce Turner (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the Quarterly Period ended August 24, 2002).*

 10.8 Form of Agreement, relating to a potential change of control involving Holdings, entered into between Holdings and, respectively, certain members of senior management (incorporated by reference to Exhibit 10.5 of Holdings' 2000 10-K).*

 10.9 List of signatories to Agreement relating to potential change of control involving Holdings and certain members of senior management, with the respective dates of such Agreements (incorporated by reference to Exhibit 10.9 of Holdings' 2003 10-K).*

 10.10 GTECH Corporation Executive Perquisites Program (incorporated by reference to Exhibit 10.10 of Holdings' 2003 10-K).*

 10.11 List of participants in GTECH Corporation Executive Perquisites Program (incorporated by reference to Exhibit 10.11 of Holdings' 2003 10-K).*

 10.12   Form of Executive Separation Agreement (incorporated by reference to
         Exhibit 10.12 of Holdings' 2003 10-K).*

 10.13 Schedule of Recipients of Executive Separation Agreement (incorporated by reference to Exhibit 10.13 of Holdings' 2003 10-K).

 10.14 Supplemental Retirement Plan effective January 1, 1992 (incorporated by reference to Exhibit 10.8 of Holdings 2000 10-K).*

 10.15 List of Participants in Supplemental Retirement Plan (incorporated by reference to Exhibit 10.15 of Holdings' 2003 10-K).

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

 10.20 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated September 14, 2001 (incorporated by reference to Exhibit 10.20 of Holdings' 2003 10-K).

 10.21 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated July 1, 2002 (incorporated by reference to Exhibit 10.21 of Holdings' 2003 10-K).

 10.22 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated January 14, 2003 (incorporated by reference to Exhibit 10.22 of Holdings' 2003 10-K).

 10.23 Fifth Amendment to Agreement between CEF and GTECH Brasil Ltda., dated April 8, 2003 (incorporated by reference to Exhibit 10.23 of Holdings' 2003 10-K).

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

 10.32 Income Deferral Plan - 1998, as amended and restated (incorporated by reference to Exhibit 10.32 of Holdings' 2003 10-K).*

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

 10.36 Trust Agreement, dated December 18, 1998, by and between Holdings and The Bank of New York, as Trustee, respecting the Income Deferral Plan - 1998 (incorporated by reference to Exhibit 10.1 of the Holdings' 10-Q for the quarterly period ended November 28, 1998).*

 10.37 Holdings' 2000 Restricted Stock Plan and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

 10.38 Holdings' 2000 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings' Proxy Statement filed on September 22, 2000).*

 10.39 Holdings' 2002 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings' Proxy Statement filed on June 21, 2002).*

 10.40   Holdings' Management Stock Bonus Program (incorporated by reference to
         Exhibit 10.40 of Holdings' 2003 10-K).*

 10.41 Senior Staff Officer Stock Ownership Plan, dated April 17, 2003, applicable to Executive Officers of Holdings (incorporated by reference to Exhibit 10.41 of Holdings' 2003 10-K).*

 12.1 Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 of Holdings' 2003 10-K).

 14.1 The Company's Code of Conduct applicable to, among others, its Chief Executive Officer, Chief Financial and principal accounting officer (incorporated by reference to Exhibit 14.1 of Holdings' 2003 10-K).

 21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of Holdings' 2003 10-K).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on June 25, 2003.

                           GTECH HOLDINGS CORPORATION

                           By: /s/ W. Bruce Turner
                               ----------------------------------------
                               W. Bruce Turner, Chief Executive Officer

                                 CERTIFICATIONS

         I, W. Bruce Turner, President and Chief Executive Officer of GTECH Holdings Corporation (the "Company"), certify that:

         1. I have reviewed this amendment no. 1 to annual report on Form 10-K (as so amended, the "annual report") of the Company;

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

Date: June 25, 2003              /s/ W. Bruce Turner
                                 ---------------------------------
                                 W. Bruce Turner
                                 Principal Executive Officer

         I, Jaymin B. Patel, Senior Vice President and Chief Financial Officer of GTECH Holdings Corporation (the "Company"), certify that:

         1. I have reviewed this amendment no. 1 to annual report on Form 10-K (as so amended, the "annual report") of the Company;

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

Date: June 25, 2003              /s/ Jaymin B. Patel
                                 -----------------------------
                                 Jaymin B. Patel
                                 Principal Financial Officer

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