Form 10-Q
period 2003-05-24
GTECH HOLDINGS CORP
filed 2003-07-03
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 24, 2003

Commission file number 1-11250

                           GTECH Holdings Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        05-0450121
---------------------------------               --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
  incorporation or organization)                            Number)

55 Technology Way, West Greenwich, Rhode Island                    02817
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

Yes [X] No [ ]

At June 30, 2003, there were 58,013,801 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                                Page
PART I.  FINANCIAL INFORMATION                                                                                 Number
------------------------------                                                                                 ------
Item 1.       Financial Statements

              Consolidated Balance Sheets                                                                          3

              Consolidated Income Statements                                                                       4

              Consolidated Statements of Cash Flows                                                                5

              Consolidated Statements of Shareholders' Equity                                                      6

              Notes to Consolidated Financial Statements                                                        7-20

Item 2.       Management's Discussion and Analysis of Financial Condition                                      21-34
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                          35

Item 4.       Controls and Procedures                                                                             35

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                36-38

Item 6.       Exhibits and Reports on Form 8-K                                                                    39

SIGNATURES                                                                                                        40

CERTIFICATIONS                                                                                                 41-42

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                            (Unaudited)
                                                                                              May 24,          February 22,
                                                                                               2003               2003
                                                                                            ----------         ------------
                                                                                                 (Dollars in thousands)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                  $  131,476         $    116,174
 Trade accounts receivable, net                                                                 95,738              107,666
 Sales-type lease receivables                                                                    4,303                4,400
 Inventories                                                                                    84,713               72,287
 Deferred income taxes                                                                          29,410               29,410
 Other current assets                                                                           26,342               18,660
                                                                                            ----------         ------------
         TOTAL CURRENT ASSETS                                                                  371,982              348,597

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                                 432,133              410,911

GOODWILL, net                                                                                  115,498              115,498

OTHER ASSETS                                                                                    80,272               79,189
                                                                                            ----------         ------------
         TOTAL ASSETS                                                                        $ 999,885         $    954,195
                                                                                            ==========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                           $   60,055         $     74,042
 Accrued expenses                                                                               71,599               67,220
 Employee compensation                                                                          18,945               37,494
 Advance payments from customers                                                                83,567               69,706
 Income taxes payable                                                                           51,244               54,043
 Short term borrowings                                                                           2,475                2,616
 Current portion of long-term debt                                                               7,161                6,992
                                                                                            ----------         ------------
         TOTAL CURRENT LIABILITIES                                                             295,046              312,113

LONG-TERM DEBT, less current portion                                                           287,218              287,088

OTHER LIABILITIES                                                                               41,489               39,428

COMMITMENTS AND CONTINGENCIES                                                                        -                    -

SHAREHOLDERS' EQUITY:
 Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued               -                    -
 Common Stock, par value $.01 per share - 150,000,000 shares authorized,
   92,296,404 and 92,296,404 shares issued; 57,367,876 and 56,638,331 shares
   outstanding at May 24, 2003 and February 22, 2003, respectively                                 923                  923
 Additional paid-in capital                                                                    246,689              242,274
 Equity carryover basis adjustment                                                              (7,008)              (7,008)
 Accumulated other comprehensive loss                                                          (91,319)             (95,488)
 Retained earnings                                                                             726,254              684,653
                                                                                            ----------         ------------
                                                                                               875,539              825,354
Less cost of 34,928,528 and 35,658,073 shares in treasury at
  May 24, 2003 and February 22, 2003, respectively                                            (499,407)            (509,788)
                                                                                            ----------         ------------
                                                                                               376,132              315,566
                                                                                            ----------         ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  999,885         $    954,195
                                                                                            ==========         ============

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                              (Unaudited)
                                                          Three Months Ended
                                                        -----------------------
                                                         May 24,       May 25,
                                                          2003          2002
                                                        ---------     ---------
                                                         (Dollars in thousands,
                                                        except per share amounts)
Revenues:
  Services                                              $ 223,538     $ 223,735
  Sales of products                                        16,047         7,677
                                                        ---------     ---------
                                                          239,585       231,412
Costs and expenses:
  Costs of services                                       126,797       146,935
  Costs of sales                                            8,629         6,247
                                                        ---------     ---------
                                                          135,426       153,182
                                                        ---------     ---------

Gross profit                                              104,159        78,230

Selling, general and administrative                        24,280        22,909
Research and development                                   14,390         6,502
                                                        ---------     ---------
  Operating expenses                                       38,670        29,411
                                                        ---------     ---------

Operating income                                           65,489        48,819

Other income (expense):
  Interest income                                           1,188           842
  Equity in earnings of unconsolidated affiliates           1,929           696
  Other expense                                            (1,180)         (591)
  Interest expense                                         (2,306)       (2,925)
                                                        ---------     ---------
                                                             (369)       (1,978)
                                                        ---------     ---------

Income before income taxes                                 65,120        46,841

Income taxes                                               24,094        17,800
                                                        ---------     ---------

Net income                                              $  41,026     $  29,041
                                                        =========     =========

Basic earnings per share                                $    0.72     $    0.50
                                                        =========     =========

Diluted earnings per share                              $    0.68     $    0.49
                                                        =========     =========

Weighted average shares outstanding - basic                56,904        57,583
                                                        =========     =========

Weighted average shares outstanding - diluted              60,228        59,261
                                                        =========     =========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                      (Unaudited)
                                                                                  Three Months Ended
                                                                                ----------------------
                                                                                  May 24,     May 25,
                                                                                   2003        2002
                                                                                ---------    ---------
                                                                                (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                      $  41,026    $  29,041
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                     25,692       33,956
  Intangibles amortization                                                            447        1,685
  Tax benefit related to stock award plans                                          4,415        6,462
  Equity in earnings of unconsolidated affiliates, net of dividends received         (959)         215
  Other                                                                             3,284        1,844
  Changes in operating assets and liabilities:
   Trade accounts receivable                                                       11,447       14,013
   Inventories                                                                    (12,426)      (3,100)
   Other assets and liabilities                                                    (9,957)       7,281
                                                                                ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          62,969       91,397

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts            (58,663)     (53,023)
Other                                                                              (1,186)        (662)
                                                                                ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES                                            (59,849)     (53,685)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                        1,409            -
Principal payments on long-term debt                                                 (866)      (1,561)
Purchases of treasury stock                                                             -      (37,686)
Proceeds from stock options                                                         8,406       12,549
Other                                                                                 (52)         673
                                                                                ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                8,897      (26,025)

Effect of exchange rate changes on cash                                             3,285        3,094
                                                                                ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                              15,302       14,781

Cash and cash equivalents at beginning of period                                  116,174       35,095
                                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 131,476    $  49,876
                                                                                =========    =========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                 Equity
                                                                                 Additional     Carryover
                                                    Outstanding      Common       Paid-in         Basis
                                                      Shares         Stock        Capital       Adjustment
                                                    -----------   -----------    ----------    -----------
                                                                     (Dollars in thousands)
Balance at February 22, 2003                         56,638,331   $       923    $  242,274    $   (7,008)

Comprehensive income:
 Net income                                                   -             -             -             -
 Other comprehensive income (loss), net of tax:
  Foreign currency translation                                -             -             -             -
  Unrecognized net loss on derivative instruments             -             -             -             -

Comprehensive income
Shares issued under employee stock purchase
  and stock award plans                                 123,519             -             -             -
Shares issued upon exercise of stock options            606,026             -             -             -
Tax benefits related to stock award plans                     -             -         4,415             -
                                                    -----------   -----------    ----------    ----------
Balance at May 24, 2003                              57,367,876   $       923    $  246,689    $   (7,008)
                                                    ===========   ===========    ==========    ==========

                                                   Accumulated
                                                      Other
                                                  Comprehensive     Retained      Treasury
                                                  Income (Loss)     Earnings        Stock        Total
                                                  -------------    ----------    ----------    ----------
                                                                     (Dollars in thousands)
Balance at February 22, 2003                      $     (95,488)   $  684,653    $ (509,788)   $  315,566

Comprehensive income:
 Net income                                                   -        41,026             -        41,026
 Other comprehensive income (loss), net of tax:
  Foreign currency translation                            9,217             -             -         9,217
  Unrecognized net loss on derivative instruments        (5,048)            -             -        (5,048)
                                                                                               ----------
Comprehensive income                                                                               45,195
Shares issued under employee stock purchase
  and stock award plans                                       -           793         1,757         2,550
Shares issued upon exercise of stock options                  -          (218)        8,624         8,406
Tax benefits related to stock award plans                     -             -             -         4,415
                                                  -------------    ----------    ----------    ----------
Balance at May 24, 2003                           $     (91,319)   $  726,254    $ (499,407)   $  376,132
                                                  =============    ==========    ==========    ==========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION PLANS

ORGANIZATION

GTECH Holdings Corporation ("Holdings") is a global information technology company providing software, networks and professional services that power high-performance, transaction processing solutions. When used in these notes, the terms "Holdings", "the Company", "we", "our", and "us" refer to GTECH Holdings Corporation and its consolidated subsidiaries, unless otherwise specified. We have a single operating and reportable business segment, the Transaction Processing segment. Our core market is the lottery industry, with a growing presence in commercial services transaction processing. The accounting policies of the Transaction Processing segment are the same as those described in Note 1 - "Organization and Summary of Significant Accounting Policies" in our Consolidated Financial Statements and footnotes included in our fiscal 2003 Annual Report on Form 10-K, as amended. Management evaluates the performance of this segment based on operating income.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Holdings, the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 24, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 28, 2004. The balance sheet at February 22, 2003 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2003 Annual Report on Form 10-K, as amended.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

STOCK-BASED COMPENSATION PLANS

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

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION PLANS (continued)

Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income and earnings per share would have been reduced to the pro forma amounts listed in the table below. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model.

                                                                                Three Months Ended
                                                                            --------------------------
                                                                              May 24,         May 25,
                                                                               2003            2002
                                                                            -----------     ----------
                                                                              (Dollars in thousands,
                                                                             except per share amounts)
Net income, as reported                                                      $  41,026       $ 29,041
Deduct: Total stock-based compensation expense determined under
    the fair value method for all awards, net of related tax effects            (5,910)        (6,715)
                                                                             ---------       --------
Pro forma net income                                                         $  35,116       $ 22,326
                                                                             =========       ========

Basic earnings per share:
    As reported                                                              $     .72       $    .50
    Pro forma                                                                      .62            .39
Diluted earnings per share:
    As reported                                                              $     .68       $    .49
    Pro forma                                                                      .59            .38

NOTE 2 - PROPOSED ACQUISITION

In March 2003, we entered into an agreement to acquire Interlott Technologies, Inc. ("Interlott"), a provider of instant ticket vending machines for the worldwide lottery industry. This agreement provides for us to pay $9.00 per share of Interlott in cash (48.5%) or Holdings common stock (51.5%), and to assume debt of approximately $21 million. The aggregate purchase price, together with the assumed debt, is approximately $85 million. Our obligation to complete this acquisition is subject to obtaining approval of the transaction by Interlott shareholders, securing necessary regulatory consents, and satisfying certain other closing conditions. Approval of this transaction by our shareholders is not required. We expect the closing of the Interlott acquisition to occur by late August 2003.

NOTE 3 - INVENTORIES

                                     May 24,     February 22,
                                      2003           2003
                                   ----------    ------------
                                     (Dollars in thousands)
Inventories consist of:
       Raw materials               $   11,044     $   14,133
       Work in progress                69,457         54,855
       Finished goods                   4,212          3,299
                                   ----------     ----------
                                   $   84,713     $   72,287
                                   ==========     ==========

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts. Work in progress at May 24, 2003 and February 22, 2003, includes approximately $63.6 million and $51.3 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $63.4 million and $52.4 million at May 24, 2003 and February 22, 2003, respectively. These amounts are included in Advance Payments from Customers in our Consolidated Balance Sheets.

NOTE 4 - PRODUCT WARRANTIES

We offer a product warranty on all of our manufactured products (primarily terminals and related peripherals) sold to third parties. Although we do not have a standard product warranty, our typical warranty provides that we will repair or replace defective products for a period of time (usually 90 days) from the date revenue is recognized or from the date a product is delivered and tested. We estimate product warranty costs that we expect to incur during the warranty period and we record a charge to costs of sales for the estimated warranty cost at the time the product sale is recorded. In determining the appropriate warranty provision, consideration is given to historical warranty cost information, the status of the terminal model in its life cycle and current terminal performance. We periodically assess the adequacy of our product warranty reserves and adjust them as necessary in the period when the information necessary to make the adjustment becomes available.

We typically do not provide a product warranty on purchased products sold to third parties but attempt to pass the manufacturer's warranty, if any, on to our customers.

A summary of product warranty activity, which is included in Accrued Expenses in our Consolidated Balance Sheets, is as follows (in thousands):

                                             May 24,
                                              2003
                                           ---------
Balance at beginning of fiscal period      $     437
Additional reserves                              270
Charges incurred                                 (15)
                                           ---------
Balance at end of fiscal period            $     692
                                           =========

NOTE 5 - LONG-TERM DEBT

                                                       May 24,          February 22,
                                                        2003                2003
                                                    -------------       ------------
                                                         (Dollars in thousands)
Long-term debt consists of:
       1.75% Convertible Debentures due 2021        $     175,000       $    175,000
       7.87% Series B Senior Notes due 2007                95,000             95,000
       Interest rate swaps                                 13,857             14,721
       Other                                               10,522              9,359
                                                    -------------       ------------
                                                          294,379            294,080
       Less current portion                                 7,161              6,992
                                                    -------------       ------------
                                                    $     287,218       $    287,088
                                                    =============       ============

We have an unsecured revolving credit facility of $300 million expiring in June 2006 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at May 24, 2003 or February 22, 2003.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

NOTE 7 - GUARANTEES AND INDEMNIFICATIONS

We enter into performance and other bonds related to various contracts, which generally have terms of one year. Potential payments due under these bonds are related to performance under the applicable contract. Historically, we have never made any payments under these types of bonds and we do not currently anticipate that payments will be required under the current bonds. The following table provides information related to potential commitments at May 24, 2003 (in thousands):

                                    Total potential
                                      commitments
                                    ---------------
Performance bonds                   $       171,235
Financial guarantees                          8,081
All other bonds                               9,318
                                    ---------------
                                    $       188,634
                                    ===============

LOTTERY TECHNOLOGY SERVICES INVESTMENT CORPORATION

We have a 44% interest in Lottery Technology Services Investment Corporation ("LTSIC"), which we account for using the equity method of accounting. LTSIC's wholly owned subsidiary, Lottery Technology Services Corporation ("LTSC"), provides equipment and services (which we supplied to LTSC), to the Bank of Taipei. The Bank of Taipei holds the license to operate the Taiwan Public Welfare Lottery.

At May 24, 2003, in order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, we guaranteed loans made by an unrelated commercial lender to LTSC of $5.6 million. The loans have a maturity date of January 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.

We are recognizing 56% of product sales to, and service revenue from, LTSC. The remaining 44% of product sales (and related cost) and service revenue, has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is principally included in Other Liabilities in our Consolidated Balance Sheets at May 24, 2003 and February 22, 2003. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid. At May 24, 2003, deferred product gross profit and deferred service revenue totaled $4.4 million and $8.0 million, respectively.

TIMES SQUARED INCORPORATED

At May 24, 2003, we guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") of $2.4 million for which we received no monetary consideration. The guarantee expires in December 2013. Times Squared is a nonprofit corporation established for, among other things, providing secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

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

GAMING ENTERTAINMENT (DELAWARE) L.L.C.

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is a joint venture between us and Full House Resorts, Inc. ("FHRI"), which was formed to conduct gaming development activities with Harrington Raceway, Inc. ("Harrington"). Pursuant to a 1995 management agreement ("Agreement"), GED manages a casino for Harrington and in return receives a percentage of gross revenues and operating profits as defined in the Agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the Agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act. The consideration we receive in exchange for the guarantee are the equity earnings from our joint venture with FHRI.

EUROPRINT HOLDINGS LTD.

On July 1, 1998, we acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"), for a net cash purchase price of $21.6 million, including related acquisition costs. Europrint is a provider of media promotional games and IGI has pioneered the development of interactive, televised lottery games. On June 24, 2003 (after the close of our fiscal 2004 first quarter), we exercised our option to acquire the remaining 20% of the equity of Europrint for approximately $5.1 million.

NOTE 8-- COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                 Three Months Ended
                                                            ----------------------------
                                                              May 24,          May 25,
                                                               2003              2002
                                                            -----------      -----------
                                                               (Dollars in thousands)
Net income                                                  $    41,026      $    29,041

Other comprehensive income (loss), net of tax
   Foreign currency translation                                   9,217            2,541
   Unrecognized net loss on derivative instruments               (5,048)            (675)
   Unrealized loss on investments                                     -              (72)
                                                            -----------      -----------
Comprehensive income                                        $    45,195      $    30,835
                                                            ===========      ===========

NOTE 9 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                                                                     Three Months Ended
                                                                             ---------------------------------
                                                                                May 24,             May 25,
                                                                                 2003                 2002
                                                                             --------------      -------------
                                                                             (Dollars and shares in thousands,
                                                                                 except per share amounts)
Numerator:
    Net income (Numerator for basic earnings per share)                      $       41,026      $      29,041

    Effect of dilutive securities:
       Interest expense on 1.75% Convertible Debentures                                 142                  -
                                                                             --------------      -------------
       Numerator for diluted earnings per share                              $       41,168      $      29,041
                                                                             ==============      =============

Denominator:
    Denominator for basic earnings per share - weighted-average shares               56,904             57,583

    Effect of dilutive securities:
       1.75% Convertible Debentures                                                   1,690                  -
       Employee stock options                                                         1,567              1,557
       Unvested restricted and stock bonus discount shares                               67                121
                                                                             --------------      -------------
         Dilutive potential common shares                                             3,324              1,678

    Denominator for diluted earnings per share - adjusted
       weighted-average shares and assumed conversions                               60,228             59,261
                                                                             ==============      =============

       Basic earnings per share                                              $          .72      $         .50
                                                                             ==============      =============

       Diluted earnings per share                                            $          .68      $         .49
                                                                             ==============      =============

Our 1.75% Convertible Debentures ("Debentures") are convertible at the option of the holder into shares of our common stock at an initial conversion rate of
36.3636 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $27.50 per share. The Debentures become convertible when, among other circumstances, the closing price of our common stock is more than 120% of the conversion price (approximately $33 per share) for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. The total amount of shares issuable upon the conversion of the Debentures is 6.4 million.

For the quarter ended May 24, 2003, the Debentures were convertible for 17 out of 64 trading days in the quarter, resulting in 1.7 million shares included in the computation of diluted earnings per share. For the quarter ended May 25, 2002, the 6.4 million shares issuable upon the conversion of our Debentures were not included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

NOTE 10 - INCOME TAXES

Our effective income tax rate is greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We are currently evaluating the effects this statement may have on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our third quarter of fiscal 2004). We are currently evaluating the effects this statement may have on our consolidated financial statements.

NOTE 12 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

The Parent Company conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only material asset, an investment in GTECH. Equity in earnings of consolidated affiliates recorded by the Parent Company includes the Parent Company's share of the after-tax earnings of GTECH. Taxes payable and deferred income taxes are obligations of the subsidiaries. Income tax expense related to both current and deferred income taxes are allocated to each subsidiary based on our consolidated effective income tax rates.

NOTE 12 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Balance Sheets
May 24, 2003

                                                    Parent      Guarantor    Non-Guarantor   Eliminating
                                                   Company    Subsidiaries   Subsidiaries      Entries     Consolidated
                                                  ---------   ------------   -------------   -----------   ------------
                                                                         (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                      $       -    $  98,005       $  33,471      $       -     $ 131,476
   Trade accounts receivable, net                         -       74,130          21,608              -        95,738
   Due from subsidiaries and
     affiliates                                           -       48,775               -        (48,775)            -
   Sales-type lease receivables                           -        1,522           2,781              -         4,303
   Inventories                                            -       69,450          42,757        (27,494)       84,713
   Deferred income taxes                                  -       25,097           4,313              -        29,410
   Other current assets                                   -       11,680          14,662              -        26,342
                                                  ---------    ---------       ---------       ---------    ---------
     Total Current Assets                                 -      328,659         119,592        (76,269)      371,982

Systems, Equipment and Other
   Assets Relating to Contracts, net                      -      367,374          73,991         (9,232)      432,133
Investment in Subsidiaries and
   Affiliates                                       376,132       87,487               -       (463,619)            -
Goodwill, net                                             -       70,605          44,893              -       115,498
Other Assets                                              -       50,971          29,301              -        80,272
                                                  ---------    ---------       ---------      ---------     ---------
     Total Assets                                 $ 376,132    $ 905,096       $ 267,777      $(549,120)    $ 999,885
                                                  =========    =========       =========      =========     =========

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                               $       -    $  51,055       $   9,000      $       -     $  60,055
   Due to subsidiaries and affiliates                     -            -          48,775        (48,775)            -
   Accrued expenses                                       -       42,470          29,129              -        71,599
   Employee compensation                                  -       13,739           5,206              -        18,945
   Advance payments from
     customers                                            -       31,372          52,195              -        83,567
   Income taxes payable                                   -       42,983           8,261              -        51,244
   Short term borrowings                                  -            -           2,475              -         2,475
   Current portion of long-term debt                      -        3,524           3,637              -         7,161
                                                  ---------    ---------       ---------      ---------     ---------
     Total Current Liabilities                            -      185,143         158,678        (48,775)      295,046

Long-Term Debt, less current
   portion                                                -      280,333           6,885              -       287,218
Other Liabilities                                         -       26,762          14,727              -        41,489
Shareholders' Equity                                376,132      412,858          87,487       (500,345)      376,132
                                                  ---------    ---------       ---------      ---------     ---------
     Total Liabilities and
       Shareholders' Equity                       $ 376,132    $ 905,096       $ 267,777      $(549,120)    $ 999,885
                                                  =========    =========       =========      =========     =========

NOTE 12 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended May 24, 2003

                                                    Parent      Guarantor    Non-Guarantor   Eliminating
                                                   Company    Subsidiaries    Subsidiaries     Entries     Consolidated
                                                  ---------   ------------   -------------   -----------   ------------
                                                                         (Dollars in thousands)
Revenues:
   Services                                       $       -    $ 166,303       $  57,235      $       -     $ 223,538
   Sales of products                                      -       11,616           4,431              -        16,047
   Intercompany sales and fees                            -       26,847          10,305        (37,152)            -
                                                  ---------    ---------       ---------      ---------     ---------
                                                          -      204,766          71,971        (37,152)      239,585
Costs and expenses:
   Costs of services                                      -       90,021          37,822         (1,046)      126,797
   Costs of sales                                         -        6,287           2,362            (20)        8,629
   Intercompany cost of sales
     and fees                                             -       15,970           4,646        (20,616)            -
                                                  ---------    ---------       ---------      ---------     ---------
                                                          -      112,278          44,830        (21,682)      135,426
                                                  ---------    ---------       ---------      ---------     ---------

Gross profit                                              -       92,488          27,141        (15,470)      104,159

Selling, general & administrative                         -       18,033           6,247              -        24,280
Research and development                                  -       10,684           3,706              -        14,390
                                                  ---------    ---------       ---------      ---------     ---------
     Operating expenses                                   -       28,717           9,953              -        38,670
                                                  ---------    ---------       ---------      ---------     ---------

Operating income                                          -       63,771          17,188        (15,470)       65,489

Other income (expense):
     Interest income                                      -          359             829              -         1,188
     Equity in earnings of
       unconsolidated affiliates                          -        1,190             739              -         1,929
     Equity in earnings of
       consolidated affiliates                       41,026        9,478               -        (50,504)            -
     Other income (expense)                               -        2,018          (3,198)             -        (1,180)
     Interest expense                                     -       (1,793)           (513)             -        (2,306)
                                                  ---------    ---------       ---------      ---------     ---------

Income before income taxes                           41,026       75,023          15,045        (65,974)       65,120

Income taxes                                              -       27,759           5,567         (9,232)       24,094
                                                  ---------    ---------       ---------      ---------     ---------

Net income                                        $  41,026    $  47,264       $   9,478      $ (56,742)    $  41,026
                                                  =========    =========       =========      =========     =========

NOTE 12 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended May 25, 2002

                                                    Parent      Guarantor    Non-Guarantor   Eliminating
                                                   Company    Subsidiaries    Subsidiaries     Entries     Consolidated
                                                  ---------   ------------   -------------   -----------   ------------
                                                                         (Dollars in thousands)
Revenues:
   Services                                       $       -    $ 172,083       $  51,652      $       -     $ 223,735
   Sales of products                                      -        4,670           3,007              -         7,677
   Intercompany sales and fees                            -       19,323          12,487        (31,810)            -
                                                  ---------    ---------       ---------      ---------     ---------
                                                          -      196,076          67,146        (31,810)      231,412
Costs and expenses:
   Costs of services                                      -      104,223          44,860         (2,148)      146,935
   Costs of sales                                         -        3,849           2,398              -         6,247
   Intercompany cost of sales
     and fees                                             -       14,341           2,092        (16,433)            -
                                                  ---------    ---------       ---------      ---------     ---------
                                                          -      122,413          49,350        (18,581)      153,182
                                                  ---------    ---------       ---------      ---------     ---------

Gross profit                                              -       73,663          17,796        (13,229)       78,230

Selling, general & administrative                         -       17,499           5,410              -        22,909
Research and development                                  -        4,966           1,536              -         6,502
                                                  ---------    ---------       ---------      ---------     ---------
     Operating expenses                                   -       22,465           6,946              -        29,411
                                                  ---------    ---------       ---------      ---------     ---------

Operating income                                          -       51,198          10,850        (13,229)       48,819

Other income (expense):
     Interest income                                      -          354             488              -           842
     Equity in earnings of
       unconsolidated affiliates                          -           76             620              -           696
     Equity in earnings of
       consolidated affiliates                       29,041        7,086               -        (36,127)            -
     Other expense                                        -         (505)            (86)             -          (591)
     Interest expense                                     -       (2,482)           (443)             -        (2,925)
                                                  ---------    ---------       ---------      ---------     ---------

Income before income taxes                           29,041       55,727          11,429        (49,356)       46,841

Income taxes                                              -       21,176           4,343         (7,719)       17,800
                                                  ---------    ---------       ---------      ---------     ---------

Net income                                        $  29,041    $  34,551       $   7,086      $ (41,637)    $  29,041
                                                  =========    =========       =========      =========     =========

NOTE 12 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Three Months Ended May 24, 2003

                                                    Parent      Guarantor    Non-Guarantor   Eliminating
                                                   Company    Subsidiaries    Subsidiaries     Entries     Consolidated
                                                  ---------   ------------   -------------   -----------   ------------
                                                                         (Dollars in thousands)
Net cash provided by operating
   activities                                      $     -     $  58,331       $   4,675        $ (37)      $  62,969

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                           -       (56,750)         (1,950)          37         (58,663)
     Other                                               -        (1,186)              -            -          (1,186)
                                                   -------     ---------       ---------        -----       ---------
Net cash used for investing
     activities                                          -       (57,936)         (1,950)          37         (59,849)

Financing Activities
   Net proceeds from issuance
     of long-term debt                                   -             -           1,409            -           1,409
    Principal payments on long-term
     debt                                                -             -            (866)           -            (866)
   Proceeds from stock options                       8,406             -               -            -           8,406
   Intercompany capital transactions                (8,876)        8,876               -            -               -
   Other                                               470             -            (522)           -             (52)
                                                   -------     ---------       ---------        -----       ---------
Net cash provided by financing
     activities                                          -         8,876              21            -           8,897

Effect of exchange rate changes
     on cash                                             -            (5)          3,290            -           3,285
                                                   -------     ---------       ---------        -----       ---------
Increase in cash and
     cash equivalents                                    -         9,266           6,036            -          15,302
Cash and cash equivalents at
     beginning of period                                 -        88,739          27,435            -         116,174
                                                   -------     ---------       ---------        -----       ---------
Cash and cash equivalents at end
     of period                                     $     -     $  98,005       $  33,471        $   -       $ 131,476
                                                   =======     =========       =========        =====       =========

NOTE 12 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Three Months Ended May 25, 2002

                                                    Parent      Guarantor    Non-Guarantor   Eliminating
                                                   Company    Subsidiaries    Subsidiaries     Entries     Consolidated
                                                  ---------   ------------   -------------   -----------   ------------
                                                                         (Dollars in thousands)
Net cash provided by operating
   activities                                     $      -      $ 88,440       $  2,640       $    317       $ 91,397

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                           -       (49,848)        (2,858)          (317)       (53,023)
   Other                                                 -          (662)             -              -           (662)
                                                  --------      --------       --------       --------       --------
Net cash used for investing
     activities                                          -       (50,510)        (2,858)          (317)       (53,685)

Financing Activities
   Principal payments on long-term
     debt                                                -        (1,205)          (356)             -         (1,561)
   Purchases of treasury stock                     (37,686)            -              -              -        (37,686)
   Proceeds from stock options                      12,549             -              -              -         12,549
   Intercompany capital transactions                24,662       (24,662)             -              -              -
   Other                                               475             -            198              -            673
                                                  --------      --------       --------       --------       --------
Net cash used for financing
     activities                                          -       (25,867)          (158)             -        (26,025)

Effect of exchange rate changes
     on cash                                             -            57          3,037              -          3,094
                                                  --------      --------       --------       --------       --------
Increase in cash and
     cash equivalents                                    -        12,120          2,661              -         14,781
Cash and cash equivalents at
     beginning of period                                 -        25,865          9,230              -         35,095
                                                  --------      --------       --------       --------       --------
Cash and cash equivalents at end
     of period                                    $      -      $ 37,985       $ 11,891       $      -       $ 49,876
                                                  ========      ========       ========       ========       ========

NOTE 13 - SUBSEQUENT EVENTS

PolCard S.A.

On May 28, 2003 (after the close of our fiscal 2004 first quarter), we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), a debit and credit card merchant transaction acquirer and processor in Poland. Upon the exercise of rights under an option agreement we entered into with Innova Capital Sp. zo.o ("Innova"), a Warsaw-based private equity investment advisor, to accommodate the timing of funding the acquisition, we will own 62.8% of PolCard's outstanding equity, while two funds managed by Innova will own 36.9% of PolCard's outstanding equity, and the Polish Bank Association, one of PolCard's existing owners, will continue to own 0.3% of the outstanding equity of PolCard. We expect the exercise of these rights to occur by the end of July 2003. PolCard's outstanding equity is now owned 66.5% by us, 33.2% by Innova and 0.3% by the Polish Bank Association. The aggregate purchase price paid by us and Innova for the PolCard equity, together with approximately $2 million in long-term debt assumed as part of the transaction, was approximately $62 million. All conditions to the closing of the acquisition were satisfied, including the approvals of the Polish Competition and Consumer Protection Office and the Polish Bank Association, and the acquisition closed in accordance with the terms of the February 2003 purchase agreement. We have a fair value option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value, during the period commencing approximately four and ending approximately six years after closing.

TCU Audit

As previously reported, on June 5, 2003, the Federal Court of Accounts ("TCU"), the court charged with auditing agencies of the Brazilian federal government and its subdivisions, summoned us, together with several current and former employees of Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, to appear before TCU's Brasilia court. The summons required the defendants to show cause why they should not be required to jointly pay a base amount determined by the TCU to be due of R$91,974,625.10, duly indexed for inflation and interest as of May 26, 2000 (Decision No. 692/2003). We estimate that this claim, in aggregate, is for the local currency equivalent of approximately US$57,343,359.00 at current exchange rates. The allegations underlying this summons are set forth in a report (the "Audit Report") issued by the TCU in May 2003 respecting an audit conducted by the TCU of our January 1997 contract to provide lottery goods and services to CEF (the "1997 Contract").
The 1997 Contract expired on May 26, 2000 and was replaced on the same date by a new contract which, as extended, is scheduled to terminate in May 2005 (the "2000 Contract").

The central allegation of the Audit Report is that under the 1997 Contract we were accorded certain payment increases, and we contracted to supply to CEF certain services, that were not contemplated by the procurement process respecting the 1997 Contract and that are not otherwise permitted under applicable Brazilian law. The Audit Report alleges that as a result of this, CEF overpaid us under the 1997 Contract for the period commencing in January 1997 through May 26, 2000, and that we are liable with respect to such alleged overpayments as specified above. The Audit Report further determines that TCU shall audit the 2000 Contract and any other contract between us and CEF in effect after May 26, 2000 respecting the provision by us of lottery services. Moreover, the Audit Report states that the TCU will refer the Audit Report to, among others, the Brazil Public Prosecutor's Office and the Brazil Federal Police (who, we have been advised, are conducting an investigation of CEF's public procurement activities in general).

The Audit Report does not allege that we have acted improperly, and we do not believe that we have done anything improper in connection with the 1997 Contract, 2000 Contract or any other contract with CEF.

We plan to vigorously defend ourselves against the allegations made by TCU in the Audit Report and the proceedings initiated by the TCU with respect thereto. This includes raising a preliminary defense based on the absence of due process of law, since we believe that we should have been accorded a fair chance to defend ourselves before the TCU determination was made. Because these proceedings are in their initial stages, however, it is impossible at this time for us to assess the merit of the TCU's claims, predict the outcome of the TCU proceedings, or provide an estimate of losses likely to be incurred in connection with the resolution of this matter, or its financial statement impact, if any.

Dividend

On June 17, 2003, our Board of Directors approved an annual cash dividend in the amount of $0.68 per share, payable quarterly beginning in the second quarter of this fiscal year (our second quarter began on May 25, 2003). We will pay $0.17 per share on July 31, 2003, to shareholders of record as of July 15, 2003.

Europrint

As discussed in Note 7, on June 24, 2003, we exercised our option to acquire the remaining 20% of the equity of Europrint for approximately $5.1 million.

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

    - our operations are dependent upon our continued ability to retain and extend our existing contracts and win new contracts;

    - slow growth or declines in sales of online lottery goods and services could adversely affect our future revenues and profitability;

    -    we have significant foreign currency exposure;

    - we are subject to the economic, political and social instability risks of doing business in foreign jurisdictions;

    - we have a concentrated customer base and the loss of any of our larger customers could harm our results;

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

    - our business prospects and future success rely heavily upon the integrity of our employees and executives and the security of our systems;

    -    our non-lottery ventures may fail;

    - we may be subject to adverse determinations in pending legal proceedings; and

    - other risks and uncertainties set forth below and elsewhere in this report, in our fiscal 2003 Form 10-K, as amended, and in our subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.

The foregoing list of important factors is not all-inclusive.

General

We operate on a 52 to 53-week fiscal year ending on the last Saturday in February and fiscal 2004 ends on February 28, 2004. Fiscal 2004 is a 53-week year and we will include the extra week in our fourth quarter ending February 28, 2004.

We have derived substantially all of our revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Our service revenues are derived primarily from lottery service contracts, which are typically at least five years in duration, and generally provide compensation to us based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. We derive product sale revenues primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sale contracts. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. Excluding the proposed acquisition of Interlott Technologies, Inc. described below, we currently anticipate that product sales during fiscal 2004 will be in the range of $80 million to $90 million.

We continue to evaluate a variety of opportunities to broaden our offerings of high-volume transaction processing services outside of our core market of providing online lottery services, such as the processing and transmitting of commercial, non-lottery transactions including bill payments, electronic tax payments, utility payments and retail-based programs such as gift cards. Currently, our networks in Brazil, Chile, the Czech Republic and Jamaica process bill payments and other commercial service transactions. In the near term, we expect to concentrate our efforts to grow commercial service revenues in Brazil, Poland and Mexico. While our goal is to leverage our technology, infrastructure and relationships to drive growth in commercial services, if, in the course of pursuing these opportunities, we see a chance to gain access to certain markets through the acquisition of existing infrastructure, we may consider making such acquisitions.

Our business is highly regulated, and the competition to secure new government contracts is often intense. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See "Legal Proceedings" in Part II, Item 1 in this report; and Part I, Item 1 - "Certain Factors That May Affect Future Performance
- Government regulations and other actions affecting the online lottery industry could have a negative effect on our business", Part I, Item 3 - "Legal Proceedings" and Note 11 to the Consolidated Financial Statements in our fiscal 2003 Annual Report on Form 10-K, as amended, for further information concerning these matters and other contingencies.

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

Significant Contract Extensions and Renegotiations

A majority of our revenues and cash flow is derived from our portfolio of long-term online lottery service contracts, each of which in the ordinary course of our business is periodically the subject of competitive procurement or renegotiation.

As previously reported, in April 2003, we entered into an agreement with Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, pursuant to which the term of our contract with CEF, which had been scheduled to expire in April 2003, was extended for 25 months from April 2003 (with CEF having the right to elect upon prior notice to terminate the contract early at any time after 20 months), and fees payable under our contract are reduced by 15%. Our previous contract with CEF, which as extended, expired in April 2003, was our largest contract in fiscal 2003, as measured by annual revenues, accounting for 9.8% of our consolidated revenues. See Part I, Item 3 - "Legal Proceedings" and
Note 11 to the Consolidated Financial Statements in our fiscal 2003 Annual Report on Form 10-K, as amended, for further information concerning this matter.

In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for an up-front payment by us in the amount of $12.5 million. The Master Contract is part of a comprehensive economic development package that provides incentives for us to keep our world corporate headquarters and manufacturing operations in Rhode Island. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the $12.5 million up-front payment; new online and video lottery related hardware, software and services; the development of a new world corporate headquarters facility of at least 210,000 square feet in Providence, Rhode Island by December 31, 2006; and improvements to our existing manufacturing facility in West Greenwich, Rhode Island. We have agreed to employ at least 1,000 people full-time in Rhode Island by the end of calendar year 2005 and maintain that level of employment thereafter. In the event the State of Rhode Island takes certain actions which affect our financial performance, we shall be automatically released from the in-state employment obligation. We currently plan to satisfy our obligation to invest at least $100 million in the State of Rhode Island by December 31, 2008 by investing: (i) approximately $31 million during fiscal 2004; and (ii) approximately $91 million during fiscal 2005 through fiscal 2006.

In addition, in July 2003 (after the close of our fiscal 2004 first quarter), we entered into a tax stabilization agreement (the "Agreement") with the City of Providence ("the City"), subject to final passage by the Providence City Council and execution by the Mayor of the City, all of which we expect to occur in July 2003. Under the terms of the Agreement, the City agreed to stabilize the real estate and personal property taxes payable in connection with the new world corporate headquarters facility and the personal property associated with such facility for 20 years. We also agreed to complete and occupy the facility by December 31, 2006, employ 500 employees at the facility by 2009, and we made certain commitments regarding our employment, purchasing and education activities in the City.

During the first quarter of fiscal 2004, the lottery authorities of Michigan and Sweden exercised options to extend the terms of their online contracts with us, and the lottery authority of Wisconsin selected us to negotiate a new five-year contract with them to supply a new online and instant-ticket lottery system.

Recent Developments

In March 2003, we entered into an agreement to acquire Interlott Technologies, Inc. ("Interlott"), a provider of instant ticket vending machines for the worldwide lottery industry. This agreement provides for us to pay $9.00 per share of Interlott in cash (48.5%) or Holdings common stock (51.5%), and to assume debt of approximately $21 million. The aggregate purchase price, together with the assumed debt, is approximately $85 million. Our obligation to complete this acquisition is subject to obtaining approval of the transaction by Interlott shareholders, securing necessary regulatory consents, and satisfying certain other closing conditions. Approval of this transaction by our shareholders is not required. We expect the closing of the Interlott acquisition to occur by late August 2003.

Subsequent Events

PolCard S.A.

On May 28, 2003 (after the close of our fiscal 2004 first quarter), we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), a debit and credit card merchant transaction acquirer and processor in Poland. Upon the exercise of rights under an option agreement we entered into with Innova Capital Sp. zo.o ("Innova"), a Warsaw-based private equity investment advisor, to accommodate the timing of funding the acquisition, we will own 62.8% of PolCard's outstanding equity, while two funds managed by Innova will own 36.9% of PolCard's outstanding equity, and the Polish Bank Association, one of PolCard's existing owners, will continue to own 0.3% of the outstanding equity of PolCard. We expect the exercise of these rights to occur by the end of July 2003. PolCard's outstanding equity is now owned 66.5% by us, 33.2% by Innova and 0.3% by the Polish Bank Association. The aggregate purchase price paid by us and Innova for the PolCard equity, together with approximately $2 million in long-term debt assumed as part of the transaction, was approximately $62 million. All conditions to the closing of the acquisition were satisfied, including the approvals of the Polish Competition and Consumer Protection Office and the Polish Bank Association, and the acquisition closed in accordance with the terms of the February 2003 purchase agreement. We have a fair value option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value, during the period commencing approximately four and ending approximately six years after closing.

TCU Audit

As previously reported, on June 5, 2003, the Federal Court of Accounts ("TCU"), the court charged with auditing agencies of the Brazilian federal government and its subdivisions, summoned us, together with several current and former employees of Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, to appear before TCU's Brasilia court. The summons required the defendants to show cause why they should not be required to jointly pay a base amount determined by the TCU to be due of R$91,974,625.10, duly indexed for inflation and interest as of May 26, 2000 (Decision No. 692/2003). We estimate that this claim, in aggregate, is for the local currency equivalent of approximately US$57,343,359.00 at current exchange rates. The allegations underlying this summons are set forth in a report (the "Audit Report") issued by the TCU in May 2003 respecting an audit conducted by the TCU of our January 1997 contract to provide lottery goods and services to CEF (the "1997 Contract").
The 1997 Contract expired on May 26, 2000 and was replaced on the same date by a new contract which, as extended, is scheduled to terminate in May 2005 (the "2000 Contract").

The central allegation of the Audit Report is that under the 1997 Contract we were accorded certain payment increases, and we contracted to supply to CEF certain services, that were not contemplated by the procurement process respecting the 1997 Contract and that are not otherwise permitted under applicable Brazilian law. The Audit Report alleges that as a result of this, CEF overpaid us under the 1997 Contract for the period commencing in January 1997 through May 26, 2000, and that we are liable with respect to such alleged overpayments as specified above. The Audit Report further determines that TCU shall audit the 2000 Contract and any other contract between us and CEF in effect after May 26, 2000 respecting the provision by us of lottery services. Moreover, the Audit Report states that the TCU will refer the Audit Report to, among others, the Brazil Public Prosecutor's Office and the Brazil Federal Police (who, we have been advised, are conducting an investigation of CEF's public procurement activities in general).

The Audit Report does not allege that we have acted improperly, and we do not believe that we have done anything improper in connection with the 1997 Contract, 2000 Contract or any other contract with CEF.

We plan to vigorously defend ourselves against the allegations made by TCU in the Audit Report and the proceedings initiated by the TCU with respect thereto. This includes raising a preliminary defense based on the absence of due process of law, since we believe that we should have been accorded a fair chance to defend ourselves before the TCU determination was made. Because these proceedings are in their initial stages, however, it is impossible at this time for us to assess the merit of the TCU's claims, predict the outcome of the TCU proceedings, or provide an estimate of losses likely to be incurred in connection with the resolution of this matter, or its financial statement impact, if any.

Dividend

On June 17, 2003, our Board of Directors approved an annual cash dividend in the amount of $0.68 per share, payable quarterly beginning in the second quarter of this fiscal year (our second quarter began on May 25, 2003). We will pay $0.17 per share on July 31, 2003, to shareholders of record as of July 15, 2003.

Europrint

As discussed in Note 7 to the consolidated financial statements, on June 24, 2003, we exercised our option to acquire the remaining 20% of the equity of Europrint for approximately $5.1 million.

Critical Accounting Policies

We have identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management's most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Consolidated Financial Statements in our fiscal 2003 Annual Report on Form 10-K, as amended, which includes other significant accounting policies.

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

Effect of New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We are currently evaluating the effects this statement may have on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our third quarter of fiscal 2004). We are currently evaluating the effects this statement may have on our consolidated financial statements.

Results of Operations

THREE MONTHS ENDED MAY 24, 2003 VERSUS THREE MONTHS ENDED MAY 25, 2002

Revenues were $239.6 million in the first quarter of fiscal 2004, compared to $231.4 million in the first quarter of fiscal 2003, up $8.2 million, or 3.5%.

The following discussion on service revenues should be read in conjunction with the table below (in millions):

                                                    Three Months Ended
                                   ------------------------------------------------------
                                                                             Change
                                     May 24,          May 25,          ------------------
  Service revenues                    2003             2002                $          %
  ----------------                 ------------     ------------       --------     -----
Domestic lottery                   $     124.8      $      125.9       $   (1.1)     (0.9)
International lottery                     86.5              82.4            4.1       5.0
Commercial services                       11.6              14.7           (3.1)    (21.4)
All other                                  0.6               0.7           (0.1)     (6.7)
                                   ------------     ------------       --------     -----
                                   $     223.5      $      223.7       $   (0.2)     (0.1)
                                   ============     ============       ========     =====

Service revenues, including lottery and other services, were $223.5 million in the first quarter of fiscal 2004, comparable to service revenues of $223.7 million in the first quarter of fiscal 2003. Had last year's average exchange rates prevailed throughout the most recent quarter, we estimate that service revenues would have increased by approximately 2% compared to the first quarter of last year.

Our domestic lottery service revenues were $124.8 million in the first quarter of fiscal 2004, compared to $125.9 million in the first quarter of fiscal 2003, down $1.1 million, or 0.9%. This 0.9% decrease was primarily due to lower jackpot activity of approximately 6%, partially offset by the combined impact of net new contracts and contractual rate changes of approximately 2% and higher service revenues from an increase in sales by our domestic lottery customers of approximately 3%. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products.

Our international lottery service revenues were $86.5 million in the first quarter of fiscal 2004, compared to $82.4 million in the first quarter of fiscal 2003, up $4.1 million, or 5.0%. This 5.0% increase includes higher service revenues from an increase in sales by our international lottery customers of approximately 10%, partially offset by the combined impact of contract losses and contractual rate changes of approximately 5%.

Service revenues from commercial transaction processing services (primarily in Brazil) were $11.6 million in the first quarter of fiscal 2004, compared to $14.7 million in the first quarter of fiscal 2003, down $3.1 million, or 21.4%. This 21.4% decrease was primarily due to the weakening of the Brazilian real against the U.S. dollar.

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

Product sales were $16.0 million in the first quarter of fiscal 2004, compared to $7.7 million in the first quarter of fiscal 2003, up $8.3 million. This increase was primarily driven by sales of terminals to our joint venture in Taiwan and our customers in Poland and China.

Our service margins improved from 34.3% in the first quarter of fiscal 2003 to 43.3% in the first quarter of fiscal 2004. Service margins in the first quarter of fiscal 2004 benefited by 4.2 percentage points from lower depreciation (principally related to fully depreciated assets associated with our contract with Caixa Economica Federal in Brazil) and 3.4 percentage points from the absence of certain consulting costs incurred during the prior year first quarter.

Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. Our product margins improved to 46.2% in the first quarter of fiscal 2004 compared to 18.6% in the first quarter of fiscal 2003. This improvement was primarily due to the mix of sales in the first quarter of fiscal 2004, which included higher margin terminal sales to our joint venture in Taiwan and our customers in China and Poland, driven by improved efficiencies in our manufacturing process.

Operating expenses were $38.7 million in the first quarter of fiscal 2004, compared to $29.4 million in the first quarter of fiscal 2003, up $9.3 million, or 31.5%. This increase was driven by $7.9 million of increased spending on research and development as we continue our efforts to accelerate the development and deployment of industry-leading products into the marketplace and to execute against our commercial services strategy. In addition, selling, general and administrative expense was up $1.4 million, driven by expenses associated with our bi-annual World Leaders Forum. As a percentage of revenues, operating expenses were 16.2% and 12.7% during the first quarters of fiscal 2004 and 2003, respectively.

Equity income was $1.9 million in the first quarter of fiscal 2004, compared to $0.7 million in the first quarter of fiscal 2003, up $1.2 million, primarily due to higher equity income from our joint venture in Taiwan.

Weighted average diluted shares in the first quarter of fiscal 2004 increased by
1.0 million shares to 60.2 million shares, primarily due to the convertibility during a portion of the first quarter of our $175 million principal amount of 1.75% Convertible Debentures into shares of our common stock, resulting in a decrease to diluted earnings per share of approximately $0.02. These Debentures are convertible at the option of the holder into shares of our common stock at a conversion price of approximately $27.50 per share when, among other circumstances, our stock closes above $33 per share for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. The total amount of shares issuable upon the conversion of the Debentures is 6.4 million. For the first quarter of fiscal 2004, the Debentures were convertible for 17 out of 64 trading days, resulting in 1.7 million shares included in the computation of diluted earnings per share.

Our effective income tax rate decreased from 38% in the first quarter of fiscal 2003 to 37% in the first quarter of fiscal 2004 principally due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory tax rate and the increased recognition of research and development tax credits.

Changes in Financial Position, Liquidity and Capital Resources

During the first three months of fiscal 2004, we generated $63.0 million of cash from operations, which was principally used to purchase $58.7 million of systems, equipment and other assets relating to contracts. At May 24, 2003, we had $131.5 million of cash and cash equivalents on hand, of which approximately 86% was concentrated with three financial institutions. At the end of the fiscal 2004 first quarter, we had no borrowings under our $300 million credit facility.

Trade accounts receivable decreased by $12.0 million, from $107.7 million at February 22, 2003 to $95.7 million at May 24, 2003, primarily due to collection of amounts related to product sales we recorded in the fourth quarter of fiscal 2003, along with the collection of certain domestic service receivables.

Inventories increased by $12.4 million, from $72.3 million at February 22, 2003 to $84.7 million at May 24, 2003, primarily due to increases to inventory associated with product sales expected to be recorded during fiscal 2005.

Other current assets increased by $7.6 million, from $18.7 million at February 22, 2003 to $26.3 million at May 24, 2003, primarily due to $2.9 million of value-added tax receivables and $2.9 million of prepayments, both related to ongoing lottery system installations.

Systems, equipment and other assets relating to contracts, net, increased by $21.2 million, from $410.9 million at February 22, 2003 to $432.1 million at May 24, 2003, primarily due to the purchase of $58.7 million of systems, equipment and other assets relating to contracts, partially offset by depreciation expense.

Accounts payable decreased by $13.9 million, from $74.0 million at February 22, 2003 to $60.1 million at May 24, 2003, primarily due to the timing of payments related to ongoing lottery system installations.

Employee compensation decreased by $18.6 million, from $37.5 million at February 22, 2003 to $18.9 million at May 24, 2003, primarily due to the payment of fiscal 2003 management incentive compensation and employee profit sharing.

Advance payments from customers increased by $13.9 million, from $69.7 million at February 22, 2003 to $83.6 million at May 24, 2003, primarily due to advances received from customers related to product sales that are expected to be recorded during fiscal 2004.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2004 will be in the range of $335 million to $345 million, excluding investments that will be required under the proposed acquisition of Interlott. Assuming that the Interlott acquisition is consummated in August 2003, we currently estimate that net cash to be used for investing activities in fiscal 2004 for the purchase of this business and investing activities subsequent to acquisition, will be in the range of $45 million to $50 million. In addition, to complete the acquisition of Interlott, we plan to issue common shares held in treasury with an aggregate value of approximately $30 million based upon our per share price before the closing. We will also assume approximately $21 million of Interlott debt.

We expect our principal sources of liquidity to be existing cash balances, along with cash generated from operations and borrowings under our credit facility. Our credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of May 24, 2003, there were no borrowings under the credit facility. We currently expect that our cash flow from operations, existing cash balances and available borrowings under our credit facility will be sufficient for the foreseeable future to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund potential acquisitions, to pay dividends, to fund the capital requirements under our Master Contract with the Rhode Island Lottery (the "Lottery), and to repurchase shares of our common stock, from time to time, under our share repurchase programs. Not withstanding the foregoing, we may seek alternative sources of financing to fund certain of our obligations under our Master Contract with the Lottery.

Details of our contractual obligations for long-term debt and operating leases as of February 22, 2003 are as follows (in millions):

                                                           Fiscal
                         ----------------------------------------------------------------------------
                           2004       2005       2006       2007       2008    Thereafter     Total
                         --------   --------  ---------   --------   --------  -----------   -------
Long-term debt           $    7.0   $    5.6  $     5.1   $    5.8   $   95.6  $     175.0   $ 294.1
Operating leases             18.7       14.8        7.3       33.4        3.1          6.1      83.4
                         --------   --------  ---------   --------   --------  -----------   -------
Total                    $   25.7   $   20.4  $    12.4   $   39.2   $   98.7  $     181.1   $ 377.5
                         ========   ========  =========   ========   ========  ===========   =======

Operating lease payments include a $28 million residual value payment that we may be required to pay in fiscal 2007, or earlier under certain limited circumstances, related to the lease of our World Headquarters facilities.

Off-Balance Sheet Arrangements

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our World Headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. We account for the Partnership using the equity method of accounting. The following is a summary of certain unaudited financial information of the Partnership, at and for the period ended May 24, 2003, used as the basis for applying the equity method of accounting (in millions):

  May 24, 2003                      (Unaudited)
-------------------                 ----------
Earnings data:
  Net loss                          $     (0.2)
Balance sheet data:
  Assets                            $     17.7
  Liabilities                             27.6
  Partners' deficit                       (9.9)

We are currently assessing the requirements to consolidate the Partnership in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Should the Partnership require consolidation, we would be required to initially measure and record the assets, liabilities and noncontrolling interest of the Partnership at their carrying values in our consolidated financial statements. Accordingly, we would record our World Headquarters facilities owned by the Partnership as an asset, and the Partnership's debt obligation as a liability in our consolidated financial statements. We do not expect the adoption of this interpretation to have a material impact on our consolidated financial statements.

Guarantees and Indemnifications

PERFORMANCE AND OTHER BONDS

We enter into performance and other bonds related to various contracts, which generally have terms of one year. Potential payments due under these bonds are related to performance under the applicable contract. Historically, we have never made any payments under these types of bonds and we do not currently anticipate that payments will be required under the current bonds. The following table provides information related to potential commitments at May 24, 2003 (in millions):

                                    Total potential
                                      commitments
                                    ---------------
Performance bonds                   $         171.2
Financial guarantees                            8.1
All other bonds                                 9.3
                                    ---------------
                                    $         188.6
                                    ===============

LOTTERY TECHNOLOGY SERVICES INVESTMENT CORPORATION

We have a 44% interest in Lottery Technology Services Investment Corporation ("LTSIC"), which we account for using the equity method of accounting. LTSIC's wholly owned subsidiary, Lottery Technology Services Corporation ("LTSC"), provides equipment and services (which we supplied to LTSC), to the Bank of Taipei. The Bank of Taipei holds the license to operate the Taiwan Public Welfare Lottery.

At May 24, 2003, in order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, we guaranteed loans made by an unrelated commercial lender to LTSC of $5.6 million. The loans have a maturity date of January 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.

We are recognizing 56% of product sales to, and service revenue from, LTSC. The remaining 44% of product sales (and related cost) and service revenue has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is principally included in Other Liabilities in our Consolidated Balance Sheets at May 24, 2003 and February 22, 2003. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid. At May 24, 2003, deferred product gross profit and deferred service revenue totaled $4.4 million and $8.0 million, respectively.

TIMES SQUARED INCORPORATED

At May 24, 2003, we guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") of $2.4 million for which we received no monetary consideration. The guarantee expires in December 2013. Times Squared is a nonprofit corporation established for, among other things, providing secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

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

GAMING ENTERTAINMENT (DELAWARE) L.L.C.

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is a joint venture between us and Full House Resorts, Inc. ("FHRI"), which was formed to conduct gaming development activities with Harrington Raceway, Inc. ("Harrington"). Pursuant to a 1995 management agreement ("Agreement"), GED manages a casino for Harrington and in return receives a percentage of gross revenues and operating profits as defined in the Agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the Agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act. The consideration we receive in exchange for the guarantee are the equity earnings from our joint venture with FHRI.

EUROPRINT HOLDINGS LTD.

On July 1, 1998, we acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"), for a net cash purchase price of $21.6 million, including related acquisition costs. Europrint is a provider of media promotional games and IGI has pioneered the development of interactive, televised lottery games. On June 24, 2003 (after the close of our fiscal 2004 first quarter), we exercised our option to acquire the remaining 20% of the equity of Europrint for approximately $5.1 million.

Market Risk Disclosures

The primary market risk inherent in our financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. Our exposure to commodity price changes is not considered material and is managed through our procurement and sales practices. We did not own any marketable equity securities during the first quarter of fiscal 2004.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of our total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At May 24, 2003, the estimated fair value of our $95 million of fixed rate Senior Notes approximated $107.3 million (as determined by an independent investment banker). At May 24, 2003, a hypothetical 10% increase in interest rates would reduce the estimated fair value of the fixed rate Senior Notes to $105.7 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of the fixed rate Senior Notes to $108.9 million.

At May 24, 2003, the estimated fair value of our $175 million principal amount of 1.75% Convertible Debentures was $253.3 million (as determined by an independent investment banker). At May 24, 2003, a hypothetical 10% increase in interest rates would reduce the estimated fair value of the Convertible Debentures to $252.8 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of the Convertible Debentures to $253.8 million.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

We use various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. During the first quarter of fiscal 2004, we did not have any interest rate swap agreements in place.

Equity price risk

At May 24, 2003, the estimated fair value of our $175 million principal amount of 1.75% Convertible Debentures was $253.3 million (as determined by an independent investment banker). At May 24, 2003, a hypothetical 10% increase in the market price of our common stock would increase the estimated fair value of the Convertible Debentures to $271.1 million and a hypothetical 10% decrease in the market price of our common stock would reduce the estimated fair value of the Convertible Debentures to $236.5 million.

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

From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, we do not engage in foreign currency speculation. At May 24, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $10.6 million that would be recorded in the equity section of our balance sheet.

At May 24, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $1.6 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At May 24, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2004 of $6.3 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2004 first quarter anticipatory cash flows that were hedged varied throughout the quarter, but averaged 56%.

As of May 24, 2003, we had contracts for the sale of foreign currency of approximately $115.7 million (primarily Euro, pounds sterling and Czech koruna) and the purchase of foreign currency of approximately $45.1 million (primarily pounds sterling, Brazilian real and New Taiwan dollars).

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

COHEN SUIT

On August 7, 2002, we terminated without cause the employment of Howard S. Cohen, our former President and Chief Executive Officer. In March 2003, Mr. Cohen attempted to exercise options granted by us in April 2002, to purchase 450,000 shares of our common stock at a per-share exercise price of $23.30. The non-qualified stock option agreement entered into between Mr. Cohen and us respecting the April 2002 grant of options provides by its terms that, in the event that Mr. Cohen's employment was terminated without cause, options remaining exercisable must be exercised within six months from the date of termination (i.e., by February 7, 2003). Because Mr. Cohen had failed to exercise his April 2002 options within the term provided in the applicable stock option agreement, we did not permit Mr. Cohen to exercise these options. In May 2003, Mr. Cohen filed suit in Rhode Island Superior Court against us and the attorneys who had advised him in connection with the negotiation of his severance agreement, respecting his attempt to exercise the April 2002 stock options. The suit, captioned Howard S. Cohen v. GTECH Corporation, GTECH Holdings Corporation, Michael J. Tuchman, Levenfeld Pearlstein, Charlene F. Marant and Marant Enterprises Holdings LLC, alleges that: (i) we breached our agreements with Mr. Cohen in failing to allow him to exercise his April 2002 options; (ii) through fraud by us, or the mutual mistake of the parties, the April 2002 option grant does not reflect the intent of the parties, and (iii) we had a duty to advise Mr. Cohen of his mistaken belief (if such it was) as to the exercise term of the April 2002 options, and failed to so advise Mr. Cohen. Mr. Cohen also alleges that his attorneys had failed in their duty of care in misadvising him as to the correct period during which he could exercise his options, and, in addition, had practiced law in Rhode Island without a license in violation of applicable Rhode Island law. Mr. Cohen seeks damages against us and the other defendants in an amount of not less than $4,000,000, plus interest, costs and reasonable attorneys fees. With respect to us, he also seeks an order reforming the terms of the April 2002 option grant to reflect the alleged intent of the parties with respect to the post-termination exercise term, and other equitable relief. Mr. Cohen also asks for a declaratory judgment construing our 2000 Omnibus Stock Option and Long Term Incentive Plan and Mr. Cohen's employment and severance agreements, as to the relevant option exercise period. We believe that we have good defenses to the claims made by Mr. Cohen in this lawsuit and we intend to vigorously defend ourselves in these proceedings. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit.

TCU AUDIT

As previously reported, on June 5, 2003, the Federal Court of Accounts ("TCU"), the court charged with auditing agencies of the Brazilian federal government and its subdivisions, summoned us, together with several current and former employees of Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery, to appear before TCU's Brasilia court. The summons required the defendants to show cause why they should not be required to jointly pay a base amount determined by the TCU to be due of R$91,974,625.10, duly indexed for inflation and interest as of May 26, 2000 (Decision No. 692/2003). We estimate that this claim, in aggregate, is for the local currency equivalent of approximately US$57,343,359.00 at current exchange rates. The allegations underlying this summons are set forth in a report (the "Audit Report") issued by the TCU in May 2003 respecting an audit conducted by the TCU of our January 1997 contract to provide lottery goods and services to CEF (the "1997 Contract"). The 1997 Contract expired on May 26, 2000 and was replaced on the same date by a new contract which, as extended, is scheduled to terminate in May 2005 (the "2000 Contract").

The central allegation of the Audit Report is that under the 1997 Contract we were accorded certain payment increases, and we contracted to supply to CEF certain services, that were not contemplated by the procurement process respecting the 1997 Contract and that are not otherwise permitted under applicable Brazilian law. The Audit Report alleges that as a result of this, CEF overpaid us under the 1997 Contract for the period commencing in January 1997 through May 26, 2000, and that we are liable with respect to such alleged overpayments as specified above. The Audit Report further determines that TCU shall audit the 2000 Contract and any other contract between us and CEF in effect after May 26, 2000 respecting the provision by us of lottery services. Moreover, the Audit Report states that the TCU will refer the Audit Report to, among others, the Brazil Public Prosecutor's Office and the Brazil Federal Police (who, we have been advised, are conducting an investigation of CEF's public procurement activities in general).

The Audit Report does not allege that we have acted improperly, and we do not believe that we have done anything improper in connection with the 1997 Contract, 2000 Contract or any other contract with CEF.

We plan to vigorously defend ourselves against the allegations made by TCU in the Audit Report and the proceedings initiated by the TCU with respect thereto. This includes raising a preliminary defense based on the absence of due process of law, since we believe that we should have been accorded a fair chance to defend ourselves before the TCU determination was made. Because these proceedings are in their initial stages, however, it is impossible at this time for us to assess the merit of the TCU's claims, predict the outcome of the TCU proceedings, or provide an estimate of losses likely to be incurred in connection with the resolution of this matter, or its financial statement impact, if any.

CAIXA ECONOMICA FEDERAL PROCUREMENT

As previously reported, we are involved in legal proceedings with CEF respecting the CEF's plans for the operation of the National Lottery after expiration of the 2000 Contract (which replaced, on May 26, 2000, the 1997 Contract). These legal proceedings began in June 2002, at which time CEF held a public hearing to reveal that it plans, upon the termination of the 2000 Contract, to directly acquire all terminals and certain related goods and services, to lease or to otherwise directly acquire all necessary telecommunications equipment and services, and to itself perform all necessary data processing services. In June 2002, we filed before the 17th Federal Lower Court of Brasilia, a lawsuit captioned "Atentado", in which we allege that CEF's proposed procurement process violates said Court's judgment obtained by us in March 2001, pursuant to which, in the context of a prior Request For Proposals proposed by CEF in 2000 (the "Year 2000 RFP"), we had obtained a writ (the "Writ") permitting us to submit an integrated bid for all goods and services to be required under the successor to the 2000 Contract.

Among the legal proceedings that followed:

- In September 2002, a judge sitting on the Federal Higher Court of Brasilia vacated the Writ, without judgment on the merits, in light of the cancellation by CEF of the Year 2000 RFP (which was the object of the Writ), thereby permitting CEF to proceed with its proposed procurement process by publishing four Requests For Proposals (the "Four RFP Procurement").

- In October 2002, we filed an interlocutory appeal to the Federal Higher Court of Brasilia (which was possible because the decision to vacate the Writ was made by a single judge and not by a panel), and this appeal currently remains pending.

- In addition to the interlocutory appeal, we filed also in October 2002, a Preventive Claim ("Preventive Claim") with the Superior Court of Justice (the court of appeal for decisions of the Federal Higher Courts) in order to suspend the effects of the September 2002 action of the Federal Higher Courts to vacate the Writ.

- The Superior Court of Justice subsequently granted us relief with respect to our Preventive Claim, and thus the Four RFP Procurement had remained suspended.

- In October 2002, in an effort to obtain legal support to proceed with the Four RFP Procurement, CEF filed an interlocutory appeal to the Superior Court of Justice with respect to our Preventive Claim.

In June 2003, the interlocutory appeal filed by CEF in October 2002 was decided in favor of CEF, thus permitting CEF to continue with the Four RFP Procurement. This June 2003 decision is, however, not a decision on the merits of our October 2002 interlocutory appeal to the Federal Higher Court of Brasilia, which remains outstanding. If we prevail in this interlocutory appeal, the Four RFP Procurement would once again be suspended or cancelled.

Nevertheless, we believe that the June 2003 decision may indicate that we are unlikely ultimately to prevail in our challenge to CEF's plans for a procurement process contemplating multiple vendors supplying lottery goods and services to CEF after termination of the 2000 Contract in May 2005. If CEF proceeds with the Four RFP Procurement, and we are ultimately unsuccessful in our efforts to be allowed to submit a single integrated bid for all goods and services required under the successor to the 2000 Contract, it is likely that our revenues with respect to any successor contract awarded to us by CEF will be materially less than revenues earned by us under the 2000 Contract. Moreover, while we will be the incumbent vendor with respect to this procurement by CEF, there can be no assurance that we will be selected by CEF to supply goods and services after termination of the 2000 Contract in May 2005.

For additional information respecting the Caixa Economica Federal Procurement litigation and certain other legal proceedings, refer to Part I, Item 3 - "Legal Proceedings" and Note 11 to the Consolidated Financial Statements, in our fiscal 2003 Annual Report on Form 10-K, as amended.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The exhibits to this report are as follows:

         10.1     The Company's Senior Staff Officer Stock Ownership Plan

         10.2 Master Contract, dated as of May 12, 2003, by and between the Company and the Rhode Island Lottery

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

         (i) We filed a report on Form 8-K on February 28, 2003 incorporating by reference a press release we issued on February 28, 2003 announcing we had entered into an agreement to purchase a controlling equity position in PolCard S.A.

         (ii) We filed a report on Form 8-K on March 17, 2003 announcing that we entered into an Agreement and Plan of Merger dated as of March 17, 2003 between our Company, Bengal Acquisition Co. and Interlott Technologies, Inc., whereby Interlott will become a wholly-owned subsidiary of our Company. The following exhibits were filed with the report:

                  - Exhibit 2.1 - Agreement and Plan of Merger dated as of March 17, 2003, among GTECH Holdings Corporation, Bengal Acquisition Co. and Interlott Technologies, Inc.

                  - Exhibit 2.2 - Stockholder Voting and Option Agreement dated as of March 17, 2003, among GTECH Holdings Corporation, Bengal Acquisition Co. and L. Rogers Wells, Jr.

                  -      Exhibit 99.1 - Press Release dated March 17, 2003

         (iii) We filed a report on Form 8-K on April 10, 2003 incorporating by reference a press release we issued on April 10, 2003 announcing our fiscal 2003 fourth quarter and year-end results. In addition, we incorporated by reference the transcript from our fiscal 2003 fourth quarter and year-end earnings conference call held on April 10, 2003.

         (iv) We filed a report on Form 8-K/A on April 21, 2003 which amended the Form 8-K we filed on April 10, 2003 to correct the transposition of certain numbers in our fiscal year Consolidated Income Statements included in the Form 8-K filed on April 10, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GTECH HOLDINGS CORPORATION

Date: July 3, 2003              By /s/ Jaymin B. Patel
                                   ---------------------------------------------
                                Jaymin B. Patel, Senior Vice President and Chief
                                Financial Officer (Principal Financial Officer)

Date: July 3, 2003              By /s/ Robert J. Plourde
                                   ---------------------------------------------
                                Robert J. Plourde, Vice President and Corporate
                                Controller (Principal Accounting Officer)

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

                                       GTECH HOLDINGS CORPORATION

Date: July 3, 2003                     By /s/ W. Bruce Turner
                                          -----------------------------------
                                       W. Bruce Turner
                                       President and Chief Executive Officer

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

                                    GTECH HOLDINGS CORPORATION

Date: July 3, 2003                  By /s/ Jaymin B. Patel
                                    -------------------------------------------
                                    Jaymin B. Patel, Senior Vice President and
                                    Chief Financial Officer