Form 10-Q
period 2003-08-23
GTECH HOLDINGS CORP
filed 2003-10-01
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 23, 2003

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

Yes [X] No [ ]

At September 29, 2003, there were 58,952,267 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                                     3

          Consolidated Income Statements                                                4-5

          Consolidated Statements of Cash Flows                                           6

          Consolidated Statements of Shareholders' Equity                                 7

          Notes to Consolidated Financial Statements                                   8-25

Item 2.   Management's Discussion and Analysis of Financial Condition                 26-42
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                     43

Item 4.   Controls and Procedures                                                        43

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                              44

Item 4.   Submission of Matters to a Vote of Security Holders                            45

Item 6.   Exhibits and Reports on Form 8-K                                               46

SIGNATURES                                                                               47

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                           (Unaudited)
                                                                                            August 23,    February 22,
                                                                                              2003           2003
                                                                                           -----------    ------------
                                                                                             (Dollars in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $    94,322    $   116,174
   Trade accounts receivable, net                                                              106,564        107,666
   Sales-type lease receivables                                                                  4,213          4,400
   Inventories                                                                                  57,448         72,287
   Deferred income taxes                                                                        29,410         29,410
   Other current assets                                                                         28,849         18,660
                                                                                           -----------    -----------
                   TOTAL CURRENT ASSETS                                                        320,806        348,597

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                                 504,348        410,911

GOODWILL, net                                                                                  146,995        115,498

OTHER ASSETS                                                                                    97,862         79,189
                                                                                           -----------    -----------
                   TOTAL ASSETS                                                            $ 1,070,011    $   954,195
                                                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                        $    63,375    $    74,042
   Accrued expenses                                                                             53,565         51,200
   Employee compensation                                                                        28,335         37,494
   Advance payments from customers                                                              62,508         52,442
   Deferred revenue and advance billings                                                        12,654         17,264
   Income taxes payable                                                                         50,118         54,043
   Taxes other than income taxes                                                                25,262         16,020
   Short term borrowings                                                                         2,219          2,616
   Current portion of long-term debt                                                             8,813          6,992
                                                                                           -----------    -----------
                   TOTAL CURRENT LIABILITIES                                                   306,849        312,113

LONG-TERM DEBT, less current portion                                                           286,595        287,088

OTHER LIABILITIES                                                                               42,942         39,428

COMMITMENTS AND CONTINGENCIES                                                                        -              -

SHAREHOLDERS' EQUITY:
   Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued             -              -
   Common Stock, par value $.01 per share - 150,000,000 shares authorized,
      92,296,404 and 92,296,404 shares issued; 58,235,704 and 56,638,331 shares
      outstanding at August 23, 2003 and February 22, 2003, respectively                           923            923
   Additional paid-in capital                                                                  245,962        235,266
   Accumulated other comprehensive loss                                                        (91,433)       (95,488)
   Retained earnings                                                                           765,230        684,653
                                                                                           -----------    -----------
                                                                                               920,682        825,354
   Less cost of 34,060,700 and 35,658,073 shares in treasury at
      August 23, 2003 and February 22, 2003, respectively                                     (487,057)      (509,788)
                                                                                           -----------    -----------
                                                                                               433,625        315,566
                                                                                           -----------    -----------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 1,070,011    $   954,195
                                                                                           ===========    ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                             (Unaudited)
                                                         Three Months Ended
                                                     --------------------------
                                                      August 23,     August 24,
                                                        2003           2002
                                                     -----------    -----------
                                                       (Dollars in thousands,
                                                      except per share amounts)
Revenues:
   Services                                          $   238,019    $   211,600
   Sales of products                                      39,228          9,358
                                                     -----------    -----------
                                                         277,247        220,958
Costs and expenses:
   Costs of services                                     132,805        126,942
   Costs of sales                                         28,810          4,109
                                                     -----------    -----------
                                                         161,615        131,051
                                                     -----------    -----------

Gross profit                                             115,632         89,907

Selling, general and administrative                       27,051         22,901
Research and development                                  14,106          7,170
                                                     -----------    -----------
   Operating expenses                                     41,157         30,071
                                                     -----------    -----------

Operating income                                          74,475         59,836

Other income (expense):
   Interest income                                         1,021            977
   Equity in earnings of unconsolidated affiliates         2,691          1,261
   Other income                                              465          2,269
   Interest expense                                       (1,705)        (2,718)
                                                     -----------    -----------
                                                           2,472          1,789
                                                     -----------    -----------

Income before income taxes                                76,947         61,625

Income taxes                                              28,471         23,418
                                                     -----------    -----------

Net income                                           $    48,476    $    38,207
                                                     ===========    ===========

Basic earnings per share                             $      0.84    $      0.67
                                                     ===========    ===========

Diluted earnings per share                           $      0.74    $      0.66
                                                     ===========    ===========

Weighted average shares outstanding - basic               57,918         57,225
                                                     ===========    ===========

Weighted average shares outstanding - diluted             65,908         58,299
                                                     ===========    ===========

Dividends per share - common stock                   $      0.17    $         -
                                                     ===========    ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                          (Unaudited)
                                                        Six Months Ended
                                                    -------------------------
                                                    August 23,    August 24,
                                                       2003         2002
                                                    ----------   ------------
                                                      (Dollars in thousands,
                                                    except per share amounts)
Revenues:
   Services                                          $461,557    $   435,335
   Sales of products                                   55,275         17,035
                                                     --------    -----------
                                                      516,832        452,370
Costs and expenses:
   Costs of services                                  259,602        273,877
   Costs of sales                                      37,439         10,356
                                                     --------    -----------
                                                      297,041        284,233
                                                     --------    -----------

Gross profit                                          219,791        168,137

Selling, general and administrative                    51,331         45,810
Research and development                               28,496         13,672
                                                     --------    -----------
   Operating expenses                                  79,827         59,482
                                                     --------    -----------

Operating income                                      139,964        108,655

Other income (expense):
   Interest income                                      2,209          1,819
   Equity in earnings of unconsolidated affiliates      4,620          1,957
   Other income (expense)                                (715)         1,678
   Interest expense                                    (4,011)        (5,643)
                                                     --------    -----------
                                                        2,103           (189)
                                                     --------    -----------

Income before income taxes                            142,067        108,466

Income taxes                                           52,565         41,218
                                                     --------    -----------
Net income                                           $ 89,502    $    67,248
                                                     ========    ===========

Basic earnings per share                             $   1.56    $      1.17
                                                     ========    ===========

Diluted earnings per share                           $   1.43    $      1.14
                                                     ========    ===========

Weighted average shares outstanding - basic            57,413         57,387
                                                     ========    ===========

Weighted average shares outstanding - diluted          62,994         58,763
                                                     ========    ===========

Dividends per share - common stock                   $   0.17    $         -
                                                     ========    ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                        (Unaudited)
                                                                                      Six Months Ended
                                                                                   -----------------------
                                                                                   August 23,   August 24,
                                                                                     2003         2002
                                                                                   ----------   ----------
                                                                                   (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                         $  89,502    $  67,248
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation                                                                    51,924       66,619
      Intangibles amortization                                                         1,762        3,369
      Tax benefit related to stock award plans                                        10,696        7,299
      Equity in earnings of unconsolidated affiliates, net of dividends received        (289)         653
      Other                                                                            3,748        3,731
      Changes in operating assets and liabilities:
         Trade accounts receivable                                                     9,769        8,490
         Inventories                                                                  14,839      (12,780)
         Other assets and liabilities                                                (11,497)      55,024
                                                                                   ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            170,454      199,653

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts              (143,774)     (88,395)
Acquisitions (net of cash acquired)                                                  (41,023)           -
License fee                                                                          (12,500)           -
Investments in and advances to unconsolidated subsidiaries                            (1,185)           -
Other                                                                                 (6,285)      (2,950)
                                                                                   ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES                                              (204,767)     (91,345)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                           1,409            -
Principal payments on long-term debt                                                  (2,146)      (3,616)
Purchases of treasury stock                                                                -      (42,453)
Proceeds from stock options                                                           21,101       14,331
Dividends paid                                                                        (9,883)           -
Other                                                                                   (484)       1,504
                                                                                   ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                   9,997      (30,234)

Effect of exchange rate changes on cash                                                2,464        1,737
                                                                                   ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                                    (21,852)      79,811

Cash and cash equivalents at beginning of period                                     116,174       35,095
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  94,322    $ 114,906
                                                                                   =========    =========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                   Accumulated
                                                                                    Additional        Other
                                                        Outstanding     Common       Paid-in      Comprehensive
                                                           Shares        Stock       Capital      Income (Loss)
                                                        -----------    ---------    -----------   -------------
                                                                       (Dollars in thousands)
Balance at February 22, 2003                             56,638,331    $     923    $   235,266   $    (95,488)

Comprehensive income:
   Net income                                                     -            -              -              -
   Other comprehensive income (loss), net of tax:
      Foreign currency translation                                -            -              -          5,104
      Unrecognized net loss on derivative instruments             -            -              -         (1,048)
      Unrealized loss on investments                              -            -              -             (1)

Comprehensive income
Cash dividends on common stock ($0.17 per share)                  -            -              -              -
Shares issued under employee stock purchase
   and stock award plans                                    139,197            -              -              -
Shares issued upon exercise of stock options              1,458,176            -              -              -
Tax benefits related to stock award plans                         -            -         10,696              -
                                                         ----------    ---------    -----------    -----------
Balance at August 23, 2003                               58,235,704    $     923    $   245,962    $   (91,433)
                                                         ==========    =========    ===========    ===========

                                                            Retained         Treasury
                                                            Earnings           Stock            Total
                                                          -----------      ------------       ----------
                                                                       (Dollars in thousands)
Balance at February 22, 2003                              $   684,653      $   (509,788)      $  315,566

Comprehensive income:
   Net income                                                  89,502                 -           89,502
   Other comprehensive income (loss), net of tax:
      Foreign currency translation                                  -                 -            5,104
      Unrecognized net loss on derivative instruments               -                 -           (1,048)
      Unrealized loss on investments                                -                 -               (1)
                                                                                              ----------
Comprehensive income                                                                              93,557
Cash dividends on common stock ($0.17 per share)               (9,956)                -           (9,956)
Shares issued under employee stock purchase
   and stock award plans                                          681             1,980            2,661
Shares issued upon exercise of stock options                      350            20,751           21,101
Tax benefits related to stock award plans                           -                 -           10,696
                                                          -----------      ------------      -----------
Balance at August 23, 2003                                $   765,230      $   (487,057)     $   433,625
                                                          ===========      ============      ===========

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Holdings, the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 23, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 28, 2004. The balance sheet at February 22, 2003 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2003 Annual Report on Form 10-K, as amended.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

STOCK-BASED COMPENSATION PLANS

We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for our stock-based compensation plans and we have elected to continue to use the intrinsic value-based method to account for stock option grants. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of Statement of Financial Accounting Standards No. 123. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock.

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

                                                            Three Months Ended            Six Months Ended
                                                        --------------------------  --------------------------
                                                         August 23,    August 24,    August 23,     August 24,
                                                           2003           2002          2003           2002
                                                        ------------  ------------  ------------   -----------
                                                                  (Dollars and shares in thousands,
                                                                      except per share amounts)
Net income, as reported                                 $     48,476  $     38,207  $     89,502   $    67,248
Deduct: Total stock-based compensation expense
    determined under the fair value method for all
    awards, net of related tax effects                        (1,432)       (1,752)       (2,909)       (3,431)
                                                        ------------  ------------  ------------   -----------
Pro forma net income                                    $     47,044  $     36,455  $     86,593   $    63,817
                                                        ============  ============  ============   ===========

Basic earnings per share:
    As reported                                         $        .84  $        .67  $       1.56   $      1.17
    Pro forma                                                    .81           .64          1.51          1.11
Diluted earnings per share:
    As reported                                         $        .74  $        .66  $       1.43   $      1.14
    Pro forma                                                    .72           .63          1.39          1.09

NOTE 2 - BUSINESS ACQUISITIONS

POLCARD S.A.

On May 28, 2003, we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the largest debit and credit card merchant transaction acquirer and processor in Poland. At August 23, 2003, PolCard's outstanding equity was owned 66.5% by us, 33.2% by two funds managed by Innova Capital Sp. zo.o ("Innova"), a Warsaw-based private equity investment advisor, and 0.3% by the Polish Bank Association, one of PolCard's previous owners. In September 2003 (after the close of our fiscal 2004 second quarter), Innova exercised its rights under an option agreement to purchase from us, 3.7% of PolCard's equity for a purchase price of $2.3 million. Following the exercise of this right, we now own 62.8% of PolCard's outstanding equity, while the two funds managed by Innova own, in aggregate, 36.9% of PolCard's outstanding equity. The Polish Bank Association continues to own 0.3% of the outstanding equity of PolCard. We have a fair value option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value, during the period commencing approximately four and ending approximately six years after closing.

EUROPRINT HOLDINGS LTD.

On June 24, 2003, we exercised our option to acquire the remaining 20% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"), for approximately $5.1 million. We acquired the initial 80% of the equity of Europrint in fiscal 1999 for a net cash purchase price of $21.6 million, including related acquisition costs. Europrint is a provider of media promotional games and IGI has pioneered the development of interactive, televised lottery games.

INTERLOTT TECHNOLOGIES, INC.

On September 18, 2003 (after the close of our fiscal 2004 second quarter), we completed the acquisition of Interlott Technologies, Inc. ("Interlott"), a provider of instant ticket vending machines for the worldwide lottery industry. Interlott shareholders were given the opportunity to elect to receive either $9.00 per share in cash or a number of shares of Holdings common stock having a value of $9.00, or a combination of both, subject to adjustment so that the aggregate consideration we paid was 48.5% in cash and 51.5% in Holdings common stock. The final exchange ratio of 0.2156 shares of Holdings common stock for every share of Interlott common stock was determined based on the average closing price of $41.74 for Holdings common stock, for the 20 trading day period commencing August 14, 2003 through September 11, 2003. The aggregate purchase price, including assumed debt, was $86.4 million as follows:

                                                                               Aggregate
                                                                             purchase price
                                                                             --------------
                                                                              (in millions)
Cash ($9.00 per share of Interlott common stock)                             $          28.2
Cash payment to cancel outstanding stock options relating to Interlott
  common stock                                                                           5.7
                                                                             ---------------
    Cash purchase price                                                      $          33.9
Issuance of approximately 717,000 shares of Holdings common stock                       30.0
                                                                             ---------------
    Total aggregate purchase price                                           $          63.9
Cash payment to settle Interlott debt                                                   22.5
                                                                             ---------------
                                                                             $          86.4
                                                                             ===============

All conditions to the closing of the acquisition were satisfied, including obtaining the approval of the transaction by Interlott shareholders, securing necessary regulatory consents, and satisfying certain other closing conditions. Approval of this transaction by our shareholders was not required.

The PolCard, Europrint and Interlott acquisitions are individually and in the aggregate, not material to our consolidated financial statements and accordingly, pro forma financial information has not been presented.

NOTE 3 - INVENTORIES

                                    August 23,        February 22,
                                       2003               2003
                               ------------------  -----------------
                                       (Dollars in thousands)
Inventories consist of:
       Raw materials           $            5,184  $          14,133
       Work in progress                    47,479             54,855
       Finished goods                       4,785              3,299
                               ------------------  -----------------
                               $           57,448  $          72,287
                               ==================  =================

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts. Work in progress at August 23, 2003 and February 22, 2003, includes approximately $42.1 million and $51.3 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $62.5 million and $52.4 million at August 23, 2003 and February 22, 2003, respectively.

NOTE 4 - LICENSE FEE

In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. This license fee has been capitalized, is included in Other Assets in our Consolidated Balance Sheet at August 23, 2003, and will be amortized as a reduction in service revenue on a straight-line basis over the 20-year term of the Master Contract. The Master Contract is part of a comprehensive economic development package that provides incentives for us to keep our world corporate headquarters and manufacturing operations in Rhode Island. One such incentive is a tax stabilization agreement that we entered into in July 2003 with the City of Providence ("the City"), whereby the City agreed to stabilize the real estate and personal property taxes payable in connection with our new world corporate headquarters facility in the City and the personal property associated with such facility for 20 years. We also agreed to complete and occupy the facility by December 31, 2006, employ 500 employees at the facility by 2009, and we made certain commitments regarding our employment, purchasing and education activities in the City.

NOTE 5 - PRODUCT WARRANTIES

We offer a product warranty on all of our manufactured products (primarily terminals and related peripherals) sold to our customers. Although we do not have a standard product warranty, our typical warranty provides that we will repair or replace defective products for a period of time (usually a minimum of 90 days) from the date revenue is recognized or from the date a product is delivered and tested. We estimate product warranty costs that we expect to incur during the warranty period and we record a charge to costs of sales for the estimated warranty cost at the time the product sale is recorded. In determining the appropriate warranty provision, consideration is given to historical warranty cost information, the status of the terminal model in its life cycle and current terminal performance. We periodically assess the adequacy of our product warranty reserves and adjust them as necessary in the period when the information necessary to make the adjustment becomes available.

We typically do not provide a product warranty on purchased products sold to our customers but attempt to pass the manufacturer's warranty, if any, on to them.

A summary of product warranty activity, which is included in Accrued Expenses in our Consolidated Balance Sheets, is as follows:

                                                       August 23,
                                                         2003
                                                  ------------------
                                                (Dollars in thousands)
Balance at beginning of fiscal period             $              437
Additional reserves                                              291
Charges incurred                                                 (40)
                                                  ------------------
Balance at end of fiscal period                   $              688
                                                  ==================

NOTE 6 - LONG-TERM DEBT

                                                       August 23,        February 22,
                                                          2003               2003
                                                   ------------------  -----------------
                                                           (Dollars in thousands)
Long-term debt consists of:
       1.75% Convertible Debentures due 2021       $          175,000  $         175,000
       7.87% Series B Senior Notes due 2007                    95,000             95,000
       Interest rate swaps                                     12,992             14,721
       Other                                                   12,416              9,359
                                                   ------------------  -----------------
                                                              295,408            294,080
       Less current portion                                     8,813              6,992
                                                   ------------------  -----------------
                                                   $          286,595  $         287,088
                                                   ==================  =================

We have an unsecured revolving credit facility of $300 million expiring in June 2006 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at August 23, 2003 or February 22, 2003. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of August 23, 2003, there was $290.3 million available for borrowing under the Credit Facility, after considering $9.7 million of letters of credit issued and outstanding.

On August 7, 2003, we launched an offer to purchase up to $55 million of our 7.87% Series B Senior Notes due 2007 (the "Senior Notes"). The offer expired on August 27, 2003. In September 2003, after the close of our fiscal 2004 second quarter, we repurchased $5.0 million of the Senior Notes. The Senior Notes are unsecured and are guaranteed by Holdings and certain of our subsidiaries and interest on each series is payable semi-annually in arrears on May 15 and November 15 of each year.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

NOTE 8 - GUARANTEES AND INDEMNIFICATIONS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if the events set forth in the bond occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at August 23, 2003:

                                    Total potential
                                      commitments
                                    ---------------
                                     (in thousands)
Performance bonds                   $       176,672
Financial guarantees                          7,571
All other bonds                               8,285
                                    ---------------
                                    $       192,528
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

In order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, at August 23, 2003, we guaranteed $5.2 million principal amount of loans made by an unrelated commercial lender to LTSC. The loans have a maturity date of January 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.

We are recognizing 56% of our product sales to, and service revenue from, LTSC. The remaining 44% of product sales (and related cost) and service revenue, has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is principally included in Other Liabilities in our Consolidated Balance Sheets at August 23, 2003 and February 22, 2003. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid. At August 23, 2003, deferred product gross profit and deferred service revenue totaled $4.1 million and $6.7 million, respectively.

TIMES SQUARED INCORPORATED

We guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") for which we received no monetary consideration. The amount outstanding under the lease at August 23, 2003, was $2.4 million. Our guarantee expires in December 2013. Times Squared is a nonprofit corporation established to provide, among other things, secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

LOTTERY TECHNOLOGY ENTERPRISES

We have a 1% interest in Lottery Technology Enterprises ("LTE"), a joint venture between us and District Enterprise for Lottery Technology Applications of Washington, D.C. The joint venture agreement terminates on December 31, 2012. LTE holds a 10-year contract (which expires in November 2009) with the District of Columbia Lottery and Charitable Games Control Board. Under Washington, D.C. law, by virtue of our 1% interest in LTE, we are jointly and severally liable, with the other partner, for the acts of the joint venture.

GAMING ENTERTAINMENT (DELAWARE) L.L.C.

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is a joint venture between us and a subsidiary of Full House Resorts, Inc. ("FHRI"). Pursuant to a 1995 management agreement ("Agreement"), GED manages a casino for Harrington Raceway, Inc. ("Harrington") and in return receives a percentage of gross revenues and operating profits as defined in the Agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the Agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act. The consideration we receive in exchange for the guarantee are the equity earnings from our joint venture with FHRI.

NOTE 9 -- COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                Three Months Ended           Six Months Ended
                                                            --------------------------   -------------------------
                                                             August 23,    August 24,     August 23,    August 24,
                                                                2003          2002           2003         2002
                                                            ------------  ------------   -----------   -----------
                                                                            (Dollars in thousands)
Net income                                                  $     48,476  $     38,207   $    89,502   $    67,248

Other comprehensive income (loss), net of tax
  Foreign currency translation                                    (4,113)       (8,448)        5,104        (5,907)
  Unrecognized net gain (loss) on derivative
    instruments                                                    4,000          (597)       (1,048)       (1,272)
  Unrealized loss on investments                                      (1)            -            (1)          (72)
                                                            ------------  ------------   -----------   -----------
Comprehensive income                                        $     48,362  $     29,162   $    93,557   $    59,997
                                                            ============  ============   ===========   ===========

NOTE 10 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                                                Three Months Ended           Six Months Ended
                                                            --------------------------  --------------------------
                                                             August 23,    August 24,    August 23,     August 24,
                                                                2003          2002          2003          2002
                                                            ------------  ------------  ------------   -----------
                                                                      (Dollars and shares in thousands,
                                                                          except per share amounts)
Numerator:
  Net income (Numerator for basic earnings per share)       $     48,476  $     38,207  $     89,502   $    67,248

  Effect of dilutive securities:
   Interest expense on 1.75% Convertible Debentures                  517             -           662             -
                                                            ------------  ------------  ------------   -----------
     Numerator for diluted earnings per share               $     48,993  $     38,207  $     90,164   $    67,248
                                                            ============  ============  ============   ===========

Denominator:
  Denominator for basic earnings per share - weighted-
   average shares                                                 57,918        57,225        57,413        57,387

  Effect of dilutive securities:
   1.75% Convertible Debentures                                    6,364             -         3,951             -
   Employee stock options                                          1,484           981         1,526         1,269
   Unvested restricted and stock bonus discount shares               142            93           104           107
                                                            ------------  ------------  ------------   -----------
     Dilutive potential common shares                              7,990         1,074         5,581         1,376

  Denominator for diluted earnings per share - adjusted
    weighted-average shares and assumed conversions               65,908        58,299        62,994        58,763
                                                            ============  ============  ============   ===========

Basic earnings per share                                    $        .84  $        .67  $       1.56   $      1.17
                                                            ============  ============  ============   ===========

Diluted earnings per share                                  $        .74  $        .66  $       1.43   $      1.14
                                                            ============  ============  ============   ===========

Our 1.75% Convertible Debentures ("Debentures") are convertible at the option of the holder into shares of our common stock at an initial conversion rate of
36.3636 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $27.50 per share. The Debentures become convertible when, among other circumstances, the closing price of our common stock is more than 120% of the conversion price (approximately $33 per share) for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 6.4 million shares issuable upon the conversion of the Debentures.

The Debentures were convertible for all 63 trading days in the quarter ended August 23, 2003, and all 6.4 million shares were included in the computation of diluted earnings per share. For the quarter ended August 24, 2002, none of the
6.4 million shares were included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

The Debentures were convertible for 80 out of 127 trading days during the six month period ended August 23, 2003, and approximately 4 million shares were included in the computation of diluted earnings per share. For the six months ended August 24, 2002, none of the 6.4 million shares were included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

NOTE 11 - INCOME TAXES

Our effective income tax rate is greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the company's related parties in that same entity as its own interests. FIN 46 applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 would be applied in the fiscal quarter beginning after June 15, 2003 (our third quarter of fiscal
2004). However, on September 19, 2003, the FASB issued proposed Staff Position ("FSP") No. FIN 46-e, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, for Certain Interests Held by a Public Entity", for public comment. Under the proposed FSP, we would not need to apply the provisions of FIN 46 to interests held in a variable interest entity ("VIE"), or potential VIE, until our fiscal 2004 fourth quarter, if certain conditions are met.

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. We currently account for the Partnership using the equity method of accounting. The FSP described above does not apply to the Partnership. As a result, beginning in the third quarter of fiscal 2004, which began on August 24, 2003, we will consolidate the Partnership in accordance with FIN 46. Accordingly, we will record our world headquarters facilities owned by the Partnership as an asset, and the Partnership's debt obligation as a liability in our consolidated financial statements. We expect the adoption of this interpretation to increase balance sheet assets and liabilities in the range of $27 million to $30 million and to result in a one-time, non-cash, pre-tax gain in the range of $4 million to $5 million, or $0.05 per diluted share, that will be recorded in Other Income in our consolidated financial statements. The pre-tax gain will be recorded in Other Income and not as a cumulative-effect adjustment because the gain is not material to our consolidated financial statements.

We have certain investments for which the applicability of FIN 46 has not yet been determined. The adoption of FIN 46's provisions, if applicable to such investments, is not expected to have a material impact on our financial statements. Pursuant to the proposed FSP noted above, if applicable, we would not be required to apply FIN 46 to these investments until our fiscal 2004 fourth quarter.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect this statement to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our third quarter of fiscal 2004). We do not expect this statement to have a material impact on our consolidated financial statements.

NOTE 13 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

NOTE 13 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Balance Sheets
August 23, 2003

                                                 Parent        Guarantor      Non-Guarantor    Eliminating
                                                Company      Subsidiaries     Subsidiaries       Entries      Consolidated
                                            ---------------  -------------   ---------------  -------------  --------------
                                                                          (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                $             -  $      52,443   $        41,879  $           -  $       94,322
   Trade accounts receivable, net                         -         68,400            38,164              -         106,564
   Due from subsidiaries and
     affiliates                                           -         48,005                 -        (48,005)              -
   Sales-type lease receivables                           -          1,074             3,139              -           4,213
   Inventories                                            -         43,144            19,665         (5,361)         57,448
   Deferred income taxes                                  -         25,599             3,811              -          29,410
   Other current assets                                   -         13,029            15,820              -          28,849
                                            ---------------  -------------   ---------------  -------------  --------------
     Total Current Assets                                 -        251,694           122,478        (53,366)        320,806

Systems, Equipment and Other
   Assets Relating to Contracts, net                      -        430,856            78,409         (4,917)        504,348
Investment in Subsidiaries and
   Affiliates                                       433,625        134,981                 -       (568,606)              -
Goodwill, net                                             -         70,605            76,390              -         146,995
Other Assets                                              -         65,321            32,541              -          97,862
                                            ---------------  -------------   ---------------  -------------  --------------
     Total Assets                           $       433,625  $     953,457   $       309,818  $    (626,889) $    1,070,011
                                            ===============  =============   ===============  =============  ==============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                         $             -  $      40,750   $        22,625  $           -  $       63,375
   Due to subsidiaries and affiliates                     -              -            48,005        (48,005)              -
   Accrued expenses                                       -         33,910            19,655              -          53,565
   Employee compensation                                  -         23,293             5,042              -          28,335
   Advance payments from
     customers                                            -         36,534            25,974              -          62,508
   Deferred revenue and advance
     billings                                             -          9,906             2,748              -          12,654
   Income taxes payable                                   -         45,874             4,244              -          50,118
   Taxes other than income tax                            -         11,786            13,476              -          25,262
   Short term borrowings                                  -              -             2,219              -           2,219
   Current portion of long-term debt                      -          3,524             5,289              -           8,813
                                             --------------  -------------   ---------------  -------------  --------------
     Total Current Liabilities                            -        205,577           149,277        (48,005)        306,849

Long-Term Debt, less current
   portion                                                -        279,468             7,127              -         286,595
Other Liabilities                                         -         24,509            18,433              -          42,942
Shareholders' Equity                                433,625        443,903           134,981       (578,884)        433,625
                                            ---------------  -------------   ---------------  -------------  --------------
     Total Liabilities and
       Shareholders' Equity                 $       433,625  $     953,457   $       309,818  $    (626,889) $    1,070,011
                                            ===============  =============   ===============  =============  ==============

NOTE 13 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended August 23, 2003

                                                Parent         Guarantor      Non-Guarantor    Eliminating
                                                Company       Subsidiaries    Subsidiaries       Entries      Consolidated
                                            ---------------  -------------   ---------------  -------------  --------------
                                                                          (Dollars in thousands)
Revenues:
   Services                                 $             -  $     172,895   $        65,124  $           -  $      238,019
   Sales of products                                      -          8,469            30,759              -          39,228
   Intercompany sales and fees                            -         18,495            11,628        (30,123)              -
                                            ---------------  -------------   ---------------  -------------  --------------
                                                          -        199,859           107,511        (30,123)        277,247
Costs and expenses:
   Costs of services                                      -         92,010            41,796         (1,001)        132,805
   Costs of sales                                         -          3,694            25,150            (34)         28,810
   Intercompany cost of sales
     and fees                                             -         38,634             3,906        (42,540)              -
                                            ---------------  -------------   ---------------  -------------  --------------
                                                          -        134,338            70,852        (43,575)        161,615
                                            ---------------  -------------   ---------------  -------------  --------------

Gross profit                                              -         65,521            36,659         13,452         115,632

Selling, general and administrative                       -         17,653             9,398              -          27,051
Research and development                                  -          9,131             4,975              -          14,106
                                            ---------------  -------------   ---------------  -------------  --------------
     Operating expenses                                   -         26,784            14,373              -          41,157
                                            ---------------  -------------   ---------------  -------------  --------------

Operating income                                          -         38,737            22,286         13,452          74,475

Other income (expense):
     Interest income                                      -            201               820              -           1,021
     Equity in earnings of
       unconsolidated affiliates                          -          1,381             1,310              -           2,691
     Equity in earnings of
       consolidated affiliates                       48,476         15,035                 -        (63,511)              -
     Other income (expense)                               -            711              (246)             -             465
     Interest expense                                     -         (1,399)             (306)             -          (1,705)
                                            ---------------  -------------   --------------- --------------  --------------

Income before income taxes                           48,476         54,666            23,864        (50,059)         76,947

Income taxes                                              -         20,226             8,829           (584)         28,471
                                            ---------------  -------------   ---------------  -------------  --------------

Net income                                  $        48,476  $      34,440   $        15,035  $     (49,475) $       48,476
                                            ===============  =============   ===============  =============  ==============

NOTE 13 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Six Months Ended August 23, 2003

                                         Parent        Guarantor      Non-Guarantor    Eliminating
                                        Company       Subsidiaries    Subsidiaries       Entries      Consolidated
                                     --------------  -------------   ---------------  -------------   ------------
                                                                 (Dollars in thousands)
Revenues:
   Services                          $            -  $     339,198   $       122,359  $           -  $      461,557
   Sales of products                              -         20,085            35,190              -          55,275
   Intercompany sales and fees                    -         45,342            21,933        (67,275)              -
                                     --------------  -------------   ---------------  -------------  --------------
                                                  -        404,625           179,482        (67,275)        516,832
Costs and expenses:
   Costs of services                              -        182,031            79,618         (2,047)        259,602
   Costs of sales                                 -          9,981            27,512            (54)         37,439
   Intercompany cost of sales
     and fees                                     -         54,604             8,552        (63,156)              -
                                     --------------  -------------   ---------------  -------------  --------------
                                                  -        246,616           115,682        (65,257)        297,041
                                     --------------  -------------   ---------------  -------------  --------------

Gross profit                                      -        158,009            63,800         (2,018)        219,791

Selling, general and administrative               -         35,686            15,645              -          51,331
Research and development                          -         19,815             8,681              -          28,496
                                     --------------  -------------   ---------------  -------------  --------------
     Operating expenses                           -         55,501            24,326              -          79,827
                                     --------------  -------------   ---------------  -------------  --------------

Operating income                                  -        102,508            39,474         (2,018)        139,964

Other income (expense):
     Interest income                              -            560             1,649              -           2,209
     Equity in earnings of
       unconsolidated affiliates                  -          2,571             2,049              -           4,620
     Equity in earnings of
       consolidated affiliates               89,502         24,513                 -       (114,015)              -
     Other income (expense)                       -          2,729            (3,444)             -            (715)
     Interest expense                             -         (3,192)             (819)             -          (4,011)
                                     --------------  -------------   ---------------  -------------  --------------

Income before income taxes                   89,502        129,689            38,909       (116,033)        142,067

Income taxes                                      -         47,985            14,396         (9,816)         52,565
                                     --------------  -------------   ---------------  -------------  --------------

Net income                           $       89,502  $      81,704   $        24,513  $    (106,217) $       89,502
                                     ==============  =============   ===============  =============  ==============

NOTE 13 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended August 24, 2002

                                         Parent        Guarantor      Non-Guarantor    Eliminating
                                         Company      Subsidiaries     Subsidiaries      Entries      Consolidated
                                     --------------  -------------   ---------------  -------------  --------------
                                                                 (Dollars in thousands)
Revenues:
   Services                          $            -  $     159,070   $        52,530  $           -  $      211,600
   Sales of products                              -          5,465             3,893              -           9,358
   Intercompany sales and fees                    -         29,461            12,423        (41,884)              -
                                     --------------  -------------   ---------------  -------------  --------------
                                                  -        193,996            68,846        (41,884)        220,958
Costs and expenses:
   Costs of services                              -         90,031            40,180         (3,269)        126,942
   Costs of sales                                 -          2,007             2,417           (315)          4,109
   Intercompany cost of sales
     and fees                                     -         14,443             5,195        (19,638)              -
                                     --------------  -------------   ---------------  -------------  --------------
                                                  -        106,481            47,792        (23,222)        131,051
                                     --------------  -------------   ---------------  -------------  --------------

Gross profit                                      -         87,515            21,054        (18,662)         89,907

Selling, general and administrative               -         17,058             5,843              -          22,901
Research and development                          -          5,351             1,819              -           7,170
                                     --------------  -------------   ---------------  -------------  --------------
     Operating expenses                           -         22,409             7,662              -          30,071
                                     --------------  -------------   ---------------  -------------  --------------

Operating income                                  -         65,106            13,392        (18,662)         59,836

Other income (expense):
     Interest income                              -            395               582              -             977
     Equity in earnings of
       unconsolidated affiliates                  -            220             1,041              -           1,261
     Equity in earnings of
       consolidated affiliates               38,207         11,144                 -        (49,351)              -
     Other income (expense)                       -         (1,166)            3,435              -           2,269
     Interest expense                             -         (2,242)             (476)             -          (2,718)
                                     --------------  -------------   ---------------  -------------  --------------

Income before income taxes                   38,207         73,457            17,974        (68,013)         61,625

Income taxes                                      -         27,914             6,831        (11,327)         23,418
                                     --------------  -------------   ---------------  -------------  --------------

Net income                           $       38,207  $      45,543   $        11,143  $     (56,686) $       38,207
                                     ==============  =============   ===============  =============  ==============

NOTE 13 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Six Months Ended August 24, 2002

                                         Parent        Guarantor      Non-Guarantor    Eliminating
                                        Company      Subsidiaries     Subsidiaries       Entries     Consolidated
                                     --------------  -------------   ---------------  -------------  ------------
                                                                 (Dollars in thousands)
Revenues:
   Services                          $            -  $     331,153   $       104,182  $           -  $      435,335
   Sales of products                              -         10,135             6,900              -          17,035
   Intercompany sales and fees                    -         48,784            24,910        (73,694)              -
                                     --------------  -------------   ---------------  -------------  --------------
                                                  -        390,072           135,992        (73,694)        452,370
Costs and expenses:
   Costs of services                              -        194,254            85,039         (5,416)        273,877
   Costs of sales                                 -          5,856             4,815           (315)         10,356
   Intercompany cost of sales
     and fees                                     -         28,784             7,287        (36,071)              -
                                     --------------  -------------   ---------------  -------------  --------------
                                                  -        228,894            97,141        (41,802)        284,233
                                     --------------  -------------   ---------------  -------------  --------------

Gross profit                                      -        161,178            38,851        (31,892)        168,137

Selling, general and administrative               -         34,557            11,253              -          45,810
Research and development                          -         10,317             3,355              -          13,672
                                     --------------  -------------   ---------------  -------------  --------------
     Operating expenses                           -         44,874            14,608              -          59,482
                                     --------------  -------------   ---------------  -------------  --------------

Operating income                                  -        116,304            24,243        (31,892)        108,655

Other income (expense):
     Interest income                              -            749             1,070              -           1,819
     Equity in earnings of
       unconsolidated affiliates                  -            296             1,661              -           1,957
     Equity in earnings of
       consolidated affiliates               67,248         18,230                 -        (85,478)              -
     Other income (expense)                       -         (1,671)            3,349              -           1,678
     Interest expense                             -         (4,724)             (919)             -          (5,643)
                                     --------------  -------------   ---------------  -------------  --------------

Income before income taxes                   67,248        129,184            29,404       (117,370)        108,466

Income taxes                                      -         49,090            11,174        (19,046)         41,218
                                     --------------  -------------   ---------------  -------------  --------------

Net income                           $       67,248  $      80,094   $        18,230  $     (98,324) $       67,248
                                     ==============  =============   ===============  =============  ==============

NOTE 13 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Six Months Ended August 23, 2003

                                          Parent         Guarantor        Non-Guarantor      Eliminating
                                          Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                        -----------    -------------     ---------------    -------------    --------------
                                                                     (Dollars in thousands)
Net cash provided by operating
   activities                           $         -    $     109,427     $        61,340    $        (313)   $      170,454

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                    -         (137,541)             (6,546)             313          (143,774)
   Acquisitions (net of cash acquired)            -                -             (41,023)               -           (41,023)
   License fee                                    -          (12,500)                  -                -           (12,500)
   Investments in and advances to
     unconsolidated subsidiaries                  -           (1,185)                  -                -            (1,185)
   Other                                          -           (6,285)                  -                -            (6,285)
                                        -----------    -------------     ---------------    -------------    --------------
Net cash used for investing
     activities                                   -         (157,511)            (47,569)             313          (204,767)

Financing Activities
   Net proceeds from issuance
     of long-term debt                            -                -               1,409                -             1,409
   Principal payments on long-term
     debt                                         -                -              (2,146)               -            (2,146)
   Proceeds from stock options               21,101                -                   -                -            21,101
   Dividends paid                            (9,883)               -                   -                -            (9,883)
   Intercompany capital transactions        (11,688)          11,688                   -                -                 -
   Other                                        470                -                (954)               -              (484)
                                        -----------    -------------     ----------------   -------------    --------------
Net cash provided by (used for)
     financing activities                         -           11,688              (1,691)               -             9,997

Effect of exchange rate changes
     on cash                                      -              100               2,364                -             2,464
                                        -----------    -------------     ---------------    -------------    --------------
Increase (decrease) in cash and
     cash equivalents                             -          (36,296)             14,444                -           (21,852)
Cash and cash equivalents at
     beginning of period                          -           88,739              27,435                -           116,174
                                        -----------    -------------     ---------------    -------------    --------------
Cash and cash equivalents at end
     of period                          $         -    $      52,443     $        41,879    $           -    $       94,322
                                        ===========    =============     ===============    =============    ==============

NOTE 13 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Six Months Ended August 24, 2002

                                          Parent        Guarantor         Non-Guarantor      Eliminating
                                          Company      Subsidiaries       Subsidiaries         Entries        Consolidated
                                        -----------    -------------     ---------------    -------------    --------------
                                                                     (Dollars in thousands)
Net cash provided by operating
   activities                           $         -    $     189,637     $         9,849    $         167    $      199,653

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                    -          (82,259)             (5,969)            (167)          (88,395)
   Other                                          -           (2,950)                  -                -            (2,950)
                                        -----------    -------------     ---------------    -------------    --------------
Net cash used for investing
     activities                                   -          (85,209)             (5,969)            (167)          (91,345)

Financing Activities
   Principal payments on long-term
     debt                                         -           (2,186)             (1,430)               -            (3,616)
   Purchases of treasury stock              (42,453)               -                   -                -           (42,453)
   Proceeds from stock options               14,331                -                   -                -            14,331
   Intercompany capital transactions         27,647          (27,647)                  -                -                 -
   Other                                        475             (120)              1,149                -             1,504
                                        -----------    -------------     ---------------    -------------    --------------
Net cash used for financing
     activities                                   -          (29,953)               (281)               -           (30,234)

Effect of exchange rate changes
     on cash                                      -           (1,428)              3,165                -             1,737
                                        -----------    -------------     ---------------    -------------    --------------
Increase in cash and
     cash equivalents                             -           73,047               6,764                -            79,811
Cash and cash equivalents at
     beginning of period                          -           25,865               9,230                -            35,095
                                        -----------    -------------     ---------------    -------------    --------------
Cash and cash equivalents at end
     of period                          $         -    $      98,912     $        15,994    $           -    $      114,906
                                        ===========    =============     ===============    =============    ==============

NOTE 14 - SUBSEQUENT EVENTS

INTERLOTT TECHNOLOGIES, INC.

On September 18, 2003 (after the close of our fiscal 2004 second quarter), we completed the acquisition of Interlott Technologies, Inc. ("Interlott"), a provider of instant ticket vending machines for the worldwide lottery industry. See Note 2 "Business Acquisitions" for detailed disclosures.

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

These forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include the following:

    - government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales;

    - our lottery operations are dependent upon our continued ability to retain and extend our existing contracts and win new contracts;

    - slow growth or declines in sales of online lottery goods and services and other transaction processing services could lead to lower revenues and net income;

    - our results of operations are exposed to foreign currency exchange rate fluctuations, which could result in lower revenues, net income and cash flows when such results are translated into U.S. dollar accounts;

    - we derive close to half of our revenues from foreign jurisdictions (including over ten percent from Brazilian operations) and are subject to the economic, political and social instability risks of doing business in foreign jurisdictions;

    - we have a concentrated customer base and the loss of any of these customers (or lower sales from any of these customers) could lead to lower revenues;

    - our quarterly operating results may fluctuate significantly, including as a result of variations in the amount and timing of product sales, the occurrence of large jackpots in lotteries (which increase the amount wagered and our revenue) and expenses incurred in connection with lottery start-ups;

    - we operate in a highly competitive environment and increased competition may cause us to experience lower net income or to lose contracts;

    - we are subject to substantial penalties for failure to perform under our contracts;

    - we may not be able to respond in a timely manner to technological changes or to satisfy future technology demands of our customers, in which case we may fall behind our competitors;

    - if we are unable to manage potential risks related to acquisitions, our business and growth prospects could suffer;

    - expansion of the gaming industry faces opposition which could limit our access to new or existing markets to the detriment of our business;

    - our business prospects and future success depend upon our ability to attract and retain qualified employees;

    - our business prospects and future success rely heavily upon the integrity of our employees and executives and the security of our systems;

    - our dependence on certain suppliers creates a risk of implementation delays if the supply contract is terminated or breached, and any delays may result in substantial penalties;

    - our non-lottery ventures, which are an increasingly important aspect of our business, may fail;

    - we may not be able to successfully integrate the operations of companies that we acquire into our business, and may thereby fail to realize the strategic and financial benefits that we had expected from such acquisitions;

    - we may be subject to adverse determinations in pending legal proceedings, which could involve substantial monetary judgments or reputational damage; and

    - other risks and uncertainties set forth below and elsewhere in this report, in our fiscal 2003 Form 10-K, as amended, and in our subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.

The foregoing list of important factors is not all-inclusive.

General

We operate on a 52 to 53-week fiscal year ending on the last Saturday in February and fiscal 2004 ends on February 28, 2004. Fiscal 2004 is a 53-week year and we will include the extra week in our fourth quarter ending February 28, 2004.

We have derived substantially all of our revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Our service revenues are derived primarily from lottery service contracts, which are typically at least five years in duration, and generally provide compensation to us based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. We derive product sale revenues primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sale contracts. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. Including the acquisition of Interlott Technologies, Inc. described below, we currently anticipate that product sales during fiscal 2004 will be in the range of $120 million to $130 million.

We continue to evaluate a variety of opportunities to broaden our offerings of high-volume transaction processing services outside of our core market of providing online lottery services, such as the processing and transmission of commercial, non-lottery transactions including bill payments, electronic tax payments, utility payments, prepaid cellular telephone recharges and retail-based programs such as gift cards. Currently, our networks in Brazil, Chile, the Czech Republic and Jamaica process bill payments and other commercial service transactions. In addition, in May 2003 we acquired PolCard, the largest debit and credit card merchant transaction acquirer and processor in Poland. In the near term, we expect to concentrate our efforts to grow commercial service revenues in Brazil, Poland and Mexico. While our goal is to leverage our technology, infrastructure and relationships to drive growth in commercial services, if, in the course of pursuing these opportunities, we see a chance to gain access to certain markets through the acquisition of existing businesses, we may consider making such acquisitions.

Our business is highly regulated, and the competition to secure new government contracts is often intense. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See the following for further information concerning these matters and other contingencies:

    -    "Legal Proceedings" in Part II, Item 1 in this report;

    - "Legal Proceedings" in Part II, Item 1 in our Quarterly Report for the quarterly period ended May 24, 2003;

    - Part I, Item 1 - "Certain Factors That May Affect Future Performance - Government regulations and other actions affecting the online lottery industry could have a negative effect on our business" in our fiscal 2003 Annual Report on Form 10-K, as amended;

    - Part I, Item 3 - "Legal Proceedings" in our fiscal 2003 Annual Report on Form 10-K, as amended;

    - Note 11 to the Consolidated Financial Statements in our fiscal 2003 Annual Report on Form 10-K, as amended

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



Significant Contract Bids and Extensions

A majority of our revenues and cash flow is derived from our portfolio of long-term online lottery service contracts, each of which in the ordinary course of our business is periodically the subject of competitive procurement or renegotiation. In the second quarter of fiscal 2004, we continued to execute against our growth strategy by signing new contracts and contract extensions both domestically and abroad.

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

In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. This license fee has been capitalized, is included in Other Assets in our Consolidated Balance Sheet at August 23, 2003, and will be amortized as a reduction in service revenue on a straight-line basis over the 20-year term of the Master Contract. The Master Contract is part of a comprehensive economic development package that provides incentives for us to keep our world corporate headquarters and manufacturing operations in Rhode Island. One such incentive is a tax stabilization agreement that we entered into in July 2003 with the City of Providence ("the City"), whereby the City agreed to stabilize the real estate and personal property taxes payable in connection with our new world corporate headquarters facility in the City and the personal property associated with such facility for 20 years. We also agreed to complete and occupy the facility by December 31, 2006, employ 500 employees at the facility by 2009, and we made certain commitments regarding our employment, purchasing and education activities in the City.

In June 2003, we were awarded a new five-year integrated services contract by the Wisconsin Lottery to provide a fully integrated online and instant ticket gaming system, and Internet Protocol-based wireless telecommunications network.

In July 2003, we signed a contract with The National Lotteries Control Board and The Betting Levy Board of Trinidad and Tobago to provide a complete video lottery solution, including a central system, video lottery terminals and communications network, for a five-year period that is expected to commence in April 2004 and includes a two-year extension option.

In September 2003 (after the close of our fiscal 2004 second quarter), following a public, competitive procurement, we were selected by the Florida Lottery as the apparent successful bidder to supply a new online lottery system, lottery terminals, and related telecommunications network. The proposed six-year integrated services contract is expected to commence on February 1, 2005 and includes two, two-year extension options.

During the second quarter of fiscal 2004, the Michigan Lottery signed a three-year contract extension with us and exercised an option in its existing contract with us for Club Keno. Additionally, we extended our relationship with lottery customers in Turkey, New Zealand, Sweden and the Idaho Department of Fish and Game. In August 2003, following a competitive procurement, the Nebraska lottery authority selected another vendor to provide equipment and services for a new online lottery gaming system upon the scheduled expiration of our current contract with the Nebraska Lottery in June 2004, however, we will remain as the Nebraska Lottery's instant-ticket products and system supplier through June 2008.

Over the past several fiscal years, contract renewal and extension rates in the United States have generally been lower than existing contract rates due to a number of factors, including the substantial growth of lottery sales during the latter part of the 1990's and calendar year 2002, reductions in the cost of technology and telecommunications services, and general market and competitive dynamics. In anticipation and response to these trends, beginning in fiscal 2001, we began the implementation of our new GTECH Enterprise Series-led technology strategy combined with the implementation of a number of ongoing cost savings initiatives and efficiency improvement programs designed to enable us to maintain our market leadership in the lottery industry.

Recent Developments

POLCARD S.A.

On May 28, 2003, we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the largest debit and credit card merchant transaction acquirer and processor in Poland. At August 23, 2003, PolCard's outstanding equity was owned 66.5% by us, 33.2% by two funds managed by Innova Capital Sp. zo.o ("Innova"), a Warsaw-based private equity investment advisor, and 0.3% by the Polish Bank Association, one of PolCard's previous owners. In September 2003 (after the close of our fiscal 2004 second quarter), Innova exercised its rights under an option agreement to purchase from us, 3.7% of PolCard's equity for a purchase price of $2.3 million. Following the exercise of this right, we now own 62.8% of PolCard's outstanding equity, while the two funds managed by Innova own, in aggregate, 36.9% of PolCard's outstanding equity. The Polish Bank Association continues to own 0.3% of the outstanding equity of PolCard. We have a fair value option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value, during the period commencing approximately four and ending approximately six years after closing.

EUROPRINT HOLDINGS LTD.

On June 24, 2003, we exercised our option to acquire the remaining 20% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"), for approximately $5.1 million. We acquired the initial 80% of the equity of Europrint during fiscal 1999 for a net cash purchase price of $21.6 million, including related acquisition costs. Europrint is a provider of media promotional games and IGI has pioneered the development of interactive, televised lottery games.

DIVIDEND

On July 31, 2003, we paid our first quarterly cash dividend of $0.17 per share to shareholders of record as of July 15, 2003, for a total of $9.9 million.



Subsequent Events

INTERLOTT TECHNOLOGIES, INC.

On September 18, 2003 (after the close of our fiscal 2004 second quarter), we completed the acquisition of Interlott Technologies, Inc. ("Interlott"), a provider of instant ticket vending machines for the worldwide lottery industry. Interlott shareholders were given the opportunity to elect to receive either $9.00 per share in cash or a number of shares of Holdings common stock having a value of $9.00, or a combination of both, subject to adjustment so that the aggregate consideration we paid was 48.5% in cash and 51.5% in Holdings common stock. The final exchange ratio of 0.2156 shares of Holdings common stock for every share of Interlott common stock was determined based on the average closing price of $41.74 for Holdings common stock, for the 20 trading day period commencing August 14, 2003 through September 11, 2003. The aggregate purchase price, including assumed debt, was $86.4 million as follows:

                                                                                     Aggregate
                                                                                   purchase price
                                                                                   --------------
                                                                                    (in millions)
Cash ($9.00 per share of Interlott common stock)                                   $         28.2
Cash payment to cancel outstanding stock options relating to Interlott
  common stock                                                                                5.7
                                                                                   --------------
    Cash purchase price                                                            $         33.9
Issuance of approximately 717,000 shares of Holdings common stock                            30.0
                                                                                   --------------
    Total aggregate purchase price                                                 $         63.9
Cash payment to settle Interlott debt                                                        22.5
                                                                                   --------------
                                                                                   $         86.4
                                                                                   ==============

All conditions to the closing of the acquisition were satisfied, including obtaining the approval of the transaction by Interlott shareholders, securing necessary regulatory consents, and satisfying certain other closing conditions. Approval of this transaction by our shareholders was not required.



Critical Accounting Policies

We have identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management's most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to our Consolidated Financial Statements included in our fiscal 2003 Annual Report on Form 10-K, as amended, which includes other significant accounting policies.

REVENUE RECOGNITION

Amounts received from customers in advance of revenue recognition are recorded in Advance Payments from Customers in our Consolidated Balance Sheets. We record liquidated damages (which equaled 0.47%, 0.14% and 0.47% of our total revenues in fiscal 2003, 2002 and 2001, respectively) as a reduction of revenue in the period they become probable and estimable.

Service revenues from commercial transaction processing services are recorded based on the net amount retained, which is the amount billed to our customer less the amount paid to our suppliers, in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent".

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

In certain Product Sale Contracts (primarily the stand-alone sale of lottery terminals), we are not responsible for installation. In these cases, we recognize revenue when the four basic revenue recognition criteria of SEC Staff Accounting Bulletin 101 have been met.

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

Revenues received under Product Sale Contracts are classified as Sales of Products in our Consolidated Income Statements.

OPERATING CONTRACTS

Under Operating Contracts, we generally construct, install and operate the lottery system, but sell and transfer full title and interest in the lottery system to the customer for a fixed fee. Fees paid to us for ongoing services and the licensing of the computer software are generally variable and are based on a percentage of a lottery's gross online and instant lottery sales.

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

We have not entered into any new Operating Contracts in the last three fiscal years. Additionally, Operating Contract revenue accounted for less than 2% of our consolidated revenue during fiscal 2003. These types of contractual arrangements have diminished in importance and we expect similar levels of revenue in the future.

FACILITIES MANAGEMENT CONTRACTS

Under typical Facilities Management Contracts, we construct, install and operate the lottery system, and retain ownership of the lottery system. These contracts generally provide for a variable amount of monthly or weekly service fees paid to us directly from the lottery authority based on a percentage of a lottery's gross online and instant lottery sales. These fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements.

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

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include amounts related to products we manufacture or assemble for our long-term service contracts, which are transferred to Systems, Equipment and Other Assets Relating to Contracts in our Consolidated Balance Sheets upon shipment. Inventories also include amounts related to product sales contracts, including product sales under long-term contracts. We regularly review inventory quantities on hand and record provisions for potentially obsolete or slow-moving inventory based primarily on our estimated forecast of product demand and production requirements. We believe our reserves are adequate; however, should future sales forecasts change, our original estimates of obsolescence could increase by a significant amount requiring additional reserves.

IMPAIRMENT OF GOODWILL

We perform a test for the impairment of goodwill annually, or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating and reportable business segment (the Transaction Processing Segment), we perform this test by comparing the fair value of the Transaction Processing Segment with its book value, including goodwill. If the fair value of the Transaction Processing Segment exceeds its book value, goodwill is not impaired. If the book value exceeds the fair value, we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, a write-down would be recorded.

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



Effect of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the company's related parties in that same entity as its own interests. FIN 46 applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 would be applied in the fiscal quarter beginning after June 15, 2003 (our third quarter of fiscal
2004). However, on September 19, 2003, the FASB issued proposed Staff Position ("FSP") No. FIN 46-e, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, for Certain Interests Held by a Public Entity", for public comment. Under the proposed FSP, we would not need to apply the provisions of FIN 46 to interests held in a variable interest entity ("VIE"), or potential VIE, until our fiscal 2004 fourth quarter, if certain conditions are met.

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. We currently account for the Partnership using the equity method of accounting. The FSP described above does not apply to the Partnership. As a result, beginning in the third quarter of fiscal 2004, which began on August 24, 2003, we will consolidate the Partnership in accordance with FIN 46. Accordingly, we will record our world headquarters facilities owned by the Partnership as an asset, and the Partnership's debt obligation as a liability in our consolidated financial statements. We expect the adoption of this interpretation to increase balance sheet assets and liabilities in the range of $27 million to $30 million and to result in a one-time, non-cash, pre-tax gain in the range of $4 million to $5 million, or $0.05 per diluted share, that will be recorded in Other Income in our consolidated financial statements. The pre-tax gain will be recorded in Other Income and not as a cumulative-effect adjustment because the gain is not material to our consolidated financial statements.

We have certain investments for which the applicability of FIN 46 has not yet been determined. The adoption of FIN 46's provisions, if applicable to such investments, is not expected to have a material impact on our financial statements. Pursuant to the proposed FSP noted above, if applicable, we would not be required to apply FIN 46 to these investments until our fiscal 2004 fourth quarter.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect this statement to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our third quarter of fiscal 2004). We do not expect this statement to have a material impact on our consolidated financial statements.



Results of Operations

THREE MONTHS ENDED AUGUST 23, 2003 VERSUS THREE MONTHS ENDED AUGUST 24, 2002

Revenues were $277.2 million in the second quarter of fiscal 2004, compared to $221.0 million in the second quarter of fiscal 2003, up $56.2 million, or 25.5%.

The following discussion on service revenues should be read in conjunction with the table below (in millions):

                                                     Three Months Ended
                                   -------------------------------------------------------
                                                                              Change
                                    August 23,       August 24,        -------------------
Service revenues                      2003             2002                $          %
----------------                   ------------     ------------       ---------    ------
Domestic lottery                   $      130.1     $      121.0       $     9.1      7.5
International lottery                      87.7             77.5            10.2     13.2
Commercial services                        19.5             12.5             7.0     56.7
All other                                   0.7              0.6             0.1      5.5
                                   ------------     ------------       ---------    ------
                                   $      238.0     $      211.6       $    26.4     12.5
                                   ============     ============       =========    ======

Our domestic lottery service revenues were $130.1 million in the second quarter of fiscal 2004, compared to $121.0 million in the second quarter of fiscal 2003, up $9.1 million, or 7.5%. This 7.5% increase was primarily due to higher service revenues of approximately 5% from an increase in sales by our domestic lottery customers, with the balance of the increase due to the combined effect of higher jackpot activity and new contracts, net of contractual rate changes and penalties. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels.

Our international lottery service revenues grew to $87.7 million in the second quarter of fiscal 2004, from $77.5 million in the second quarter of fiscal 2003, up $10.2 million, or 13.2%. This 13.2% increase includes higher service revenues of approximately 11% from an increase in sales by our international lottery customers and approximately 2% from the strengthening of most major currencies against the U.S. dollar, particularly the Brazilian real, British pound, Czech koruna and the South African rand.

While we are not able to quantify precisely the reasons for increases in sales by our international lottery customers, we believe that in general, such increases are attributable to more rapid growth rates typical of newer lottery jurisdictions and the successful introduction of new games.

Service revenues from commercial transaction processing services were $19.5 million in the second quarter of fiscal 2004, compared to $12.5 million in the second quarter of fiscal 2003, up $7.0 million, or 56.7%, primarily due to the acquisition of PolCard.

Product sales were $39.2 million in the second quarter of fiscal 2004, compared to $9.4 million in the second quarter of fiscal 2003. This $29.8 million increase was primarily driven by the sale of our new interactive, web-based software application, ES Interactive, to our customer in the United Kingdom.

Our service margins improved from 40.0% in the second quarter of fiscal 2003 to 44.2% in the second quarter of fiscal 2004, primarily due to lower depreciation of approximately 3 percentage points, principally related to fully depreciated assets associated with our contract with Caixa Economica Federal in Brazil.

Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. Our product margins were 26.6% in the second quarter of fiscal 2004 compared to 56.1% in the second quarter of fiscal 2003. This change was primarily due to the different mix of sales, with a high volume of higher margin equipment sales recorded in the second quarter of fiscal 2003.

Operating expenses were $41.2 million in the second quarter of fiscal 2004, compared to $30.1 million in the second quarter of fiscal 2003, up $11.1 million, or 36.9%. This increase was driven by $6.9 million of increased spending on research and development as we continue our efforts to accelerate the development and deployment of industry-leading products into the marketplace and to execute against our commercial services strategy. In addition, selling, general and administrative expense was up $4.2 million, primarily driven by business development activities in Poland and Mexico, increased marketing expenses primarily associated with trade shows and conferences, and the acquisition of PolCard. As a percentage of revenues, operating expenses were 14.8% and 13.6% during the second quarters of fiscal 2004 and 2003, respectively.

Weighted average diluted shares in the second quarter of fiscal 2004 increased by 7.6 million shares to 65.9 million shares, primarily due to the convertibility during the second quarter of our $175 million principal amount of 1.75% Convertible Debentures into shares of our common stock, resulting in a decrease to diluted earnings per share of approximately $0.07. These Debentures are convertible at the option of the holder into shares of our common stock at a conversion price of approximately $27.50 per share when, among other circumstances, our stock closes above $33 per share for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 6.4 million shares issuable upon the conversion of the Debentures. The Debentures were convertible for all 63 trading days in the second quarter of fiscal 2004, and accordingly, all 6.4 million shares were included in the computation of diluted earnings per share.

Our effective income tax rate decreased from 38% in the second quarter of fiscal 2003 to 37% in the second quarter of fiscal 2004 principally due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory tax rate and the increased recognition of research and development tax credits.

SIX MONTHS ENDED AUGUST 23, 2003 VERSUS SIX MONTHS ENDED AUGUST 24, 2002

Revenues were $516.8 million in the first six months of fiscal 2004, compared to $452.4 million in the first six months of fiscal 2003, up $64.5 million, or 14.2%.

The following discussion on service revenues should be read in conjunction with the table below (in millions):

                                                      Six Months Ended
                                   -------------------------------------------------------
                                                                               Change
                                    August 23,       August 24,        -------------------
Service revenues                      2003             2002               $           %
----------------                   ------------     ------------       ---------    ------
Domestic lottery                   $      254.9     $      246.9       $     8.0      3.2
International lottery                     173.8            159.9            13.9      8.7
Commercial services                        31.5             27.2             4.3     16.0
All other                                   1.4              1.3             0.1      0.8
                                   ------------     ------------       ---------    ------
                                   $      461.6     $      435.3       $    26.3      6.0
                                   ============     ============       =========    ======

Our domestic lottery service revenues were $254.9 million in the first six months of fiscal 2004, compared to $246.9 million in the first six months of fiscal 2003, up $8.0 million, or 3.2%, primarily due to higher service revenues from an increase in sales by our domestic lottery customers. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels.

Our international lottery service revenues were $173.8 million in the first six months of fiscal 2004, compared to $159.9 million in the first six months of fiscal 2003, up $13.9 million, or 8.7%. This 8.7% increase includes higher service revenues of approximately 11% from an increase in sales by our international lottery customers and the effect of higher jackpot activity (primarily in Brazil) of approximately 2%, partially offset by the combined impact of net contract losses and contractual rate changes of approximately 4%. While we are not able to quantify precisely the reasons for increases in sales by our international lottery customers, we believe that in general, such increases are attributable to more rapid growth rates typical of newer lottery jurisdictions and the successful introduction of new games.

Service revenues from commercial transaction processing services were $31.5 million in the first six months of fiscal 2004, compared to $27.2 million in the first six months of fiscal 2003, up $4.3 million, or 16.0%. The acquisition of PolCard accounted for approximately 28% of this increase, which was partially offset by the overall weakening of the Brazilian real against the U.S. dollar on a year to date basis of approximately 10%.

Product sales were $55.3 million in the first six months of fiscal 2004, compared to $17.0 million in the first six months of fiscal 2003, up $38.2 million. This increase was primarily driven by the sale of our new interactive, web-based software application, ES Interactive, to our customer in the United Kingdom.

Our service margins improved from 37.1% in the first six months of fiscal 2003 to 43.8% in the first six months of fiscal 2004. This 6.7 percentage point increase was primarily due to lower depreciation of 3.4 percentage points (principally related to fully depreciated assets associated with our contract with Caixa Economica Federal in Brazil), 1.6 percentage points from the absence of certain consulting costs incurred during the first six months of the prior year, and the balance of the increase due to the combined impact of higher services revenues and our ongoing efforts to improve cost efficiencies.

Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. Our product margins were to 32.3% in the first six months of fiscal 2004 compared to 39.2% in the first six months of fiscal 2003. Fiscal 2004 product margins are returning to historical levels when compared to the higher margin product sales which we recorded in the first half of fiscal 2003, primarily reflecting a high volume of higher margin equipment sales.

Operating expenses were $79.8 million in the first six months of fiscal 2004, compared to $59.5 million in the first six months of fiscal 2003, up $20.3 million, or 34.2%. This increase was driven by $14.8 million of increased spending on research and development as we continue our efforts to accelerate the development and deployment of industry-leading products into the marketplace and to execute against our commercial services strategy. In addition, selling, general and administrative expense was up $5.5 million, primarily driven by business development activities in Poland and Mexico, increased marketing expenses primarily associated with trade shows and conferences, and the acquisition of PolCard. As a percentage of revenues, operating expenses were 15.4% and 13.1% during the first six months of fiscal 2004 and 2003, respectively.

Weighted average diluted shares in the first six months of fiscal 2004 increased by 4.2 million shares to 63.0 million shares, primarily due to the convertibility during the first six months of this fiscal year of our $175 million principal amount of 1.75% Convertible Debentures into shares of our common stock, resulting in a decrease to diluted earnings per share of approximately $0.09. These Debentures are convertible at the option of the holder into shares of our common stock at a conversion price of approximately $27.50 per share when, among other circumstances, our stock closes above $33 per share for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 6.4 million shares issuable upon the conversion of the Debentures. The Debentures were convertible for 80 out of 127 trading days in the first six months of fiscal 2004, and approximately 4 million shares were included in the computation of diluted earnings per share.

Our effective income tax rate decreased from 38% in the first six months of fiscal 2003 to 37% in the second quarter of fiscal 2004 principally due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory tax rate and the increased recognition of research and development tax credits.



Changes in Financial Position, Liquidity and Capital Resources

During the first six months of fiscal 2004, we generated $170.5 million of cash from operations, which, along with cash on hand, was principally used to purchase $143.8 million of systems, equipment and other assets relating to contracts and to fund acquisitions of $41.0 million. At August 23, 2003, we had $94.3 million of cash and cash equivalents on hand, of which approximately $36 million was invested at a major U.S. financial institution and approximately $30 million was invested in tax-exempt money market funds. At the end of the fiscal 2004 second quarter, there was $290.3 million available for borrowing under our $300 million credit facility after considering $9.7 million of letters of credit issued and outstanding under the credit facility.

Inventories decreased by $14.9 million, from $72.3 million at February 22, 2003 to $57.4 million at August 23, 2003, primarily due to the sale of ES Interactive to our customer in the United Kingdom, partially offset by a build up of inventory associated with product sales expected to be recorded during fiscal 2005.

Other current assets increased by $10.1 million, from $18.7 million at February 22, 2003 to $28.8 million at August 23, 2003, primarily due to $5.8 million of prepayments and $3.3 million of value-added tax receivables, both related to ongoing lottery system installations, primarily in Europe.

Systems, equipment and other assets relating to contracts, net, increased by $93.4 million, from $410.9 million at February 22, 2003 to $504.3 million at August 23, 2003, primarily due to the purchase of $143.8 million of systems, equipment and other assets relating to contracts (principally related to lottery system implementations in California and Georgia), partially offset by depreciation expense.

Goodwill, net, increased by $31.5 million, from $115.5 million at February 22, 2003 to $147.0 million at August 23, 2003, due to the acquisition of PolCard, the largest debit and credit card merchant transaction acquirer and processor in Poland, along with the acquisition of the remaining 20% of the equity of Europrint.

Other assets increased by $18.7 million, from $79.2 million at February 22, 2003 to $97.9 million at August 23, 2003, primarily due to a $12.5 million up-front license fee we paid to the Rhode Island Lottery and $5.2 million of intangible assets recorded as a result of our acquisition of PolCard.

Accounts payable decreased by $10.6 million, from $74.0 million at February 22, 2003 to $63.4 million at August 23, 2003, primarily due to the timing of payments related to ongoing lottery system installations.

Employee compensation decreased by $9.2 million, from $37.5 million at February 22, 2003 to $28.3 million at August 23, 2003, primarily due to the payment, in the first quarter of fiscal 2004, of fiscal 2003 management incentive compensation and employee profit sharing.

Advance payments from customers increased by $10.1 million, from $52.4 million at February 22, 2003 to $62.5 million at August 23, 2003, primarily due to advances received from customers related to product sales that are expected to be recorded during the second half of fiscal 2004 and during fiscal 2005, partially offset by the sale of ES Interactive to our customer in the United Kingdom.

Taxes other than income taxes increased by $9.3 million, from $16.0 million at February 22, 2003 to $25.3 million at August 23, 2003, primarily due to $3.8 million of value-added tax payables related to ongoing lottery system installations and $4.1 million due to the acquisition of PolCard.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2004 will be in the range of $370 million to $380 million, including investments we made in September 2003 to acquire Interlott. We currently estimate that net cash to be used for investing activities in fiscal 2004 for the purchase of Interlott (which was consummated in September 2003) and investing activities subsequent to acquisition, will be in the range of $45 million to $50 million, of which $33.9 million is the cash portion of the purchase price for the acquisition. In addition, to complete the acquisition of Interlott, we issued common shares held in treasury having a market value of approximately $30 million and we also assumed approximately $22.5 million of Interlott debt.

We expect our principal sources of liquidity to be existing cash balances, along with cash we generate from operations and borrowings under our credit facility. Our credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of August 23, 2003, there were no borrowings under the credit facility. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of August 23, 2003, there was $290.3 million available for borrowing under the Credit Facility, after considering $9.7 million of letters of credit issued and outstanding. We currently expect that our cash flow from operations, existing cash balances and available borrowings under our credit facility will be sufficient for the foreseeable future to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund the cash portion of the Interlott acquisition, to fund all or a portion of the cash needed for potential acquisitions, to pay dividends, to fund the capital requirements under our Master Contract with the Rhode Island Lottery, and to repurchase shares of our common stock, from time to time, under our share repurchase programs. Notwithstanding the foregoing, we may seek alternative sources of financing to fund certain of our obligations under our Master Contract with the Rhode Island Lottery and to fund future potential acquisitions and growth opportunities that are not currently contemplated in the $370 million to $380 million range of fiscal 2004 investing activities disclosed above.

Details of our contractual obligations for long-term debt and operating leases as of February 22, 2003 are as follows (in millions):

                                                           Fiscal
                         ----------------------------------------------------------------------------
                           2004       2005       2006       2007       2008     Thereafter     Total
                         --------   --------   --------   --------   --------   ----------   --------
Long-term debt           $    7.0   $    5.6   $    5.1   $    5.8   $   95.6   $   175.0    $  294.1
Operating leases             18.7       14.8        7.3       33.4        3.1         6.1        83.4
                         --------   --------   --------   --------   --------   ----------   --------
Total                    $   25.7   $   20.4   $   12.4   $   39.2   $   98.7   $   181.1    $  377.5
                         ========   ========   ========   ========   ========   ==========   ========

Operating lease payments include a $28 million residual value payment that we may be required to pay in fiscal 2007, or earlier under certain limited circumstances, related to the lease of our world headquarters facilities.



Off-Balance Sheet Arrangements

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. We currently account for the Partnership using the equity method of accounting. The following is a summary of certain unaudited financial information of the Partnership, at and for the period ended August 23, 2003, used as the basis for applying the equity method of accounting (in millions):

  August 23, 2003                 (Unaudited)
  ---------------                 ----------
Earnings data:
  Net loss                        $     (0.4)
Balance sheet data:
  Assets                          $     17.7
  Liabilities                           27.8
  Partners' deficit                    (10.1)

Beginning in the third quarter of fiscal 2004, which began on August 24, 2003, we will consolidate the Partnership in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. As a result, we will record our world headquarters facilities owned by the Partnership as an asset, and the Partnership's debt obligation as a liability in our consolidated financial statements. We expect the adoption of this interpretation to increase balance sheet assets and liabilities in the range of $27 million to $30 million and to result in a one-time, non-cash, pre-tax gain in the range of $4 million to $5 million, or $0.05 per diluted share, that will be recorded in Other Income in our consolidated financial statements. The pre-tax gain will be recorded in Other Income and not as a cumulative-effect adjustment because the gain is not material to our consolidated financial statements.

Guarantees and Indemnifications

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if the events set forth in the bond occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at August 23, 2003:

                                    Total potential
                                      commitments
                                    ---------------
                                     (in millions)
Performance bonds                      $    176.7
Financial guarantees                          7.5
All other bonds                               8.3
                                    ---------------
                                       $    192.5
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

In order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, at August 23, 2003, we guaranteed $5.2 million principal amount of loans made by an unrelated commercial lender to LTSC. The loans have a maturity date of January 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.

We are recognizing 56% of our product sales to, and service revenue from, LTSC. The remaining 44% of product sales (and related cost) and service revenue has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is principally included in Other Liabilities in our Consolidated Balance Sheets at August 23, 2003 and February 22, 2003. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid. At August 23, 2003, deferred product gross profit and deferred service revenue totaled $4.1 million and $6.7 million, respectively.

TIMES SQUARED INCORPORATED

We guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") for which we received no monetary consideration. The amount outstanding under the lease at August 23, 2003, was $2.4 million. Our guarantee expires in December 2013. Times Squared is a nonprofit corporation established to provide, among other things, secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

LOTTERY TECHNOLOGY ENTERPRISES

We have a 1% interest in Lottery Technology Enterprises ("LTE"), a joint venture between us and District Enterprise for Lottery Technology Applications of Washington, D.C. The joint venture agreement terminates on December 31, 2012. LTE holds a 10-year contract (which expires in November 2009) with the District of Columbia Lottery and Charitable Games Control Board. Under Washington, D.C. law, by virtue of our 1% interest in LTE, we are jointly and severally liable, with the other partner, for the acts of the joint venture.

GAMING ENTERTAINMENT (DELAWARE) L.L.C.

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is a joint venture between us and a subsidiary of Full House Resorts, Inc. ("FHRI"). Pursuant to a 1995 management agreement ("Agreement"), GED manages a casino for Harrington Raceway, Inc. ("Harrington") and in return receives a percentage of gross revenues and operating profits as defined in the Agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the Agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act. The consideration we receive in exchange for the guarantee are the equity earnings from our joint venture with FHRI.



Market Risk Disclosures

The primary market risk inherent in our financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. Our exposure to commodity price changes is not considered material and is managed through our procurement and sales practices. We did not own any marketable equity securities during the first six months of fiscal 2004.



Interest rates

Interest rate market risk is estimated as the potential change in the fair value of our total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At August 23, 2003, the estimated fair value of our $95 million of fixed rate Senior Notes approximated $105.2 million (as determined by an independent investment banker). At August 23, 2003, a hypothetical 10% increase in interest rates would reduce the estimated fair value of the fixed rate Senior Notes to $104.2 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of the fixed rate Senior Notes to $106.2 million.

At August 23, 2003, the estimated fair value of our $175 million principal amount of 1.75% Convertible Debentures was $268.6 million (based on a quoted market price of $153.50 per Debenture). At August 23, 2003, a hypothetical 10% increase in interest rates would reduce the estimated fair value of the Convertible Debentures to $267.7 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of the Convertible Debentures to $269.6 million.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

We use various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. During the first six months of fiscal 2004, we did not have any interest rate swap agreements in place.

Equity price risk

At August 23, 2003, the estimated fair value of our $175 million principal amount of 1.75% Convertible Debentures was $268.6 million (based on a quoted market price of $153.50 per Debenture). At August 23, 2003, a hypothetical 10% increase in the market price of our common stock would increase the estimated fair value of the Convertible Debentures to $291.7 million and a hypothetical 10% decrease in the market price of our common stock would reduce the estimated fair value of the Convertible Debentures to $246.7 million.



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

From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, we do not engage in foreign currency speculation. At August 23, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $15.4 million that would be recorded in the equity section of our balance sheet.

At August 23, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $1.6 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At August 23, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2004 of $4.3 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2004 anticipatory cash flows that were hedged varied throughout the first six months of fiscal 2004, but averaged 51%.

As of August 23, 2003, we had contracts for the sale of foreign currency of approximately $96.8 million (primarily Euro, pounds sterling and Czech koruna) and the purchase of foreign currency of approximately $73.6 million (primarily Euro, pounds sterling, Singapore dollars and Brazilian real).

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

As of the end of the quarterly period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), and of any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarterly period covered by this report. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives, and that no change in our internal control over financial reporting occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions have been taken with regard to significant deficiencies or material weaknesses in such controls.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

For information respecting certain legal proceedings, refer to Part I, Item 3 - "Legal Proceedings" and Note 11 to the Consolidated Financial Statements in our fiscal 2003 Annual Report on Form 10-K, as amended, and Part II, Item 1 - "Legal Proceedings" in our Quarterly Report for the quarterly period ended May 24, 2003.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) and (c)

The Company's Annual Meeting of Shareholders was held on August 4, 2003 and in connection therewith, proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934. An aggregate of 57,845,928 shares of the Company's common stock ("Shares") were issued and eligible to vote at the meeting. At the meeting, the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1. Election of three directors to serve until the 2006 Annual Meeting

   The following incumbent directors were reelected. The tabulation of votes was as follows:

     Nominee              For             Withheld
-----------------  -----------------  ----------------
Burnett W. Donoho  49,996,946 Shares  2,440,707 Shares

James F. McCann    51,840,268 Shares    597,385 Shares

W. Bruce Turner    43,543,121 Shares  8,894,532 Shares



2. Approval of the Company's Corporate Financials Management Incentive
   Plan

   The tabulation of votes was as follows:

                                               Abstentions
       For             Against        (including broker non-votes)
-----------------  ----------------   ----------------------------
44,590,155 Shares  2,774,230 Shares         5,073,268 Shares



3. Ratification of Ernst & Young LLP, Independent Certified Public Accountants, as auditors for the fiscal year ending February 28, 2004

   The tabulation of votes was as follows:

       For             Against         Abstentions
-----------------  ----------------   ------------
48,779,770 Shares  3,649,253 Shares   8,630 Shares

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS - The exhibits to this report are as follows:

         12.1     Computation of Ratio of Earnings to Fixed Charges

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company


         32.1 Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company

         32.2 Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company

(b) Reports on Form 8-K - We filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter to which this report relates:

         (i) We filed a report on Form 8-K on June 18, 2003 describing an administrative legal proceeding in its initial stages that was commenced against us in Brazil.

         (ii) We filed a report on Form 8-K on June 19, 2003 incorporating by reference a press release we issued on June 19, 2003 announcing our fiscal 2004 first quarter results. In addition, we incorporated by reference the transcripts from our fiscal 2004 first quarter earnings conference call held on June 19, 2003.

         (iii) We filed a report on Form 8-K on August 11, 2003 incorporating by reference a press release we issued on August 7, 2003 describing that we launched an offer to purchase existing indebtedness.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GTECH HOLDINGS CORPORATION

Date:  October 1, 2003     By /s/ Jaymin B. Patel
                           -----------------------------------------------------
                           Jaymin B. Patel, Senior Vice President and Chief
                           Financial Officer (Principal Financial Officer)




Date:  October 1, 2003     By /s/ Robert J. Plourde
                           -----------------------------------------------------
                           Robert J. Plourde, Vice President and Corporate
                           Controller (Principal Accounting Officer)