Form 10-Q
period 2003-11-22
GTECH HOLDINGS CORP
filed 2004-01-05
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 22, 2003

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

Registrant's telephone number, including area code: (401)392-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes [X] No [ ]

At December 27, 2003, there were 59,083,106 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets                                                                          3

            Consolidated Income Statements                                                                     4-5

            Consolidated Statements of Cash Flows                                                                6

            Consolidated Statements of Shareholders' Equity                                                      7

            Notes to Consolidated Financial Statements                                                        8-25

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                        26-42

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                          43

Item 4.     Controls and Procedures                                                                             43

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                   43

Item 6.     Exhibits and Reports on Form 8-K                                                                    44

SIGNATURES                                                                                                      45

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                               (Unaudited)
                                                                                               November 22,   February 22,
                                                                                                   2003           2003
                                                                                               ------------   ------------
                                                                                                 (Dollars in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $   320,536    $   116,174
  Trade accounts receivable, net                                                                   122,718        107,666
  Sales-type lease receivables                                                                       7,288          4,400
  Inventories                                                                                       58,852         72,287
  Deferred income taxes                                                                             29,410         29,410
  Other current assets                                                                              27,202         18,660
                                                                                               -----------    -----------
           TOTAL CURRENT ASSETS                                                                    566,006        348,597

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                                     561,930        410,911

GOODWILL, net                                                                                      188,809        115,498

OTHER ASSETS                                                                                       169,232         79,189
                                                                                               -----------    -----------
           TOTAL ASSETS                                                                        $ 1,485,977    $   954,195
                                                                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                             $    74,171    $    74,042
  Accrued expenses                                                                                  52,903         51,200
  Employee compensation                                                                             32,170         37,494
  Advance payments from customers                                                                   95,856         52,442
  Deferred revenue and advance billings                                                             10,075         17,264
  Income taxes payable                                                                              56,072         54,043
  Taxes other than income taxes                                                                     28,017         16,020
  Short term borrowings                                                                              2,379          2,616
  Current portion of long-term debt                                                                  9,012          6,992
                                                                                               -----------    -----------
           TOTAL CURRENT LIABILITIES                                                               360,655        312,113

LONG-TERM DEBT, less current portion                                                               557,912        287,088

OTHER LIABILITIES                                                                                   51,716         39,428

COMMITMENTS AND CONTINGENCIES                                                                            -              -

SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued                  -              -
  Common Stock, par value $.01 per share - 150,000,000 shares authorized,
    92,296,404 and 92,296,404 shares issued; 59,065,006 and 56,638,331 shares
    outstanding at November 22, 2003 and February 22, 2003, respectively                               923            923
  Additional paid-in capital                                                                       267,759        235,266
  Accumulated other comprehensive loss                                                             (78,937)       (95,488)
  Retained earnings                                                                                801,204        684,653
                                                                                               -----------    -----------
                                                                                                   990,949        825,354
  Less cost of 33,231,398 and 35,658,073 shares in treasury at
    November 22, 2003 and February 22, 2003, respectively                                         (475,255)      (509,788)
                                                                                               -----------    -----------
                                                                                                   515,694        315,566
                                                                                               -----------    -----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 1,485,977    $   954,195
                                                                                               ===========    ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                               (Unaudited)
                                                           Three Months Ended
                                                         -------------------------
                                                         November 22, November 23,
                                                             2003         2002
                                                         ------------ ------------
                                                          (Dollars in thousands,
                                                         except per share amounts)
Revenues:
  Services                                                $ 231,225    $ 207,784
  Sales of products                                          23,697       48,682
                                                          ---------    ---------
                                                            254,922      256,466
Costs and expenses:
  Costs of services                                         131,991      129,122
  Costs of sales                                             13,094       39,070
                                                          ---------    ---------
                                                            145,085      168,192
                                                          ---------    ---------

Gross profit                                                109,837       88,274

Selling, general and administrative                          28,167       24,358
Research and development                                     12,926       10,903
                                                          ---------    ---------
  Operating expenses                                         41,093       35,261
                                                          ---------    ---------

Operating income                                             68,744       53,013

Other income (expense):
  Interest income                                             1,494        1,028
  Equity in earnings of unconsolidated affiliates             1,500        1,406
  Other income                                                4,052          234
  Interest expense                                           (2,986)      (2,728)
                                                          ---------    ---------
                                                              4,060          (60)
                                                          ---------    ---------

Income before income taxes                                   72,804       52,953

Income taxes                                                 26,937       20,122
                                                          ---------    ---------

Net income                                                $  45,867    $  32,831
                                                          =========    =========

Basic earnings per share                                  $    0.78    $    0.58
                                                          =========    =========

Diluted earnings per share                                $    0.69    $    0.57
                                                          =========    =========

Weighted average shares outstanding - basic                  58,820       56,981
                                                          =========    =========

Weighted average shares outstanding - diluted                66,927       58,062
                                                          =========    =========

Dividends per share - common stock                        $    0.17    $       -
                                                          =========    =========

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                   (Unaudited)
                                                                Nine Months Ended
                                                            -------------------------
                                                            November 22, November 23,
                                                                2003         2002
                                                            ------------ ------------
                                                             (Dollars in thousands,
                                                            except per share amounts)
Revenues:
   Services                                                  $ 692,782    $ 643,119
   Sales of products                                            78,972       65,717
                                                             ---------    ---------
                                                               771,754      708,836
Costs and expenses:
   Costs of services                                           391,593      402,999
   Costs of sales                                               50,533       49,426
                                                             ---------    ---------
                                                               442,126      452,425
                                                             ---------    ---------

Gross profit                                                   329,628      256,411

Selling, general and administrative                             79,498       70,168
Research and development                                        41,422       24,575
                                                             ---------    ---------
   Operating expenses                                          120,920       94,743
                                                             ---------    ---------

Operating income                                               208,708      161,668

Other income (expense):
   Interest income                                               3,703        2,847
   Equity in earnings of unconsolidated affiliates               6,120        3,363
   Other income                                                  3,337        1,912
   Interest expense                                             (6,997)      (8,371)
                                                             ---------    ---------
                                                                 6,163         (249)
                                                             ---------    ---------

Income before income taxes                                     214,871      161,419

Income taxes                                                    79,502       61,340
                                                             ---------    ---------

Net income                                                   $ 135,369    $ 100,079
                                                             =========    =========

Basic earnings per share                                     $    2.34    $    1.75
                                                             =========    =========

Diluted earnings per share                                   $    2.12    $    1.71
                                                             =========    =========

Weighted average shares outstanding - basic                     57,882       57,252
                                                             =========    =========

Weighted average shares outstanding - diluted                   64,356       58,529
                                                             =========    =========

Dividends per share - common stock                           $    0.34    $       -
                                                             =========    =========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                            (Unaudited)
                                                                                          Nine Months Ended
                                                                                       ---------------------------
                                                                                       November 22,   November 23,
                                                                                           2003           2002
                                                                                       ------------   ------------
                                                                                        (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                             $    135,369   $    100,079
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation                                                                            81,449        101,858
     Intangibles amortization                                                                 2,908          4,051
     Tax benefit related to stock award plans                                                11,871          7,299
     Non-cash gain from consolidation of West Greenwich Technology
       Associates, L.P.                                                                      (5,292)             -
     Termination of interest rate swaps                                                           -         11,357
     Deferred income taxes provision                                                              -          1,130
     Equity in earnings of unconsolidated affiliates, net of dividends received                (263)           559
     Other                                                                                    6,943          5,351
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                              2,358         11,723
       Inventories                                                                           22,879         14,944
       Advance payments from customers                                                       43,414          5,211
       Other assets and liabilities                                                           8,300         17,402
                                                                                       ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   309,936        280,964

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts                     (211,867)      (131,221)
Acquisitions (net of cash acquired)                                                         (74,174)             -
Refundable performance deposit                                                              (20,000)             -
License fee                                                                                 (12,500)             -
Other                                                                                        (9,691)        (1,350)
                                                                                       ------------   ------------
NET CASH USED FOR INVESTING ACTIVITIES                                                     (328,232)      (132,571)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                                252,527              -
Principal payments on long-term debt                                                        (31,688)       (46,408)
Proceeds from stock options                                                                  22,068         15,842
Dividends paid                                                                              (19,928)             -
Purchases of treasury stock                                                                       -        (57,424)
Tender premiums and fees                                                                          -         (3,434)
Other                                                                                        (3,583)         2,926
                                                                                       ------------   ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                        219,396        (88,498)

Effect of exchange rate changes on cash                                                       3,262          2,519
                                                                                       ------------   ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                       204,362         62,414

Cash and cash equivalents at beginning of period                                            116,174         35,095
                                                                                       ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $    320,536   $     97,509
                                                                                       ============   ============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                      Accumulated
                                                                                     Additional          Other
                                                        Outstanding       Common      Paid-in        Comprehensive
                                                          Shares          Stock       Capital        Income (Loss)
                                                        -----------      --------    -----------     -------------
                                                                          (Dollars in thousands)
Balance at February 22, 2003                             56,638,331      $    923    $   235,266     $     (95,488)

Comprehensive income:
 Net income                                                       -             -              -                 -
 Other comprehensive income (loss), net of tax:
  Foreign currency translation                                    -             -              -            19,190
  Unrecognized net loss on derivative instruments                 -             -              -            (2,624)
  Unrealized loss on investments                                  -             -              -               (15)

Comprehensive income
Cash dividends on common stock ($0.17 per share)                  -             -              -                 -
Shares issued to acquire Interlott Technologies, Inc.       717,565             -         20,622                 -
Shares issued under employee stock purchase
 and stock award plans                                      185,484             -              -                 -
Shares issued upon exercise of stock options              1,523,626             -              -                 -
Tax benefits related to stock award plans                         -            -          11,871                 -
                                                         ----------      --------    -----------     -------------

Balance at November 22, 2003                             59,065,006      $    923    $   267,759     $     (78,937)
                                                         ==========      ========    ===========     =============
                                                          Retained         Treasury
                                                          Earnings           Stock             Total
                                                        -----------      ------------        ----------
                                                                     (Dollars in thousands)
Balance at February 22, 2003                            $   684,653      $   (509,788)       $  315,566

Comprehensive income:
 Net income                                                 135,369                 -           135,369
 Other comprehensive income (loss), net of tax:
  Foreign currency translation                                    -                 -            19,190
  Unrecognized net loss on derivative instruments                 -                 -            (2,624)
  Unrealized loss on investments                                  -                 -               (15)
                                                                                             ----------
Comprehensive income                                                                            151,920
Cash dividends on common stock ($0.17 per share)            (20,069)                -           (20,069)
Shares issued to acquire Interlott Technologies, Inc.             -            10,212            30,834
Shares issued under employee stock purchase
 and stock award plans                                          865             2,639             3,504
Shares issued upon exercise of stock options                    386            21,682            22,068
Tax benefits related to stock award plans                         -                 -            11,871
                                                        -----------      ------------        ----------

Balance at November 22, 2003                            $   801,204      $   (475,255)       $  515,694
                                                        ===========      ============        ==========

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Holdings, the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 22, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 28, 2004. The balance sheet at February 22, 2003 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2003 Annual Report on Form 10-K, as amended.

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

                                                 Three Months Ended              Nine Months Ended
                                            ----------------------------   ---------------------------
                                            November 22,    November 23,   November 22,   November 23,
                                                2003            2002           2003           2002
                                            ------------    ------------   ------------   ------------
                                            (Dollars and shares in thousands, except per share amounts)
Net income, as reported                     $     45,867    $     32,831   $    135,369   $    100,079
Deduct: Total stock-based compensation
  expense determined under the fair value
  method for all awards, net of related
  tax effects                                       (893)         (1,862)        (3,803)        (5,293)
                                            ------------    ------------   ------------   ------------
Pro forma net income                        $     44,974    $     30,969   $    131,566   $     94,786
                                            ============    ============   ============   ============

Basic earnings per share:
  As reported                               $        .78    $        .58   $       2.34   $       1.75
  Pro forma                                          .76             .54           2.27           1.66
Diluted earnings per share:
  As reported                               $        .69    $        .57   $       2.12   $       1.71
  Pro forma                                          .68             .53           2.06           1.62

NOTE 2 - BUSINESS ACQUISITIONS


POLCARD S.A.

On May 28, 2003, we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the largest debit and credit card merchant transaction acquirer and processor in Poland. At August 23, 2003, PolCard's outstanding equity was owned 66.5% by us, 33.2% by two funds managed by Innova Capital Sp. z o.o. ("Innova"), a Warsaw-based private equity investment advisor, and 0.3% by the Polish Bank Association, one of PolCard's previous owners. In September 2003, Innova exercised its rights under an option agreement to purchase from us, 3.7% of PolCard's equity for a purchase price of $2.3 million. Following the exercise of this right, we now own 62.8% of PolCard's outstanding equity, while the two funds managed by Innova own, in aggregate, 36.9% of PolCard's outstanding equity, the fair value of which approximated $22.2 million. The Polish Bank Association continues to own 0.3% of the outstanding equity of PolCard. We have a fair value option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value, during the period commencing approximately four and ending approximately six years after closing.

INTERLOTT TECHNOLOGIES, INC.

On September 18, 2003, we completed the acquisition of Interlott Technologies, Inc. ("Interlott"), a leading provider of instant ticket vending machines for the worldwide lottery industry. Interlott shareholders were given the opportunity to elect to receive either $9.00 per share in cash or a number of shares of Holdings common stock having a value of $9.00, or a combination of both, subject to adjustment so that the aggregate consideration we paid was 48.5% in cash and 51.5% in Holdings common stock. The final exchange ratio of
0.2156 shares of Holdings common stock for every share of Interlott common stock was determined based on the average closing price of $41.74 for Holdings common stock for the 20 trading day period commencing August 14, 2003 through September 11, 2003. For purposes of purchase accounting, Holdings common stock was valued at $42.97 per share using the average price of Holdings common stock two days prior to the acquisition date in accordance with Emerging Issues Task Force Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities issued in a Purchase Business Combination". The aggregate purchase price, including assumed debt, was as follows:

                                                                           Aggregate
                                                                         purchase price
                                                                         --------------
                                                                         (in millions)
Cash ($9.00 per share of Interlott common stock)                         $         28.2
Cash payment to cancel outstanding stock options relating to Interlott
 common stock                                                                       5.7
                                                                         --------------
   Cash purchase price                                                             33.9
Issuance of 717,565 shares of Holdings common stock                                30.8
                                                                         --------------
   Total aggregate purchase price                                                  64.7
Cash payment to settle Interlott debt                                              22.5
                                                                         --------------
                                                                         $         87.2
                                                                         ==============

The PolCard and Interlott acquisitions are individually and in the aggregate, not material to our consolidated financial statements and accordingly, pro forma financial information has not been presented. Neither acquisition required the approval of our shareholders.


SPIELO MANUFACTURING INC.

On November 7, 2003, we entered into an agreement to acquire all of the shares of privately-held Spielo Manufacturing Inc. ("Spielo"), a leading provider of video lottery terminals and related products and services to the global gaming industry. This agreement provides for us to pay a potential aggregate cash purchase price of approximately $185 million, which includes a $150 million cash payment at the closing and an earn-out amount of up to $35 million in the 18 months following the closing, which Spielo shareholders are entitled to receive based upon Spielo achieving certain video lottery terminal installation objectives in New York. Our obligation to complete this acquisition is subject to securing regulatory and gaming license approvals, and satisfying certain other closing conditions. Approval of this transaction by our shareholders is not required. We expect the closing of the Spielo acquisition to be completed in the second quarter of fiscal year 2005.

NOTE 3 - INVENTORIES

                             November 22,   February 22,
                                 2003           2003
                             ------------   ------------
                               (Dollars in thousands)
Inventories consist of:
      Raw materials          $      7,328   $     14,133
      Work in progress             49,509         54,855
      Finished goods                2,015          3,299
                             ------------   ------------
                             $     58,852   $     72,287
                             ============   ============

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts. Work in progress at November 22, 2003 and February 22, 2003, includes approximately $46.2 million and $51.3 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $95.9 million and $52.4 million at November 22, 2003 and February 22, 2003, respectively.


NOTE 4 - LICENSE FEE

In the first quarter of this fiscal year, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. This license fee is included in Other Assets in our Consolidated Balance Sheet at November 22, 2003 and will be amortized as a reduction in service revenue on a straight-line basis over the 20-year term of the Master Contract.


The Master Contract is part of a comprehensive economic development package that provides incentives for us to keep our world corporate headquarters and manufacturing operations in Rhode Island. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the $12.5 million up-front license fee; new online and video lottery related hardware, software and services; the development of a new world corporate headquarters facility of at least 210,000 square feet in Providence, Rhode Island by December 31, 2006; and improvements to our existing manufacturing facility in West Greenwich, Rhode Island. We have agreed to employ at least 1,000 people full-time in Rhode Island by the end of calendar year 2005 and maintain that level of employment thereafter. In the event the State of Rhode Island takes certain actions which affect our financial performance, we will be automatically released from the in-state employment obligation. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2008 by investing: (i) approximately $23 million during fiscal 2004; (ii) approximately $24 million during fiscal 2005; (iii) approximately $51 million during fiscal 2006; and (iv) the balance during fiscal 2007. In addition, in July 2003 we entered into a tax stabilization agreement (the "Agreement") with the City of Providence (the "City"), whereby the City agreed to stabilize the real estate and personal property taxes payable in connection with our new world corporate headquarters facility in the City and the personal property associated with such facility for 20 years. We also agreed to complete and occupy the facility by December 31, 2006, employ 500 employees at the facility by 2009, and we made certain commitments regarding our employment, purchasing and education activities in the City. The Lottery may terminate the Master Contract in the event that we fail to meet our obligations as stated above.

NOTE 5- REFUNDABLE PERFORMANCE DEPOSIT

On September 23, 2003, we entered into a 12-year contract extension to provide online lottery products and services to SAZKA, a.s. ("SAZKA"), the operator of lottery and betting games in the Czech Republic. The contract extension will commence on January 1, 2006 and expire on December 31, 2017. As part of the agreement with SAZKA, we paid SAZKA a $20 million performance deposit that SAZKA will repay upon achievement of certain milestones beginning in 2006, and is scheduled to be fully repaid by 2010. This performance deposit is included in Other Assets in our Consolidated Balance Sheet at November 22, 2003.


NOTE 6 - PRODUCT WARRANTIES

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

A summary of product warranty activity, which is included in Accrued Expenses in our Consolidated Balance Sheets, is as follows (dollars in thousands):

Balance at February 23, 2003                                         $       437
Additional reserves                                                          519
Charges incurred                                                             (40)
                                                                     -----------
Balance at November 22, 2003                                         $       916
                                                                     ===========

NOTE 7 - LONG-TERM DEBT

                                              November 22,   February 22,
                                                  2003           2003
                                              ------------   ------------
                                                (Dollars in thousands)
Long-term debt consists of:
     4.75% Senior Notes due 2010              $    249,622   $          -
     1.75% Convertible Debentures due 2021         175,000        175,000
     7.87% Series B Senior Notes due 2007           90,000         95,000
     Loan on World Headquarters due 2007            27,933              -
     Other                                          24,369         24,080
                                              ------------   ------------
                                                   566,924        294,080
     Less current portion                            9,012          6,992
                                              ------------   ------------
                                              $    557,912   $    287,088
                                              ============   ============

We have an unsecured revolving credit facility of $300 million expiring in June 2006 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at November 22, 2003 or February 22, 2003. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of November 22, 2003, there was $290.0 million available for borrowing under the Credit Facility, after considering $10.0 million of letters of credit issued and outstanding.

In September 2003, we repurchased $5.0 million of our 7.87% Series B Senior Notes due 2007 (the "Series B Senior Notes"). The Series B Senior Notes are unsecured and are guaranteed by Holdings and certain of our subsidiaries and interest on each series is payable semi-annually in arrears on May 15 and November 15 of each year.

In October 2003, we issued in a private placement, $250 million of 4.75% Senior Notes due 2010 (the "Senior Notes"). The Senior Notes are unsecured and are guaranteed by certain of our subsidiaries and interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning in April 2004. We intend to use the proceeds from the offering for general corporate purposes, which may include funding future acquisitions. In conjunction with this Senior Note offering, in October 2003, we entered into three interest rate swaps for an aggregate amount of $150 million, which effectively entitle us to exchange fixed rate payments for variable rate payments for the period October 15, 2003 to October 15, 2010.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

NOTE 9 - GUARANTEES AND INDEMNIFICATIONS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if the events set forth in the bond occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at November 22, 2003:

                            Total potential
                              commitments
                            ---------------
                            (in thousands)
Performance bonds           $       164,813
Financial guarantees                  7,294
All other bonds                       9,137
                            ---------------
                            $       181,244
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

In order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, at November 22, 2003, we guaranteed $4.9 million principal amount of loans made by an unrelated commercial lender to LTSC. The loans have a maturity date of January 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.

We are recognizing 56% of our product sales to, and service revenue from, LTSC. The remaining 44% of product sales (and related cost) and service revenue, has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is principally included in Other Liabilities in our Consolidated Balance Sheets at November 22, 2003 and February 22, 2003. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid. At November 22, 2003, deferred product gross profit and deferred service revenue totaled $3.8 million and $6.7 million, respectively.

TIMES SQUARED INCORPORATED

We guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") for which we received no monetary consideration. The amount outstanding under the lease at November 22, 2003, was $2.4 million. Our guarantee expires in December 2013. Times Squared is a nonprofit corporation established to provide, among other things, secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

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

GAMING ENTERTAINMENT (DELAWARE) L.L.C.

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is also owned 50% by a subsidiary of Full House Resorts, Inc. ("FHRI"). Pursuant to a 1995 management agreement ("Agreement"), GED manages a casino for Harrington Raceway, Inc. ("Harrington") and in return receives a percentage of gross revenues and operating profits as defined in the Agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the Agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act. The consideration we receive in exchange for the guarantee are the equity earnings from our ownership in GED.


NOTE 10 -- COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                         Three Months Ended           Nine Months Ended
                                     --------------------------   --------------------------
                                     November 22,  November 23,   November 22,  November 23,
                                         2003          2002           2003          2002
                                     ------------  ------------   ------------  ------------
                                                     (Dollars in thousands)
Net income                             $   45,867     $  32,831     $  135,369    $  100,079

Other comprehensive income (loss),
 net of tax
  Foreign currency translation             14,086        10,814         19,190         4,907
  Unrecognized net gain (loss) on
   derivative instruments                  (1,576)          129         (2,624)       (1,143)
  Unrealized loss on investments              (14)          (32)           (15)         (104)
                                       ----------     ---------     ----------    ----------
Comprehensive income                   $   58,363     $  43,742     $  151,920    $  103,739
                                       ==========     =========     ==========    ==========

NOTE 11 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                                        Three Months Ended                Nine Months Ended
                                                 -------------------------------   -------------------------------
                                                  November 22,    November 23,      November 22,    November 23,
                                                      2003            2002             2003             2002
                                                 --------------  ---------------   --------------  ---------------
                                                    (Dollars and shares in thousands, except per share amounts)
Numerator:
  Net income (Numerator for basic earnings
     per share)                                  $       45,867  $        32,831   $      135,369  $       100,079

Effect of dilutive securities:
  Interest expense on 1.75% Convertible
     Debentures, net of tax                                 517                -            1,182                -
                                                 --------------  ---------------   --------------  ---------------
Numerator for diluted earnings per share         $       46,384  $        32,831   $      136,551  $       100,079
                                                 ==============  ===============   ==============  ===============

Denominator:
   Denominator for basic earnings per share-
   weighted-average shares                               58,820           56,981           57,882           57,252

Effect of dilutive securities:
   1.75% Convertible Debentures                           6,364                -            4,806                -
   Employee stock options                                 1,559            1,025            1,537            1,187
   Unvested restricted and stock bonus
     discount shares                                        184               56              131               90
                                                 --------------  ---------------   --------------  ---------------
     Dilutive potential common shares                     8,107            1,081            6,474            1,277

Denominator for diluted earnings per
     share-adjusted weighted-average shares
     and assumed conversions                             66,927           58,062           64,356           58,529
                                                 ==============  ===============   ==============  ===============

Basic earnings per share                         $          .78  $           .58   $         2.34  $          1.75
                                                 ==============  ===============   ==============  ===============

Diluted earnings per share                       $          .69  $           .57   $         2.12  $          1.71
                                                 ==============  ===============   ==============  ===============

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

The Debentures were convertible for all 64 trading days in the quarter ended November 22, 2003, and all 6.4 million shares were included in the computation of diluted earnings per share. For the quarter ended November 23, 2002, none of the 6.4 million shares were included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

The Debentures were convertible for 144 out of 191 trading days during the nine month period ended November 22, 2003, and approximately 4.8 million shares were included in the computation of diluted earnings per share. For the nine months ended November 23, 2002, none of the 6.4 million shares were included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.


NOTE 12 - CONSOLIDATION OF WEST GREENWICH TECHNOLOGY ASSOCIATES, L.P.

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. Prior to the third quarter of fiscal 2004, we accounted for the Partnership using the equity method of accounting. Beginning in the third quarter of fiscal 2004, we consolidate the Partnership in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. As a result, we recorded our world headquarters facilities owned by the Partnership as an asset, and the Partnership's debt obligation as a liability in our consolidated financial statements. The adoption of this interpretation increased balance sheet assets and liabilities by $30.0 million and $26.7 million, respectively, and resulted in a one-time, non-cash, after-tax gain of $3.3 million. The pre-tax gain of $5.3 million is recorded in Other Income in our consolidated financial statements and not as a cumulative-effect adjustment because the gain is not material to our consolidated financial statements.


NOTE 13 - INCOME TAXES

Our effective income tax rate is greater than the statutory rate primarily due to state income taxes and certain expenses that are not deductible for income tax purposes.


NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the company's related parties in that same entity as its own interests. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46, as revised, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 (our fiscal 2004 fourth quarter) and for all other types of variable interest entities for periods ending after March 15, 2004 (our fiscal 2005 first quarter). Earlier application is permitted.

We have applied the provisions of FIN 46 to our 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us, resulting in the consolidation of the Partnership in the third quarter of fiscal 2004. Refer to
Note 12 for detailed disclosures.

Our evaluation of the impact of FIN 46 on certain of our investments created prior to February 1, 2003 is ongoing and is not expected to have a material impact on our financial statements. If applicable, we would not be required to apply FIN 46 to these investments until our fiscal 2005 first quarter.


NOTE 15 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

On December 18, 2001, Holdings (the "Parent Company") issued $175 million principal amount of 1.75% Convertible Debentures due 2021 (the "Convertible Debentures"). On October 9, 2003, the Parent Company issued $250 million principal amount of 4.75% Senior Notes due 2010 (the "Senior Notes"). The Convertible Debentures and Senior Notes are unsecured and unsubordinated obligations of the Parent Company that are jointly and severally, fully and unconditionally guaranteed by GTECH and three of its wholly-owned subsidiaries:
GTECH Rhode Island Corporation, GTECH Latin America Corporation and Interlott Technologies, Inc. (collectively with GTECH, the "Guarantor Subsidiaries"). Condensed consolidating financial information is presented below.

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

Condensed Consolidating Balance Sheets
November 22, 2003

                                           Parent         Guarantor      Non-Guarantor    Eliminating
                                          Company       Subsidiaries     Subsidiaries       Entries       Consolidated
                                       ---------------  -------------   ---------------  -------------   --------------
                                                            (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents           $             -  $     270,568   $        49,968  $           -   $      320,536
   Trade accounts receivable, net                    -         78,282            44,436              -          122,718
   Due from subsidiaries and
     affiliates                                      -         38,706                 -        (38,706)               -
   Sales-type lease receivables                      -          3,591             3,697              -            7,288
   Inventories                                       -         45,344            18,449         (4,941)          58,852
   Deferred income taxes                             -         24,700             4,710              -           29,410
   Other current assets                              -         10,980            16,222              -           27,202
                                       ---------------  -------------   ---------------  -------------   --------------
     Total Current Assets                            -        472,171           137,482        (43,647)         566,006

Systems, Equipment and Other
   Assets Relating to Contracts, net                 -        488,007            81,791         (7,868)         561,930
Investment in Subsidiaries and
   Affiliates                                  515,694        151,833                 -       (667,527)               -
Goodwill, net                                        -        114,807            74,002              -          188,809
Other Assets                                         -         89,841            79,391              -          169,232
                                       ---------------  -------------   ---------------  -------------   --------------
     Total Assets                      $       515,694  $   1,316,659   $       372,666  $    (719,042)  $    1,485,977
                                       ===============  =============   ===============  =============   ==============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                    $             -  $      49,614   $        24,557  $           -   $       74,171
   Due to subsidiaries and affiliates                -              -            38,706        (38,706)               -
   Accrued expenses                                  -         34,670            18,233              -           52,903
   Employee compensation                             -         25,036             7,134              -           32,170
   Advance payments from
     customers                                       -         43,138            52,718              -           95,856
   Deferred revenue and advance
     billings                                        -          7,202             2,873              -           10,075
   Income taxes payable                              -         51,690             4,382              -           56,072
   Taxes other than income taxes                     -         14,522            13,495              -           28,017
   Short term borrowings                             -              -             2,379              -            2,379
   Current portion of long-term debt                 -          3,537             5,475              -            9,012
                                        --------------  -------------   ---------------  -------------   --------------
     Total Current Liabilities                       -        229,409           169,952        (38,706)         360,655

Long-Term Debt, less current
   portion                                           -        524,038            33,874              -          557,912
Other Liabilities                                    -         34,709            17,007              -           51,716
Shareholders' Equity                           515,694        528,503           151,833       (680,336)         515,694
                                       ---------------  -------------   ---------------  -------------   --------------
     Total Liabilities and
     Shareholders' Equity              $       515,694  $   1,316,659   $       372,666  $    (719,042)  $    1,485,977
                                       ===============  =============   ===============  =============   ==============

Condensed Consolidating Income Statements
Three Months Ended November 22, 2003

                                         Parent        Guarantor      Non-Guarantor     Eliminating
                                        Company      Subsidiaries      Subsidiaries       Entries       Consolidated
                                    ---------------  -------------   ---------------   -------------   --------------
                                                                 (Dollars in thousands)
Revenues:
   Services                         $             -  $     164,238   $        66,987   $           -   $      231,225
   Sales of products                              -         14,308             9,389               -           23,697
   Intercompany sales and fees                    -         21,582            12,050         (33,632)               -
                                    ---------------  -------------   ---------------   -------------   --------------
                                                  -        200,128            88,426         (33,632)         254,922
Costs and expenses:
   Costs of services                              -         93,176            39,667            (852)         131,991
   Costs of sales                                 -          8,851             4,252              (9)          13,094
   Intercompany cost of sales
     and fees                                     -         16,285             5,796         (22,081)               -
                                    ---------------  -------------   ---------------   -------------   --------------
                                                  -        118,312            49,715         (22,942)         145,085
                                    ---------------  -------------   ---------------   -------------   --------------

Gross profit                                      -         81,816            38,711         (10,690)         109,837

Selling, general and administrative               -         19,718             8,449               -           28,167
Research and development                          -          9,045             3,881               -           12,926
                                    ---------------  -------------   ---------------   -------------   --------------
     Operating expenses                           -         28,763            12,330               -           41,093
                                    ---------------  -------------   ---------------   -------------   --------------

Operating income                                  -         53,053            26,381         (10,690)          68,744

Other income (expense):
     Interest income                              -            510               984               -            1,494
     Equity in earnings of
       unconsolidated affiliates                  -            430             1,070               -            1,500
     Equity in earnings of
       consolidated affiliates               45,867         18,038                 -         (63,905)               -
     Other income                                 -          3,574               478               -            4,052
     Interest expense                             -         (2,705)             (281)              -           (2,986)
                                    ---------------  -------------   ---------------   -------------   --------------
                                             45,867         19,847             2,251         (63,905)           4,060
                                    ---------------  -------------   ---------------   -------------   --------------

Income before income taxes                   45,867         72,900            28,632         (74,595)          72,804

Income taxes                                      -         26,973            10,594         (10,630)          26,937
                                    ---------------  -------------   ---------------   --------------  --------------

Net income                          $        45,867  $      45,927   $        18,038   $     (63,965)  $       45,867
                                    ===============  =============   ===============   =============   ==============

Condensed Consolidating Income Statements
Nine Months Ended November 22, 2003

                                        Parent         Guarantor      Non-Guarantor     Eliminating
                                        Company       Subsidiaries     Subsidiaries       Entries       Consolidated
                                    ---------------  -------------   ---------------   -------------   --------------
                                                                 (Dollars in thousands)
Revenues:
   Services                         $             -  $     503,436   $       189,346   $           -   $      692,782
   Sales of products                              -         34,393            44,579               -           78,972
   Intercompany sales and fees                    -         66,924            33,983        (100,907)               -
                                    ---------------  -------------   ---------------   -------------   --------------
                                                  -        604,753           267,908        (100,907)         771,754
Costs and expenses:
   Costs of services                              -        275,207           119,285          (2,899)         391,593
   Costs of sales                                 -         18,832            31,764             (63)          50,533
   Intercompany cost of sales
     and fees                                     -         70,889            14,348         (85,237)               -
                                    ---------------  -------------   ---------------   -------------   --------------
                                                  -        364,928           165,397         (88,199)         442,126
                                    ---------------  -------------   ---------------   -------------   --------------

Gross profit                                      -        239,825           102,511         (12,708)         329,628

Selling, general and administrative               -         55,404            24,094               -           79,498
Research and development                          -         28,860            12,562               -           41,422
                                    ---------------  -------------   ---------------   -------------   --------------
     Operating expenses                           -         84,264            36,656               -          120,920
                                    ---------------  -------------   ---------------   -------------   --------------

Operating income                                  -        155,561            65,855         (12,708)         208,708

Other income (expense):
     Interest income                              -          1,070             2,633               -            3,703
     Equity in earnings of
       unconsolidated affiliates                  -          3,001             3,119               -            6,120
     Equity in earnings of
       consolidated affiliates              135,369         42,551                 -        (177,920)               -
     Other income (expense)                       -          6,303            (2,966)              -            3,337
     Interest expense                             -         (5,897)           (1,100)              -           (6,997)
                                    ---------------  -------------   ---------------   -------------   --------------
                                            135,369         47,028             1,686        (177,920)           6,163
                                    ---------------  -------------   ---------------   -------------   --------------

Income before income taxes                  135,369        202,589            67,541        (190,628)         214,871

Income taxes                                      -         74,958            24,990         (20,446)          79,502
                                    ---------------  -------------   ---------------   -------------   --------------

Net income                          $       135,369  $     127,631   $        42,551   $    (170,182)  $      135,369
                                    ===============  =============   ===============   =============   ==============

Condensed Consolidating Income Statements
Three Months Ended November 23, 2002

                                         Parent        Guarantor      Non-Guarantor     Eliminating
                                        Company       Subsidiaries     Subsidiaries       Entries       Consolidated
                                    ---------------  -------------   ---------------   -------------   --------------
                                                                 (Dollars in thousands)
Revenues:
   Services                         $             -  $     156,069   $        51,715   $           -   $      207,784
   Sales of products                              -         43,266             5,416               -           48,682
   Intercompany sales and fees                    -         19,858            11,956         (31,814)               -
                                    ---------------  -------------   ---------------   -------------   --------------
                                                  -        219,193            69,087         (31,814)         256,466
Costs and expenses:
   Costs of services                              -         93,275            38,846          (2,999)         129,122
   Costs of sales                                 -         35,222             3,968            (120)          39,070
   Intercompany cost of sales
     and fees                                     -         14,835             5,739         (20,574)               -
                                    ---------------  -------------   ---------------   -------------   --------------
                                                  -        143,332            48,553         (23,693)         168,192
                                    ---------------  -------------   ---------------   -------------   --------------

Gross profit                                      -         75,861            20,534          (8,121)          88,274

Selling, general and administrative               -         18,958             5,400               -           24,358
Research and development                          -          8,421             2,482               -           10,903
                                    ---------------  -------------   ---------------   -------------   --------------
     Operating expenses                           -         27,379             7,882               -           35,261
                                    ---------------  -------------   ---------------   -------------   --------------

Operating income                                  -         48,482            12,652          (8,121)          53,013

Other income (expense):
     Interest income                              -            514               514               -            1,028
     Equity in earnings of
       unconsolidated affiliates                  -            289             1,117               -            1,406
     Equity in earnings of
       consolidated affiliates               32,831         10,976                 -         (43,807)               -
     Other income (expense)                       -         (3,562)            3,796               -              234
     Interest expense                             -         (2,351)             (377)              -           (2,728)
                                    ---------------  -------------   ---------------   -------------   --------------
                                             32,831          5,866             5,050         (43,807)             (60)
                                    ---------------  -------------   ---------------   -------------   --------------

Income before income taxes                   32,831         54,348            17,702         (51,928)          52,953

Income taxes                                      -         20,652             6,726          (7,256)          20,122
                                    ---------------  -------------   ---------------   -------------   --------------

Net income                          $        32,831  $      33,696   $        10,976   $     (44,672)  $       32,831
                                    ===============  =============   ===============   =============   ==============

NOTE 15 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION\
(continued)

Condensed Consolidating Income Statements
Nine Months Ended November 23, 2002

                                         Parent       Guarantor     Non-Guarantor     Eliminating
                                         Company     Subsidiaries    Subsidiaries       Entries          Consolidated
                                     --------------  ------------  ---------------   -------------       -------------
                                                              (Dollars in thousands)
Revenues:
   Services                          $           -   $    487,222  $       155,897   $            -      $     643,119
   Sales of products                             -         53,401           12,316                -             65,717
   Intercompany sales and fees                   -         68,642           36,866         (105,508)                 -
                                     -------------   ------------  ---------------   --------------      -------------
                                                 -        609,265          205,079         (105,508)           708,836
Costs and expenses:
   Costs of services                             -        287,529          123,885           (8,415)           402,999
   Costs of sales                                -         41,078            8,783             (435)            49,426
   Intercompany cost of sales
     and fees                                    -         43,619           13,026          (56,645)                 -
                                     -------------    -----------  ---------------   --------------      -------------
                                                 -        372,226          145,694          (65,495)           452,425
                                     -------------    -----------  ---------------   --------------      -------------

Gross profit                                     -        237,039           59,385          (40,013)           256,411

Selling, general and administrative              -         53,515           16,653                -             70,168
Research and development                         -         18,738            5,837                -             24,575
                                     -------------    -----------  ---------------   --------------      -------------
     Operating expenses                          -         72,253           22,490                -             94,743
                                     -------------    -----------  ---------------   --------------      -------------

Operating income                                 -        164,786           36,895          (40,013)           161,668

Other income (expense):
     Interest income                             -          1,263            1,584                -              2,847
     Equity in earnings of
       unconsolidated affiliates                 -            585            2,778                -              3,363
     Equity in earnings of
       consolidated affiliates             100,079         29,206                -         (129,285)                 -
     Other income (expense)                      -         (5,233)           7,145                -              1,912
     Interest expense                            -         (7,075)          (1,296)               -             (8,371)
                                     -------------    -----------  ---------------   --------------      -------------
                                           100,079         18,746           10,211         (129,285)              (249)
                                     -------------    -----------  ---------------   --------------      -------------

Income before income taxes                 100,079        183,532           47,106         (169,298)           161,419

Income taxes                                     -         69,742           17,900          (26,302)            61,340
                                     -------------    -----------  ---------------   --------------      -------------

Net income                           $     100,079    $   113,790  $        29,206   $     (142,996)     $     100,079
                                     =============    ===========  ===============   ==============      =============

NOTE 15 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended November 22, 2003

                                         Parent        Guarantor      Non-Guarantor     Eliminating
                                        Company       Subsidiaries     Subsidiaries       Entries       Consolidated
                                    ---------------  -------------   ---------------   -------------   --------------
                                                                 (Dollars in thousands)

Net cash provided by operating
   activities                       $             -  $     253,810   $        56,508   $       (382)    $     309,936

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                    -       (200,454)          (11,795)           382          (211,867)
   Acquisitions (net of cash acquired)            -        (40,426)          (33,748)             -           (74,174)
   Refundable performance deposit                 -              -           (20,000)             -           (20,000)
   License fee                                    -        (12,500)                -              -           (12,500)
   Other                                          -         (9,691)                -              -            (9,691)
                                    ---------------  -------------   ---------------  -------------    --------------
Net cash used for investing
     activities                                   -       (263,071)          (65,543)           382          (328,232)

Financing Activities
   Net proceeds from issuance
     of long-term debt                            -        251,006             1,521              -           252,527
    Principal payments on long-term
     debt                                         -        (27,759)           (3,929)             -           (31,688)
   Proceeds from stock options               22,068              -                 -              -            22,068
   Dividends paid                           (19,928)             -                 -              -           (19,928)
   Intercompany capital transactions         (3,222)       (30,526)           33,748              -                 -
   Other                                      1,082         (1,819)           (2,846)             -            (3,583)
                                    ---------------  -------------   ---------------  -------------    --------------
Net cash provided by (used for)
     financing activities                         -        190,902            28,494              -           219,396

Effect of exchange rate changes
     on cash                                      -            188             3,074              -             3,262
                                    ---------------  -------------   ---------------  -------------    --------------
Increase in cash and cash
     equivalents                                  -        181,829            22,533              -           204,362
Cash and cash equivalents at
     beginning of period                          -         88,739            27,435              -           116,174
                                    ---------------  -------------   ---------------  -------------    --------------
Cash and cash equivalents at end
     of period                      $             -  $     270,568   $        49,968  $           -    $      320,536
                                    ===============  =============   ===============  =============    ==============

NOTE 15 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended November 22, 2003

                                          Parent          Guarantor      Non-Guarantor     Eliminating
                                         Company         Subsidiaries    Subsidiaries         Entries      Consolidated
                                     ---------------    -------------   ---------------   -------------   --------------
                                                                 (Dollars in thousands)
Net cash provided by operating
   activities                        $             -    $     265,956   $        14,922   $         86    $       280,964

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                     -         (121,396)           (9,739)           (86)         (131,221)
   Other                                           -           (1,350)                -              -            (1,350)
                                     ---------------    -------------   ---------------   -------------   --------------

Net cash used for investing
     activities                                    -         (122,746)           (9,739)           (86)         (132,571)

Financing Activities
   Principal payments on long-term
     debt                                          -          (42,989)           (3,419)             -           (46,408)
   Purchases of treasury stock               (57,424)               -                 -               -          (57,424)
   Proceeds from stock options                15,842                -                 -               -           15,842
   Tender premiums and fees                        -           (3,434)                -               -           (3,434)
   Intercompany capital transactions          40,698          (40,698)                -               -                -
   Other                                         884             (120)            2,162               -            2,926
                                     ---------------    -------------   ---------------   -------------   --------------
Net cash used for financing
     activities                                    -          (87,241)           (1,257)              -          (88,498)

Effect of exchange rate changes
     on cash                                       -           (1,767)            4,286               -            2,519
                                     ---------------    -------------   ---------------   -------------   --------------
Increase in cash and
     cash equivalents                              -           54,202             8,212               -           62,414
Cash and cash equivalents at
     beginning of period                           -           25,865             9,230               -           35,095
                                     ---------------    -------------   ---------------   -------------   --------------
Cash and cash equivalents at end
     of period                       $             -    $      80,067   $        17,442   $           -   $       97,509
                                     ===============    =============   ===============   =============   ==============

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

     - we derive close to half of our revenues from foreign jurisdictions (including over ten percent from our Brazilian operations) and are subject to the economic, political and social instability risks of doing business in foreign jurisdictions;

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

General

We operate on a 52 or 53-week fiscal year ending on the last Saturday in February and fiscal 2004 ends on February 28, 2004. Fiscal 2004 is a 53-week year and we will include the extra week in our fourth quarter ending February 28, 2004.

We have derived substantially all of our revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Our service revenues are derived primarily from lottery service contracts, which are typically at least five years in duration, and generally provide compensation to us based upon a percentage of a lottery's gross online lottery sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. We derive product sale revenues primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sale contracts. The size and timing of these transactions have resulted in variability in product sale revenues from period to period. We currently anticipate that product sales during fiscal 2004 will be in the range of $105 million to $110 million.

We continue to evaluate a variety of opportunities to broaden our offerings of high-volume transaction processing services outside of our core market of providing online lottery services, such as the processing and transmission of commercial, non-lottery transactions including bill payments, electronic tax payments, utility payments, prepaid cellular telephone recharges and retail-based programs such as gift cards. Currently, our networks in Brazil, Chile, the Czech Republic and Jamaica process bill payments and other commercial service transactions. In addition, in May 2003 we acquired PolCard, the largest debit and credit card merchant transaction acquirer and processor in Poland. In the near term, we expect to concentrate our efforts to grow commercial service revenues in Brazil, Poland, the United Kingdom and Turkey. While our goal is to leverage our technology, infrastructure and relationships to drive growth in commercial services, if, in the course of pursuing these opportunities, we see a chance to gain access to certain markets through the acquisition of existing businesses, we may consider making such acquisitions.

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

     - Part I, Item 3 - "Legal Proceedings" in our fiscal 2003 Annual Report on Form 10-K, as amended;

     - Note 11 to the Consolidated Financial Statements in our fiscal 2003 Annual Report on Form 10-K, as amended

We are a global business and we derive a substantial portion of our revenue from our operations outside the United States. In particular, in fiscal 2003, we derived 49.2% of our revenues from international operations and 10.3% of our revenues from our Brazilian operations alone (including 9.8% of our revenues from Caixa Economica Federal, the operator of Brazil's National Lottery, our largest customer in fiscal 2003 based on annual revenues). In addition, a substantial portion of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. We are also exposed to more general risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability.


Significant Contract Bids and Extensions

A majority of our revenues and cash flow is derived from our portfolio of long-term online lottery service contracts, each of which in the ordinary course of our business is periodically the subject of competitive procurement or renegotiation. In the third quarter of fiscal 2004, we continued to execute against our growth strategy by signing new contracts and contract extensions both domestically and abroad.

During the third quarter of fiscal 2004, following public, competitive procurements, we were selected by both the Florida Lottery and Tennessee Education Lottery Corporation to supply new online lottery systems, lottery terminals, and related telecommunications networks in each of those respective states. On November 26, 2003 (after the close of the third quarter of this fiscal year), we signed a six-year integrated services contract with the Florida Lottery which is expected to commence on February 1, 2005 and includes two, two-year extension options. In Tennessee, the proposed seven-year integrated services contract is expected to commence on February 10, 2004 and does not include any extension options. In addition, during the third quarter of fiscal 2004, we signed a 12-year contract extension to provide online lottery products and services to SAZKA a.s., the operator of lottery and betting games in the Czech Republic and we also extended our relationship with lottery customers in Denmark and Portugal.

In December 2003 (after the close of our fiscal 2004 third quarter), following a public, competitive procurement, we signed a 10-year integrated services contract to provide online, instant and passive lottery technology and management services in Sri Lanka, which includes a five-year extension option. We anticipate launching the new system in mid-2004.

Over the past several fiscal years, contract renewal and extension rates in the United States have generally been lower than existing contract rates due to a number of factors, including the substantial growth of lottery sales during the latter part of the 1990's and calendar year 2002, reductions in the cost of technology and telecommunications services, and general market and competitive dynamics. In anticipation and response to these trends, beginning in fiscal 2001, we began the implementation of our new Enterprise Series-led technology strategy combined with the implementation of a number of ongoing cost savings initiatives and efficiency improvement programs designed to enable us to maintain our market leadership in the lottery industry.



Recent Developments

POLCARD S.A.

On May 28, 2003, we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the largest debit and credit card merchant transaction acquirer and processor in Poland. At August 23, 2003, PolCard's outstanding equity was owned 66.5% by us, 33.2% by two funds managed by Innova Capital Sp. z o.o. ("Innova"), a Warsaw-based private equity investment advisor, and 0.3% by the Polish Bank Association, one of PolCard's previous owners. In September 2003, Innova exercised its rights under an option agreement to purchase from us, 3.7% of PolCard's equity for a purchase price of $2.3 million. Following the exercise of this right, we now own 62.8% of PolCard's outstanding equity, while the two funds managed by Innova own, in aggregate, 36.9% of PolCard's outstanding equity, the fair value of which approximated $22.2 million. The Polish Bank Association continues to own 0.3% of the outstanding equity of PolCard. We have a fair value option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value, during the period commencing approximately four and ending approximately six years after closing.


INTERLOTT TECHNOLOGIES, INC.

On September 18, 2003, we completed the acquisition of Interlott Technologies, Inc. ("Interlott"), a leading provider of instant ticket vending machines for the worldwide lottery industry. Interlott shareholders were given the opportunity to elect to receive either $9.00 per share in cash or a number of shares of Holdings common stock having a value of $9.00, or a combination of both, subject to adjustment so that the aggregate consideration we paid was 48.5% in cash and 51.5% in Holdings common stock. The final exchange ratio of
0.2156 shares of Holdings common stock for every share of Interlott common stock was determined based on the average closing price of $41.74 for Holdings common stock for the 20 trading day period commencing August 14, 2003 through September 11, 2003. For purposes of purchase accounting, Holdings common stock was valued at $42.97 per share using the average price of Holdings common stock two days prior to the acquisition date in accordance with Emerging Issues Task Force Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities issued in a Purchase Business Combination". The aggregate purchase price, including assumed debt, was as follows:

                                                                                    Aggregate
                                                                                  purchase price
                                                                                  --------------
                                                                                   (in millions)
Cash ($9.00 per share of Interlott common stock)                                  $         28.2
Cash payment to cancel outstanding stock options relating to Interlott
  common stock                                                                               5.7
                                                                                  --------------
    Cash purchase price                                                                     33.9
Issuance of 717,565 shares of Holdings common stock                                         30.8
                                                                                  --------------
    Total aggregate purchase price                                                          64.7
Cash payment to settle Interlott debt                                                       22.5
                                                                                  --------------
                                                                                  $         87.2
                                                                                  ==============

The PolCard and Interlott acquisitions did not require the approval of our shareholders.


SPIELO MANUFACTURING INC.

On November 7, 2003, we entered into an agreement to acquire all of the shares of privately-held Spielo Manufacturing Inc. ("Spielo"), a leading provider of video lottery terminals and related products and services to the global gaming industry. This agreement provides for us to pay a potential aggregate cash purchase price of approximately $185 million, which includes a $150 million cash payment at the closing and an earn-out amount of up to $35 million in the 18 months following the closing, which Spielo shareholders are entitled to receive based upon Spielo achieving certain video lottery terminal installation objectives in New York. Our obligation to complete this acquisition is subject to securing regulatory and gaming license approvals, and satisfying certain other closing conditions. Approval of this transaction by our shareholders is not required. We expect the closing of the Spielo acquisition to be completed in the second quarter of fiscal year 2005.


DIVIDEND

On October 31, 2003, we paid our second quarterly cash dividend of $0.17 per share to shareholders of record as of October 15, 2003, for a total of $10.0 million.



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

In certain Product Sale Contracts (primarily the sale of lottery terminals), we are not responsible for installation. In these cases, we recognize revenue when the four basic revenue recognition criteria of SEC Staff Accounting Bulletin 101 have been met.

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


IMPAIRMENT OF GOODWILL

We perform a test for the impairment of goodwill annually, during our fiscal third quarter, or more frequently if events or circumstances indicate that goodwill may be impaired. Because we have a single operating and reportable business segment (the Transaction Processing Segment), we perform this test by comparing the fair value of the Transaction Processing Segment with its book value, including goodwill. If the fair value of the Transaction Processing Segment exceeds its book value, goodwill is not impaired. If the book value exceeds the fair value, we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, a write-down would be recorded.


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

Consolidation of West Greenwich Technology Associates, L.P.

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. Prior to the third quarter of fiscal 2004, we accounted for the Partnership using the equity method of accounting. Beginning in the third quarter of fiscal 2004, we consolidate the Partnership in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. As a result, we recorded our world headquarters facilities owned by the Partnership as an asset, and the Partnership's debt obligation as a liability in our consolidated financial statements. The adoption of this interpretation increased balance sheet assets and liabilities by $30.0 million and $26.7 million, respectively, and resulted in a one-time, non-cash, after-tax gain of $3.3. The pre-tax gain of $5.3 million is recorded in Other Income in our consolidated financial statements and not as a cumulative-effect adjustment because the gain is not material to our consolidated financial statements.


Effect of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the company's related parties in that same entity as its own interests. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46, as revised, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 (our fiscal 2004 fourth quarter) and for all other types of variable interest entities for periods ending after March 15, 2004 (our fiscal 2005 first quarter). Earlier application is permitted.

We have applied the provisions of FIN 46 to our 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us, resulting in the consolidation of the Partnership in the third quarter of fiscal 2004. Refer to "Consolidation of West Greenwich Technology Associates, L.P." above for detailed disclosures.

Our evaluation of the impact of FIN 46 on certain of our investments created prior to February 1, 2003 is ongoing and is not expected to have a material impact on our financial statements. If applicable, we would not be required to apply FIN 46 to these investments until our fiscal 2005 first quarter.

Results of Operations

THREE MONTHS ENDED NOVEMBER 22, 2003 VERSUS THREE MONTHS ENDED NOVEMBER 23, 2002

Revenues were $254.9 million in the third quarter of fiscal 2004, compared to $256.5 million in the third quarter of fiscal 2003, down $1.5 million, or 0.6%.

The following discussion on service revenues should be read in conjunction with the table below (in millions):

                                                  Three Months Ended
                                   -------------------------------------------------------
                                                                             Change
                                    November 22,     November 23,      -------------------
Service revenues                        2003             2002              $           %
----------------------             --------------   --------------     ---------     -----
Domestic lottery                   $        123.5   $        116.2     $     7.3       6.2
International lottery                        86.4             79.7           6.7       8.5
Commercial services                          20.7             11.2           9.5      85.8
All other                                     0.6              0.7          (0.1)    (21.0)
                                   --------------   --------------     ---------     -----
                                   $        231.2   $        207.8     $    23.4      11.3
                                   ==============   ==============     =========     =====

Our domestic lottery service revenues were $123.5 million in the third quarter of fiscal 2004, compared to $116.2 million in the third quarter of fiscal 2003, up $7.3 million, or 6.2%. This 6.2% increase was primarily due to higher service revenues of approximately 3% from an increase in sales by our domestic lottery customers, with the balance of the increase due to the combined effect of higher jackpot activity and new contracts, including the impact of the Interlott acquisition, net of contractual rate changes. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels, such as Keno.

Our international lottery service revenues grew to $86.4 million in the third quarter of fiscal 2004, from $79.7 million in the third quarter of fiscal 2003, up $6.7 million, or 8.5%. This 8.5% increase includes higher service revenues of approximately 7% from an increase in sales by our international lottery customers, with the balance of the increase due to the impact of favorable foreign exchange rates, net of the combined effect of lower jackpot activity and contractual rate changes. While we are not able to quantify precisely the reasons for increases in sales by our international lottery customers, we believe that in general, such increases are attributable to more rapid growth rates typical of newer lottery jurisdictions and the successful introduction of new games.

Service revenues from commercial transaction processing services were $20.7 million in the third quarter of fiscal 2004, compared to $11.2 million in the third quarter of fiscal 2003, up $9.5 million, or 85.8%, primarily due to the acquisition of PolCard, which contributed $6.8 million of service revenues in the third quarter of this fiscal year.

Product sales were $23.7 million in the third quarter of fiscal 2004, compared to $48.7 million in the third quarter of fiscal 2003, down $25.0 million or 51.3%. Product sales in the third quarter of the prior year included a one-time sale of a turnkey system to our customer in France.

Our service margins improved from 37.9% in the third quarter of fiscal 2003 to 42.9% in the third quarter of fiscal 2004, primarily due to lower depreciation of approximately 2 percentage points, principally related to fully depreciated assets associated with our contract with Caixa Economica Federal in Brazil, with the balance of the increase primarily due to the impact of higher service revenues.

Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. Our product margins were 44.7% in the third quarter of fiscal 2004 compared to 19.7% in the third quarter of fiscal 2003. This change was primarily due to the different mix of sales, with higher margin software and equipment sales recorded in the third quarter of fiscal 2004.

Operating expenses were $41.1 million in the third quarter of fiscal 2004, compared to $35.3 million in the third quarter of fiscal 2003, up $5.8 million, or 16.5%. This increase was driven by $3.8 million of increased spending on selling, general and administrative expenses, primarily driven by increased business development activities and the consolidation of PolCard and Interlott. In addition, our investment in research and development increased by $2.0 million as we continue our efforts to accelerate the development and deployment of Enterprise Series into the marketplace. As a percentage of revenues, operating expenses were 16.1% and 13.7% during the third quarters of fiscal 2004 and 2003, respectively.

Other income was $4.1 million in the third quarter of fiscal 2004, compared to $0.2 million in the third quarter of fiscal 2003. This $3.9 million increase was primarily due to a one-time, non-cash, pre-tax gain of $5.3 million resulting from the consolidation of the partnership that owns our world headquarters facilities, in compliance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

Weighted average diluted shares in the third quarter of fiscal 2004 increased by
8.9 million shares to 66.9 million shares, primarily due to the convertibility during the third quarter of our $175 million principal amount of 1.75% Convertible Debentures (the "Debentures") into shares of our common stock, resulting in a decrease to diluted earnings per share of approximately $0.07. These Debentures are convertible at the option of the holder into shares of our common stock at a conversion price of approximately $27.50 per share when, among other circumstances, our stock closes above $33 per share for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 6.4 million shares issuable upon the conversion of the Debentures. The Debentures were convertible for all 64 trading days in the third quarter of fiscal 2004, and accordingly, all 6.4 million shares were included in the computation of diluted earnings per share.

Our effective income tax rate decreased from 38% in the third quarter of fiscal 2003 to 37% in the third quarter of fiscal 2004 principally due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory tax rate and the increased recognition of research and development tax credits.



NINE MONTHS ENDED NOVEMBER 22, 2003 VERSUS NINE MONTHS ENDED NOVEMBER 23, 2002

Revenues were $771.8 million in the first nine months of fiscal 2004, compared to $708.8 million in the first nine months of fiscal 2003, up $63.0 million, or 8.9%.

The following discussion on service revenues should be read in conjunction with the table below (in millions):

                                                  Nine Months Ended
                                   -------------------------------------------------------
                                                                             Change
                                    November 22,     November 23,      -------------------
Service revenues                        2003             2002              $           %
----------------                   --------------   --------------     ---------      ----
Domestic lottery                   $        378.4   $        363.2     $    15.2       4.2
International lottery                       260.2            239.6          20.6       8.6
Commercial services                          52.3             38.3          14.0      36.3
All other                                     1.9              2.0          (0.1)     (8.0)
                                   --------------   --------------     ---------      ----
                                   $        692.8   $        643.1     $    49.7       7.7
                                   ==============   ==============     =========      ====

Our domestic lottery service revenues were $378.4 million in the first nine months of fiscal 2004, compared to $363.2 million in the first nine months of fiscal 2003, up $15.2 million, or 4.2%. This 4.2% increase includes higher service revenues of approximately 4% from an increase in sales by our domestic lottery customers, with the balance of the increase due to the combined effect of new contracts and the impact of the PolCard and Interlott acquisitions, net of contractual rate changes. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels, such as Keno.

Our international lottery service revenues were $260.2 million in the first nine months of fiscal 2004, compared to $239.6 million in the first nine months of fiscal 2003, up $20.6 million, or 8.6%. This 8.6% increase includes higher service revenues of approximately 10% from an increase in sales by our international lottery customers, along with the impact of favorable foreign exchange rates, partially offset by the impact of contractual rate changes. While we are not able to quantify precisely the reasons for increases in sales by our international lottery customers, we believe that in general, such increases are attributable to more rapid growth rates typical of newer lottery jurisdictions and the successful introduction of new games.

Service revenues from commercial transaction processing services were $52.3 million in the first nine months of fiscal 2004, compared to $38.3 million in the first nine months of fiscal 2003, up $14.0 million, or 36.3%, primarily due to the consolidation of PolCard, which contributed $13.9 million of service revenues in the first nine months of this fiscal year.

Product sales were $79.0 million in the first nine months of fiscal 2004, compared to $65.7 million in the first nine months of fiscal 2003, up $13.3 million. This increase was primarily driven by the sale of our new interactive, web-based software application, ES Interactive, to our customer in the United Kingdom.

Our service margins improved from 37.3% in the first nine months of fiscal 2003 to 43.5% in the first nine months of fiscal 2004. This 6.2 percentage point increase was primarily due to lower depreciation of 3.0 percentage points (principally related to fully depreciated assets associated with our contract with Caixa Economica Federal in Brazil), 1.4 percentage points from the absence of certain consulting costs incurred during the first nine months of the prior year, and the balance of the increase primarily due to the impact of higher service revenues.

Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. Our product margins were 36.0% in the first nine months of fiscal 2004 compared to 24.8% in the first nine months of fiscal 2003, primarily due to the different mix of sales during the two periods.

Operating expenses were $120.9 million in the first nine months of fiscal 2004, compared to $94.7 million in the first nine months of fiscal 2003, up $26.2 million, or 27.6%. This increase was driven by $16.9 million of increased spending on research and development as we continue our efforts to accelerate the development and deployment of Enterprise Series into the marketplace. In addition, selling, general and administrative expense was up $9.3 million, primarily driven by an increase in business development and related bidding activity, along with expenses of PolCard and Interlott. As a percentage of revenues, operating expenses were 15.7% and 13.4% during the first nine months of fiscal 2004 and 2003, respectively.

The components of other income in the first nine months of fiscal 2004 and 2003 are as follows (in millions):

                                                                                        Nine Months Ended
                                                                                ---------------------------------
                                                                                 November 22,      November 23,
                                                                                     2003              2002
                                                                                --------------    ---------------
Non-cash gain resulting from the consolidation of the partnership that          $          5.3    $             -
   owns our world headquarters facilities
Foreign exchange gains                                                                     0.3                5.4
Tender premiums and fees associated with the early retirement of our                         -               (2.1)
   7.75% Series A Senior Notes due 2004, net of proceeds from the sale of certain interest rate swaps associated with these notes
Other                                                                                     (2.3)              (1.4)
                                                                                --------------    ---------------
   Total other income                                                           $          3.3    $           1.9
                                                                                ==============    ===============

Weighted average diluted shares in the first nine months of fiscal 2004 increased by 5.8 million shares to 64.4 million shares, primarily due to the convertibility during the first nine months of this fiscal year of our $175 million principal amount of 1.75% Convertible Debentures (the "Debentures") into shares of our common stock, resulting in a decrease to diluted earnings per share of approximately $0.15. These Debentures are convertible at the option of the holder into shares of our common stock at a conversion price of approximately $27.50 per share when, among other circumstances, our stock closes above $33 per share for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 6.4 million shares issuable upon the conversion of the Debentures. The Debentures were convertible for 144 out of 191 trading days in the first nine months of fiscal 2004, and approximately 4.8 million shares were included in the computation of diluted earnings per share.

Our effective income tax rate decreased from 38% in the first nine months of fiscal 2003 to 37% in the first nine months of fiscal 2004 principally due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory tax rate and the increased recognition of research and development tax credits.



Changes in Financial Position, Liquidity and Capital Resources

During the first nine months of fiscal 2004, we generated $309.9 million of cash from operations which, along with cash on hand, was principally used to purchase $211.9 million of systems, equipment and other assets relating to contracts and to fund acquisitions of $74.2 million. In addition, during the third quarter of this fiscal year, we issued $250 million of 4.75% Senior Notes. At November 22, 2003, we had $320.5 million of cash and cash equivalents on hand, of which approximately $96.4 million was invested in a savings account at a major U.S. financial institution with a credit rating of AA- and Aa2 from Standard and Poor's and Moody's Investor Service, respectively, and approximately $196.1 million was invested in tax-exempt municipal and auction rate securities that typically have a minimal credit rating of A- or A3 from Standard and Poor's and Moody's Investor Service, respectively. At November 22, 2003, the weighted average duration and weighted average taxable equivalent yield of the portfolio was approximately eight days and 1.6%, respectively. At the end of the fiscal 2004 third quarter, there was $290.0 million available for borrowing under our $300 million credit facility after considering $10.0 million of letters of credit issued and outstanding under the credit facility.

Trade accounts receivable, net increased by $15.0 million, from $107.7 million at February 22, 2003 to $122.7 million at November 22, 2003, primarily due to $29.4 million related to the consolidation of PolCard and Interlott, partially offset by collections related to product sales we recorded in the prior fiscal year.

Inventories decreased by $13.4 million, from $72.3 million at February 22, 2003 to $58.9 million at November 22, 2003, primarily due to the sale of ES Interactive to our customer in the United Kingdom, partially offset by an increase of inventory associated with product sales expected to be recorded during fiscal 2005 and inventory associated with the acquisition of Interlott.

Other current assets increased by $8.5 million, from $18.7 million at February 22, 2003 to $27.2 million at November 22, 2003, primarily due to $6.1 million of prepayments and $3.9 million of value-added tax receivables, both related to ongoing lottery system installations, primarily in Europe.

Systems, equipment and other assets relating to contracts, net, increased by $151.0 million, from $410.9 million at February 22, 2003 to $561.9 million at November 22, 2003, primarily due to the purchase of $211.9 million of systems, equipment and other assets relating to contracts (principally related to lottery system implementations in California and Georgia and the consolidation of Interlott and PolCard), partially offset by depreciation expense.

Goodwill, net, increased by $73.3 million, from $115.5 million at February 22, 2003 to $188.8 million at November 22, 2003, primarily due to the acquisition of PolCard, the largest debit and credit card merchant transaction acquirer and processor in Poland, along with the acquisition of Interlott, a leading provider of instant ticket vending machines for the worldwide lottery industry.

Other assets increased by $90.0 million, from $79.2 million at February 22, 2003 to $169.2 million at November 22, 2003, primarily due to the consolidation of the partnership that owns our world headquarters facilities, a $20.0 million refundable performance deposit we paid to our customer in the Czech Republic, a $12.5 million up-front license fee we paid to the Rhode Island Lottery, with the balance related to intangible assets recorded as a result of our acquisitions of PolCard and Interlott.

Advance payments from customers increased by $43.5 million, from $52.4 million at February 22, 2003 to $95.9 million at November 22, 2003, primarily due to advances received from customers related to product sales that are expected to be recorded during fiscal 2005 and 2006, partially offset by the sale of ES Interactive to our customer in the United Kingdom.

Taxes other than income taxes increased by $12.0 million, from $16.0 million at February 22, 2003 to $28.0 million at November 22, 2003, primarily due to $9.0 million of value-added tax payables related to ongoing lottery system installations, primarily in Europe.

Long-term debt, less current portion, increased by $270.8 million, from $287.1 million at February 22, 2003 to $557.9 million at November 22, 2003, primarily due to proceeds from the issuance of $250 million of 4.75% Senior Notes during the third quarter of fiscal 2004 and the consolidation of the partnership that owns our world headquarters facilities.

Other liabilities increased by $12.3 million, from $39.4 million at February 22, 2003 to $51.7 million at November 22, 2003 due to an advance payment we received from a lottery customer that will be amortized to service revenue ratably over the base contract term.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2004 will be in the range of $400 million to $410 million, including investments we made to acquire PolCard and Interlott, and spending on new contract assets necessary for the recently announced contracts in Tennessee and Sri Lanka. We expect our principal sources of liquidity to be existing cash balances, along with cash we generate from operations. Our credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of November 22, 2003, there were no borrowings under the credit facility. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of November 22, 2003, there was $290.0 million available for borrowing under the Credit Facility, after considering $10.0 million of letters of credit issued and outstanding. We currently expect that our cash flow from operations, existing cash balances and available borrowings under our credit facility will be sufficient for the foreseeable future to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund all or a portion of the cash needed for potential acquisitions, to pay dividends, to fund the capital requirements under our Master Contract with the Rhode Island Lottery, and to repurchase shares of our common stock, from time to time, under our share repurchase programs. Notwithstanding the foregoing, we may seek alternative sources of financing to fund certain of our obligations under our Master Contract with the Rhode Island Lottery and to fund future potential acquisitions and growth opportunities that are not currently contemplated in the $400 million to $410 million range of fiscal 2004 investing activities disclosed above.

Details of our contractual obligations for long-term debt and operating leases as of February 22, 2003 are as follows (in millions):

                                                           Fiscal
                         ----------------------------------------------------------------------------
                           2004       2005       2006       2007       2008     Thereafter     Total
                         --------   --------   --------   --------   --------   ----------   --------
Long-term debt           $    7.0   $   5.6    $    5.1   $   5.8    $   95.6   $    175.0   $  294.1
Operating leases             18.7      14.8         7.3      33.4         3.1          6.1       83.4
                         --------   -------    --------   -------    --------   ----------   --------
Total                    $   25.7   $  20.4    $   12.4   $  39.2    $   98.7   $    181.1   $  377.5
                         ========   =======    ========   =======    ========   ==========   ========

Operating lease payments include a $28 million residual value payment that we may be required to pay in fiscal 2007, or earlier under certain limited circumstances, related to the lease of our world headquarters facilities.



Guarantees and Indemnifications

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if the events set forth in the bond occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at November 22, 2003:

                                    Total potential
                                      commitments
                                    ---------------
                                     (in millions)
Performance bonds                   $         164.8
Financial guarantees                            7.3
All other bonds                                 9.1
                                    ---------------
                                    $         181.2
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

In order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, at November 22, 2003, we guaranteed $4.9 million principal amount of loans made by an unrelated commercial lender to LTSC. The loans have a maturity date of January 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.

We are recognizing 56% of our product sales to, and service revenue from, LTSC. The remaining 44% of product sales (and related cost) and service revenue, has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is principally included in Other Liabilities in our Consolidated Balance Sheets at November 22, 2003 and February 22, 2003. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid. At November 22, 2003, deferred product gross profit and deferred service revenue totaled $3.8 million and $6.7 million, respectively.


TIMES SQUARED INCORPORATED

We guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") for which we received no monetary consideration. The amount outstanding under the lease at November 22, 2003, was $2.4 million. Our guarantee expires in December 2013. Times Squared is a nonprofit corporation established to provide, among other things, secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.


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


GAMING ENTERTAINMENT (DELAWARE) L.L.C.

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is also owned 50% by a subsidiary of Full House Resorts, Inc. ("FHRI"). Pursuant to a 1995 management agreement ("Agreement"), GED manages a casino for Harrington Raceway, Inc. ("Harrington") and in return receives a percentage of gross revenues and operating profits as defined in the Agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the Agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act. The consideration we receive in exchange for the guarantee are the equity earnings from our ownership in GED.



Market Risk Disclosures

The primary market risk inherent in our financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency rates. Our exposure to commodity price changes is not considered material and is managed through our procurement and sales practices. We did not own any marketable equity securities during the first nine months of fiscal 2004.

Interest rates

Interest rate market risk is estimated as the potential change in the fair value of our total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates. At November 22, 2003, after taking into consideration $150 million of interest rate swaps, the estimated fair value of our $250 million of 4.75% Senior Notes due 2010 and $90 million of 7.87% Series B Senior Notes due 2007 approximated $351.3 million (as determined by an independent investment banker). At November 22, 2003, after taking into consideration the interest rate swaps, a hypothetical 10% increase in interest rates would decrease the estimated fair value of these Senior Notes to $349.1 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of these Senior Notes to $353.6 million.

At November 22, 2003, the estimated fair value of our $175 million principal amount of 1.75% Convertible Debentures was $312.4 million (based on a quoted market price of $178.50 per Debenture). At November 22, 2003, a hypothetical 10% increase in interest rates would reduce the estimated fair value of the Convertible Debentures to $311.8 million and a hypothetical 10% decrease in interest rates would increase the estimated fair value of the Convertible Debentures to $313.0 million.

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

We use various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. In October 2003, we entered into three interest rate swaps for an aggregate amount of $150 million, which effectively entitle us to exchange fixed rate payments for variable rate payments for the period October 15, 2003 to October 15, 2010.



Equity price risk

At November 22, 2003, the estimated fair value of our $175 million principal amount of 1.75% Convertible Debentures was $312.4 million (based on a quoted market price of $178.50 per Debenture). At November 22, 2003, a hypothetical 10% increase in the market price of our common stock would increase the estimated fair value of the Convertible Debentures to $340.0 million and a hypothetical 10% decrease in the market price of our common stock would reduce the estimated fair value of the Convertible Debentures to $285.6 million.



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

From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with current transactions and anticipated transactions denominated in foreign currencies. However, we do not engage in foreign currency speculation. At November 22, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $15.9 million that would be recorded in the equity section of our balance sheet.

At November 22, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $1.6 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At November 22, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2004 of $3.1 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2004 anticipatory cash flows that were hedged varied throughout the first nine months of fiscal 2004, but averaged 50%.

As of November 22, 2003, we had contracts for the sale of foreign currency of approximately $66.9 million (primarily Euro, pounds sterling and Brazilian real) and the purchase of foreign currency of approximately $67.2 million (primarily pounds sterling, Euro, Singapore dollars, Brazilian real and Swedish krona).

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

     (i) We filed a report on Form 8-K on September 12, 2003 incorporating by reference a press release we issued on September 12, 2003 announcing our fiscal 2004 second quarter results. In addition, we incorporated by reference the transcripts from our fiscal 2004 second quarter earnings conference call held on September 12, 2003.

     (ii) We filed a report on Form 8-K on September 18, 2003 incorporating by reference a press release we issued on September 18, 2003 describing that we completed the acquisition of Interlott Technologies, Inc., a leading provider of instant ticket vending machines for the lottery industry worldwide.

     (iii) We filed a report on Form 8-K/A on October 6, 2003 refiling our September 12, 2003 Form 8-K under the correct filing codes for GTECH Holdings Corporation.

     (iv) We filed a report on Form 8-K on October 8, 2003 incorporating by reference a press release we issued on October 8, 2003 describing that we intended to offer approximately $200 million in aggregate principal amount of seven-year senior notes in an unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

     (v) We filed a report on Form 8-K on October 9, 2003 incorporating by reference a press release we issued on October 9, 2003 describing that we agreed to sell $250 million of 4.75% senior notes due 2010, for aggregate proceeds of approximately $248.1 million.

     (vi) We filed a report on Form 8-K on November 7, 2003 incorporating by reference a press release we issued on November 7, 2003 describing our agreement to acquire all of the shares of privately-held Spielo Manufacturing Inc., a leading provider of video lottery terminals and related products and services to the global gaming industry. In addition, we incorporated by reference the transcripts from our conference call held on November 7, 2003 respecting such acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GTECH HOLDINGS CORPORATION

Date: January 5, 2004          By /s/ Jaymin B. Patel
                               -------------------------------------------------
                               Jaymin B. Patel, Senior Vice President and Chief
                               Financial Officer (Principal Financial Officer)



Date: January 5, 2004          By /s/ Robert J. Plourde
                               -------------------------------------------------
                               Robert J. Plourde, Vice President, Corporate
                               Controller and Chief Accounting Officer
                               (Principal Accounting Officer)