Form 10-K
period 2004-02-28
GTECH HOLDINGS CORP
filed 2004-05-12
CIK 857323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED:  FEBRUARY 28, 2004

                                       OR

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

         YES [X]    NO [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 23, 2003 was approximately $2.27 billion.

On April 6, 2004, there were 59,325,280 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 Document                                Location in Form 10-K
                 --------                                ---------------------
Portions of Registrant's Proxy Statement                      Part III
For its 2004 Annual Meeting of Shareholders

--------------------------------------------------------------------------------

                           GTECH HOLDINGS CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2004

                                      INDEX

                                                                                                        Page
                                               PART I

Item 1.  Business                                                                                         4
Item 2.  Properties                                                                                      37
Item 3.  Legal Proceedings                                                                               39
Item 4.  Submission of Matters to a Vote of Security Holders                                             43
         Additional Information -- Executive Officers                                                    43


                                               PART II

Item 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
         Equity Securities                                                                               45
Item 6.  Selected Consolidated Financial Data                                                            46

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                       47

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                      69
Item 8.  Financial Statements and Supplementary Data                                                     70
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosures                                                                      126
Item 9A. Controls and Procedures                                                                        127

                                              PART III

Item 10. Directors and Executive Officers of the Registrant                                             128
Item 11. Executive Compensation                                                                         128
Item 12. Security Ownership of Certain Beneficial Owners and Management                                 128
Item 13. Certain Relationships and Related Transactions                                                 128
Item 14. Principal Accountant Fees and Services                                                         128

                                               PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               129

                                               PART I

         When used in this report, the terms "Company", "we", "our" and "us" refer to GTECH Holdings Corporation ("Holdings") and its consolidated subsidiaries, including GTECH Corporation ("GTECH").

ITEM 1. BUSINESS

GENERAL

We are a global technology services company providing software, networks and professional services that power high-performance solutions. We are the world's leading operator of highly-secure online lottery transaction processing systems, operating in 44 countries worldwide, and we have a growing presence in commercial services transaction processing. Our core market is the lottery industry, for which we design, sell and operate a complete suite of lottery-enabled point-of-sale terminals that are electronically linked with a centralized transaction processing system which mediates lottery funds between the retailer, where a transaction is enabled, and the lottery authority. We currently operate, provide equipment and services to, or have entered into contracts to operate or provide equipment and services in the future to, 27 of the 41 online lottery authorities in the United States, and currently operate, provide equipment and services to, or have entered into contracts to operate or provide equipment and services in the future to, online lottery systems for 57 of the 113 international online lottery authorities.

We provide integrated online lottery transaction processing solutions, services and products to governmental lottery authorities and governmental licensees worldwide. We offer our customers a full range of lottery technology services, including the design, assembly, installation, operation, maintenance and marketing of online lottery systems and instant-ticket support systems. Our lottery systems consist of numerous lottery terminals located in retail outlets, central computer systems, systems software and game software, and communications equipment which connects the terminals and the central computer systems.

Historically, the majority of our lottery customers in the United States have entered into long-term service contracts (typically at least five years in duration) pursuant to which we provide, operate and maintain the customers' online lottery systems in return for a transaction processing fee typically expressed as an agreed percentage of the gross lottery sales. Many of our international lottery customers have purchased their online lottery systems, although some, especially lottery authorities in Eastern Europe and Latin America, have entered into long-term service contracts with us.

In recent years, lottery authorities have recognized that by offering new games or products, they often are able to generate significant additional revenues. An important part of our strategy is to develop new products and services for our customers in order to increase their lottery revenues. Indicative online products and services introduced recently to increase lottery revenues for our customers include Aladdin(TM), the Doubletake(TM) game, e-scratch(TM) and our family of self-service terminals, including Instant Ticket Vending Machines (also known as Lottery Product Vending Machines or Instant Ticket Dispensing Machines; "ITVMs") designed, manufactured and marketed by Interlott Technologies, Inc. ("Interlott"), which we acquired during fiscal 2004, and, from our Altura(R) family of terminals, the Altura Self-Service Terminal or Altura SST(TM). Aladdin is a credit-card sized lottery ticket, that, through the use of magnetic strip and thermal printing technology, can be reused up to 500 times, and which also can be employed in various non-lottery commercial contexts. The Doubletake game is an online lottery game that permits players to purchase an additional game with instant-ticket features, thus enhancing wagering interest. Our e-scratch product is a web-based interactive suite of scratch and reveal games that combines the security and convenience of online play with the entertainment, branded content and immediate gratification of instant-tickets. Interlott's EDS-Q family of ITVMs offers flexibility and expandability (from a four to 24 game capacity) as well as the industry's first transaction processing connectivity to in-store lottery terminals and lottery authority central systems. Our Altura SST combines the functionality of ITVMs with the capability of selling online lottery products through a touch screen interface. In recent years, we have also introduced various instant-ticket support services, products and systems to assist our lottery customers in increasing revenue.

In appropriate circumstances, we have extended our online and video lottery product offerings through acquisitions. During fiscal 2004 we completed the acquisition of Interlott, a leading provider of instant ticket vending machines for the worldwide lottery industry, and entered into an agreement to acquire Spielo Manufacturing Incorporated, a leading provider of video lottery terminals and related products and services to the global gaming industry ("Spielo"). In April 2004 (after the close of fiscal 2004) we completed the acquisition of Spielo. See "Significant Developments Since The Start of Fiscal 2004", and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

In recent years, we have taken steps to broaden our offerings of high-volume transaction processing services outside of our core market of providing online lottery services. During fiscal 2004, we completed our acquisition of a controlling equity position of PolCard S.A., a leading debit and credit card merchant transaction acquiror and processor in Poland. See "Significant Developments Since The Start of Fiscal 2004", and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

GTECH Corporation was founded in 1980. GTECH Holdings Corporation acquired GTECH Corporation in a leveraged buy-out in February 1990.

Our World Headquarters is located at 55 Technology Way, West Greenwich, Rhode Island 02817, and our telephone number is (401) 392-1000.

Our Internet address is www.gtech.com. We make available free of charge through our Internet address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we review our financial results and business prospects on quarterly earnings conference calls, and from time-to-time on other conference call presentations, to which we invite the public to listen. We typically announce by press release the date and time of, and dial-in and Internet-access information respecting, such conference calls several days in advance, and make materials respecting matters discussed on such conference calls available free of charge through our Internet address.

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

Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See
Item 3, "Legal Proceedings --Brazilian Legal Proceedings, The CEF Contract Proceedings," and Item 8, Note 13 to Notes to Consolidated Financial Statements, below, for a discussion of the late March 2004 recommendation by federal attorneys with Brazil's Public Ministry that criminal charges be brought against nine individuals, including four senior officers of Caixa Economica Federal, our customer and the operator of Brazil's National Lottery, Antonio Carlos Rocha, the former Senior Vice President of GTECH Holdings Corporation and President of GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") and Marcelo Rovai, GTECH Brazil's marketing director.

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

WE MAY BE SUBJECT TO ADVERSE DETERMINATIONS IN LEGAL PROCEEDINGS (INCLUDING RECENTLY ANNOUNCED LEGAL PROCEEDINGS IN BRAZIL) WHICH COULD RESULT IN SUBSTANTIAL MONETARY JUDGMENTS OR REPUTATIONAL DAMAGE.

We refer you to Item 3, "Legal Proceedings -- Brazilian Legal Proceedings, The CEF Contract Proceedings," below for a discussion of a civil action recently announced by federal attorneys with Brazil's Public Ministry against GTECH Brasil Ltda, our Brazilian subsidiary, and two of our former employees, among others, and other legal proceedings involving our contractual relationship with Caixa Economica Federal, the Brazilian bank and operator of Brazil's National Lottery. We are also subject to a securities class action lawsuit and to other legal proceedings described more fully in this report in Item 3 under "Legal Proceedings." We may not prevail in any of these legal proceedings. If we are not successful in defending these legal proceedings, we could incur substantial monetary judgments or penalties or damage to our reputation, and whether or not we are successful, the proceedings may occupy the time and attention of our senior management.


OUR LOTTERY OPERATIONS ARE DEPENDENT UPON OUR CONTINUED ABILITY TO RETAIN AND EXTEND OUR EXISTING CONTRACTS AND WIN NEW CONTRACTS.

We derive the majority of our revenues and cash flow from our portfolio of long-term facilities management contracts. Upon the expiration of a contract, lottery authorities may award new contracts through a competitive procurement process. In addition, our lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and for other specified reasons, and many of our contracts permit the lottery authority to terminate the contract at will with limited notice and do not specify the compensation, if any, to which we would be entitled were such termination to occur.

In addition, some of our lottery contracts permit the lottery authority to acquire title to our system-related equipment and software during the term of the contract or upon the expiration or earlier termination of the contract, in some cases without paying us any compensation related to the transfer of that equipment and software to the lottery authority.

The termination of or failure to renew or extend one or more lottery contracts, the renewal or extension of one or more lottery contracts on materially altered terms or the loss of our assets without compensation could, depending upon the circumstances, have a material adverse effect on our business, financial condition, results and prospects. See Item 3, "Legal Proceedings - Brazilian Legal Proceedings: The CEF Contract Proceedings," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

SLOW GROWTH OR DECLINES IN SALES OF ONLINE LOTTERY GOODS AND SERVICES COULD LEAD TO LOWER REVENUES AND CASH FLOWS.

In recent years, as the United States lottery industry has matured, the rate of lottery sales growth has slowed and certain of our customers have from time-to-time experienced a downward trend in sales. These developments may in part reflect increased competition that the lottery industry has experienced in recent years for the consumers' entertainment dollar, including by virtue of a proliferation of destination gaming venues, and an increased availability of Internet gaming opportunities, as well as the relative difficulty of attracting younger consumers to playing online lottery games. Our future success will depend, in part, on the success of the lottery industry, as a whole, in attracting and retaining players in the face of such increased competition for the consumers' entertainment dollar (which competition may well increase further in the future), as well as our own success in developing innovative products and systems to achieve this goal. Our future success also will depend, in part, on our ability to develop innovative products and services to permit us to successfully market transaction processing goods and services outside of the lottery industry. Our failure to achieve these goals could have a material adverse effect on our business, financial condition and results and prospects. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

WE DERIVE CLOSE TO HALF OF OUR REVENUES FROM FOREIGN JURISDICTIONS (INCLUDING OVER 10% FROM BRAZILIAN OPERATIONS) AND ARE SUBJECT TO THE ECONOMIC, POLITICAL AND SOCIAL INSTABILITY RISKS OF DOING BUSINESS IN FOREIGN JURISDICTIONS.

We are a global business and derive a substantial portion of our revenue from our operations outside the United States. In particular, in fiscal 2004, we derived approximately 49% of our revenues from our international operations and approximately

10.2% of our revenues from our Brazilian operations alone (including 9.7% of our revenues from the National Lottery of Brazil, our largest customer in fiscal 2004 based on annual revenues). In addition, a substantial portion of our assets are held outside of the United States. We are also exposed to more general risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability. Other economic risks that our international activity subjects us to might include inflation, foreign exchange risks (both depreciation and devaluation), illiquid foreign exchange markets, high interest rates, debt default, unstable capital markets and foreign direct investment restrictions. Political risks include change of leadership, change of governmental policies, new foreign exchange controls regulating the flow of money into or out of a country, failure of a government to honor existing contracts, changes in tax laws and corruption, as well as global risk aversion driven by political unrest," war and terrorism. See
Item 3, "Legal Proceedings - Brazilian Legal Proceedings and Item 8, Note 13 to Notes to Consolidated Financial Statements, below for a discussion of various legal matters, including allegations of employee misconduct and challenges to our contract that may materially adversely affect our business in Brazil. Finally, social instability risks include high crime in the countries in which we operate due to poor economic and political conditions, riots, unemployment and poor health conditions. These factors may affect our work force as well as the general business environment in a country. See Item 8, Note 24 to Notes to Consolidated Financial Statements included in this report, for additional financial information respecting geographic areas where we conduct business.

The occurrence of any of these events in the markets where we operate could jeopardize or limit our ability to transact business in those markets in the manner we expect and could have a material adverse effect on our business, financial condition, results and prospects.

OUR RESULTS OF OPERATIONS ARE EXPOSED TO FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS WHICH COULD RESULT IN LOWER REVENUES, NET INCOME AND CASH FLOWS WHEN SUCH RESULTS ARE TRANSLATED INTO U.S. DOLLAR ACCOUNTS.

Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts. We are exposed to currency exchange rate fluctuations because a significant portion of our revenues is denominated in currencies other than the United States dollar. These exchange rate fluctuations have during certain periods in our past adversely affected our operating results and may continue to adversely affect our results of operations and the value of our assets outside the United States. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

WE HAVE A CONCENTRATED CUSTOMER BASE AND THE LOSS OF ANY OF OUR LARGER CUSTOMERS (OR LOWER SALES FROM ANY OF THESE CUSTOMERS) COULD LEAD TO LOWER REVENUE.

Revenue from our top ten customers accounted for approximately 51% of our total revenues in fiscal 2004. If we were to lose any of these larger customers, or if these larger customers experience slow lottery ticket sales and consequently reduced lottery revenue, our business, financial condition, results and prospects could suffer.

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

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT AND INCREASED COMPETITION MAY CAUSE US TO EXPERIENCE LOWER CASH FLOWS OR TO LOSE CONTRACTS.

The online lottery industry has faced increased competition in recent years for the consumers' entertainment dollar, including from a proliferation of destination gaming venues, and an increased availability of Internet gaming opportunities. In addition, in recent years there has been increased competition among domestic and international participants in the online lottery industry, which could adversely affect our ability to win renewals of contracts from our existing customers or to win contract awards from other lottery authorities. In addition, awards of contracts to us are, from time to time, challenged by our competitors. Increased competition also may have a material adverse effect on the profitability of contracts which we do obtain. See "Competition" below. Over the past several fiscal years, we have experienced and may continue to experience a reduction in the percentage of lottery ticket sales that we receive from certain customers resulting from contract rebids, extensions and renewals due to a number of factors, including the substantial growth of lottery sales, reductions in the cost of technology and telecommunications services and general and competitive dynamics. We are unable to determine at this time the likely effect of this trend on our business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations" below.

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

Lottery contracts also generally require us to post a performance bond, which in some cases may be substantial, to secure our performance under such contracts. We paid or incurred liquidated damages with respect to our contracts in an amount equal to 0.50%, 0.47%, 0.14%, 0.47%, and 0.56% of our annual revenues in fiscal 2004, 2003, 2002, 2001 and 2000, respectively. If we incur substantial liquidated damages in the future, it could significantly reduce the amount of funds that we have available for other uses in our business and may delay or prevent us from pursuing and achieving our growth strategy, which could have a material adverse effect on our business, financial condition, results and prospects.

WE MAY NOT BE ABLE TO RESPOND TO TECHNOLOGICAL CHANGES OR TO SATISFY FUTURE TECHNOLOGY DEMANDS OF OUR CUSTOMERS IN WHICH CASE WE COULD FALL BEHIND OUR COMPETITORS.

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

IF WE ARE UNABLE TO MANAGE POTENTIAL RISKS RELATED TO ACQUISITIONS, OUR BUSINESS AND GROWTH PROSPECTS COULD SUFFER.

Part of our growth strategy involves acquisitions designed to extend our product offerings and customer base. Since the start of fiscal 2004 (which ended on February 28, 2004) we completed our acquisitions of Interlott Technologies, Inc., a leading provider of instant ticket vending machines for the worldwide lottery industry, and a controlling equity position in PolCard S.A., a leading debit and credit card merchant transaction acquiror and processor in Poland, and entered into agreements to acquire Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals and related products and services to the global gaming industry, and Leeward Islands Lottery Holding Company, Inc. ("LILHCo"), a lottery holding company headquartered on the Caribbean islands of Antigua and St. Croix. The acquisitions of Spielo and LILHCo closed during the first quarter of fiscal 2005. See "Significant Developments Since Start of Fiscal 2004" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below. Our ability to continue to expand successfully through acquisitions depends on many factors, including our ability to identify acquisition prospects and negotiate and close transactions. Even if we complete an acquisition, the integration of an acquired business into our operations involves numerous risks, including difficulties in integrating an acquired company's hardware and software products and services with our own; the diversion of our resources and management's attention from other business concerns; the potential loss of key employees; risks associated with entering markets in which we may have little experience; and the day-to-day management of a substantially larger and more geographically diverse combined company.

We may not realize the synergies, operating efficiencies, market position or revenue growth we anticipate from acquisitions and our failure to effectively manage the above risks and other problems associated with acquisitions could have a material adverse effect on our business, growth prospects and financial performance.

Acquisitions outside of our core lottery market may subject us to enhanced competition. For example, with the completion of our acquisition of Spielo, we have entered the broader gaming technology and services industry, where we expect to encounter significant competition.

Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual indemnities we may receive from sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could also adversely affect our financial position and reduce the anticipated benefits of the acquisition.

EXPANSION OF THE GAMING INDUSTRY FACES OPPOSITION WHICH COULD LIMIT OUR ACCESS TO SOME MARKETS.

Gaming opponents continue to persist in efforts to curtail the expansion of legalized gaming. We can give no assurance that this opposition will not be successful in preventing the legalization of online gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion of online gaming where it is currently permitted, in either case to the detriment of our business, financial condition, results and prospects.

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

OUR BUSINESS PROSPECTS AND FUTURE SUCCESS RELY HEAVILY UPON THE INTEGRITY OF OUR EMPLOYEES AND EXECUTIVES AND THE SECURITY OF OUR SYSTEMS.

The real and perceived integrity and security of a lottery is critical to its ability to attract players. We strive to set exacting standards of personal integrity for our employees and system security for the systems that we provide to our customers, and our reputation in this regard is an important factor in our business dealings with lottery and other governmental agencies. For this reason, an allegation or a finding of improper conduct on our part, or on the part of one or more of our employees that is attributable to us, or an actual or alleged system security defect or failure attributable to us, could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewal contracts. See Item 3, "Legal Proceedings - "Brazilian Legal Proceedings: The CEF Contract Proceedings".

OUR DEPENDENCE ON CERTAIN SUPPLIERS CREATES A RISK OF IMPLEMENTATION DELAYS IF THE SUPPLY CONTRACT IS TERMINATED OR BREACHED, AND ANY DELAYS MAY RESULT IN SUBSTANTIAL PENALTIES.

We purchase most of the parts, components and subassemblies necessary for our terminals from outside sources. We assemble these parts, components and subassemblies into finished products in our manufacturing facility. While most of the parts, components and subassemblies can be purchased through more than one supplier, we currently have approximately three material sole source vendors. We believe that if a supply contract with one of these vendors were to be terminated or breached, we would be able to replace the vendor. However, it may take time to replace the vendor under some circumstances and any replacement parts, components or subassemblies may be more expensive, which could reduce our margins. Depending on a number of factors, including the level of the related part, component or subassembly in our inventory, the time it takes to replace a vendor may result in a delay in our implementation of a lottery system for a customer. Generally, if we fail to meet our performance schedules under our contracts, we may be subject to substantial penalties or liquidated damages, or even contract termination.

OUR NON-LOTTERY VENTURES, WHICH ARE AN INCREASINGLY IMPORTANT ASPECT OF OUR BUSINESS, MAY FAIL.

Our business prospects and future success depend, in part, upon our ability to expand our transaction processing services into complementary and parallel markets outside of our core lottery market. In fiscal 2004 (which ended on February 28, 2004), commercial services transaction processing represented approximately 7% of our total revenues. By way of comparison, in fiscal 2003, approximately 5% of our total revenues were derived from commercial services transaction processing. With our acquisition in May 2003 of a controlling equity interest in PolCard, S.A., a leading debit and credit card merchant transaction acquirer and processor company in Poland, we expect non-lottery ventures to become increasingly significant to our overall financial performance. Because we have less experience in non-lottery markets than we have in our core lottery market, our non-lottery ventures present an enhanced element of risk for us. In the near term, we expect to concentrate our efforts to grow commercial service revenues principally in the United States, Latin America and Eastern Europe, where we have significant operational experience and where we see opportunities for growth. Our non-lottery ventures outside the United States are particularly sensitive to the economic and political risks of doing business in these countries, including foreign currency exchange risks. As non-lottery services start to represent a more significant portion of our operations, the failure of one or more of our non-lottery ventures could have a material effect on our business, financial condition, results and prospects.

SIGNIFICANT DEVELOPMENTS SINCE THE START OF FISCAL 2004

                             LOTTERY CONTACT AWARDS

Since the start of fiscal 2004 (which ended on February 28, 2004) we have received a number of contract awards and extensions from lottery authorities.

NEW ONLINE CUSTOMERS. During fiscal 2004, we received awards to install online systems from three new online customers.

In September 2003, following a competitive procurement, we entered into a six-year contract with the Florida lottery authority to supply a new online and instant ticket lottery system, lottery terminals, telecommunications network and related services. Sales are expected to commence under our contract with the Florida lottery authority in February 2005.

In November 2003, following a competitive procurement, we entered into a ten-year contract with Mahapola Higher Education Scholarship Trust Fund ("Mahapola") to provide online, instant and passive lottery technology and management services in Sri Lanka. Online sales had been expected to commence under our Sri Lanka lottery contract in September 2004, but in March 2004, lawsuits were filed by competitors challenging Mahapola's award to us of a lottery contract. These legal challenges have delayed and may prevent implementation of our contract with Mahapola.

Finally, in January 2004, following a competitive procurement, we entered into a seven-year contract with the Tennessee lottery authority to provide an online lottery system, lottery terminals, related communications network and related services. Sales commenced under our contract with the Tennessee lottery authority in January 2004.

With respect to each of these three new contracts, we have provided or will provide a lottery system featuring our Enterprise Series((TM)) architecture (including Internet Protocol (IP) web-component technology) and our Altura terminals.

NEW CONTRACTS AND EXTENSIONS WITH EXISTING CUSTOMERS. Since the start of fiscal 2004, we also have been awarded new contracts by, or have received contract extensions from, a number of our existing customers.

In April 2003, we entered into an agreement with Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery and our largest customer in fiscal 2004 based on annual revenues, pursuant to which the term of our contract with CEF, which had been scheduled to expire in April 2003, was extended through May 2005 (with CEF having the right to elect upon prior notice to terminate the contract early at any time after December 2004), and fees payable under our contract were reduced by 15%. See Item 3, "Legal Proceedings", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to Notes to Consolidated Financial Statements, below.

In May 2003, we entered into a Master Contract with the Rhode Island lottery authority that amended our existing contracts with the Rhode Island lottery authority and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Rhode Island lottery authority during the 20-year term of the Master Contract for a $12.5 million up-front license fee, which we paid in July 2003. The Master Contract is part of a comprehensive economic development package that provides incentives for us to keep our world headquarters and manufacturing operations in Rhode Island. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 8 to the "Notes to Consolidated Financial Statements," below. The Master Contract provides for us to replace the Rhode Island lottery authority's existing central system with our Enterprise Series((TM)) central system, install a new state-of-the-art communications network, and replace all of the lottery authority's online terminals with new PC-based terminals by 2007. By 2015, the Master Contract provides for us to again replace the Rhode Island lottery's then-existing central system hardware with new state of the art hardware, and its then-existing terminals with new online lottery terminals in accordance with performance ratings outlined in the contract.

In June 2003, we entered into a new five-year contract with the Wisconsin lottery authority to supply a new online and instant tickets lottery system, and related telecommunications network. In January 2004, we signed a product sale agreement with Sistemas Tecnicos de Loterias del Estado ("STL"), the operator of the online system for Spain's National Lottery, to replace 2,500 existing terminals with 2,500 Altura terminals and to provide STL with terminal maintenance and repair services. In February 2004, we entered into a contract to supply Beijing Welfare Lottery Center ("BWLC") with equipment, software, and technical services to operate a computerized keno game in Beijing. In connection with the contract, BWLC extended our original online lottery services contract for an additional three years, such that the contract, as extended, is scheduled to terminate in December 2012, and entered into an alliance agreement with us under which we agreed to provide BWLC with lottery central system hardware, network connectivity, software licenses and ongoing software services in support of BWLC's efforts to become a hub operator of lotteries implemented in neighboring jurisdictions in China.

During fiscal 2004, the lottery authorities of Michigan, New Zealand, Denmark and AB Svenska Spel, our lottery customer in Sweden, exercised options to extend the terms of their online contracts with us. In addition, in October 2003 we entered into a 12-year contract extension with Sazka, a.s., the operator of lottery and betting games in the Czech Republic.

In August 2003, following a competitive procurement, the Nebraska lottery authority announced that it had selected another vendor to provide equipment and services for a new online lottery gaming system, and associated telecommunications network, upon the scheduled expiration in June 2004 of our current contract with the Nebraska lottery authority.

In February 2004, following a competitive procurement, we were selected by the Mexican lottery authority Pronosticos para la Asistencia Publica to enter into a six year agreement to provide equipment and services for a new online lottery system and associated telecommunications network. In late April 2004, we were notified that this award has been revoked. This revocation follows a ruling by the Mexican Comptroller Ministry on a protest filed by unsuccessful competitors that declared our bid non-compliant and disqualified us from the competitive procurement. The Mexican lottery authority subsequently announced that it has disqualified the sole remaining bidder as also being non-compliant and has formally ended the procurement. We intend to pursue all appropriate avenues to contest the Comptroller's decision.

                           OTHER PRODUCTS AND SERVICES

During fiscal 2004, we entered into a number of agreements, and announced a number of other developments, respecting products and services outside of our traditional online lottery product offerings.

VIDEO LOTTERY. In November 2003, we entered into an agreement to acquire all of the shares of privately-held Spielo Manufacturing Incorporated, ("Spielo") a leading provider of video lottery terminals ("VLTs") and related products and services to the global gaming industry. This agreement provided for us to pay a potential aggregate cash purchase price of approximately $185 million, consisting of a $150 million payment due at the closing and an earn-out amount of up to $35 million payable in the eighteen (18) months thereafter, which earn-out amount Spielo shareholders are entitled to received based upon Spielo's success in achieving certain VLT installation objectives in New York. In April 2004 (after the close of fiscal 2004) we completed the acquisition of Spielo. We believe that by acquiring Spielo, we will be better able to deliver a complete, integrated, VLT solution to our existing and potential customers with a single point of contact and accountability.

The Master Contract that we entered into in May 2003 with the Rhode Island lottery authority, described generally above, also provides for us to replace the Rhode Island video lottery central system by 2010, to replace our then-existing installed VLT base by July 2004, and to provide 1,000 of the 1,825 recently-approved additional VLTs to be installed at Lincoln Park and Newport Grand (subject to satisfying certain performance standards). In addition, the Master Contract gives us the right to provide up to 50 percent of any additional gaming machines approved by the State of Rhode Island (subject to the satisfaction of certain performance standards after 2008). See Note 8 to the Notes to

Consolidated Financial Statements. Following consummation of the Spielo acquisition, we will have an installed base of over 2,000 participation based gaming machines in Rhode Island.

In June 2003, we entered into a contract with AB Svenska Spel, our lottery customer in Sweden, to replace Svenska Spel's then-existing video lottery central system, with our Enterprise Series(TM) video central system, to provide Svenska Spel with approximately 2,200 internet protocol (IP)-ready video site controllers, and to provide certain software licensing and support services through September 2008. Sales commenced under the Svenska Spel system in November 2003.

Finally, in July 2003, we entered into a five-year contract with the National Lotteries Control Board and The Betting Levy Board ("NLCB/BLB") to provide a complete video lottery solution, including a control system, VLTs and communications network in Trinidad and Tobago. Sales are expected to commence under the NLCB/BLB contract in November 2004.

COMMERCIAL SERVICES. In May 2003, we completed our acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. PolCard is a leading debit and credit card merchant transaction acquiror and processor in Poland. Upon the completion of this acquisition, PolCard's outstanding equity was owned 66.5% by us, 33.2% by two funds managed by Innova Capital Sp.Z.o.o ("Innova"), a Warsaw-based private equity investment advisor, and 0.3% by the Polish Bank Association, one of PolCard's previous owners. In September 2003, Innova exercised its right under an option agreement to purchase from us 3.7% of PolCard's equity. Following the exercise of this option, we now own 62.8% of PolCard's outstanding equity, while the two funds managed by Innova own, in aggregate, 36.9% of PolCard's outstanding equity. The Polish Bank Association continues to own 0.3% of the outstanding equity of PolCard. We have the option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us, during the period commencing approximately four and ending approximately six years after the closing of this transaction. We believe that our acquisition of a controlling equity position in PolCard will permit us to leverage our extensive infrastructure in Poland in the development of our commercial services product offerings.

In addition, in July 2003 we entered into a two-year contract extension with the Idaho Department of Fish and Game to continue to provide products and services to operate Idaho's fish and game licensing system through December 2006.

NEW PRODUCT OFFERINGS AND DEVELOPMENTS. In September 2003, we completed the acquisition of Interlott Technologies, Inc. ("Interlott"), a leading provider of instant ticket vending machines for the worldwide lottery industry, for an aggregate purchase price, including assumed debt, of $87.5 million. We believe that our acquisition of Interlott will expand our presence in the instant-ticket distribution business, thus anchoring our self-service strategy and allowing us to grow our core lottery market.

In March 2003, we announced a program whereby third party vendors of technology that has been successfully tested for conformance with our technological and security standards, can be approved for use with our GTECH Enterprise Series lottery solution. Our Enterprise Series solution offers a unique open-system architecture which allows lotteries the flexibility to continuously upgrade their lottery systems by integrating a broad spectrum of third-party software and hardware solutions to achieve greater performance. Our certification process, and resulting ES Approved(TM) designation for qualifying third-party products, supports the open system lottery architectural philosophy of our Enterprise Series by facilitating the development of `best of class' technology solutions.

In April 2003, we announced the development of our e-scratch product, a web-based interactive suite of scratch and reveal games that combines the security and convenience of online play with the entertainment, branded content and immediate gratification of instant tickets. We believe that our e-scratch product supports our strategy to expand the core lottery business by attracting new players through traditional and emerging-content venues such as interactive environments.

In July 2003, we entered into an agreement with 7-Eleven, Inc., the world's largest convenience retailer, to add lottery sales capabilities to the chain's Vcom(TM) electronic commerce kiosks in selected 7-Eleven, Inc. stores in the United States. Subject to the approval of applicable state lottery authorities, customers will be able to purchase lottery tickets through Vcom kiosks using our proprietary "Lottery Inside" technology.

                   DEVELOPMENTS SINCE THE CLOSE OF FISCAL 2004

We have reported several developments since the close of fiscal 2004 (which ended on February 28, 2004).

In April 2004, we entered into an agreement to acquire all of the shares of privately-held Leeward Islands Lottery Holding Company, Inc. ("LILHCo"), a lottery operating company headquartered on the Caribbean islands of Antigua and St. Croix. The enterprise purchase price for LILHCo payable in cash at closing will be approximately $40 million. LILHCo holds long-term licenses to operate lotteries in Antigua/Barbuda, Anguilla, St. Kitts & Nevis, St. Maarten/Saba/St. Eustatius and Turks & Caicos, and operates lotteries in Barbados, Bermuda and the U.S. Virgin Islands. In addition, LILHCo recently obtained a new 10-year video lottery terminal license in Turks & Caicos, and has received confirmation that its existing license in St. Kitts & Nevis allows for the installation of video lottery games. In May 2004 we completed the acquisition of LILHCo. We expect to replace LILHCo's current systems and equipment with our Enterprise Series(TM) architecture and Altura (TM) terminals. We believe that the acquisition of LILHCo broadens our strategic foothold in the Caribbean lottery market as well as offers significant growth opportunities in additional jurisdictions within the Caribbean.

In March 2004, we received notice that, following a competitive procurement, the Illinois lottery authority intends to award us a five-year contract to provide the Illinois lottery authority with up to 2,000 instant ticket vending machines. In March 2004, we also were named by the Washington lottery authority, following a competitive procurement, as the apparent successful bidder to receive a three-year contract to provide the Washington lottery with up to 1,000 lottery product vending machines. These awards are subject to the successful completion of contract negotiations with, respectively, the Illinois and Washington lottery authorities.

In April 2004, we entered into a five-year contract extension with Oeuvre Nationale Secours Grande-Duchesse Charlotte, the operator of Loterie Nationale of Luxembourg, to provide new lottery terminals, products and services through October 2012.

In May 2004, we were notified by our customer, Loteria Electronica de Puerto Rico, of its intent to negotiate a contract to provide a new online lottery system and an associated telecommunications network with another vendor to take effect upon the expiration of our current contract in March 2005.

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

According to La Fleur's 2003 World Lottery Almanac, from 1972 through 2003, total annual lottery ticket sales in the United States grew from approximately $295.0 million to approximately $44.8 billion, although, in recent years, as the United States lottery industry has matured, the rate of lottery sales growth has slowed and certain of our customers have from time-to-time experienced a downward trend in sales. See "Certain Factors That May Affect Future Performance
- Slow growth or declines in sales of online lottery goods and services could lead to lower revenues and net income," above.

There are currently 41 jurisdictions operating online lotteries in the United States. Implementation of lotteries in other jurisdictions will depend upon successful completion of legislative, regulatory and administrative processes.

Outside the United States, government operated or licensed lotteries, many of which are off-line, have a long history. The international online lottery industry has experienced significant growth. Since 1977, when there were no online lotteries operating outside of the United States, 113 international jurisdictions have implemented online lottery systems. A number of other international jurisdictions, principally in Europe, Asia-Pacific, and Latin America, are currently considering the implementation of online lotteries.

ONLINE LOTTERY BUSINESS

                            ONLINE LOTTERY CONTRACTS

OVERVIEW. We generally conduct business under one of two types of contractual arrangements which are described in more detail below: Facilities Management Contracts and Product Sales Contracts. Under a typical Facilities Management Contract, we construct, install and operate the lottery system and retain ownership of the lottery system. These contracts generally provide for a variable amount of monthly or weekly service fees to be paid to us directly from the lottery authority based on a percentage of a lottery's gross online and instant ticket sales. Under Product Sales Contracts, we construct, sell, deliver and install a turnkey online lottery system or lottery equipment and license the computer software for a fixed price, and the lottery authority subsequently operates the lottery system.

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

With respect to fiscal 2004, approximately 83.8% of our revenues were service revenues earned under our Facilities Management Contracts; approximately 8.9% of our revenues were product sales revenues earned under Product Sales Contracts; and approximately 7.3% of our revenues were attributable to the provision of nonlottery goods and services.

FACILITIES MANAGEMENT CONTRACTS. Our Facilities Management Contracts typically require us to construct, install and operate the lottery system for an initial term, which is typically at least five years, and usually contain options permitting the lottery authority to extend the contract under the same terms and conditions for one or more additional periods, generally ranging from one to five years. In addition, our customers occasionally renegotiate extensions on different terms and conditions.

Our revenues under Facilities Management Contracts are generally a variable amount of monthly or weekly service fees which are paid to us directly from the lottery authority based on a percentage of such lottery's gross online and instant ticket sales. The level of lottery ticket sales within a given jurisdiction is determined by many factors, including population density, the types of games played and the games' design, the number of terminals, the size and frequency of prizes, the nature of the lottery's marketing efforts and the length of time the online lottery system has been in operation.

Under our Facilities Management Contracts, we typically retain title to the lottery system and typically provide our customers with the services necessary to operate and manage the lottery system. We install and commence operations of a lottery system after being awarded a Facilities Management Contract and, following the start-up of the lottery system, we are responsible for all aspects of the system's operations. We typically operate lottery systems in each jurisdiction on a stand-alone basis through the installation of two or more dedicated central computer systems, although in a few instances several jurisdictions have shared the same central system. In addition, in most jurisdictions we employ a dedicated work force, consisting of a site director, marketing personnel, computer operators, communications specialists and customer service representatives who service and maintain most aspects of the system.

Under certain of our Facilities Management Contracts the lottery authority has the right to purchase our lottery system during the contract term at a predetermined price, which is calculated so that it exceeds the net book value of the system at the time the right is exercisable. In addition, some of our lottery contracts permit the lottery authority to acquire title to our system-related equipment and software during the term of the contract or upon the expiration or earlier termination of the contract, in some cases (i.e., were we to materially breach or be unable to perform under certain circumstances) without paying us any compensation related to the transfer of that equipment and software to the lottery authority. Our role, if any, with respect to the continued operation of a lottery system in the event of the exercise of such a purchase option generally is not specified in such contracts and thus would be subject to negotiation. Under many of our Facilities Management Contracts, the lottery authority also has the option to require us to install additional terminals and/or add new lottery games. Such installations may require significant expenditures by us. However, since our revenues under such contracts generally depend on the level of lottery ticket sales, such expenditures have generally been recovered through the revenues generated by the additional equipment or games and revenues from existing equipment.

Under a number of our lottery contracts, in addition to constructing, installing and operating the online lottery systems in these jurisdictions, we are providing a wide range of support services and equipment for the lottery's instant-ticket games, such as marketing, distribution and automation of validation, inventory and accounting systems, for which we receive fees based upon a percentage of the sales of the instant-ticket games.

Revenues from Facilities Management Contracts are accounted for as Service Revenue in our Consolidated Income Statements.

Unless otherwise indicated, the table below sets forth the lottery authorities with which we had Facilities Management Contracts and fully installed, operational lottery systems as of February 28, 2004, and as to which we are the sole supplier of central computers and terminals and material services. The table also sets forth information regarding the term of each contract and, as of February 28, 2004, the approximate number of terminals installed in each jurisdiction.

                                    APPROXIMATE                                                              CURRENT
                                 NUMBER OF LOTTERY      DATE OF COMMENCEMENT OF    DATE OF EXPIRATION OF    EXTENSION
   JURISDICTION               TERMINALS INSTALLED(1)       CURRENT CONTRACT        CURRENT CONTRACT TERM     OPTIONS*
   ------------               ----------------------    -----------------------    ---------------------    ----------
UNITED STATES:
Arizona                                2,500                      9/99                     9/06                ---

California                            18,540                      10/03                    10/09            4 one-year

Colorado (2)                           2,440                      3/95                     10/04               ---

D.C. (3)                                 580                      6/99                     11/09               ---

Florida (4)                               --                      1/05                     3/11             2 two-year

Georgia                                8,045                      9/03                     9/10                ---

Idaho (5)                                740                      2/99                     2/07                ---

Illinois                               6,860                      4/00                     10/07            1 one-year

Kansas                                 1,850                      7/02                     6/08                ---

Kentucky                               2,813                      4/97                     6/08                ---

Louisiana                              2,790                      6/97                     6/10                ---

Michigan                               8,460                      1/98                     1/09                ---

Minnesota                              3,000                      2/03                     2/08             5 one-year

Missouri                               2,950                      7/96                     6/05                ---

Nebraska (6)                             935                      4/94                     6/04                ---

New Jersey                             6,000                      6/96                     6/06                ---

New Mexico                             1,160                      6/96                     11/08               ---

New York                              15,600                      11/00                    3/07             3 one-year

Ohio                                   7,230                      8/00                     6/05             2 two-year

Oregon                                 3,000                      12/96                    6/05             3 one-year

Rhode Island                           1,030                      7/03                     6/23                ---

Tennessee                              3,800                      1/04                     4/11                ---

Texas                                 16,350                      8/02                     8/11                ---

Washington                             2,700                      9/95                     6/06                ---

                                    APPROXIMATE                                                              CURRENT
                                 NUMBER OF LOTTERY      DATE OF COMMENCEMENT OF    DATE OF EXPIRATION OF    EXTENSION
   JURISDICTION               TERMINALS INSTALLED(1)       CURRENT CONTRACT        CURRENT CONTRACT TERM     OPTIONS*
   ------------               ----------------------    -----------------------    ---------------------    ----------
Wisconsin                              3,070                     11/03                     6/11             2 one-year

INTERNATIONAL:
Argentina
-Loteria National                        800                     11/93                     1/05                ---
Sociedad del
Estado (5, 7)
-Boldt IPLC (5)                        3,000                     11/99                    11/09                ---

Barbados
-T.L. Lotteries                          200                     10/94                    11/04                ---

Brazil
-National
Lottery (8)                           21,800                      5/00                     5/05                ---
-Minas Gerais                            800                     10/94                    11/06                ---
-Santa Catarina                          105                      4/02                     4/06             1 one-year

Colombia
-ETESA (9)                             2,400                     12/99                     1/11              5 years

Czech Republic
-SAZKA                                 8,250                     10/92                    12/17                ---

Ireland
-An Post Nat'l
Lottery Company                        2,060                      6/02                    12/08               (10)

Jamaica
-Supreme
Ventures Limited                         700                     11/00                    01/11             1 ten-year

Luxembourg (11)
-Loterie Nationale                       150                      6/01                    10/07             4 one-year

Mexico
-Pronosticos Para
La Assistencia
Publica                                6,800                     (12)                     (12)                 (12)

Morocco
-La Societe de                         1,600                      8/99                     4/09             1 one-year
Gestion de la
Loterie Nationale
and La Marocaine
des Jeux et Les
Sports

                                    APPROXIMATE                                                              CURRENT
                                 NUMBER OF LOTTERY      DATE OF COMMENCEMENT OF    DATE OF EXPIRATION OF    EXTENSION
   JURISDICTION               TERMINALS INSTALLED(1)       CURRENT CONTRACT        CURRENT CONTRACT TERM     OPTIONS*
   ------------               ----------------------    -----------------------    ---------------------    ----------
Poland
-Totalizator                           9,200                      5/01                     5/11             1 six-month
Sportowy

Puerto Rico
-Loteria                               2,290                      3/99                     3/05                (6)
Electronica de
Puerto Rico

Slovak Republic
-TIPOS a.s.                            1,550                      3/96                    12/11                ---

South Africa (13)
-National Lottery                      8,235                      7/99                     4/07             1 one-year

Spain
-L'Entitat                             2,445                     10/97                     4/04             1 six-month
Autonoma de Jocs
I Apostes de la
Generalitat de
Catalunya (14)

Sri Lanka
-Mahapola Higher                          --                     11/03                     (14)             1 five-year
Education
Scholarship Trust
Fund (15)

Taiwan
-Taipei Bank (16)                      7,000                     11/01                    12/06                ---

Trinidad & Tobago
-National Lotteries                      600                     12/93                     7/06             1 three-year
Control Board

Turkey
-Turkish National                      4,000                      2/96                    11/04                (17)
Lottery (5)

United Kingdom
-The National                         25,440                      1/02                     1/09                ---
Lottery (18)

Ukraine
-Ukrainian
National Lottery                       2,430                      8/00                    12/10                ---

*Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1) Total does not include instant-ticket validation terminals or instant ticket vending machines.

(2) The Colorado lottery authority has selected another vendor to provide equipment and services after the Colorado lottery authority's contract with us expires in October 2004.

(3) Operated by Lottery Technology Enterprises, a joint venture in which we have a 1% interest, and to which we supply lottery goods and services.

(4) The lottery system that we are implementing for the Florida lottery authority under the contract that we entered into during fiscal 2004 is scheduled to become operational in February 2005.

(5) Under these contractual arrangements (which we formerly referred to as "Operating Contracts"), the lottery authorities purchased the lottery system and related software license from us at the respective start of the contracts.

(6) The Nebraska lottery authority has selected another vendor to provide equipment and services after the Nebraska lottery authority's contract with us expires in June 2004. The Puerto Rico lottery authority has selected another vendor to provide equipment and services after the Puerto Rico lottery authority's contract with us terminates in March 2005.

(7) We are the service provider only with respect to one-half of this network.

(8) Operated by GTECH Brasil Holdings, S.A., a Brazilian company in which we own all voting stock. The term of our contract runs until May 2005, with Caixa Economica Federal, the operator of the National Lottery, having the right to elect upon prior notice to terminate the contract as early as December 2004. See "Item 3, "Legal Proceedings" and Note 13 to Notes to Consolidated Financial Statements below.

(9) Our contract with the Colombia lottery authority is not a true facilities management contract in that title to the equipment vests in the Colombia lottery authority at the end of the term.

(10) Our contract with the Ireland lottery authority may be extended for any period mutually acceptable to us and the Ireland lottery authority.

(11) The Luxembourg lottery authority can extend the software license granted by us for up to 10 years after the end of the initial term and any extensions of the contract.

(12) Our contract with the Mexico lottery authority is not a true facilities management contract. Title to all equipment, which initially had been supplied under lease, has passed to the lottery authority pursuant to the terms of our agreement. We provide maintenance and other services, if requested by the lottery authority. In February 2004, the Mexico lottery authority selected the Company, after a competitive procurement, as the apparent successful vendor to provide equipment and services for a new online lottery system under a proposed six-year contract. In late April 2004, we were notified that this award has been revoked. This revocation follows a ruling by the Mexican Comptroller Ministry on a protest filed by unsuccessful competitors that declared our bid non-compliant and disqualified us from the competitive procurement. The Mexican lottery authority subsequently announced that it has disqualified the sole remaining bidder as also being non-compliant and has formally ended the procurement. We intend to pursue all appropriate avenues to contest the Comptroller's decision.

(13) Operated by Uthingo consortium, in which we are a 10 percent equity owner.

(14) We are in the process of negotiating a one-year extension of our contract with this lottery authority.

(15) The lottery system that we are implementing for the Mahapola Higher Education Scholarship Trust Fund ("Mahapola") under the contract that we entered into during fiscal 2004 is scheduled to become operational in September 2004, although lawsuits filed by competitors challenging the award have delayed and may prevent implementation of this lottery system. See "Significant Developments Since the Start of Fiscal 2004," above. Our contract with Mahapola runs from the tenth anniversary of the first date on which lottery tickets are processed or September 2014, whichever is earlier.

(16) Lottery Technology Services Corporation ("LTSC"), a consortium in which we own a 44% indirect interest, entered into a Commission Agreement with the Bank of Taipei to operate the Taiwan Public Welfare Lottery. ACER, Inc. indirectly owns the other 56% of LTSC. We supply terminals to LTSC and provide to LTSC central system maintenance, software support and consulting services pursuant to service and supply agreements.

(17) The term of the contract with the Turkey lottery authority renews for successive one-year extension terms unless either party gives timely notice of non-renewal. In addition, the Turkey lottery authority has the option to assume responsibility for the provision of certain lottery services at any time after the second anniversary of system start-up.

(18) Operated by Camelot Group plc, a consortium, on a facilities management basis.

PRODUCT SALES CONTRACTS. Under Product Sale Contracts, we construct, sell, deliver and install turnkey lottery systems or lottery equipment and license the computer software for a fixed price, and the lottery authority subsequently operates the lottery system. We also sell additional terminals and central computers to expand existing systems and/or replace existing equipment under Product Sales Contracts.

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

The table below lists certain of our direct and indirect customers that since March 1, 1999 have purchased (or have agreed to purchase) from us new online or video lottery systems, software and/or terminals and equipment in connection with the expansion of existing lottery systems.

Argentina                           --Boldt IPLC
Australia                           --Lotteries Commission of New South Wales
Australia                           --Lotteries Commission of South Australia
Australia                           --Western Australia Lotteries Commission
Belgium                             --Loterie Nationale de Belgique
Canada                              --British Columbia Lottery Corporation
                                    --Western Canada Lottery Corporation
China                               --Beijing Welfare Lottery Center
France                              --La Francaise des Jeux
Germany                             --WestLotto
                                    --Sachsische Lotto - Gmbh
Israel                              --Mifal Hapayis
Luxembourg                          --Loterie Nationale
Massachusetts                       --Massachusetts State Lottery Commission
Netherlands                         --Stichting de Nationale Sport Totalisator
Poland                              --Totalizator Sportowy Sp. Zo.o
Portugal                            --Santa Casa de Misericordia de Lisboa
Singapore                           --Singapore Pools (Pte) Ltd.
South Africa                        --Uthingo
Spain                               --Sistemas Tecnicos de Loterias del Estado
                                    --Organizacion Nacional de Ciegos Espanoles
Sweden                              --AB Svenska Spel
Switzerland                         --Loterie de la Suisse Romande
Taiwan                              --Lottery Technology Services Corporation
United Kingdom                      --The National Lottery
Virginia                            --Virginia Lottery

                INSTANT TICKET VENDING MACHINE LOTTERY CONTRACTS

OVERVIEW: As described above, during fiscal 2004 we completed the acquisition of Interlott Technologies, Inc. ("Interlott"), a leading provider of instant ticket vending machines ("ITVMs") for the lottery industry worldwide. Like GTECH, Interlott generally conducts business under one of two types of contractual arrangements which are described in more detail below: Facilities Management Contracts and Product Sales Contracts.

FACILITIES MANAGEMENT CONTRACTS: Under a typical Facilities Management Contract with a lottery authority, Interlott builds to specification, installs, and services ITVMs for an initial term which typically is four years. These contracts usually contain options permitting the relevant lottery authority to extend the contract under the same terms and conditions for additional periods, generally ranging from one to three years. In addition, Interlott's customers occasionally renegotiate extensions on different terms and conditions.

Historically, the majority of Interlott's Facilities Management Contracts have been based on a compensation structure involving fixed monthly lease payments paid directly by the lottery authorities. However, recent Interlott Facilities Management Contracts feature a compensation structure based upon a negotiated percentage of the ITVM instant tickets sales revenues. Under Interlott's Facilities Management Contracts, Interlott retains title to the ITVMs, while providing its customers with necessary support services. In most jurisdictions Interlott employs a dedicated work force, consisting of a Regional Service Manager, marketing personnel, and customer service representatives who help service and maintain most aspects of the ITVM program.

PRODUCT SALES CONTRACTS: Under a typical Product Sales Contract, for a fixed price Interlott constructs, sells, delivers and installs a turnkey ITVM system that the lottery jurisdiction subsequently operates.

The table below sets forth the lottery authorities with which Interlott currently has Facilities Management Contracts ("FMCs"). This table also provides (except where noted by footnote) historical information respecting the number of ITVMs that are currently in service that were sold by Interlott prior to the completion of our acquisition of Interlott under its various Product Sales Contracts ("PSCs"). The table also sets forth information regarding the term of each FMC, as well as the approximate number of ITVMs installed in each FMC jurisdiction as of the date hereof.

                                                                       DATE OF
                    FMC        APPROXIMATE          DATE OF         EXPIRATION OF        CURRENT
                    OR          NUMBER OF       COMMENCEMENT OF        CURRENT          EXTENSION
JURISDICTION        PSC     ITVMS IN SERVICE    CURRENT CONTRACT    CONTRACT TERM        OPTIONS
------------        ---     ----------------    ----------------    -------------      ----------
Arizona             FMC            325                7/03               7/05          3 one-year

California          PSC           4,190

Colorado            FMC            530                7/00              10/04                --

D.C.                FMC            90                12/01              12/04          1 one-year

Idaho               PSC            170

Illinois            FMC           2,730(2)            6/97(2)                (2)               (2)

Indiana             FMC            685                1/01              12/04                --

Iowa                FMC            430                1/01              12/04          2 one-year

Kentucky            FMC            530                8/99               8/04                --

Maine               FMC            165                7/99               7/04                --

Maryland            FMC            955                2/00               2/05                --

Massachusetts       PSC           1,575

Minnesota           FMC            15                12/01              11/04          2 one-year

Missouri            FMC            630                6/01               6/04          4 one-year

New Hampshire       FMC            220                7/00               6/05                --

New Jersey(1)                      210

New Mexico          FMC            160                5/97               5/04          3 one-year

New York            FMC           4,380               5/02               5/05          2 one-year

Ohio                FMC           1,500               7/03               6/05          2 two-year

Oregon              PSC            520

Pennsylvania        PSC           3,050(3)

Rhode Island(1)                     100

Texas               FMC           1,200              10/03              10/06          2 one-year

Virginia            PSC           1,650

Washington          FMC           1,010              12/98(4)           11/04(4)            --

West Virginia       PSC            110

Wisconsin(1)                       500


-------------
(1) Represents ITVMs installed under a GTECH Facilities Management Contract. See Facilities Management Contracts table above for additional information.

-------------------
(2) The contract term with the Illinois lottery authority runs in tranches, based upon the corresponding dates of installation for ITVMs. Upon expiration of their respective contract terms, ITVMs may be purchased by the lottery authority, with post-purchase service to be provided by our Interlott business unit under a service contract. Installed ITVM base includes both ITVMs that are leased to, and ITVMs that are owned by, the lottery authority. The contract term with regards to the last tranche of ITVMs installed in Illinois expires in August 2008. In March 2004, after the close of fiscal 2004, we received notice that, following a competitive procurement, the Illinois lottery authority intends to award us a five-year contract to provide up to 2,000 ITVMs. This award is subject to the successful completion of negotiations with the Illinois lottery authority.

(3) Of this number, 650 ITVMs were purchased by a company providing facilities management services to the Pennsylvania lottery authority after the completion of our acquisition of Interlott in fiscal 2004.

(4) In March 2004, after the close of fiscal 2004, we received notice that we were named by the Washington lottery authority, following a competitive procurement, as the approved successful bidder to receive a three-year contract to provide the Washington lottery authority with up to 1,000 ITVMs. This award is subject to the successful completion of negotiations with the Washington lottery authority.


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

During fiscal 1999, we also announced the launch of our Altura family of terminals. Altura, which represents the initial offering of our ninth generation of online lottery terminal, permits applications to be written in the Java programming language, enabling the rapid development of a wide variety of games that are compatible with numerous software environments. We have supplied Altura terminals to a number of our customers.

The Altura LVT and Altura SST terminals are the newest additions to our Altura family of terminals. The Altura LVT, which features a compact platform, touch screen interface and expandable configuration, is designed to meet the needs of retailers with low volumes of transactions. The Altura SST, a self-service terminal, combines the functionality of instant ticket vending machines ("ITVMs") with the capability of selling online lottery products through a touch screen interface.

During fiscal 2004, we expanded our self-service terminal offerings with the completion of our acquisition of Interlott Technologies, Inc. ("Interlott"), a leading provider of ITVMs for the worldwide lottery industry. Interlott's EDS-Q family of ITVMs offers flexibility and expandability (from a four to 24 game capacity) as well as the industry's first transaction processing connectivity to in-store lottery terminals and lottery authority central systems. We recently accepted our first order for a hybrid self-service product that we have developed which we believe will combine the functionality of the ITVM and Altura SST, enabling the sale of both instant tickets and online games.

During fiscal 2004, we entered into an agreement to acquire Spielo Manufacturing, Incorporated ("Spielo"), a leading provider of video lottery terminals and related products and services to the global gaming industry. In April 2004 (after the close of fiscal 2004) we completed the acquisition of Spielo. We believe that this acquisition will further expand our terminal offerings. The Spielo family of terminals includes the Aura,(TM) a video lottery terminal that features a high-resolution 18" flat screen color monitor, 16-bit digital stereo sound, ergonomic design and powerful processor, and the Power Station 5,(TM) a video lottery terminal that is designed to meet the needs of bar and restaurant venues.

We are not dependent upon the use of our proprietary terminals and have the ability to integrate into our online lottery systems qualified third party terminals.

SOFTWARE. We design and provide, or license from third parties, all applications solutions for our lottery systems. Our highly sophisticated and specialized software is designed to provide the following system characteristics: rapid processing, storage and retrieval of transaction data in high volumes and in multiple applications; the ability to down-line load (i.e., to reprogram the lottery terminals from the central computer installation via the communications system to add new games); a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss; and a comprehensive management information and control system. Our ProSys(R) software system is based on client server architecture and provides open interfaces which allow for the integration and support of third-party and commercial modules and applications.

Our latest generation software system, the Enterprise Series(TM), is a unique, fully-open architecture that we believe provides a new industry standard for the development, deployment, integration and support of next-generation online lottery solutions, including those which permit sales of lottery products via a secure infrastructure over the Internet, without compromising the integrity of the games. The open system architecture of the Enterprise Series(TM) allows lotteries the flexibility to continuously upgrade their lottery systems, and integrate a broad spectrum of third party hardware and software solutions to achieve greater performance. In March 2003 we announced the launch of a certification process whereby third party technology vendors can be approved for integration with the Enterprise Series platform. Under our Enterprise Series certification process we have certified 4 third party vendors and 3 third party vendors are pending review.

CENTRAL COMPUTERS. Each of our lottery systems contains one or more central computer sites to which the lottery terminals are connected. Our central computer systems are manufactured by Hewlett-Packard Company, Stratus Computer, Inc. and IBM Corporation. The specifications for the configuration of our central computer installations are designed to provide continuous availability, a high throughput rate and maximum security. Central computer installations typically include: redundant mainframe computers, various peripheral devices (such as magnetic storage devices, management terminals and hard copy printers), and various safety, environmental control and security subsystems (including back-up power suppliers), which are all manufactured by third parties, and a microcomputer-based communication and switching subsystem. In addition, we supply management information systems that provide lottery personnel access to important financial and operational data without compromising the security of the online system. Based upon our development of our Enterprise Series(TM), we will be able to integrate qualified third party software applications.

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

According to industry sources that we regard as reliable, we are the largest global provider of wireless point-of-sale devices.

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

Keno(TM), an online game which we, together with the Lotteries Commission of South Australia, first introduced in 1990, exemplifies how innovative lottery games can help our lottery customers maintain or increase public interest in lottery games and thereby generate additional revenues. Keno(TM), features online drawings as often as every four minutes and is currently offered by 20 of our customers.

We currently have a substantial number of variations of lottery games in our software library and new games under development. We believe that this game library and the "know how" and experience accumulated by our professionals since our inception make it possible for us to meet the requirements of our customers for specifically tailored games on a timely and comprehensive basis.

In March 2004, after the close of fiscal 2004, we announced that we had entered into agreements with Hasbro Properties Group, the intellectual property development arm of Hasbro, Inc. ("Hasbro"), and New Vision Gaming, a company with extensive casino game development experience ("New Vision"), that we believe will further strengthen our lottery game content library. Under the Hasbro agreement, Hasbro grants to us a license to develop and distribute select lottery products featuring Hasbro's Monopoly(TM) and Battleship(TM) brands in the United States, Canada and Mexico, while our agreement with New Vision permits us to offer on an exclusive basis two of New Vision's flagship games through a variety of lottery distribution channels.

MARKETING. In United States jurisdictions in which we have been awarded a lottery contract, we are frequently asked to assist the lottery authority in the marketing of lottery games to the public. Such assistance generally includes advice with respect to game design, and promotion and development and distribution of terminals and advertising programs. As part of such assistance, we developed "GMark," a computerized marketing analysis system used to determine favorable locations for new lottery terminals. The lottery authorities of California, Florida, Georgia, Illinois, Kansas, Missouri, New York, Ohio, Rhode Island, Texas and Washington currently utilize GMark systems, and many customers contact the Market Research Group from time to time to obtain GMark services.

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

NON-LOTTERY COMMERCIAL SERVICES

While transaction processing services for the online lottery industry remains our core service offering, we have in recent years undertaken to capitalize on the investments that we have made in secure, high-volume transaction processing technology through development of additional applications, such as financial or retail transaction processing. During fiscal 2004, revenues from non-lottery commercial services accounted for approximately 7% of our consolidated revenues.

In May 2000, we signed a contract with Caixa Economica Federal, the operator of Brazil's National Lottery, to include additional financial transaction services (including bill and tax payment, social security contribution and traditional banking transaction services) over our dedicated network infrastructure. We are party to agreements with more than 700 retailers in Chile to provide electronic bill payment services at retail outlets throughout the country. See Item 3, "Legal Proceedings - Brazilian Legal Proceedings," below.

During fiscal 2003, we entered into an agreement with Supreme Ventures Limited, a licensee operating certain online games in Jamaica, and Mossel Jamaica Limited, a cellular telephone service provider in Jamaica ("Digicel") to provide Digicel with a non-exclusive distribution network for the electronic sale of personal identification numbers for cellular phone usage in Jamaica, thus providing customers in Jamaica with the ability to place cellular telephone calls using purchased minutes. During fiscal 2004, we acquired a controlling equity position in PolCard S.A., a leading debit and credit card merchant transaction acquirer and processor in Poland, and were awarded a two-year contract extension by the Idaho Department of Fish and Game to continue to provide products and services to operate Idaho's fish and game licensing system through December 31, 2006. See "Significant Developments Since the Start of Fiscal 2004" above.

PRODUCT DEVELOPMENT

We devote substantial resources in order to enhance our present products and systems and develop new products. In fiscal 2004, we spent approximately $57.3 million on research and development, as compared to $42.9 million in fiscal 2003, and $33.8 million in fiscal 2002.

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

PRODUCTION, ASSEMBLY AND COMPONENTS

We purchase most of the parts, components and subassemblies necessary for our terminals and other products from outside sources. We assemble these parts, components and subassemblies into finished products in our manufacturing facility where we also conduct all of our quality testing. We offer central systems manufactured by Hewlett-Packard Company, Stratus Computer, Inc. and IBM Corporation for our lottery systems. We do not manufacture any central system components. We have approximately three material sole source vendors. The loss of any of those vendors might result in material additional costs and/or manufacturing delays.

BACKLOG

The backlog of our orders for sales of our products, which are supported by signed contracts with our customers and which are believed by us to be firm, amounted to approximately $166.7 million as of

February 28, 2004, as compared to a backlog of approximately $141.2 million as of February 22, 2003. The increase in the backlog is due to a higher level of product sales expected to be consummated in fiscal year 2005. Approximately $112.8 million, or 67.7% of the backlog at February 28, 2004, is expected to be filled during fiscal 2005.

COMPETITION

The online lottery industry has faced increased competition in recent years for the consumers' entertainment dollar, including from a proliferation of destination gaming venues, and an increased availability of Internet gaming opportunities. In addition, in recent years, there has been increased competition among domestic and international participants in the online lottery industry. The online lottery business is highly competitive in the United States and internationally. Both in the United States and internationally, price is an increasingly important, but usually not the sole, criterion for selection. Other significant factors that influence the award of lottery contracts are: the ability to optimize lottery revenues through technical capability and applications knowledge; the quality, dependability and upgrade capability of the system; the marketing and gaming experience, financial condition and reputation of the vendor; and the satisfaction of other requirements and qualifications that the lottery authority may impose.

During fiscal 2004, our principal competitors in the online lottery business (and the number of online lottery jurisdictions currently serviced or under contract worldwide by such competitors) were as follows: Scientific Games Corporation (including the business formerly known as Automated Wagering International, Inc., and IGT Online Entertainment Systems, Inc.) (32); Essnet
(11); and Intralot S.A. (5).

PERSONNEL

As of April 1, 2004, we had approximately 4,900 full-time employees worldwide. The vast majority of our domestic employees is not represented by any labor union. We believe that our relationship with our employees is satisfactory.

ITEM 2. PROPERTIES

Our world headquarters and research and development and main production facility are located in our approximately 260,000 square foot building on approximately 26 acres in West Greenwich, Rhode Island, which we lease from West Greenwich Technology Associates, L.P. We are a limited partner in, and own 50% of, this partnership. As amended during fiscal 2002, our lease term runs until January 1, 2007 and we have an option to purchase the remaining 50% interest in West Greenwich Technology Associates, L.P. on or before the termination of the lease term. We own approximately 24 acres adjoining our headquarters in West Greenwich, Rhode Island. In May 2003, we entered into a master contract with the Rhode Island Lottery that, among other matters, relates to the development of a new world headquarters facility containing at least 210,000 square feet in Providence, Rhode Island by December 31, 2006. See Note 8 to Notes to Consolidated Financial Statements for further information respecting the planned relocation of our World Headquarters to Providence, Rhode Island, and certain related matters.

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

ITEM 3. LEGAL PROCEEDINGS

BRAZILIAN LEGAL PROCEEDINGS

                          THE CEF CONTRACT PROCEEDINGS

BACKGROUND. In September 1993, we purchased 41.5% of the voting common and non-voting preferred stock of Racimec Informatica Brasileira S.A. ("Racimec"), a Brazilian company engaged in the lottery business and the predecessor of our present Brazilian subsidiary, GTECH Brasil Ltda. In January 1996, we purchased the remaining voting common stock, and 37.7% of the non-voting preferred stock, of Racimec. Subsequent to January 1996, Racimec's accounts were consolidated with our own. In December 1997, we purchased the remaining non-voting preferred stock of Racimec. Racimec was reorganized in December 1998, and was eventually renamed GTECH Brasil Ltda. ("GTECH Brazil").

In January 1997, Caixa Economica Federal ("CEF"), the Brazilian bank and operator of Brazil's National Lottery, and Racimec entered into a four-year contract pursuant to which Racimec agreed to provide online lottery services and technology to CEF (the "1997 Contract"). This award was made by CEF with respect to a competitive bid that CEF had issued in 1994. Online lottery sales by Brazil's National Lottery commenced in May 1997.

In May 2000, CEF and GTECH Brazil terminated the 1997 Contract and entered into a new agreement obliging GTECH Brazil to provide lottery goods and services and additional financial transaction services (including bill and tax payment, social security contribution and traditional banking transaction services) to CEF for a contract term that, as subsequently extended, was scheduled to expire in April 2003 (the "2000 Contract"). In April 2003, GTECH Brazil entered into an agreement with CEF (the "2003 Contract Extension") pursuant to which: (a) the term of the 2000 Contract was extended through May 2005, with CEF having the right to elect upon prior notice to terminate the 2000 Contract early at any time after December 2004, and (b) fees payable to GTECH Brazil under the 2000 Contract were reduced by 15%.

As part of sworn testimony before the Brazilian Congress, in April 2004 CEF's President indicated that it is his intent to enter into negotiations with GTECH Brazil to accommodate an as-of-yet undisclosed procurement process, pursuant to which he would seek to negotiate certain concessions from GTECH Brazil relating to pending court actions respecting CEF procurement matters, and CEF would agree to extend the 2000 Contract beyond its current term. See -- "CEF Procurement," below. In addition, CEF and GTECH Brazil continue to work closely. For example, CEF recently notified us that GTECH Brazil has been pre-qualified for an upcoming bid to provide services and equipment for the Caixa Aqui, a correspondent banking system comprised of free-standing kiosks operated by CEF. GTECH Brazil and pre-qualified companies have been invited to present proposals to CEF regarding the expansion of the service offering and network territory of Caixa Aqui.

Revenues from the 2000 Contract accounted for approximately 9.7% of our total revenues for fiscal 2004, making CEF our largest customer for fiscal 2004 based on revenues.

CRIMINAL ALLEGATIONS AGAINST CERTAIN EMPLOYEES. In late March 2004, federal attorneys with Brazil's Public Ministry (the "Public Ministry Attorneys") recommended that criminal charges be brought against nine individuals, including four senior officers of CEF; Antonio Carlos Rocha, the former Senior Vice President of GTECH Holdings Corporation and President of GTECH Brazil; and Marcelo Rovai, GTECH Brazil's marketing director. No other present or former employee of the Company has been implicated by the Public Ministry Attorneys, and under Brazilian law (which provides that criminal charges may not be brought against corporations and other entities), we cannot be subject to criminal charges in connection with this matter. We understand that Messrs. Rocha and Rovai will likely be charged with offering an improper inducement in connection with the negotiation of the 2003 Contract Extension. We further understand that Messrs. Rocha and Rovai will likely be charged with effectively co-authoring or aiding and abetting certain allegedly fraudulent or inappropriate management practices of the CEF management who agreed to enter into the 2003 Contract Extension. An investigation is being conducted on our behalf to ascertain the facts regarding this matter. The Company has encouraged Messrs. Rocha and Rovai to cooperate fully with the Brazilian authorities investigating this matter. In addition, the United States Securities and Exchange Commission has made an informal inquiry as to this matter, and we are cooperating fully with this inquiry. Brazilian news accounts have quoted CEF's President as denying that there had been any external pressure applied in connection with the negotiation of the 2003 CEF Contract Extension.

In light of the fact that our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, an allegation or finding of improper conduct that is attributable to us could have a material adverse effect on our business, both within Brazil and elsewhere, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these likely charges and any resulting, or related, legal proceedings could have a material adverse effect on our reputation and business. Because these proceedings are in their initial stages, it is impossible for us to assess their merits, or to provide an estimate of losses likely to be incurred in connection with these proceedings, or their financial statement impact, if any. See Item 1, "Certain Factors That May Affect Future Performance - `Government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales,' -- `Our lottery operations are dependent upon our continued ability to retain and extend our existing contracts and our new contracts,'--`We derive close to half of our revenues from foreign jurisdictions (including over 10% from Brazilian operations) and are subject to the economic, political and social instability risks of doing business in foreign jurisdictions, and -- `Our business prospects and future success depend upon our ability to attract and retain qualified employees'," above.

CIVIL ACTION BY THE PUBLIC MINISTRY ATTORNEYS. We recently have learned through a press release issued by the Public Ministry Attorneys that a civil action has been initiated by the Public Ministry Attorneys in the Federal Court of Brasilia against GTECH Brazil; 17 former officers and employees of CEF; the former president of Racimec; Antonio Carlos Rocha, the former Senior Vice President of GTECH Holdings Corporation and President of GTECH Brazil, and Marcos Andrade, another former officer of GTECH Brazil. The focus of the purported civil action is the contractual relationship between CEF, GTECH Brazil and GTECH Brazil's predecessor company, Racimec, for the period from 1994 to 2002, the year before the current government took over the administration of CEF. We understand that this civil action will allege that the defendants acted illegally in entering into and performing the 1997 Contract and the 2000 Contract. It is reported that this civil action seeks to invalidate the 2000 Contract (which, as extended, is still in force) as well as to impose penalties equal to the sum of all amounts paid to us under the 1997 Contract and the 2000 Contract from January 1997 to present, which we estimate to be approximately US$650 million at current exchange rates, plus certain other permitted amounts, minus our proven investment costs. As of this filing, we have not been served with notice of this civil action, nor is it available as a public record. We expect to mount a vigorous challenge to the far-reaching claims reported to be part of this lawsuit.

POPULAR CLAIM. In February 2004, Vincius Bijos, a Brazilian, commenced a public class action lawsuit in Brazil's Brasilia District Court of the Federal District against the Brazilian Federal government; CEF; several former and current officers of CEF; the former president of Racimec; and GTECH Brazil, seeking, among the relief requested of the Court, a preliminary injunction prohibiting CEF from making further payments to GTECH Brazil under the 2000 Contract, and an order that would terminate the 2000 Contract and require the defendants, jointly and severally, to refund amounts received by GTECH Brazil under the 1997 Contract and the 2000 Contract, together with interest, appropriate monetary adjustments, court costs and expenses. This public class action lawsuit bases its claims upon numerous alleged defects and irregularities, which the suit asserts violate Brazilian law, in the 1997 Contract and the 2000 Contract, and the manner in which the procurement processes that gave rise to the awards of these contracts were organized and administered. Among its claims, this lawsuit asserts that CEF's procurement and contracting process unlawfully restricted competition and gave preference to a non-Brazilian vendor over potential Brazilian vendors, and that GTECH Brazil unlawfully abused its competitive position in respect to these procurements and the related contracting processes. We intend to mount a vigorous challenge to the far-reaching claims that make up this lawsuit. We note that the Public Ministry Attorneys have filed an opinion with the federal court disagreeing with the request that an injunction enjoining payments from CEF to GTECH Brazil be entered and requesting that this suit be consolidated with the Public Ministry Attorneys' civil action described above.

TCU AUDIT. As previously reported, on June 5, 2003, the Federal Court of Accounts ("TCU"), the court charged with auditing agencies of the Brazilian federal government and its subdivisions, summoned us, together with several current and former employees of the CEF to appear before TCU's Brasilia court. The summons required the defendants to show cause why they should not be required to jointly pay a base amount determined by the TCU to be due of R$91,974,625.10, duly indexed for inflation and interest as of May 26, 2000 (Decision No. 692/2003). We estimate that this claim, in aggregate, is for the local currency equivalent of approximately US$61.3 million at current exchange rates. The allegations underlying this summons are set forth in a report (the "Audit Report") issued by the TCU in May 2003 respecting an audit conducted by the TCU of the 1997 Contract.

The central allegation of the Audit Report is that under the 1997 Contract we were accorded certain payment increases, and we contracted to supply to CEF certain services, that were not contemplated by the procurement process respecting the 1997 Contract and that are not otherwise permitted under applicable Brazilian law. The Audit Report alleges that as a result of this, CEF overpaid us under the 1997 Contract for the period commencing in January 1997 through May 26, 2000, and that we are liable with respect to such alleged overpayments as specified above. The Audit Report further determines that TCU shall audit the 2000 Contract and any other contract between us and CEF in effect after May 26, 2000 respecting the provision by us of lottery services. Moreover, the Audit Report states that the TCU will refer the Audit Report to, among others, the Public Ministry Attorneys and the Brazil Federal
Police (who, we have been advised, are conducting an investigation of CEF's public procurement activities in general). See -- "Criminal Allegations Against Certain Employees," and "Civil Action by Public Ministry Attorneys," above. The Audit Report does not allege that we have acted improperly.

In November 2003, we presented our defense to the claims and determination of the TCU that CEF overpaid us. We plan to continue to vigorously defend ourselves against the allegations made by TCU in the Audit Report and the proceedings initiated by the TCU with respect thereto. While we believe that we have good defenses to the claims and determination of the TCU, it is impossible at this time for us to predict the outcome of the TCU proceedings, or provide an estimate of losses likely to be incurred in connection with the resolution of this matter, or its financial statement impact, if any.

CEF PROCUREMENT. As previously reported, we are involved in legal proceedings with CEF respecting the CEF's plans for the operation of the National Lottery after expiration of the 2000 Contract, as extended. These legal proceedings began in June 2002, at which time CEF held a public hearing to reveal that it plans, upon the termination of the 2000 Contract, to directly acquire all terminals and certain related goods and services, to lease or to otherwise directly acquire all necessary telecommunications equipment and services, and to itself perform all necessary data processing services. In June 2002, we filed before the 17th Federal Lower Court of Brasilia, a lawsuit captioned "Atentadeo", in which we allege that CEF's proposed procurement process violates said Court's judgment obtained by us in March 2001, pursuant to which, in the context of a prior Request For Proposals proposed by CEF in 2000, we had obtained a writ permitting us to submit an integrated bid for all goods and services to be required under the successor to the 2000 Contract.

In June 2003, after a series of rulings by various Brazilian courts, the Federal Higher Court of Brasilia issued a decision permitting CEF to obtain goods and services necessary to operate the National Lottery after the termination of the 2000 Contract by publishing four separate Requests For Proposals (the "Four RFP Procurement").

While legal proceedings continue, we believe that the June 2003 decision indicates that we are unlikely ultimately to prevail in our challenge to CEF's plans for a procurement process contemplating multiple vendors supplying lottery goods and services to CEF after termination of the 2000 Contract in May 2005, or earlier as described above. If CEF proceeds with the Four RFP Procurement, or a similar plan involving multiple Requests For Proposal, and we are ultimately unsuccessful in our efforts to be allowed to submit a single integrated bid for all goods and services required under the successor to the 2000 Contract, it is likely that our revenues with respect to any successor contract awarded to us by CEF will be materially less than revenues earned by us under the 2000 Contract. Moreover, while we will be the incumbent vendor with respect to this procurement by CEF, there can be no assurance that we will be selected by CEF to supply goods and services after termination of the 2000 Contract.

CEF's President recently indicated that in order to accommodate an as-of-yet undisclosed procurement process, it is his intent to seek to negotiate: (a) certain concessions from GTECH Brazil relating to pending court actions respecting CEF procurement matters, and (b) an extension of the term of the 2000 Contract. See "Background" above.


                                  SERLOPAR SUIT

As previously reported, in April 2002 Serlopar, the lottery authority for the Brazilian state of Parana, sued our subsidiaries Dreamport Brasil Ltda. and GTECH Brasil Ltda. in the 2nd Public Finance Court of the City of Curitiba, State of Parana, under an agreement dated July 31, 1997, as amended (the "VLT Agreement"). Pursuant to the VLT Agreement, we agreed to install and operate video lottery terminals ("VLTs") in Parana. Serlopar alleges in its suit that we installed only 450 of the 1,000 VLTs that we were allegedly obliged to install, and that we were overpaid, and failed to reimburse Serlopar certain amounts alleged to be due to Serlopar, under the VLT Agreement. Serlopar seeks payment from us of approximately US$28 million (at current foreign exchange rates) with respect to these claims, together with unspecified amounts alleged to be due from the defendants with respect to general losses and damages (including loss of revenues) and court costs and legal fees. We believe we have good defenses to the claims made by Serlopar in this lawsuit, and we intend to continue to defend ourselves vigorously in these proceedings. We believe that the outcome of this suit will not have a material impact on our financial statements or business.

OTHER LEGAL PROCEEDINGS

                          SHAREHOLDER CLASS ACTION SUIT

As previously reported, we, together with William Y. O'Connor, our former Chairman and Chief Executive Officer, Steven P. Nowick, our former President and Chief Operating Officer, and W. Bruce Turner, our former Chairman and current President and Chief Executive Officer, were named as defendants in a shareholder class action suit captioned Sandra Kafenbaum and Steven Schulman, individually and on behalf of all others similarly situated v. GTECH Holdings Corporation, et. al., which suit was filed in the U.S. District Court of Rhode Island in August 2000 and subsequently amended in February 2001. As amended, the complaint filed in the case generally alleges that with respect to various announcements made between July 13, 1998 and August 29, 2000, we and the other defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to us and respecting our prospects in certain non-lottery business lines and investments), while failing to disclose in a timely manner certain allegedly material adverse information that we purportedly had a duty to disclose (including an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary compensation for all damages sustained as a result of defendants' alleged wrongdoing in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the suit (including counsel fees and expert fees) and such other and further relief as the court may deem just and proper. In April 2001, we and the other defendants moved to dismiss the complaint on the grounds that the allegations made in the complaint are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. Oral argument for our motion to dismiss was held in October 2001. In September 2002, the Court ruled on our motion, granting the motion to dismiss as to certain of our statements, but denying the motion to dismiss as to certain other of our statements cited in the complaint. The Court also granted our motion to dismiss plaintiff's claim against Mr. Turner, holding that there are no actionable statements attributable to him. We believe that we have good defenses to the claims made in this lawsuit. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit or provide an estimate of losses likely to be incurred in connection with this matter or its financial statement impact, if any.

                                   COHEN SUIT

As previously reported, on August 7, 2002 we terminated without cause the employment of Howard S. Cohen, our former President and Chief Executive Officer. In March 2003, Mr. Cohen attempted to exercise options granted by us in April 2002 to purchase 450,000 shares of our Common Stock at a per-share exercise price of $23.30. The non-qualified stock option agreement entered into between Mr. Cohen and us respecting the April 2002 grant of options provides by its terms that, in the event that Mr. Cohen's employment was terminated without cause, options remaining exercisable must be exercised within six months from the date of termination (i.e., by February 7, 2003). Because Mr. Cohen had failed to exercise his April 2002 options within the term provided in the applicable stock option agreement, we did not permit Mr. Cohen to exercise these options. In May 2003, Mr. Cohen filed suit in Rhode Island Superior Court against us and the attorneys who had advised him in connection with the negotiation of his severance agreement, respecting his attempt to exercise the April 2002 stock options. The suit, captioned Howard S. Cohen v. GTECH Corporation, GTECH Holdings Corporation, Michael J. Tuchman, Levenfeld Pearlstein, Charlene F. Marant and Marant Enterprises Holdings LLC, alleges that: (i) we breached our agreements with Mr. Cohen in failing to allow him to exercise his April 2002 options; (ii) through fraud by us, or the mutual mistake of the parties, the April 2002 option grant does not reflect the intent of the parties, and (iii) we had a duty to advise Mr. Cohen of his mistaken belief (if such it was) as to the exercise term of the April 2002 options, and failed to so advise Mr. Cohen. Mr. Cohen also alleges that his attorneys had failed in their duty of care in misadvising him as to the correct period during which he could exercise his options, and, in addition, had practiced law in Rhode Island without a license in violation of applicable Rhode Island law. Mr. Cohen seeks damages against us and the other defendants in an amount of not less than $4.0 million, plus interest, costs and reasonable attorneys fees. With respect to us, he also seeks an order reforming the terms of the April 2002 option grant to reflect the alleged intent of the parties with respect to the post-termination exercise term, and other equitable relief. Mr. Cohen also asks for a declaratory judgment construing our 2000 Omnibus Stock Option and Long Term Incentive Plan and Mr. Cohen's employment and severance agreements, as to the relevant option exercise period. We believe that we have good defenses to the claims made by Mr. Cohen in this lawsuit and we intend to vigorously defend ourselves in these proceedings. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit.

For further information respecting legal proceedings, see Item 1, "Certain Factors Affecting Future Performance" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and
Item 8, Note 13 to Notes to Consolidated Financial Statements included in this report. We also are subject to certain other legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of GTECH Holdings Corporation ("Holdings") during the last quarter of fiscal 2004.

ADDITIONAL INFORMATION

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

EXECUTIVE OFFICERS

The Executive Officers of Holdings as of April 1, 2004 are:

        Name           Age                                    Position
        ----           ---                                    --------
W. Bruce Turner        44    President and Chief Executive Officer since August 2002. Mr. Turner, who is also a Director of Holdings, was elected the Chairman of Holdings by the Board in July 2000, and subsequently served as Holdings' acting Chief Executive
                             Officer from August 2000 through March 2001. Previously, Mr. Turner was an independent consultant and private investor from February 1999 to July 2000.
                             Mr. Turner was a Managing Director, Equity Research, for Salomon Smith Barney
                             (formerly Salomon Brothers) from January 1994 until February 1999; and
                             Director, Leisure Equity Research for Raymond James & Associates from October
                             1989 until January 1994.

David J. Calabro       54    Executive Vice President and Chief Operating Officer since October 2002, having previously been Executive Vice President, Global Operations, from October 2001, and Senior Vice President with responsibility for the Company's worldwide facilities management business, from March 1999. Previously, Mr. Calabro was employed by Unisys Corporation, a leading provider of information technology, from May 1995 through February 1999 as its Vice President and General Manager
                             of the United States and Canada Public Sector Market Group, and prior to that, was Director of Business Operations (Government Systems Group) from August 1987 through April 1995 for Digital Equipment Corporation, a leading supplier of computer goods and services.

Marc A. Crisafulli     35    Senior Vice President, Gaming Solutions since December 2003; Senior Vice
                             President, General Counsel and Secretary since March 2001 and Chief Compliance
                             Officer since September 2001. Previously, Mr. Crisafulli was an associate (from
                             September 1994 through June 2000) and a partner (from July 2000 through March

        Name           Age                                    Position
        ----           ---                                    --------
                             2001) of the Providence-based law firm of Edwards & Angell, LLP where he practiced as a commercial trial lawyer.

Kathleen E. McKeough   53    Senior Vice President, Human Resources since May 2000. Previously, Ms. McKeough was Senior Vice President of Human Resources of Allied Domecq Retailing U.S., a
                             subsidiary of Allied Domecq, a leading producer and distributor of wines and spirits and owner of quick-service restaurants, from 1996 to 1999, and prior to this, was Chief Financial Officer and Treasurer of Allied Domecq Retailing U.S.
                             from 1994 to 1996.

Timothy B. Nyman       53    Senior Vice President of Global Services since October 2002. Previously, beginning in 1981, Mr. Nyman was employed by the Company in a series of increasingly responsible positions including, through September 2002, as the
                             Company's Vice President of Client Services.

Jaymin B. Patel        36    Senior Vice President and Chief Financial Officer since January 2000.
                             Previously, beginning in 1994, Mr. Patel was employed by the Company in a series of increasingly responsible positions including, from April 1998 until
                             January 2000, as GTECH's Vice President, Financial Planning and Business
                             Evaluation. Prior to his arrival at the Company, Mr. Patel served as a
                             Chartered Accountant with PriceWaterhouse in London.

Donald R. Sweitzer     56    Senior Vice President, Global Business Development & Public Affairs, since
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal United States market on which Holdings' Common Stock is traded is the New York Stock Exchange where it is traded under the symbol "GTK."

The following table sets forth on a per share basis the high and low sale prices of Common Stock for the fiscal quarters indicated, as reported on the New York Stock Exchange Composite Tape.

All share prices set forth below reflect the 2-for-1 stock split of the Common Stock effected in the form of a stock dividend distributed during the first quarter of fiscal 2003.

                    FISCAL 2003                          HIGH       LOW
                    -----------                          ----       ---
First Quarter (February 24 - May 25, 2002)              $30.49     $23.00
Second Quarter (May 26 - August 24, 2002)               $30.08     $17.62
Third Quarter (August 25 - November 23, 2002)           $26.49     $18.38
Fourth Quarter (November 24, 2002 - February 22, 2003)  $29.35     $22.60

                    FISCAL 2004                          HIGH        LOW
                    -----------                          ----        ---
First Quarter (February 23 - May 24, 2003)              $36.95     $26.79
Second Quarter (May 25 - August 24, 2003)               $41.90     $33.30
Third Quarter (August 24 - November 22, 2003)           $49.09     $40.05
Fourth Quarter (November 23, 2003 - February 28, 2004)  $60.23     $47.41

The closing price of the Common Stock on the New York Stock Exchange on April 6, 2004 was $60.60. As of April 6, 2004, there were approximately 765 holders of record of the Common Stock.

Prior to July 2003, Holdings had never paid cash dividends on its Common Stock. In July 2003, we announced that Holdings' Board of Directors had approved an annual cash dividend in the amount of $0.68 per share, payable quarterly beginning in the second quarter of fiscal 2004. Holdings accordingly declared and paid cash dividends in the amount of $0.17 per share in each of July and October 2003 and January and April 2004. Due to the fact that Holdings is a holding company, and its operations are conducted through the Company, the ability of Holdings to pay dividends on its Common Stock in the future will be dependent on the earnings and cash flow of its subsidiaries, and the availability of such cash flow to Holdings.

The remainder of the response to this Item incorporates by reference Item 8,
Note 17 to Notes to Consolidated Financial Statements. All securities reflected on Note 17 are authorized for issuance under compensation plans previously approved by Holdings' shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the other financial information included in this report. With the exception of the number of lottery customers at year end, the data in the table is derived from our consolidated financial statements which were audited by independent auditors.

                                                                                      Fiscal Year Ended
                                                           ------------------------------------------------------------------------
                                                           February 28,   February 22,   February 23,   February 24,   February 26,
                                                             2004 (a)        2003            2002           2001          2000
                                                           ------------------------------------------------------------------------
                                                                            (Dollars in thousands, except per share amounts)
OPERATING DATA:
Revenues:
       Services                                            $   957,471    $   868,896    $   831,787    $   856,475    $   860,419
       Sales of products                                        93,859        109,894        177,914         80,068        150,379
                                                           -----------    -----------    -----------    -----------    -----------
            Total                                            1,051,330        978,790      1,009,701        936,543      1,010,798
Gross Profit:
       Services                                                419,632        333,855        245,479        292,380        305,110
       Sales of products                                        34,633         30,951         41,462          5,224         48,426
                                                           -----------    -----------    -----------    -----------    -----------
            Total                                              454,265        364,806        286,941        297,604        353,536

Special charges (credit) (b)                                         -         (1,121)             -         42,270         (1,104)
Operating income                                               287,855        226,945        134,350         81,905        180,000
Net income                                                     183,200        142,021         68,026         43,148         93,585

PER SHARE DATA:
Basic                                                      $      3.15    $      2.49    $      1.15    $      0.62    $      1.29
Diluted                                                           2.84           2.43           1.13           0.62           1.29


DIVIDENDS PAID                                             $    29,977    $         -    $         -    $         -    $         -


BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                                  $   129,339    $   116,174    $    35,095    $    46,948    $    11,115
Investment securities available-for-sale                       221,850              -              -              -              -
Total assets                                                 1,559,131        954,195        853,829        938,160        891,023
Long-term debt, less current portion                           463,215        287,088        329,715        316,961        349,400
Shareholders' equity                                           562,289        315,566        202,955        314,362        296,576


CASH FLOW DATA:
Net cash provided by operating activities                  $   414,336    $   332,256    $   345,230    $   251,970    $   230,782
Net cash used for investing activities                        (612,459)      (158,608)      (164,726)      (162,566)      (164,343)
Net purchases of available-for-sale investment securities      221,850              -              -              -              -
                                                           -----------    -----------    -----------    -----------    -----------
Free cash flow (c)                                         $    23,727    $   173,648    $   180,504    $    89,404    $    66,439
                                                           ===========    ===========    ===========    ===========    ===========


Net cash provided by (used for) financing activities       $   206,937    $   (96,193)   $  (188,341)   $   (50,725)   $   (67,753)

OTHER DATA:
Income before income taxes                                 $   290,794    $   229,066    $   109,720    $    70,735    $   155,977
Interest expense                                                10,919         11,267         22,876         27,165         29,032
Depreciation and amortization                                  119,059        138,185        168,543        174,395        185,376
                                                           -----------    -----------    -----------    -----------    -----------
EBITDA (d)                                                 $   420,772    $   378,518    $   301,139    $   272,295    $   370,385
                                                           ===========    ===========    ===========    ===========    ===========


Number of lottery customers at year-end (e)                         84             84             82             83             82

----------
(a)  53-week year.

(b) The impact of the special charges (credit) on earnings per share on a diluted basis was ($0.01), $0.37 and ($0.01) in fiscal 2003, 2001 and 2000, respectively.

(c) Free cash flow (net cash provided by operating activities less net cash used for investing activities, excluding the net purchases of available-for-sale investment securities), represents the excess cash flows generated over and above the investment of capital required to both maintain and grow our ongoing revenue streams. Based upon the long term contractual cycles in our business, we believe free cash flow trends represent a useful guide to help determine the amount of internally generated capital available for enhancing long-term shareholder value, through a balance of investing in new growth opportunities, the tax efficient return of capital to our shareholders and repayment of debt obligations. As we define it, free cash flow may not be comparable to other similarly titled measures used by other companies.

(d) We believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, assists in explaining trends in our operating performance, provides useful information about our ability to incur and service indebtedness and is a commonly used measure of performance by securities analysts and investors in the gaming industry. EBITDA should not be considered as an alternative to operating income as an indicator of our performance or to cash flows as a measure of our liquidity. As we define it, EBITDA may not be comparable to other similarly titled measures used by other companies.

(e) A lottery customer is defined as a jurisdiction utilizing our systems or products for a traditional online lottery.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the financial results of GTECH Holdings Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes. This overview provides guidance on the individual sections of MD&A as follows:

- FORWARD-LOOKING STATEMENTS - cautionary information about forward-looking statements.

- OUR BUSINESS - a general description of our business; various legal proceedings relating to Brazil; acquisitions; significant contract bids and extensions; the consolidation of a special-purpose entity; and our common stock split.

- APPLICATION OF CRITICAL ACCOUNTING POLICIES - a discussion of accounting policies that require critical judgments and estimates.

- OPERATIONS REVIEW - an analysis of our consolidated results of operations for the three years presented in our financial statements. We operate in one business - Transaction Processing, and we have a single operating and reportable business segment. Therefore, our discussions are not quantified by segment results.

- LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION - an analysis of cash flows, financial position, contractual obligations and potential commitments.

- FINANCIAL RISK MANAGEMENT AND DIVIDEND POLICY - information about financial risk management; interest rate market risk; equity price risk; foreign currency exchange rate risk; and our dividend policy.

- SUBSEQUENT EVENTS - information about material events that occurred subsequent to February 28, 2004.

Unless specified otherwise, we use the terms "Holdings," "the Company," "we," "our," and "us" in MD&A to refer to GTECH Holdings Corporation and its consolidated subsidiaries included in the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Statements contained in this section and elsewhere in this report which are not historical statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Generally, the words "believe," "expect," "estimate," "anticipate," "will," "may," "could," "plan," "continue," and similar expressions identify forward-looking statements. See Item 1 - "Forward-Looking Statements" and "Certain Factors That May Affect Future Performance" for further information.

OUR BUSINESS

GENERAL

We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February. Fiscal 2004 was a 53-week year and we included the extra week in our fourth quarter ending February 28, 2004. Fiscal 2003 and 2002 were 52-week years.

We are a global technology services company providing software, networks and professional services that power high-performance solutions. We are the world's leading operator of highly-secure online lottery transaction processing systems, operating in 44 countries worldwide and we have a growing presence in commercial services transaction processing. In fiscal 2004, approximately 93% of our consolidated revenues were lottery related and approximately 7% were derived from commercial services transaction processing. Comparatively, in fiscal 2003, lottery related revenues and commercial services transaction processing revenues were approximately 95% and 5% of our consolidated revenues, respectively.

Being a global business, we derive a substantial portion of our revenue from our operations outside of the United States. In particular, in fiscal 2004, we derived 49.4% of our revenues from international operations and 10.2% of our revenues from our Brazilian operations alone (including 9.7% of our revenues from Caixa Economica Federal, the operator of Brazil's National Lottery, our largest customer in fiscal 2004 based on annual revenues). In addition, substantial portions of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. We are also exposed to more general risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability.

We have derived substantially all of our revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Our service revenues are derived primarily from lottery service contracts, which are typically at least five years in duration, and generally provide compensation to us based upon a percentage of a lottery's gross online and instant ticket sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. We primarily derive product sale revenues from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sale contracts. Our product sale revenues from period to period may not be comparable due to the size and timing of product sale transactions. During fiscal 2005, we currently anticipate that product sales will be in the range of $210 million to $220 million.

Our business is highly regulated, and the competition to secure new government contracts is often intense. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See the following for further information concerning these matters and other contingencies:

- Part I, Item 1 - "Certain Factors That May Affect Future Performance - Government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales;"

-    Part I, Item 3 - "Legal Proceedings;"

-    Note 13 to the consolidated financial statements.

BRAZIL LEGAL PROCEEDINGS

In late March 2004 (after the close of fiscal 2004), federal attorneys with Brazil's Public Ministry (the "Public Ministry Attorneys") recommended that criminal charges be brought against nine individuals, including four senior officers of Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, and a former and a present employee of our Company. An investigation is being conducted on our behalf to ascertain the facts regarding this matter. The Company has encouraged our former and present employees to cooperate fully with the Brazilian authorities investigating this matter. In addition, the United States Securities and Exchange Commission has made an informal inquiry as to this matter, and we are cooperating with this inquiry. We recently have learned through a press release issued by the Public Ministry Attorneys that a civil action has been initiated by the Public Ministry Attorneys in the Federal Court of Brasilia against GTECH Brasil Ltd. ("GTECH Brazil"); 17 former officers and employees of CEF; the former president of Racimec Informatica Brasileira S.A. ("Racimec") a Brazilian company engaged in the lottery business and the predecessor of GTECH Brazil; and two former officers of GTECH Brazil. The focus of the purported civil action is the contractual relationship between CEF, GTECH Brazil and Racimec for the period 1994 to 2002. Revenues from our lottery contract with CEF accounted for 9.7% of our total fiscal 2004 revenues, making CEF our largest customer in fiscal 2004 based upon annual revenues. Refer to Part I, Item 3, "Legal Proceedings--Brazilian Legal Proceedings, The CEF Contract Proceedings," and
Note 13 to the consolidated financial statements for detailed disclosures regarding this matter.

ACQUISITIONS

During fiscal 2004, we extended our online lottery product offerings by acquiring Interlott Technologies, Inc. ("Interlott"), a leading provider of instant ticket vending machines for the worldwide lottery industry, for an aggregate purchase price, including assumed debt, of $87.5 million. We believe our acquisition of Interlott will expand our presence in the instant-ticket distribution business, thereby anchoring our self-service strategy and allowing us to grow our core lottery market.

We also acquired a controlling equity position in PolCard S.A. ("PolCard") this fiscal year, for a purchase price, net of cash acquired, of $35.9 million. PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. This acquisition has broadened our offerings of high-volume transaction processing services outside of our core market of providing online lottery services.

Refer to "Subsequent Events" below for information related to acquisitions completed after the close of fiscal 2004.

We continue to evaluate a variety of opportunities to broaden our offerings of high-volume transaction processing services outside of our core market of providing online lottery services, such as the processing and transmission of commercial, non-lottery transactions including bill payments, electronic tax payments, utility payments, prepaid cellular telephone recharges and retail-based programs such as gift cards. Currently, our networks in Brazil, Poland, Chile, the Czech Republic and Jamaica process bill payments and other commercial service transactions. In the near term, we expect to concentrate our efforts to grow commercial service revenues principally in the United States, Latin America and Eastern Europe. While our goal is to leverage our technology, infrastructure and relationships to drive growth in commercial services, if, in the course of pursuing these opportunities, we identify an opportunity to gain access to certain markets through the acquisition of existing businesses, we may consider making such acquisitions.

SIGNIFICANT CONTRACT BIDS AND EXTENSIONS

A majority of our revenues and cash flow is derived from our portfolio of long-term online lottery service contracts, each of which in the ordinary course of our business is periodically the subject of competitive procurement or renegotiation. In fiscal 2004, we continued to execute against our growth strategy by signing new contracts and contract extensions both domestically and abroad.

Contracts with New Customers

During fiscal 2004, following public, competitive procurements, we signed contracts to provide new online and instant-ticket lottery systems, terminals and related services with three new customers: Tennessee Education Lottery Corporation; Florida Lottery; and Mahapola Higher Education Scholarship Trust Fund (Sri Lanka).

TENNESSEE EDUCATION LOTTERY CORPORATION

We signed a seven-year integrated services contract (which does not include any extension options) with the Tennessee Education Lottery Corporation in January 2004. Instant-ticket sales commenced in January 2004 and lottery sales on the online lottery system commenced in March 2004.

FLORIDA LOTTERY

We signed a six-year integrated services contract with the Florida Lottery which is expected to commence in February 2005 and includes two, two-year extension options.

SRI LANKA

In Sri Lanka, we signed a 10-year integrated services contract, which includes a five-year extension option. Online sales had been expected to commence under our Sri Lanka lottery contract in September 2004, but in March 2004, lawsuits were filed by competitors challenging the award of the contract to us. These legal challenges have delayed and may prevent implementation of our contract in Sri Lanka.

New Contracts with Existing Customers

In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant-ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. The Master Contract is part of a comprehensive economic development package that provides incentives for us to keep our world corporate headquarters and manufacturing operations in Rhode Island. See Note 8 to the consolidated financial statements for further information concerning this contract.

In February 2004, following a competitive procurement, we were selected by the Mexican lottery authority Pronosticos para la Asistencia Publica to enter into a six-year agreement to provide equipment and services for a new online lottery system and an associated telecommunications network. In late April 2004, we were notified that this award has been revoked. This action follows a ruling by the Mexican Comptroller Ministry in respect of a protest filed by unsuccessful competitors that declared our bid non-compliant and disqualified us from the competitive procurement. The Mexican lottery authority subsequently announced that it has disqualified the sole remaining bidder as also being non-compliant and has formally ended the procurement. We intend to pursue all appropriate avenues to contest the Comptroller's decision.


Contract Extensions

During fiscal 2004, we entered into contract extensions with existing customers in the following jurisdictions: Brazil (National Lottery); Wisconsin; Trinidad and Tobago; the Czech Republic; Michigan; China; Denmark; New Zealand; Portugal; Turkey; Sweden; and Idaho (Department of Fish and Game).

The National Lottery of Brazil was our largest contract in fiscal 2004, as measured by annual revenues, accounting for 9.7% of our consolidated revenues. See Part I, Item 3 - "Legal Proceedings--Brazilian Legal Proceedings, The CEF Contract Extension Proceedings," and Note 13 to the consolidated financial statements for further information concerning this contract.

New Contracts and Contract Extensions Subsequent to Fiscal 2004

In March 2004, following a competitive procurement, we were named as the apparent successful bidder to provide the Washington Lottery with Lottery Product Vending Machines and ongoing maintenance and support services. The proposed three-year contract includes three one-year extension options.

Also in March 2004, following a competitive procurement, we received a notice of intent to award a contract to provide the Illinois Lottery with Instant Ticket Dispensing Machines and ongoing maintenance and support services. The proposed five-year contract includes a three-year extension option.

In April 2004, we signed a five-year contract extension with our customer in Luxembourg to provide lottery terminals, products and ongoing services through October 2012.

Other Contract Information

During fiscal 2004, following a competitive procurement, the Nebraska lottery authority selected another vendor to provide equipment and services for a new online lottery gaming system upon the scheduled expiration of our current contract with the Nebraska Lottery in June 2004, however, we will remain as the Nebraska Lottery's instant-ticket products and system supplier through June 2008.

In May 2004 (after the close of fiscal 2004), we were notified by our customer, Loteria Electronica de Puerto Rico, of its intent to negotiate a contract to provide a new online lottery system and an associated telecommunications network with another vendor to take effect upon the expiration of our current contract in March 2005.

Our compensation under lottery service contracts is typically based upon a percentage of a lottery's gross online and instant ticket sales. Over the past several fiscal years, we have experienced and may continue to experience a reduction in the percentage of lottery ticket sales we receive from certain customers resulting from contract rebids, extensions and renewals due to a number of factors, including the substantial growth of lottery sales over the last decade, reductions in the cost of technology and telecommunications services, and general market and competitive dynamics. In anticipation and response to these trends, beginning in fiscal 2001, we began the implementation of our new Enterprise Series-led technology strategy combined with the implementation of a number of ongoing cost savings initiatives and efficiency improvement programs designed to enable us to maintain our market leadership in the lottery industry. We are unable to determine at this time the likely effect of this trend on our business.

See Part I, Item 1 - "Certain Factors That May Affect Future Performance - Our lottery operations are dependent upon our continued ability to retain and extend our existing contracts and win new contracts" and "Significant Developments Since the Start of Fiscal 2004 - Lottery Contract Awards " for further information concerning these matters.

CONSOLIDATION OF WEST GREENWICH TECHNOLOGY ASSOCIATES, L.P.

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. This Partnership is considered a variable interest entity commonly referred to as a special-purpose entity, as defined by Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").

Prior to the third quarter of fiscal 2004, we accounted for the Partnership using the equity method of accounting. Beginning in the third quarter of fiscal 2004, we consolidated the Partnership in accordance with FIN 46, which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. As a result, we recorded our world headquarters facilities owned by the Partnership as an asset and the Partnership's loan as a liability in our consolidated financial statements. The adoption of this interpretation increased balance sheet assets and liabilities by $30.0 million and $26.7 million, respectively, and resulted in a one-time, non-cash, after-tax gain of $3.3 million. The pre-tax gain of $5.3 million is recorded in Other Income (Expense) in our Consolidated Income Statements and not as a cumulative-effect adjustment because the gain is not material to our consolidated financial statements.

COMMON STOCK SPLIT

In the first quarter of fiscal 2003, our Board of Directors approved a 2-for-1 common stock split that was distributed in the form of a stock dividend on May 23, 2002 to shareholders of record on May 16, 2002. All references to common shares and per share amounts have been retroactively adjusted to reflect the stock split for fiscal 2003 and 2002 as presented in the consolidated financial statements and footnotes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

REVENUE RECOGNITION

Amounts received from customers in advance of revenue recognition are recorded in Advance Payments from Customers in our Consolidated Balance Sheets. We record liquidated damage assessments, which are penalties incurred due to a failure to meet specified deadlines or performance standards, as a reduction of revenue in the period they become probable and estimable. Liquidated damage assessments equaled 0.50%, 0.47% and 0.14% of our total revenues in fiscal 2004, 2003 and 2002, respectively.

Service revenues from commercial transaction processing services are recorded based on the net amount retained in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

We generally conduct out lottery business under two types of contractual arrangements: Facilities Management Contracts and Product Sales Contracts.

Facilities Management Contracts

Under typical Facilities Management Contracts, we construct, install and operate the lottery system, and retain ownership of the lottery system. These contracts generally provide for a variable amount of monthly or weekly service fees paid to us directly from the lottery authority based on a percentage of a lottery's gross online and instant ticket sales. These fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements.

Product Sales Contracts

Under Product Sales Contracts, we construct, sell, deliver and install a turnkey online lottery system ("lottery system") or lottery equipment, and license the computer software for a fixed price, and the lottery authority subsequently operates the lottery system.

Because Product Sales Contracts include significant customization, modification and other services prior to customer acceptance that are considered essential to the lottery software inherent in our lottery systems, revenue is recognized using contract accounting. Under contract accounting, amounts due to us, and costs incurred by us in constructing the lottery system, prior to customer acceptance, are deferred. Revenue attributable to the lottery system is classified as Sales of Products in our Consolidated Income Statements and is recognized upon customer acceptance as long as there are no substantial doubts regarding collectibility (the completed contract method of accounting). Revenue attributable to any ongoing services provided subsequent to customer acceptance is classified as Service Revenue in our Consolidated Income Statements and is recognized in the period earned because the lottery system has stand-alone value to the customer and there is objective and reliable evidence of fair value of the ongoing services.

In certain Product Sale Contracts (primarily the sale of lottery terminals), we are not responsible for installation. In these cases, we recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, customer acceptance criteria (if any) have been met, the sales price is fixed or determinable and collectibility is reasonably assured.

INCOME TAX EXPENSE AND ACCRUALS

Our annual income tax rate is based upon our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the result of a tax audit. An estimated effective income tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item.

Tax law requires items to be included in the income tax return at different times than the items are reflected in the financial statements. As a result, our annual income tax rate reflected in our financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our income tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our income tax return in future years for which we have already recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets when we believe expected future taxable income is not likely to support the use of a tax deduction or credit in that tax jurisdiction. Deferred tax liabilities generally represent income tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have already taken a deduction in our income tax return but we have not yet recognized as expense in our financial statements. We have not recognized any United States income tax expense on undistributed international earnings since we intend to reinvest the earnings outside the United States for the foreseeable future.

A number of years may elapse before a particular matter, for which we have established a reserve, is finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our reserves reflect the most probable outcome of known tax contingencies.

TRADE ACCOUNTS RECEIVABLE, NET AND SALES-TYPE LEASE RECEIVABLES

We evaluate the collectibility of trade accounts and sales-type lease receivables on a customer-by-customer basis and we believe our reserves are adequate; however, if economic circumstances change significantly resulting in a major customer's inability or unwillingness to meet its financial obligations to us, original estimates of the recoverability of amounts due to us could be reduced by significant amounts requiring additional reserves. During fiscal 2004 and 2003, we did not experience any collectibility or billing problems with any major customers or geographic localities for which revenue has been recognized.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually, or more frequently if events or circumstances indicate that these assets may be impaired. Other intangible assets determined to have definite lives are amortized over their useful lives. We review other intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include, among others, significant adverse changes in the extent or manner in which an asset is being used or in legal factors or in the business climate that could affect the value of an asset.

Because we have a single operating and reportable business segment (the Transaction Processing Segment), we perform our goodwill impairment test by comparing the fair value of the Transaction Processing segment with its book value, including goodwill. If the fair value of the Transaction Processing segment exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, a write-down would be recorded.

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

OPERATIONS REVIEW

Refer to the Summary Financial Data table while reading the operations review below.

                             SUMMARY FINANCIAL DATA

                                                             Fiscal Year Ended
                                              ---------------------------------------------------
                                                 February 28,     February 22,     February 23,
                                                    2004             2003              2002
                                              ----------------  ---------------  ---------  -----
                                                             (Dollars in thousands)
Revenues:
  Services                                    $ 957,471   91.1% $868,896   88.8% $ 831,787   82.4%
  Sales of products                              93,859    8.9   109,894   11.2    177,914   17.6
                                              ---------  -----  --------  -----  ---------  -----
     Total                                    1,051,330  100.0   978,790  100.0  1,009,701  100.0

Costs and expenses:
  Costs of services (a)                         537,839   56.2   535,041   61.6    586,308   70.5
  Costs of sales (a)                             59,226   63.1    78,943   71.8    136,452   76.7
                                              ---------  -----  --------  -----  ---------  -----
    Total                                       597,065   56.8   613,984   62.7    722,760   71.6
                                              ---------  -----  --------  -----  ---------  -----

Gross profit                                    454,265   43.2   364,806   37.3    286,941   28.4

Selling, general and administrative             109,092   10.4    96,130    9.8    112,763   11.2
Research and development                         57,318    5.4    42,852    4.4     33,779    3.3
Goodwill amortization                                 -      -         -      -      6,049    0.6
Special credit                                        -      -    (1,121)  (0.1)         -      -
                                              ---------  -----  --------  -----  ---------  -----
   Operating expenses                           166,410   15.8   137,861   14.1    152,591   15.1

Operating income                                287,855   27.4   226,945   23.2    134,350   13.3

Other income (expense):
  Interest income                                 5,733    0.5     3,837    0.4      5,450    0.5
  Equity in earnings of unconsolidated
  affiliates                                      6,236    0.6     7,376    0.8      3,959    0.4
  Other income (expense)                          1,889    0.2     2,175    0.2    (11,163)  (1.1)
  Interest expense                              (10,919)  (1.0)  (11,267)  (1.2)   (22,876)  (2.2)
                                              ---------  -----  --------  -----  ---------  -----
                                                  2,939    0.3     2,121    0.2    (24,630)  (2.4)
                                              ---------  -----  --------  -----  ---------  -----

Income before income taxes                      290,794   27.7   229,066   23.4    109,720   10.9

Income taxes                                    107,594   10.3    87,045    8.9     41,694    4.2
                                              ----------------  --------  -----  ---------  -----
Net income                                    $ 183,200   17.4% $142,021   14.5% $  68,026    6.7%
                                              =========  =====  ========  =====  =========  =====

(a) Percentages are computed based on cost as a percentage of related revenue.

COMPARISON OF FISCAL 2004 WITH 2003

Revenues were $1.1 billion in fiscal 2004, compared to $978.8 million in fiscal 2003, up $72.5 million, or 7.4%.

The following discussion on service revenues should be read in conjunction with the table below (in millions):

                                                    Fiscal Year Ended
                                   ------------------------------------------------------
                                                                             Change
                                    February 28,     February 22,      ------------------
Service revenues                        2004            2003              $           %
----------------                   --------------   --------------     ---------     ----
Domestic lottery                   $        519.7   $        492.6     $   27.1       5.5
International lottery                       360.9            323.6         37.3      11.5
Commercial services                          74.2             50.0         24.2      48.5
All other                                     2.7              2.7            -         -
                                   --------------   --------------     --------      ----
                                   $        957.5   $        868.9     $   88.6      10.2
                                   ==============   ==============     ========      ====

The 5.5% increase in domestic lottery service revenues was primarily due to higher service revenues from an increase in sales by our domestic lottery customers of approximately 4% with the balance principally due to the combined effect of an extra week of service revenues in fiscal 2004 and the acquisition of Interlott. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels, such as Keno.

The 11.5% increase in international lottery service revenues includes higher service revenues from an increase in sales by our international lottery customers of approximately 9%, along with the impact of the effect of an extra week of service revenues in fiscal 2004 of approximately 1.5%, with the balance of the increase due to the combined impact of favorable foreign exchange rates partially offset by contractual rate changes. While we are not able to quantify precisely the reasons for increases in sales by our international lottery customers, we believe that in general, such increases are attributable to more rapid growth rates typical of newer lottery jurisdictions, the successful introduction of new games and modifications to existing games (such as matrix changes and more frequent drawings).

The 48.5% increase in commercial transaction processing services was primarily due to the acquisition of PolCard, which contributed $21.4 million of service revenues in fiscal 2004.

Product sales were $93.9 million in fiscal 2004, compared to $109.9 million in fiscal 2003, down $16.0 million or 14.6%. Significant product sales in the prior year included the sale of a turnkey system to our customer in Portugal, and significant product sales in the current year included the sale of an interactive system to our customer in the United Kingdom.

Our service margins improved from 38.4% in fiscal 2003 to 43.8% in fiscal 2004, primarily due to lower depreciation of approximately 2.0 percentage points, principally related to fully depreciated assets associated with our contract with Caixa Economica Federal in Brazil, with the balance of the increase primarily due to the impact of higher service revenues.

Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. Our product margins were 36.9% in fiscal 2004 compared to 28.2% in fiscal 2003, primarily due to the different mix of sales.

Operating expenses were $166.4 million in fiscal 2004, compared to $137.9 million in fiscal 2003, up $28.5 million, or 20.7%. This increase was driven by $13.0 million of increased spending on selling, general and administrative expenses, primarily driven by increased business development activities in Poland and Mexico associated with our commercial services business and the consolidation of PolCard and Interlott. In addition, our investment in research and development increased by $14.4 million as we continue our efforts to accelerate the development and deployment of Enterprise Series into the marketplace. As a percentage of revenues, operating expenses were 15.8% and 14.1% during fiscal 2004 and 2003, respectively.

Interest income was $5.7 million in fiscal 2004, compared to $3.8 million in fiscal 2003, up $1.9 million reflecting interest earned on the cash proceeds from the $250 million of debt issued in the third quarter of fiscal 2004.

Equity income was $6.2 million in fiscal 2004 compared to $7.4 million in fiscal 2003, primarily due to lower equity income resulting principally from lower revenues generated by our joint venture in Taiwan.

The components of other income in fiscal 2004 and fiscal 2003 are as follows (in millions):

                                                                  Fiscal Year Ended
                                                           -----------------------------
                                                            February 28,    February 22,
                                                                2004            2003
                                                           --------------  -------------
One-time, non-cash, pre-tax gain resulting from the
   consolidation of the partnership that owns our world
   headquarters facilities                                 $         5.3   $           -
Minority interest in consolidated subsidiaries                      (4.5)           (0.6)
Foreign exchange gains (losses)                                     (0.2)            4.2
Net charges associated with the early retirement of debt             -              (2.3)
Other                                                                1.3             0.9
                                                           -------------   -------------
    Total other income                                     $         1.9   $         2.2
                                                           =============   =============

The $5.3 million one-time, non-cash, pre-tax gain resulting from the consolidation of the partnership that owns our world headquarters facilities was recorded in compliance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

Weighted average diluted shares in fiscal 2004 increased by 6.8 million shares to 65.1 million shares, primarily due to the assumed conversion of our $175 million principal amount of 1.75% Convertible Debentures (the "Debentures") into shares of our common stock, resulting in a decrease to diluted earnings per share of approximately $0.22. These Debentures are convertible at the option of the holder into shares of our common stock at a conversion price of approximately $27.50 per share when, among other circumstances, our stock closes above $33 per share for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 6.4 million shares issuable upon the conversion of the Debentures. The Debentures were convertible for 209 out of 256 trading days in fiscal 2004, and accordingly, 5.2 million shares were included in the computation of diluted earnings per share.

Our effective income tax rate decreased from 38% in fiscal 2003 to 37% in fiscal 2004 principally due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory tax rate.

COMPARISON OF FISCAL 2003 WITH 2002

Revenues were $978.8 million in fiscal 2003, compared to $1.0 billion in fiscal 2002, down $30.9 million, or 3.1%.

The following discussion on service revenues should be read in conjunction with the table below (in millions):

                                                        Fiscal Year Ended
                                   ------------------------------------------------------
                                                                             Change
                                   February 22,     February 23,       ------------------
Service revenues                        2003            2002              $           %
----------------                   --------------   --------------     ---------    -----
Domestic lottery                   $        492.6   $        481.2     $   11.4       2.4
International lottery                       323.6            290.4         33.2      11.4
Commercial services                          50.0             50.3         (0.3)     (0.6)
All other                                     2.7              9.9         (7.2)    (72.3)
                                   --------------   --------------     --------     -----
                                   $        868.9   $        831.8     $   37.1       4.5
                                   ==============   ==============     ========     =====

Service revenues increased by 4.5% in fiscal 2003 compared to fiscal 2002. Had last year's average exchange rates prevailed throughout fiscal 2003, we estimate that service revenues would have increased by approximately 7.1% compared to last year.

The 2.4% increase in domestic lottery service revenues includes higher service revenues from an increase in sales by our domestic lottery customers of approximately 7%, partially offset by the combined impact of lower jackpot activity, net new contracts and contractual rate changes of approximately 4%.

The 11.4% increase in international lottery service revenues includes higher service revenues from an increase in sales by our international lottery customers of approximately 6% and the combined impact of higher jackpot activity, net new contracts and contractual rate changes of approximately 8%. These positive factors were partially offset by lower service revenues of approximately 4% resulting from the weakening of the Brazilian real against the U.S. dollar.

Service revenues from commercial transaction processing services (primarily in Brazil), were down slightly from the prior year due to the weakening of the Brazilian real against the U.S. dollar. In local currency, commercial transaction processing service revenues increased approximately 20.5% over the prior year.

Product sales were $109.9 million in fiscal 2003, compared to $177.9 million in fiscal 2002, down $68.0 million, or 38.2%. Product sales in the prior year included significant sales of terminals and software to our customer in the United Kingdom. The absence of sales to our United Kingdom customer in fiscal 2003 was partially offset by the sale of a turnkey lottery system to our customer in Portugal during the current fiscal year.

Our service margins improved from 29.5% in fiscal 2002 to 38.4% in fiscal 2003. Fiscal 2003 service margins were 3.2 percentage points higher due to the prior year write-off of assets and reserves associated with the economic instability in Argentina and impairment charges relating to an under-performing international contract and 2.3 percentage points higher due to lower depreciation (principally related to contract extensions and fully depreciated assets associated with existing contracts). Higher sales by our lottery customers, new contracts that generated incrementally higher gross margins, and improved operational and service delivery efficiencies also contributed to the improvement in service margins in fiscal 2003.

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

The components of other income (expense) in fiscal 2003 and fiscal 2002 are as follows (in millions):

                                                                             Fiscal Year Ended
                                                                       -----------------------------
                                                                        February 22,    February 23,
                                                                            2003            2002
                                                                       -------------   -------------
Foreign exchange gains (losses)                                        $         4.2   $        (0.3)
Net charges associated with the early retirement of debt                        (2.3)          (12.5)
Minority interest in consolidated subsidiaries                                  (0.6)           (0.2)
Write-off of our cost method investment in the common stock
     of an Internet security developer                                           -              (9.3)
Gain on the sale of a majority interest in our subsidiary in the
     Czech Republic                                                              -               3.9
Amortization of the gain on the 1998 sale of our 22.5% equity
     interest in Camelot Group plc                                               -               5.0
Other                                                                            0.9             2.2
                                                                       -------------   -------------
    Total other income (expense)                                       $         2.2   $       (11.2)
                                                                       =============   =============

During the third quarter of fiscal 2003, we used cash on hand to repurchase the remaining $40 million of our 7.75% Series A Senior Notes due 2004. In connection with this repurchase, we recorded net charges of $2.3 million, principally comprised of tender premiums to the holders of the notes, net of gains from the sale of interest rate swaps associated with the notes.

During the fourth quarter of fiscal 2002, we repurchased $110 million of 7.75% Series A Senior Notes due 2004 and $55 million of 7.87% Series B Senior Notes due 2007 (collectively, the "Senior Notes"). In connection with this repurchase, we recorded charges of $12.5 million, principally comprised of tender premiums of $12.2 million to the holders of the notes, net of gains on interest rate swaps of $6.2 million, along with make whole premiums of $5.2 million associated with the refinancing of our World Headquarters facilities by the partnership that owns the facilities.

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

Our Debentures are convertible at the option of the holder into shares of our common stock at a conversion price of $27.50 per share when our stock closes at or above $33 per share for 20 out of 30 consecutive trading days prior to the date of surrender for conversion. For fiscal 2003 and 2002, 6.4 million shares issuable upon the conversion of the Debentures were not included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths. We expect cash flows from operations in fiscal 2005 to be comparable to fiscal 2004 levels and we expect to meet our financial commitments and operating needs in the foreseeable future. We expect to use cash generated from operating activities primarily for aggregate contractual obligations, to fund all or a portion of the cash needed for potential acquisitions and to pay dividends. Our debt ratings of Baa1 from Moody's and BBB from Standard and Poor's contribute to our ability to access capital markets at attractive prices. These ratings reflect several factors, including our strong cash flows and balance sheet.

ANALYSIS OF CASH FLOWS

During fiscal 2004, we generated $414.3 million of cash from operations which, along with cash on hand, was principally used to purchase $268.0 million of systems, equipment and other assets relating to contracts and to fund acquisitions of $74.4 million. In addition, during the third quarter of fiscal 2004, we issued $250 million of 4.75% Senior Notes. At February 28, 2004, we had $129.3 million of cash and cash equivalents on hand and $221.9 million of short-term investment securities.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2005 will be in the range of $570 million to $600 million, including approximately $225 million related to the acquisitions of Spielo Manufacturing Incorporated and Leeward Islands Lottery Holding Company Inc. (See "Subsequent Events" below.) We expect our principal sources of liquidity to be existing cash and short-term investment balances, along with cash we generate from operations. Our credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of February 28, 2004, there were no borrowings under the credit facility. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of February 28, 2004, after considering $8.8 million of letters of credit issued and outstanding, there was $291.2 million available for borrowing under the Credit Facility.

We currently expect that our cash flow from operations, existing cash and short-term investment balances and available borrowings under our credit facility will be sufficient, for the foreseeable future, to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund all or a portion of the cash needed for potential acquisitions, to pay dividends, to fund the capital requirements under our Master Contract with the Rhode Island Lottery and to repurchase shares of our common stock, from time to time, under our share repurchase programs. We may also seek alternative sources of financing to fund certain of our obligations under our Master Contract with the Rhode Island Lottery and to fund future potential acquisitions and growth opportunities that are not currently contemplated in the $570 million to $600 million we estimate we will need in fiscal 2005 for the uses disclosed above.

FINANCIAL POSITION

Our balance sheet as of February 28, 2004, as compared to our balance sheet as of February 22, 2003, was impacted by our acquisitions of Interlott and PolCard and the consolidation of our 50% limited partnership interest in West Greenwich Technology Associates, L.P. Drivers of the material changes in each specific balance sheet category are described below.

Investment securities available-for-sale were up $221.9 million primarily driven by the issuance of $250 million of debt in the third quarter of fiscal 2004.

Trade accounts receivable, net increased by $11.2 million, from $107.7 million at February 22, 2003 to $118.9 million at February 28, 2004, primarily due to $29.0 million related to the PolCard and Interlott acquisitions, partially offset by collections related to product sales we recorded in the fourth quarter of fiscal 2003.

Inventories increased by $4.5 million, from $72.3 million at February 22, 2003 to $76.8 million at February 28, 2004, primarily due to an increase in inventory associated with product sales expected to be recorded during fiscal 2005 and 2006 and inventory associated with the acquisition of Interlott in September 2003, partially offset by the sale of an interactive system to our customer in the United Kingdom.

Systems, equipment and other assets relating to contracts, net, increased by $180.5 million, from $410.9 million at February 22, 2003 to $591.4 million at February 28, 2004, primarily due to the purchase of $268.0 million of systems, equipment and other assets relating to contracts (principally related to lottery system implementations in California and Georgia and the acquisitions of Interlott and PolCard), partially offset by depreciation expense.

Goodwill, net, increased by $73.1 million, from $115.5 million at February 22, 2003 to $188.6 million at February 28, 2004, primarily due to the acquisitions of PolCard and Interlott.

Property, plant and equipment, net, increased by $33.1 million, from $24.5 million at February 22, 2003 to $57.6 million at February 28, 2004, primarily due to the consolidation of the partnership that owns our world headquarters facilities.

Intangible assets, net, increased by $26.0 million, from $2.2 million at February 22, 2003 to $28.2 million at February 28, 2004, due to a $12.5 million up-front license fee we paid to the Rhode Island Lottery, with the balance related to intangible assets recorded as a result of our acquisitions of PolCard and Interlott.

The refundable performance deposit balance of $20.0 million at February 28, 2004 relates to a performance deposit we paid to our customer in the Czech Republic in connection with our contract extension in September 2003. Refer to Note 9 to the consolidated financial statements for additional information.

Advance payments from customers increased by $51.7 million, from $52.4 million at February 22, 2003 to $104.1 million at February 28, 2004, primarily due to advances received from customers related to product sales that are expected to be recorded during fiscal 2005 and 2006.

Income taxes payable decreased by $41.6 million, from $54.0 million at February 22, 2003 to $12.4 million at February 28, 2004, primarily due to a reclassification of $23.2 million to deferred income taxes relating to tax deductions taken on the fiscal 2003 tax return that were not contemplated at the end of fiscal 2003, along with the tax benefits related to foreign currency translation and tax benefits on stock award plans for which we received a tax deduction in fiscal 2004.

Current portion of long-term debt increased by $99.3 million, from $7.0 million at February 22, 2003 to $106.3 million at February 28, 2004, primarily due to $90.0 million of 7.87% Senior Notes that were reclassified from long-term debt due to our plan to repurchase them in May 2004. See "Subsequent Events" below.

Long-term debt, less current portion, increased by $176.1 million, from $287.1 million at February 22, 2003 to $463.2 million at February 28, 2004, primarily due to proceeds from the issuance of $250 million of 4.75% Senior Notes during the third quarter of fiscal 2004, along with debt resulting from the consolidation of the partnership that owns our world headquarters facilities, partially offset by the $90.0 million of 7.87% Senior Notes that were reclassified as current debt.

Other liabilities increased by $14.3 million, from $39.4 million at February 22, 2003 to $53.7 million at February 28, 2004 primarily due to an advance payment on an equipment order we received from a domestic facilities management lottery customer that will be amortized to service revenue ratably over the base contract term.

Deferred income taxes were up $61.7 million primarily due to the reclassification from income taxes payable noted above, along with accelerated tax deductions relating to depreciation on investments in new and existing lottery systems during the year.

CONTRACTUAL OBLIGATIONS

As of February 28, 2004, the Company's contractual obligations, including payments due by period, are as follows (in millions):

                                                     Fiscal
                   --------------------------------------------------------------------------
                     2005       2006       2007       2008       2009    Thereafter    Total
                   --------   --------   --------   --------   --------  ----------  --------
Long-term debt     $  106.3   $    2.3   $   30.6   $    0.2   $    0.2   $  429.9   $  569.5
Operating leases       21.2       16.9        7.4        4.6        3.6        6.7       60.4
                   --------   --------   --------   --------   --------   --------   --------
Total              $  127.5   $   19.2   $   38.0   $    4.8   $    3.8   $  436.6   $  629.9
                   ========   ========   ========   ========   ========   ========   ========

Refer to Notes 11 and 23 to the consolidated financial statements for additional information regarding long-term debt and operating leases.

POTENTIAL COMMITMENTS

Performance and other bonds

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if the events set forth in the bond occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at February 28, 2004 (in millions):

                       Total Potential
                         Commitments
                       ---------------
Performance bonds        $    215.9
Litigation bonds                8.5
Financial guarantees            6.9
All other bonds                 2.3
                         ----------
                         $    233.6
                         ==========

FINANCIAL RISK MANAGEMENT AND DIVIDEND POLICY

FINANCIAL RISK MANAGEMENT

The primary market risk inherent in our financial instruments and exposures is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. Our exposure to commodity price changes is not considered material and is managed through our procurement and sales practices. At February 28, 2004, we owned $221.9 million of investment securities available-for-sale. We use various techniques to manage our market risks, including from time to time, the use of derivative instruments. We manage our exposure to counterparty credit risk by entering into financial instruments with major, financially sound counterparties with high-grade credit ratings and by limiting exposure to any one counterparty. We do not engage in currency or interest rate speculation.

Interest Rate Market Risk

Interest rate market risk is estimated as the potential change in the fair value of our total debt or current earnings resulting from a hypothetical 10% adverse change in interest rates.

The estimated fair value of our long-term debt and change in the estimated fair value due to hypothetical changes in interest rates are as follows (dollars in millions):

                                                            Estimated Fair Value
                                     -------------------------------------------------------------
                                     At February 28,           10% Increase in    10% Decrease in
                                          2004                 Interest Rates      Interest Rates
                                     ---------------           ---------------    ----------------
$250 million of 4.75% Senior Notes   $         251.0           $         250.1    $          252.0

$90 million of 7.87% Senior Notes              100.0                      99.4               100.6

$175 million of 1.75% Convertible              375.2                     375.1               375.2
     Debentures

The estimated fair values above were determined by an independent investment banker and the values of the Senior Notes were determined after taking into consideration $150 million of interest rate swaps. A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

We use various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swaps. In October 2003, we entered into three interest rate swaps for an aggregate notional amount of $150 million, which effectively entitle us to exchange fixed rate payments for variable rate payments for the period October 15, 2003 to October 15, 2010.

Equity price risk

The estimated fair value of our $175 million of 1.75% Convertible Debentures and change in the estimated fair value due to hypothetical changes in the market price of our common stock is as follows (dollars in millions):

                                                         Estimated Fair Value
                                      ---------------------------------------------------------
                                                           10% Increase in      10% Decrease in
                                       At February 28,     Market Price of      Market Price of
                                            2004            Common Stock          Common Stock
                                      -----------------    ---------------      ---------------
$175 million of 1.75% Convertible
  Debentures                          $           375.2    $         411.7      $         339.1

The estimated fair values above were determined by an independent investment banker and were based on a quoted market price of $214.375 per Debenture.

Foreign Currency Exchange Rate Risk

We are subject to foreign exchange exposures arising from current and anticipated transactions denominated in currencies other than our functional currency, which is United States dollars, and from the translation of foreign currency balance sheet accounts into United States dollar balance sheet accounts.

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

From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with certain firm commitments, variable service revenues and certain assets and liabilities denominated in foreign currencies. However, we do not engage in foreign currency speculation. These contracts generally have maturities of 12 months or less and are regularly renewed to provide continuing coverage throughout the year. At February 28, 2004 and February 22, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $22.6 million and $10.1 million, respectively, that would be recorded in the equity section of our balance sheet.

At February 28, 2004 and February 22, 2003, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $2.0 million and $2.5 million, respectively, that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At February 28, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2005 of $17.4 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2004 and 2003 anticipatory cash flows that were hedged varied throughout each fiscal year, but averaged 63% in fiscal 2004 compared to 61% in fiscal 2003.

As of February 28, 2004, we had contracts for the sale of foreign currency of approximately $63.8 million (primarily Euro and pounds sterling) and the purchase of foreign currency of approximately $45.3 million (primarily Brazilian real, pounds sterling, Swedish krona and New Taiwan dollars). Comparatively, at February 22, 2003, we had contracts for the sale of foreign currency of approximately $116.9 million (primarily Euro, pounds sterling and Czech koruna) and the purchase of foreign currency of approximately $41.1 million (primarily pounds sterling and Brazilian real). Refer to Note 12 to the consolidated financial statements for additional information.

DIVIDEND POLICY

We are committed to returning value to our shareholders. Beginning in the second quarter of fiscal 2004, we commenced paying cash dividends on our common stock of $0.17 per share, equivalent to a full-year dividend of $0.68 per share. We currently plan to continue paying dividends in the foreseeable future.

SUBSEQUENT EVENTS

Sale of Investment

At February 28, 2004, we held a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED manages a racino for Harrington Raceway, Inc.
("Harrington"). On April 9, 2004, we sold our 50% interest in GED to Harrington for approximately $12.0 million and recognized a gain of approximately $11.0 million.

Prepayment of Senior Notes

On April 13, 2004, we announced that GTECH will prepay on May 13, 2004, the remaining $90.0 million aggregate principal amount of its 7.87% Senior Notes due 2007. In connection with this prepayment, we expect to record net charges of approximately $1.0 million, principally comprised of tender premiums net of interest rate swaps which will be recorded in Other Income (Expense) in our Consolidated Income Statements.

ACQUISITIONS

Spielo Manufacturing Incorporated

On April 30, 2004, we completed the acquisition of privately-held Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals ("VLTs") and related products and services to the global gaming industry, for an all-cash purchase price of approximately $150 million. In addition, we paid Spielo shareholders approximately $7 million of a potential maximum earn-out amount of up to $35 million, which Spielo shareholders are entitled to receive in the 18 months following the closing, based upon Spielo achieving certain VLT installation objectives in New York. By acquiring Spielo, we will be better able to deliver a comprehensive, integrated VLT solution to our existing and potential customers, with a single point of contact and accountability.

Leeward Islands Lottery Holding Company Inc.

On May 5, 2004, we completed the acquisition of privately-held Leeward Islands Lottery Holding Company Inc. ("LILHCo"), a lottery operating company headquartered on the Caribbean islands of Antigua and St. Croix, for an all-cash purchase price of approximately $40 million. By acquiring Caribbean-based LILHCo, we will enhance our strategic foothold in that region, as well as provide significant growth opportunities in additional jurisdictions throughout the Caribbean.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures are included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
GTECH Holdings Corp.

We have audited the accompanying consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 28, 2004 and February 22, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 2004. Our audits also included the financial statement schedule listed in the index at item 16(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTECH Holdings Corporation and subsidiaries at February 28, 2004 and February 22, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in fiscal 2003 GTECH Holdings Corporation adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

                                               /s/ Ernst & Young LLP


Boston, Massachusetts
March 29, 2004, except for
  Note 25, as to which the date is May 5, 2004

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                            February 28,  February 22,
                                                                                               2004           2003
                                                                                            ------------  ------------
                                                                                              (Dollars in thousands)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                  $    129,339  $    116,174
 Investment securities available-for-sale                                                        221,850             -
 Trade accounts receivable, net                                                                  118,902       107,666
 Sales-type lease receivables                                                                      7,705         4,400
 Inventories                                                                                      76,784        72,287
 Deferred income taxes                                                                            34,396        29,410
 Other current assets                                                                             24,426        18,660
                                                                                            ------------  ------------
               TOTAL CURRENT ASSETS                                                              613,402       348,597

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                                   591,362       410,911

GOODWILL, net                                                                                    188,612       115,498

PROPERTY, PLANT AND EQUIPMENT, net                                                                57,576        24,510

INTANGIBLE ASSETS, net                                                                            28,231         2,190

REFUNDABLE PERFORMANCE DEPOSIT                                                                    20,000             -

SALES-TYPE LEASE RECEIVABLES                                                                      17,653        10,854

DEFERRED INCOME TAXES                                                                                  -         4,266

OTHER ASSETS                                                                                      42,295        37,369
                                                                                            ------------  ------------
               TOTAL ASSETS                                                                 $  1,559,131  $    954,195
                                                                                            ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                           $     80,004  $     74,042
 Accrued expenses                                                                                 47,428        51,200
 Employee compensation                                                                            33,981        37,494
 Advance payments from customers                                                                 104,128        52,442
 Deferred revenue and advance billings                                                            14,459        17,264
 Income taxes payable                                                                             12,394        54,043
 Taxes other than income taxes                                                                    19,459        16,020
 Short-term borrowings                                                                                 -         2,616
 Current portion of long-term debt                                                               106,319         6,992
                                                                                            ------------  ------------
               TOTAL CURRENT LIABILITIES                                                         418,172       312,113

LONG-TERM DEBT, less current portion                                                             463,215       287,088

OTHER LIABILITIES                                                                                 53,736        39,428

DEFERRED INCOME TAXES                                                                             61,719             -

COMMITMENTS AND CONTINGENCIES                                                                          -             -

SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued                -             -
  Common Stock, par value $.01 per share - 150,000,000 shares authorized,
   92,295,404 and 92,296,404 shares issued; 59,197,584 and 56,638,331 shares
   outstanding at February 28, 2004 and February 22, 2003, respectively                              923           923
  Additional paid-in capital                                                                     266,320       235,266
  Accumulated other comprehensive loss                                                           (70,508)      (95,488)
  Retained earnings                                                                              839,270       684,653
                                                                                            ------------  ------------
                                                                                               1,036,005       825,354
  Less cost of 33,097,820 and 35,658,073 shares in treasury at
   February 28, 2004 and February 22, 2003, respectively                                        (473,716)     (509,788)
                                                                                            ------------  ------------
                                                                                                 562,289       315,566
                                                                                            ------------  ------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 1,559,131  $    954,195
                                                                                            ============  ============

See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                                   Fiscal Year Ended
                                                    -------------------------------------------------
                                                    February 28,     February 22,        February 23,
                                                       2004             2003                 2002
                                                    ------------      ------------       ------------
                                                     (Dollars in thousands, except per share amounts)
Revenues:
 Services                                           $    957,471      $    868,896       $    831,787
 Sales of products                                        93,859           109,894            177,914
                                                    ------------      ------------       ------------
                                                       1,051,330           978,790          1,009,701
Costs and expenses:
 Costs of services                                       537,839           535,041            586,308
 Costs of sales                                           59,226            78,943            136,452
                                                    ------------      ------------       ------------
                                                         597,065           613,984            722,760
                                                    ------------      ------------       ------------

Gross profit                                             454,265           364,806            286,941

Selling, general and administrative                      109,092            96,130            112,763
Research and development                                  57,318            42,852             33,779
Goodwill amortization                                          -                 -              6,049
Special credit                                                 -            (1,121)                 -
                                                    ------------      ------------       ------------
 Operating expenses                                      166,410           137,861            152,591
                                                    ------------      ------------       ------------

Operating income                                         287,855           226,945            134,350

Other income (expense):
 Interest income                                           5,733             3,837              5,450
 Equity in earnings of unconsolidated affiliates           6,236             7,376              3,959
 Other income (expense)                                    1,889             2,175            (11,163)
 Interest expense                                        (10,919)          (11,267)           (22,876)
                                                    ------------      ------------       ------------
                                                           2,939             2,121            (24,630)
                                                    ------------      ------------       ------------

Income before income taxes                               290,794           229,066            109,720

Income taxes                                             107,594            87,045             41,694
                                                    ------------      ------------       ------------

Net income                                          $    183,200      $    142,021       $     68,026
                                                    ============      ============       ============

Basic earnings per share                            $       3.15      $       2.49       $       1.15
                                                    ============      ============       ============

Diluted earnings per share                          $       2.84      $       2.43       $       1.13
                                                    ============      ============       ============

Weighted average shares outstanding - basic               58,232            57,081             58,998
                                                    ============      ============       ============

Weighted average shares outstanding - diluted .           65,144            58,391             60,318
                                                    ============      ============       ============

Dividends per share - common stock                  $       0.51      $          -       $          -
                                                    ============      ============       ============

See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Fiscal Year Ended
                                                                                   ------------------------------------------
                                                                                   February 28,   February 22,   February 23,
                                                                                       2004           2003          2002
                                                                                   ------------   ------------   ------------
                                                                                           (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                         $    183,200   $    142,021   $     68,026
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                          115,324        133,452        154,071
  Intangibles amortization                                                                3,735          4,733          8,423
  Goodwill amortization                                                                       -              -          6,049
  Deferred income taxes benefit (provision)                                              59,457         (1,567)        (2,175)
  Tax benefit related to stock award plans                                               10,432          8,037          4,879
  Minority interest                                                                       4,502            578            160
  Non-cash gain from consolidation of West Greenwich Technology Associates, L.P.         (5,292)             -              -
  Termination of interest rate swaps                                                          -         11,357          2,364
  Asset impairment charges                                                                    -              -         27,183
  Equity in earnings of unconsolidated affiliates, net of dividends received              1,672            316           (815)
  Other                                                                                   9,995          2,740         12,240
  Changes in operating assets and liabilities:
   Trade accounts receivable                                                              3,788        (12,007)        19,234
   Inventories                                                                            3,030         14,387         31,381
   Accounts payable                                                                       2,186         13,734         (5,886)
   Advance payments from customers                                                       51,601        (10,109)        24,518
   Income taxes payable                                                                 (27,649)         5,590        (10,645)
   Other assets and liabilities                                                          (1,645)        18,994          6,223
                                                                                   ------------   ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               414,336        332,256        345,230

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts                 (268,010)      (155,556)      (176,511)
Purchases of available-for-sale investment securities                                  (242,050)             -              -
Maturities and sales of available-for-sale investment securities                         20,200              -              -
Acquisitions (net of cash acquired)                                                     (74,442)             -           (552)
Refundable performance deposit                                                          (20,000)             -              -
Purchases of property, plant and equipment                                              (12,772)        (5,612)        (4,822)
License fee                                                                             (12,500)             -              -
Investments in and advances to unconsolidated subsidiaries                               (2,885)             -              -
Proceeds from sale of investments                                                             -          2,560          2,098
Proceeds from the sale of majority interest in a subsidiary                                   -              -         10,000
Cash received from affiliates                                                                 -              -          3,786
Other                                                                                         -              -          1,275
                                                                                   ------------   ------------   ------------
NET CASH USED FOR INVESTING ACTIVITIES                                                 (612,459)      (158,608)      (164,726)

FINANCING ACTIVITIES

Net proceeds from issuance of long-term debt                                            252,588              -        359,810
Principal payments on long-term debt                                                    (33,293)       (47,416)      (349,130)
Proceeds from stock options                                                              23,943         16,867         44,814
Dividends paid                                                                          (29,977)             -              -
Debt issuance costs                                                                      (2,125)          (120)        (6,539)
Purchases of treasury stock                                                                   -        (64,032)      (219,322)
Tender premiums and fees                                                                      -         (3,434)       (17,930)
Other                                                                                    (4,199)         1,942            (44)
                                                                                   ------------   ------------   ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                    206,937        (96,193)      (188,341)

Effect of exchange rate changes on cash                                                   4,351          3,624         (4,016)
                                                                                   ------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         13,165         81,079        (11,853)

Cash and cash equivalents at beginning of year                                          116,174         35,095         46,948
                                                                                   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $    129,339   $    116,174   $     35,095
                                                                                   ============   ============   ============


See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Accumulated
                                                                            Additional      Other
                                                       Outstanding  Common   Paid-in    Comprehensive Retained  Treasury
                                                          Shares     Stock   Capital        Income    Earnings   Stock      Total
                                                       -----------  ------  ----------  ------------- --------  --------  ---------
                                                                                (Dollars in thousands)
Balance at February 24, 2001                            68,515,054  $ 445   $ 176,286   $   (85,852)  $479,305 $(255,822) $ 314,362

Comprehensive income:
  Net income                                                     -      -           -             -     68,026         -     68,026
  Other comprehensive income (loss):
    Foreign currency translation                                 -      -           -       (15,122)         -         -    (15,122)
    Unrecognized net gain on derivative instruments              -      -           -           201          -         -        201
    Unrealized loss on investments                               -      -           -           (42)         -         -        (42)
                                                                                                                          ---------
Comprehensive income                                                                                                         53,063
Treasury shares purchased                              (14,946,600)     -           -             -          -  (219,322)  (219,322)
Shares issued under employee stock purchase and stock
  award plans                                              580,028      -           -             -     (4,353)    7,534      3,181
Shares issued upon exercise of stock options             3,342,774     16      44,096             -       (100)      802     44,814
Other stock-based compensation                                   -      -       1,978             -          -         -      1,978
Tax benefits related to stock award plans                        -      -       4,879             -          -         -      4,879
                                                       -----------  -----   ---------   -----------   -------- ---------  ---------
Balance at February 23, 2002                            57,491,256  $ 461   $ 227,239   $  (100,815)  $542,878 $(466,808) $ 202,955

Comprehensive income:
  Net income                                                     -      -           -             -    142,021         -    142,021
  Other comprehensive income (loss), net of tax:
    Foreign currency translation, net of tax
      benefits of $13 million                                    -      -           -         5,344          -         -      5,344
    Unrecognized net gain on derivative instruments              -      -           -            91          -         -         91
    Unrealized loss on investments                               -      -           -          (108)         -         -       (108)
                                                                                                                          ---------
Comprehensive income                                                                                                        147,348
Treasury shares purchased                               (2,380,000)     -           -             -          -   (64,032)   (64,032)
Shares issued under employee stock purchase and stock
  award plans                                              248,625      -           -             -        906     3,485      4,391
Shares issued upon exercise of stock options             1,278,450      -         (10)            -       (690)   17,567     16,867
Tax benefits related to stock award plans                        -      -       8,037             -          -         -      8,037
May 2002 two-for-one stock split                                 -    462           -             -       (462)        -          -
                                                       -----------  -----   ---------   -----------   -------- ---------  ---------
Balance at February 22, 2003                            56,638,331  $ 923   $ 235,266   $   (95,488)  $684,653 $(509,788) $ 315,566

Comprehensive income:
  Net income                                                     -      -           -             -    183,200         -    183,200
  Other comprehensive income (loss), net of tax:
    Foreign currency translation, net of tax
      benefits of $13 million                                    -      -           -        26,418          -         -     26,418
    Unrecognized net loss on derivative instruments              -      -           -        (1,423)         -         -     (1,423)
    Unrealized loss on investments                               -      -           -           (15)         -         -        (15)
                                                                                                                          ---------
Comprehensive income                                                                                                        208,180
Cash dividends on common stock ($0.51 per share)                 -      -           -             -    (30,178)        -    (30,178)
Shares issued to acquire Interlott Technologies, Inc.      717,565      -      20,622             -          -    10,212     30,834
Shares issued under employee stock purchase and stock
  award plans                                              212,012      -           -             -        843     2,669      3,512
Shares issued upon exercise of stock options             1,629,676      -           -             -        752    23,191     23,943
Tax benefits related to stock award plans                        -      -      10,432             -          -         -     10,432
                                                       -----------  -----   ---------   -----------   -------- ---------  ---------
Balance at February 28, 2004                            59,197,584  $ 923   $ 266,320   $   (70,508)  $839,270 $(473,716) $ 562,289
                                                       ===========  =====   =========   ===========   ======== =========  =========

See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

GTECH Holdings Corporation ("Holdings") is a global technology services company providing software, networks and professional services that power high-performance solutions. Operating in 44 countries worldwide, we are the world's leading operator of highly-secure online lottery transaction processing systems and we have a growing presence in commercial services transaction processing. We have a single operating and reportable business segment, the Transaction Processing segment. In these notes, the terms "Holdings," "Company," "we," "our," and "us" refer to GTECH Holdings Corporation and all subsidiaries included in the consolidated financial statements. Holdings conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only material asset, an investment in GTECH Corporation ("GTECH"), its wholly-owned subsidiary.

BASIS OF PRESENTATION AND CONSOLIDATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Holdings, GTECH, and all majority-owned or controlled subsidiaries. We use the equity method to account for our investments in 20% to 50% owned affiliates and investments in corporate joint ventures. Consolidated net income includes our share of the net earnings of these companies. We account for our investments in less than 20% owned affiliates under the cost method. We eliminate from our financial results all significant intercompany accounts and transactions.

We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February. Fiscal 2004 was a 53-week year and we included the extra week in our fourth quarter ending February 28, 2004. Fiscal 2003 and 2002 were 52-week years.

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

Amounts received from customers in advance of revenue recognition are recorded in Advance Payments from Customers in our Consolidated Balance Sheets. We record liquidated damage assessments, which are penalties incurred due to a failure to meet specified deadlines or performance standards, as a reduction of revenue in the period they become probable and estimable. Liquidated damage assessments equaled 0.50%, 0.47% and 0.14% of our total revenues in fiscal 2004, 2003 and 2002, respectively.

Service revenues from commercial transaction processing services are recorded based on the net amount retained in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

We generally conduct our lottery business under two types of contractual arrangements: Facilities Management Contracts and Product Sales Contracts.

FACILITIES MANAGEMENT CONTRACTS

Under typical Facilities Management Contracts, we construct, install and operate the lottery system, and retain ownership of the lottery system. These contracts generally provide for a variable amount of monthly or weekly service fees paid to us directly from the lottery authority based on a percentage of a lottery's gross online and instant ticket sales. These fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRODUCT SALES CONTRACTS

Under Product Sales Contracts, we construct, sell, deliver and install a turnkey online lottery system ("lottery system") or lottery equipment, and license the computer software for a fixed price, and the lottery authority subsequently operates the lottery system.

Because Product Sales Contracts include significant customization, modification and other services prior to customer acceptance that are considered essential to the lottery software inherent in our lottery systems, revenue is recognized using contract accounting. Under contract accounting, amounts due to us, and costs incurred by us in constructing the lottery system, prior to customer acceptance, are deferred. Revenue attributable to the lottery system is classified as Sales of Products in our Consolidated Income Statements and is recognized upon customer acceptance as long as there are no substantial doubts regarding collectibility (the completed contract method of accounting). Revenue attributable to any ongoing services provided subsequent to customer acceptance is classified as Service Revenue in our Consolidated Income Statements and is recognized in the period earned because the lottery system has stand-alone value to the customer and there is objective and reliable evidence of fair value of the ongoing services.

In certain Product Sale Contracts (primarily the sale of lottery terminals), we are not responsible for installation. In these cases, we recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, customer acceptance criteria (if any) have been met, the sales price is fixed or determinable and collectibility is reasonably assured.

STOCK-BASED COMPENSATION

We have stock-based compensation plans which are described in detail in "Note 17
- Stock-Based Compensation Plans." We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock-based compensation plans and we have elected to continue to use the intrinsic value-based method to account for stock option grants. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock.

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

                                                                                    Fiscal Year Ended
                                                             -------------------------------------------------------------
                                                             February 28, 2004      February 22, 2003    February 23, 2002
                                                             -----------------      -----------------    -----------------
                                                                    (Dollars in thousands, except per share amounts)
Net income, as reported                                      $         183,200      $         142,021    $          68,026
Add: Stock-based compensation expense included
    in reported net income, net of related tax effects                   2,067                  2,027                2,685
Deduct: Total stock-based compensation expense
    determined under the fair value method for all
    awards, net of related tax effects                                  (6,540)                (8,785)              (8,389)
                                                             -----------------      -----------------     ----------------
    Pro forma net income                                     $         178,727      $         135,263     $         62,322
                                                             =================      =================     ================

Basic earnings per share:
    As reported                                              $            3.15      $            2.49     $           1.15
    Pro forma                                                             3.07                   2.37                 1.06
Diluted earnings per share:
    As reported                                              $            2.84      $            2.43     $           1.13
    Pro forma                                                             2.77                   2.32                 1.03

Estimated weighted average fair value
    of options granted per share                             $           10.00      $            8.00     $          12.00

Principal assumptions:
    Risk-free interest rate                                                2.4%                   4.3%                 4.4%
    Expected life (in years)                                               3.8                    3.3                  3.7
    Expected volatility                                                   39.0%                  40.0%                47.0%
    Expected dividend yield                                                2.0%                     -                    -

The effects of expensing the estimated fair value of stock options on our fiscal 2004, 2003 and 2002 net income and earnings per share is not necessarily representative of the effects on actual net income for future years because of the vesting period of the stock options and the potential issuance of additional stock options in future years.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

In conformity with generally accepted accounting principles, the preparation of our financial statements requires that we make estimates, judgments and assumptions that affect the reported amounts in our financial statements and accompanying notes. Some of our more significant estimates include estimates of future cash flows associated with long-lived assets; allocation of revenues and fair values in multiple-element arrangements; inventory obsolescence; allowance for doubtful accounts; product warranty; depreciable lives of assets; and income taxes. Our estimates are based on the facts and circumstances available at the time estimates are made, historical experience, contract terms, risk of loss, general economic conditions and trends, and our assessment of the probable future outcome of these matters. Actual results may ultimately differ from initial estimates and assumptions.

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

                                                                      Fiscal Year Ended
                                                  ---------------------------------------------------------
                                                  February 28, 2004    February 22, 2003  February 23, 2002
                                                  -----------------    -----------------  -----------------
                                                                    (Dollars in thousands)
Service revenue                                   $          (3,601)   $          (3,247) $          (1,143)
Other income (expense)                                         (185)               4,237               (251)
                                                  -----------------    -----------------  -----------------
  Total net foreign exchange gains (losses)       $          (3,786)   $             990  $          (1,394)
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

INTEREST RATE SWAPS

From time to time, we enter into interest rate swap agreements to mitigate our exposure to interest rate changes. The amount and term of each interest rate swap agreement is matched with all or a portion of the then outstanding principal balance and remaining term of a specific debt obligation. These agreements involve the exchange of fixed interest rates for variable interest rates over the term of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount receivable from or payable to counterparties is included as an asset or liability in our Consolidated Balance Sheets.

Gains resulting from the early termination of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as adjustments to interest expense over the remaining period originally covered by the terminated swap agreements. In the event of the early extinguishment of debt, any gain or loss from the swap would be recognized in earnings as a component of Other Income (Expense) in our Consolidated Income Statements in the same period as the extinguishment gain or loss.

RESEARCH AND DEVELOPMENT

We expense research and development costs as incurred.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $6.9 million, $10.4 million and $7.7 million in fiscal 2004, 2003 and 2002, respectively.

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

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities, which primarily consist of state and municipal auction rate securities and variable rate demand obligations, are classified as "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at fair value. We invest in short-term investments that are generally highly liquid and are assigned a minimal credit rating of A-or A3 from Standard and Poor's or Moody's Investor Service, respectively. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. Realized gains and losses would be included in Other Income (Expense) in our Consolidated Income Statements. We did not incur any unrealized or realized gains or losses in fiscal 2004.

TRADE ACCOUNTS RECEIVABLE, NET AND SALES-TYPE LEASE RECEIVABLES

Trade accounts receivable are reflected net of allowances for doubtful accounts and liquidated damages of $10.7 million and $20.6 million at February 28, 2004 and February 22, 2003, respectively. We evaluate the collectibility of trade accounts and sales-type lease receivables on a customer-by-customer basis and we believe our reserves are adequate; however, if economic circumstances change significantly resulting in a major customer's inability or unwillingness to meet its financial obligations to us, original estimates of the recoverability of amounts due to us could be reduced by significant amounts requiring additional reserves. During fiscal 2004 and 2003, we did not experience any collectibility or billing problems with any major customers or geographic localities for which revenue has been recognized.

INVENTORIES AND OBSOLESCENCE

Inventories are net of allowances of $8.1 million and $14.6 million at February 28, 2004 and February 22, 2003, respectively. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include amounts we manufacture or assemble for our long-term service contracts, which are transferred to Systems, Equipment and Other Assets Relating to Contracts upon shipment. Inventories also include amounts related to product sales contracts, including product sales under long-term contracts. We regularly review inventory quantities on hand and record provisions for potentially obsolete or slow-moving inventory based primarily on our estimated forecast of product demand and production requirements. We believe our reserves are adequate; however, should future sales forecasts change, our original estimates of obsolescence could increase by a significant amount requiring additional reserves.

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, NET

Systems, equipment and other assets relating to contracts are stated on the basis of cost. The cost less any salvage value is depreciated over the base contract term, not to exceed 10 years, using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. In cases where contract extension periods exist, any salvage value is depreciated over the extension term. In cases where the base contract term is less than five years, the cost of contract assets, less the salvage value, is depreciated over five years (the estimated useful life of the assets).

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs are comprised of amounts specific to customer contracts and amounts related to software products that are, or are anticipated to be, included in our product offerings. Costs specific to customer contracts are included in Systems, Equipment and Other Assets Relating to Contracts, net and are capitalized and amortized over the base term of the customer contract to which they relate, or five years, whichever is longer. Costs related to product offerings are charged to research and development expense as incurred until such time as technological feasibility has been established for the product. Thereafter, they are capitalized and included in Intangible Assets, net in our Consolidated Balance Sheets and are generally amortized over five years on a straight-line basis. We periodically evaluate costs related to product offerings for impairment based on customer requirements. We did not capitalize any software development costs related to product offerings in fiscal 2004, 2003 or 2002.

Unamortized software development costs consist of the following:

                                                  February 28, 2004   February 22, 2003
                                                  -----------------   -----------------
                                                          (Dollars in thousands)
Specific to customer contracts                    $          42,139   $          37,212
Product offerings                                             1,556               2,190
                                                  -----------------   -----------------
                                                  $          43,695   $          39,402
                                                  =================   =================

Amortization expense is included in Costs of Services or Costs of Sales in our Consolidated Income Statements and consists of the following:

                                                                    Fiscal Year Ended
                                            ---------------------------------------------------------------
                                            February 28, 2004       February 22, 2003     February 23, 2002
                                            -----------------       -----------------     -----------------
                                                                 (Dollars in thousands)
Specific to customer contracts              $          10,447       $          15,235     $          14,977
Product offerings                                       1,544                   2,467                 3,288
                                            -----------------       -----------------     -----------------
                                            $          11,991       $          17,702     $          18,265
                                            =================       =================     =================

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually, or more frequently if events or circumstances indicate these assets may be impaired. Other intangible assets determined to have definite lives are amortized over their useful lives. We review other intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include, among others, significant adverse changes in the extent or manner in which an asset is being used or in legal factors or in the business climate that could affect the value of an asset.

Because we have a single operating and reportable business segment (the Transaction Processing Segment), we perform our goodwill impairment test by comparing the fair value of the Transaction Processing Segment with its book value, including goodwill. If the fair value of the Transaction Processing Segment exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, we would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied goodwill is less than the book value, a write-down would be recorded.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

We periodically evaluate the recoverability of long-lived assets whenever indicators of impairment are present. Indicators of impairment include such items as declines in revenues, earnings or cash flows or material adverse changes in the economic or political stability of a particular country, which may indicate that the carrying amount of an asset is not recoverable. If facts and circumstances indicate our long-lived assets may be impaired, the estimated future undiscounted cash flows associated with these long-lived assets would be compared to their carrying amounts to determine if a write-down to fair value is necessary. (See Note 4.)

NEW ACCOUNTING PRONOUNCEMENTS


FASB INTERPRETATION NO. 46

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, a company with a variable interest must also treat a variable interest held by the company's related parties in that same entity as its own interests. In December 2003, the FASB published a revision to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46, as revised, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 (our fiscal 2004 fourth quarter) and for all other types of variable interest entities for periods ending after March 15, 2004 (our fiscal 2005 first quarter). Earlier application is permitted.

We have applied the provisions of FIN 46 to our 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us, resulting in the consolidation of the Partnership in the third quarter of fiscal 2004. Refer to
Note 16 for detailed disclosures.

Our evaluation of the impact of FIN 46 on certain of our investments created prior to February 1, 2003 is ongoing and is not expected to have a material impact on our financial statements. If applicable, we would not be required to apply FIN 46 to these investments until our fiscal 2005 first quarter.

FASB STATEMENT NO. 149

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends Statement of Financial Accounting Standards No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our results of operations or financial position.

FASB STATEMENT NO. 150

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our third quarter of fiscal 2004). The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EITF 00-21

Beginning with our fiscal 2004 third quarter, we adopted Emerging Issues Task Force Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements" ("EITF 00-21"), which provides guidance on how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The adoption of EITF 00-21 did not have a material effect on our results of operations or financial position.



NOTE 2 - COMMON STOCK SPLIT

In the first quarter of fiscal 2003, our Board of Directors approved a 2-for-1 common stock split that was distributed in the form of a stock dividend on May 23, 2002 to shareholders of record on May 16, 2002. All references to common shares and per share amounts have been retroactively adjusted to reflect the stock split for fiscal 2003 and 2002 as presented in these consolidated financial statements and footnotes.



NOTE 3 - BUSINESS ACQUISITIONS

POLCARD S.A.

On May 28, 2003, we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. At August 23, 2003, PolCard's outstanding equity was owned 66.5% by us, 33.2% by two funds managed by Innova Capital
Sp. zo.o. ("Innova"), a Warsaw-based private equity investment advisor, and 0.3% by the Polish Bank Association, one of PolCard's previous owners. In September 2003, Innova exercised its rights under an option agreement to purchase from us, 3.7% of PolCard's equity for a purchase price of $2.3 million. Following the exercise of this right, we now own 62.8% of PolCard's outstanding equity, while the two funds managed by Innova own, in aggregate, 36.9% of PolCard's outstanding equity, the fair value of which approximated $22.2 million. The Polish Bank Association continues to own 0.3% of the outstanding equity of PolCard. We have a fair value option to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value, during the period May 2007 to May 2009.

INTERLOTT TECHNOLOGIES, INC.

On September 18, 2003, we completed the acquisition of Interlott Technologies, Inc. ("Interlott"), a leading provider of instant ticket vending machines for the worldwide lottery industry. Interlott shareholders were given the opportunity to elect to receive either $9.00 per share in cash or a number of shares of Holdings common stock having a value of $9.00, or a combination of both, subject to adjustment so that the aggregate consideration we paid was 48.5% in cash and 51.5% in Holdings common stock. The final exchange ratio of
0.2156 shares of Holdings common stock for every share of Interlott common stock was determined based on the average closing price of $41.74 for Holdings common stock for the 20 trading day period commencing August 14, 2003 through September 11, 2003. For purposes of purchase accounting, Holdings common stock was valued at $42.97 per share using the average price of Holdings common stock two days prior to the acquisition date in accordance with Emerging Issues Task Force Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination." The aggregate purchase price, including assumed debt, was as follows:

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BUSINESS ACQUISITIONS (CONTINUED)

                                                                                       Aggregate
                                                                                    purchase price
                                                                                    --------------
                                                                                    (in thousands)
Cash ($9.00 per share of Interlott common stock)                                    $       28,211
Cash payment to cancel outstanding stock options relating to Interlott
  common stock                                                                               5,701
                                                                                    --------------
    Cash purchase price                                                                     33,912
Issuance of 717,565 shares of Holdings common stock                                         30,834
                                                                                    --------------
    Total aggregate purchase price                                                          64,746
Cash payment to settle Interlott debt                                                       22,759
                                                                                    --------------
                                                                                    $       87,505
                                                                                    ==============

The PolCard and Interlott acquisitions are individually and in the aggregate, not material to our consolidated financial statements and, accordingly, pro forma financial information has not been presented. Neither acquisition required the approval of our shareholders. Refer to Note 7 for detailed disclosures regarding Goodwill and Other Intangible Assets related to these acquisitions.

EUROPRINT

On July 1, 1998, we acquired 80% of the equity of Europrint Holdings Ltd. ("Europrint") and its wholly owned subsidiaries, including Interactive Games International ("IGI"), for a net cash purchase price of $21.6 million, including related acquisition costs. Europrint is a provider of media promotional games and IGI has pioneered the development of interactive, televised lottery games. On June 24, 2003 (our fiscal 2004 second quarter), we exercised our option to acquire the remaining 20% of the equity of Europrint for approximately $5.1 million.

Refer to Note 25 for information related to acquisitions completed after the close of fiscal 2004.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ASSET IMPAIRMENT CHARGES

During fiscal 2004 and 2003, we did not record any asset impairment charges. During fiscal 2002, we recorded asset impairment charges of $27.2 million relating to the impairment of certain long-lived assets as follows (in thousands):


                                                                 Asset
                                                               Impairment
                                                                 Charge         Consolidated Income Statement Presentation
                                                             --------------     ------------------------------------------
Certain under-performing international contracts             $       15,809     Costs of Services
Other than temporary decline in the value of our
  cost method investment in the common stock of
   an internet security developer                                     9,313     Other Income (Expense)
Facility write-down                                                   1,061     Selling, General & Administrative expense
Other than temporary decline in the value of one
  of our equity method investments                                    1,000     Equity in Earnings of Unconsolidated Affiliates
                                                             --------------
                                                             $       27,183
                                                             ==============

The basis for these impairment charges was our estimate of the future undiscounted cash flows expected to be generated from the use of those assets compared to their net book value. The undiscounted cash flow projections were less than the net book value, indicating impairment.



NOTE 5 - INVENTORIES

Inventories consist of the following:

                                      February 28, 2004     February 22, 2003
                                      -----------------     -----------------
                                               (Dollars in thousands)
Raw materials                         $          14,540     $          14,133
Work in progress                                 60,470                57,756
Finished goods                                    1,774                   398
                                      -----------------     -----------------
                                      $          76,784     $          72,287
                                      =================     =================

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for using contract accounting. Work in progress at February 28, 2004 and February 22, 2003, includes approximately $54.9 million and $54.4 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $104.1 million and $52.4 million at February 28, 2004 and February 22, 2003, respectively. These amounts are included in Advance Payments from Customers in our Consolidated Balance Sheets.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS

Systems, equipment and other assets relating to contracts consists of the following:

                                                   February 28, 2004       February 22, 2003
                                                   -----------------       -----------------
                                                               (Dollars in thousands)
Land and buildings                                 $           1,182       $           1,184
Computer terminals and systems                             1,185,841               1,103,809
Furniture and equipment                                      163,562                 131,492
Contracts in progress                                         22,603                  39,571
                                                   -----------------       -----------------
                                                           1,373,188               1,276,056
Less accumulated depreciation and amortization               781,826                 865,145
                                                   -----------------       -----------------
                                                   $         591,362       $         410,911
                                                   =================       =================



NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if events or circumstances indicate that these assets may be impaired. Intangible assets deemed to have definite lives are amortized over their useful lives.

The adoption of SFAS 142 required us to perform an initial impairment assessment on all goodwill and indefinite lived intangible assets as of February 24, 2002 (the first day of fiscal 2003) and we determined that no impairment existed. In connection with the adoption of the new standard, we determined that goodwill with a net book value of $1.3 million met the standards' intangible asset recognition criteria. Accordingly, we reclassified this amount during fiscal 2003 into intangible assets and we will continue to amortize it over its remaining useful life.

The following table presents the impact of SFAS 142 on net income and earnings per share had the standard been in effect for fiscal year 2002:

                                                    Fiscal Year Ended
                                                    February 23, 2002
                                                    -----------------
                                                 (Dollars in thousands,
                                                 except per share data)
Net income as reported                              $          68,026
  Add back amortization                                         5,710
                                                    -----------------
    Adjusted net income                             $          73,736
                                                    =================

Basic earnings per share as reported                $            1.15
  Add back amortization                                           .10
                                                    -----------------
    Adjusted earnings per share - basic             $            1.25
                                                    =================

Diluted earnings per share as reported              $            1.13
  Add back amortization                                           .09
                                                    -----------------
    Adjusted earnings per share - diluted           $            1.22
                                                    =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

A reconciliation of the net carrying amount of goodwill, which is not deductible for income tax purposes, is as follows (in thousands):

                                                     Net Carrying
                                                        Amount
                                                    -------------
Balance as of February 22, 2003                     $     115,498
Goodwill acquired during the year                          73,114
                                                    -------------
Balance as of February 28, 2004                     $     188,612
                                                    =============

The following tables present the information for intangible assets, which are being amortized over their estimated useful lives, with no estimated residual values. We do not have any intangible assets that are not subject to amortization.

                                                           As of February 28, 2004
                             --------------------------------------------------------------------------
                             Weighted Average      Gross                                        Net
                               Amortization       Carrying             Accumulated            Carrying
                                  Period           Amount              Amortization            Amount
                             ----------------   -------------          ------------          ----------
                                                                (Dollars in thousands)
Capitalized software                  5         $      14,777          $     14,301          $      476
License fee                          20                12,500                   413              12,087
Customer contracts                    6                11,044                 1,342               9,702
Patents                               6                 5,100                   353               4,747
Computer software                     6                 1,241                   161               1,080
Non-compete agreement                 2                   222                    83                 139
                                                -------------          ------------          ----------
                                                $      44,884          $     16,653          $   28,231
                                                =============          ============          ==========

The weighted average amortization period in total for intangible assets as of February 28, 2004 was 10 years.

                                                           As of February 22, 2003
                             --------------------------------------------------------------------------
                             Weighted Average      Gross                                        Net
                               Amortization       Carrying             Accumulated            Carrying
                                  Period           Amount              Amortization            Amount
                             ----------------   -------------          ------------          ----------
                                                                (Dollars in thousands)
Capitalized software                  5         $      15,108          $     12,918          $    2,190
                                                =============          ============          ==========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

A reconciliation of the net carrying amount of intangible assets is as follows (in thousands):

                                                    Net Carrying
                                                       Amount
                                                    ------------
Balance as of February 22, 2003                     $      2,190

Intangible assets acquired during the year:
Purchase business combination related:
   Customer contracts                                     11,044
   Patents                                                 5,100
   Computer software                                       1,241
   Non-compete agreement                                     222
                                                    ------------
                                                          17,607

License fee (see Note 8)                                  12,500
                                                    ------------
           Total intangible assets acquired               30,107

Capitalized software                                        (331)
Amortization expense                                      (3,735)
                                                    ------------
Balance as of February 28, 2004                     $     28,231
                                                    ============

Purchase business combination intangible assets acquired during fiscal 2004 relate to the acquisitions of PolCard and Interlott (refer to Note 3 for detailed disclosures).

Amortization expense for fiscal 2004 and 2003 is as follows:

                                                                 Fiscal Year Ended
                                                     -----------------------------------------
                                                     February 28, 2004       February 22, 2003
                                                     -----------------       -----------------
                                                               (Dollars in thousands)
Capitalized software                                 $           1,383       $           2,729
Customer contracts                                               1,342                   2,004
License fee                                                        413                       -
Patents                                                            353                       -
Computer software                                                  161                       -
Non-compete agreement                                               83                       -
                                                     -----------------       -----------------
   Total intangibles amortization                    $           3,735       $           4,733
                                                     =================       =================

Amortization expense for the next five fiscal years and thereafter is estimated to be as follows (in thousands):

  Fiscal        Amortization
   Year           Expense
----------     -------------
2005           $       4,199
2006                   4,077
2007                   3,490
2008                   3,108
2009                   2,393
Thereafter            10,964
               -------------
Total          $      28,231
               =============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LICENSE FEE

On May 12, 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. This license fee is included in Intangible Assets, net in our Consolidated Balance Sheet at February 28, 2004 and will be amortized as a reduction in service revenue on a straight-line basis over the 20-year term of the Master Contract. (See Note 7.)

The Master Contract is part of a comprehensive economic development package that provides incentives for us to keep our world headquarters and manufacturing operations in Rhode Island. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the $12.5 million up-front license fee; new online and video lottery related hardware, software and services; the development of a new world headquarters facility of at least 210,000 square feet in Providence, Rhode Island by December 31, 2006; and improvements to our existing manufacturing facility in West Greenwich, Rhode Island. We have agreed to employ at least 1,000 people full-time in Rhode Island by the end of calendar year 2005 and maintain that level of employment thereafter. In the event the State of Rhode Island takes certain actions which affect our financial performance, we will be automatically released from the in-state employment obligation. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2008 as follows: (i) approximately $24 million that was invested during fiscal 2004; (ii) approximately $29 million that will be invested during fiscal 2005; and (iii) the balance that will be invested during fiscal 2006. In addition, in July 2003 we entered into a tax stabilization agreement (the "Agreement") with the City of Providence (the "City"), whereby the City agreed to stabilize the real estate and personal property taxes payable in connection with our new world headquarters facility in the City and the personal property associated with such facility for 20 years. We also agreed to complete and occupy the facility by December 31, 2006, employ 500 employees at the facility by 2009, and we made certain commitments regarding our employment, purchasing and education activities in the City. The Lottery may terminate the Master Contract in the event that we fail to meet our obligations as stated above.


NOTE 9 - REFUNDABLE PERFORMANCE DEPOSIT

On September 23, 2003, we entered into a 12-year contract extension to provide online lottery products and services to SAZKA, a.s. ("SAZKA"), the operator of lottery and betting games in the Czech Republic. The contract extension will commence on January 1, 2006 and expires on December 31, 2017. As part of the contract extension, we paid SAZKA a $20 million performance deposit that SAZKA will repay upon the achievement of certain milestones beginning in 2006. The performance deposit is scheduled to be repaid as follows:

                                                   (in thousands)
                                                   --------------
On or before January 2, 2006                       $        8,000
On or before January 2, 2007                                8,000
On or before January 2, 2008                                2,000
On or before January 2, 2009                                1,000
On or before January 2, 2010                                1,000
                                                   --------------
                                                   $       20,000
                                                   ==============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - PRODUCT WARRANTIES

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

A summary of product warranty activity (which is included in Accrued Expenses in our Consolidated Balance Sheets), for the year ended February 28, 2004 is as follows (in thousands):

                                                   Product
                                                   Warranty
                                                   --------
Balance as of February 22, 2003                    $    437
Current year reserves                                   405
Charges incurred                                        (51)
Change in estimate                                      (42)
                                                   --------
Balance as of February 28, 2004                    $    749
                                                   ========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LONG -TERM DEBT

Long-term debt consists of the following:

                                                                   February 28, 2004        February 22, 2003
                                                                   -----------------        -----------------
                                                                              (Dollars in thousands)
4.75% Senior Notes due October 2010                                $         249,636        $               -
1.75% Convertible Debentures due December 2021                               175,000                  175,000
7.87% Series B Guaranteed Senior Notes due May 2007                           90,000                   95,000
World Headquarters loan due January 2007                                      27,933                        -
Interest rate swaps due through October 2010                                  16,902                   14,721
Other, due through April 2006                                                 10,063                    9,359
                                                                   -----------------        -----------------
                                                                             569,534                  294,080
Less current portion                                                         106,319                    6,992
                                                                   -----------------        -----------------
                                                                   $         463,215        $         287,088
                                                                   =================        =================

At February 28, 2004, long-term debt matures as follows (in thousands):

                                                                        Fiscal
                         --------------------------------------------------------------------------------------------------------
                             2005           2006            2007          2008           2009         Thereafter         Total
                         -----------    ------------    -----------   -----------    ------------     ------------     ----------
Long-term debt           $   106,319    $      2,344    $    30,616   $       198    $        198     $    429,859     $  569,534
                         ===========    ============    ===========   ===========    ============     ============     ==========

4.75% SENIOR NOTES

In October 2003, Holdings issued, in a private placement, $250 million principal discounted amount of 4.75% Senior Notes due October 15, 2010, all of which were subsequently exchanged for 4.75% Senior Notes due October 15, 2010 registered under the Securities Act of 1933 (the "2010 Senior Notes"). The 2010 Senior Notes are unsecured and unsubordinated obligations of Holdings that are fully and unconditionally guaranteed by GTECH and certain of its subsidiaries. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2004. We intend to use the proceeds from the 2010 Senior Notes for general corporate purposes, which may include funding future acquisitions. In conjunction with the 2010 Senior Note offering, in October 2003, we entered into three interest rate swaps with an aggregate notional amount of $150 million, which effectively entitle us to exchange fixed rate payments for variable rate payments for the period October 15, 2003 to October 15, 2010.

1.75% CONVERTIBLE DEBENTURES

In December 2001, Holdings issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures due December 15, 2021 (the "Debentures"). The Debentures are unsecured and unsubordinated obligations of Holdings that are fully and unconditionally guaranteed by GTECH and certain of its subsidiaries. Interest on the Debentures is payable semi-annually in arrears on June 15 and December 15 of each year and accrues at an initial rate of 1.75% per year, subject to reset beginning December 15, 2006 under certain circumstances. In no event will the interest rate be reset below 1.75% or above 2.5% per year.

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

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LONG -TERM DEBT (CONTINUED)

Our scheduled debt maturities assume holders of the Debentures do not require us to repurchase all or a part of them on December 15, 2004 or December 15, 2006, respectively, and also assumes that we do not redeem them for cash on or after December 15, 2006.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 36.3636 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $27.50 per share, subject to certain adjustments, in the following circumstances:

(i) if the sale price of our common stock is more than 120% of the conversion price (approximately $33.00 per share) for at least 20 trading days in a 30 trading-day period prior to the date of surrender for conversion;

(ii) during any period in which the credit ratings assigned to the Debentures by Moody's or Standard & Poor's are reduced to below Ba1 or BB, respectively, or in which the credit rating assigned to the Debentures is suspended or withdrawn by either rating agency;

(iii)    if the Debentures have been called for redemption; or

(iv)     upon the occurrence of specified corporate transactions.

Should the Debentures meet the conversion requirements, a total of 6.4 million shares of our common stock would be issuable. The Debentures became convertible on May 1, 2003 and remained convertible through the end of fiscal 2004 (February 28, 2004) because the sale price of our common stock was more than 120% of the conversion price (approximately $33.00 per share) for at least 20 trading days in a 30 trading-day period. However, no Debenture holders opted to convert them into shares of our common stock. During fiscal 2003, the Debentures did not meet any of the conversion circumstances.

The Debentures have been classified as long-term liabilities in our Consolidated Balance Sheets at February 28, 2004 because we intend to borrow under our $300 million revolving credit facility (the "Credit Facility") to refinance any amount holders of the Debentures require us to repurchase on December 15, 2004. Any amount borrowed under the Credit Facility is expected to remain outstanding for an uninterrupted period extending beyond one year from February 28, 2004.

7.87% SERIES B GUARANTEED SENIOR NOTES

In September 2003, GTECH repurchased $5.0 million aggregate principal amount of its 7.87% Series B Guaranteed Senior Notes due May 15, 2007 (the "2007 Senior Notes") for approximately $7.2 million. The 2007 Senior Notes are unsecured and unsubordinated obligations of GTECH that are fully and unconditionally guaranteed by Holdings and certain of GTECH's subsidiaries. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. Refer to Note 25 for additional information.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LONG -TERM DEBT (CONTINUED)

WORLD HEADQUARTERS LOAN

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. Beginning in the third quarter of fiscal 2004, we consolidated the Partnership, which required us to record the Partnership's $27.9 million loan as long-term debt (the "Loan") on our Consolidated Balance Sheet at February 28, 2004. The Loan matures on January 1, 2007 and is secured by all of the assets of the Partnership. Interest on the Loan is generally payable monthly in arrears at rates determined by reference to the LIBOR rate plus a margin based on a ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization. Unsecured creditors of the Partnership have no recourse to the assets of GTECH, either in its capacity as a limited partner or as a tenant of the Partnership. Also in connection with the consolidation of the Partnership, we recorded the world headquarters facilities owned by the Partnership as an asset. Refer to
Note 16 for detailed disclosures.

CREDIT FACILITY

GTECH has a $300 million unsecured revolving credit facility expiring on June 22, 2006 (the "Credit Facility"). The Credit Facility is unsecured and unsubordinated and is fully and unconditionally guaranteed by Holdings and certain of GTECH's subsidiaries. Interest is generally payable monthly in arrears at rates determined by reference to the LIBOR rate plus a margin based on a ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization. At February 28, 2004 and February 22, 2003 there were no outstanding borrowings under the Credit Facility. At February 28, 2004, we were required to pay a facility fee of .275% per annum on the total revolving credit commitment. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. At February 28, 2004, we had $8.8 million of letters of credit issued and outstanding under the Credit Facility and $51.3 million of letters of credit issued and outstanding outside of the Credit Facility. The total weighted average annual cost for all letters of credit was 0.96%.

The credit agreement for the Credit Facility has covenants including, among other things, requirements relating to the maintenance of certain financial ratios and restrictions on our ability to pay dividends under certain circumstances.

In the second quarter of fiscal 2004, we began paying quarterly cash dividends on our common stock of $0.17 per share and we currently plan to continue paying dividends in the foreseeable future. At February 28, 2004, under the most restrictive covenants, we had $266.0 million of retained earnings available for the payment of dividends.

At February 28, 2004 we were in compliance with all applicable covenants contained in our debt agreements.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - FINANCIAL INSTRUMENTS

CREDIT RISK

We manage our exposure to counterparty credit risk by entering into financial instruments with major, financially sound counterparties with high-grade credit ratings and by limiting exposure to any one counterparty.

CASH AND CASH EQUIVALENTS

Cash equivalents are stated at cost, which approximates fair value.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The carrying amounts and estimated fair values of our investment securities are as follows:

                                                               February 28, 2004                   February 22, 2003
                                                      ----------------------------------  ----------------------------------
                                                                            Estimated                           Estimated
                                                          Carrying            Fair            Carrying            Fair
                                                            Value             Value             Value             Value
                                                      ----------------  ----------------  ----------------  ----------------
                                                                              (Dollars in thousands)
State and Municipal Auction Rate Securities           $        116,450  $        116,450    $            -  $              -
State and Municipal Variable Rate Demand
  Obligations                                                   77,900            77,900                 -                 -
Corporate Auction Rate Preferred Securities                     27,500            27,500                 -                 -
                                                      ----------------  ----------------    --------------  ----------------
                                                      $        221,850  $        221,850    $            -  $              -
                                                      ================  ================    ==============  ================

LONG-TERM DEBT

The carrying amounts and estimated fair values of our debt, as determined by an independent investment banker, are as follows:

                                                               February 28, 2004                   February 22, 2003
                                                      ----------------------------------  ----------------------------------
                                                                            Estimated                           Estimated
                                                          Carrying            Fair            Carrying            Fair
                                                            Value             Value             Value             Value
                                                      ----------------  ----------------  ----------------  ----------------
                                                                              (Dollars in thousands)
4.75% Senior Notes due October 2010                   $        249,636  $        255,960  $              -  $              -
1.75% Convertible Debentures due
  December 2021                                                175,000           375,156           175,000           221,690
7.87% Series B Guaranteed Senior Notes
  due May 2007                                                  90,000            99,976            95,000           105,850
World Headquarters loan due January 2007                        27,933            27,933                 -                 -
Interest rate swaps due through October 2010                    16,902            16,902            14,721            14,721
Other, due through April 2006                                   10,063            10,063             9,359             9,359
                                                      ----------------  ----------------  ----------------  ----------------
                                                      $        569,534  $        785,990  $        294,080  $        351,620
                                                      ================  ================  ================  ================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - FINANCIAL INSTRUMENTS (CONTINUED)

FOREIGN CURRENCY EXCHANGE CONTRACTS

The following table summarizes, by major currency, the contractual amounts of our forward exchange and option contracts translated to United States dollars using the exchange rate at the balance sheet date. The buy and sell amounts represent the United States dollar equivalent of commitments to purchase and sell foreign currencies.

                                        February 28, 2004                   February 22, 2003
                               ----------------------------------  ----------------------------------
                                      Buy              Sell               Buy              Sell
                                   Contracts         Contracts         Contracts        Contracts
                               ----------------  ----------------  ----------------  ----------------
                                                         (Dollars in thousands)
Brazilian real                 $         10,100  $              -  $         10,100  $              -
Pounds sterling                           8,412            20,949            18,700            43,663
Swedish krona                             7,400                 -             4,254                 -
Taiwan dollar                             6,242                 -             1,323                 -
Mexican peso                              5,375                 -             3,987                 -
Australian dollar                           780             2,011                 -             1,999
Euro                                        642            26,329             1,180            54,717
Czech koruna                                  -             6,957                 -             8,833
Other                                     6,369             7,588             1,537             7,721
                               ----------------  ----------------  ----------------  ----------------
        Total                  $         45,320  $         63,834  $         41,081  $        116,933
                               ================  ================  ================  ================

The fair values of our foreign currency exchange contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation when necessary for maturity differences. The carrying amounts and estimated fair values of our foreign currency exchange contracts was a $1.5 million liability at February 28, 2004 and $0.1 million asset at February 22, 2003.

INTEREST RATE SWAPS

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

NOTE 12 - FINANCIAL INSTRUMENTS (CONTINUED)

In March 2002, we entered into an interest rate swap with an aggregate notional amount of $40 million that provides interest rate protection over the period March 21, 2002 to May 15, 2004. The fair value of the swap was recorded as an asset and the carrying value of the underlying debt was adjusted by an equal amount in accordance with SFAS 133.

During the third quarter of fiscal 2003, we sold $135 million of interest rate swaps for $13.1 million. Approximately $10.0 million of these proceeds will be amortized as a reduction of interest expense through the due date of the Series B Senior Notes (May 2007). Approximately $1.3 million of the remaining proceeds was recorded as Other Income (Expense) in our Consolidated Income Statements in connection with the extinguishment of the Series A Senior Notes during the third quarter of fiscal 2003 and approximately $1.8 million was applied against the receivables from banks associated with the interest rate swaps that were sold.

In October 2003, we entered into three interest rate swaps with an aggregate notional amount of $150 million that provides interest rate protection over the period October 15, 2003 to October 15, 2010. The fair value of the swap was recorded as an asset and the carrying value of the underlying debt was adjusted by an equal amount in accordance with SFAS 133.

As of February 22, 2003, there were no outstanding interest rate swaps. As of February 28, 2004, there were $150 million of interest rate swaps outstanding related to our 4.75% Senior Notes due October 2010.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

CONTRACTS

Contracts generally contain time schedules for, among other things, commencement of system operations and the installation of terminals, as well as detailed performance standards. We are typically required to furnish substantial bonds to secure our performance under these contracts. In addition to other possible consequences, including contract termination, failure to meet specified deadlines or performance standards could trigger substantial penalties in the form of liquidated damage assessments. Many of our contracts permit the customer to terminate the contract at will and do not specify the compensation, if any, that we would be entitled to were such a termination to occur. In fiscal 2004, 2003 and 2002, we paid or incurred liquidated damages (with respect to our contracts) of $5.2 million, $4.6 million and $1.4 million, respectively.


LITIGATION


BRAZILIAN LEGAL PROCEEDINGS

THE CEF CONTRACT PROCEEDINGS

BACKGROUND. In September 1993, we purchased 41.5% of the voting common and non-voting preferred stock of Racimec Informatica Brasileira S.A. ("Racimec"), a Brazilian company engaged in the lottery business and the predecessor of our present Brazilian subsidiary, GTECH Brasil Ltda. In January 1996, we purchased the remaining voting common stock, and 37.7% of the non-voting preferred stock, of Racimec. Subsequent to January 1996, Racimec's accounts were consolidated with our own. In December 1997, we purchased the remaining non-voting preferred stock of Racimec. Racimec was reorganized in December 1998, and was eventually renamed GTECH Brasil Ltda. ("GTECH Brazil").

In January 1997, Caixa Economica Federal ("CEF"), the Brazilian bank and operator of Brazil's National Lottery, and Racimec entered into a four-year contract pursuant to which Racimec agreed to provide online lottery services and technology to CEF (the "1997 Contract"). This award was made by CEF with respect to a competitive bid that CEF had issued in 1994. Online lottery sales by Brazil's National Lottery commenced in May 1997. In May 2000, CEF and GTECH Brazil terminated the 1997 Contract and entered into a new agreement obliging GTECH Brazil to provide lottery goods and services and additional financial transaction services (including bill and tax payment, social security contribution and traditional banking transaction services) to CEF for a contract term that, as subsequently extended, was scheduled to expire in April 2003 (the "2000 Contract"). In April 2003, GTECH Brazil entered into an agreement with CEF (the "2003 Contract Extension") pursuant to which: (a) the term of the 2000 Contract was extended through May 2005, with CEF having the right to elect upon prior notice to terminate the 2000 Contract early at any time after December 2004, and (b) fees payable to GTECH Brazil under the 2000 Contract were reduced by 15%.

As part of sworn testimony before the Brazilian Congress, in April 2004 CEF's President indicated that it is his intent to enter into negotiations with GTECH Brazil to accommodate an as-of-yet undisclosed procurement process, pursuant to which he would seek to negotiate certain concessions from GTECH Brazil relating to pending court actions respecting CEF procurement matters, and CEF would agree to extend the 2000 Contract beyond its current term. See -- "CEF Procurement," below. In addition, CEF and GTECH Brazil continue to work closely. For example, CEF recently notified us that GTECH Brazil has been pre-qualified for an upcoming bid to provide services and equipment for the Caixa Aqui, a correspondent banking system comprised of free-standing kiosks operated by CEF. GTECH Brazil and pre-qualified companies have been invited to present proposals to CEF regarding the expansion of the service offering and network territory of Caixa Aqui.

Revenues from the 2000 Contract accounted for approximately 9.7% of our total revenues for fiscal 2004, making CEF our largest customer for fiscal 2004 based on revenues.

CRIMINAL ALLEGATIONS AGAINST CERTAIN EMPLOYEES. In late March 2004, federal attorneys with Brazil's Public Ministry (the "Public Ministry Attorneys") recommended that criminal charges be brought against nine individuals, including four senior officers of CEF; Antonio Carlos Rocha, the former Senior Vice President of GTECH Holdings Corporation and President of GTECH Brazil; and Marcelo Rovai, GTECH Brazil's marketing director. No other present or former employee of the Company has been implicated by the Public Ministry Attorneys, and under Brazilian law (which provides that criminal charges may not be brought against corporations and other entities), we cannot be subject to criminal charges in connection with this matter. We understand that Messrs. Rocha and Rovai will likely be charged with offering an improper inducement in connection with the negotiation of the 2003 Contract Extension. We further understand that Messrs. Rocha and Rovai will likely be charged with effectively co-authoring or aiding and abetting certain allegedly fraudulent or inappropriate management practices of the CEF management who agreed to enter into the 2003 Contract Extension. An investigation is being conducted on our behalf to ascertain the facts regarding this matter. The Company has encouraged Messrs. Rocha and Rovai to cooperate fully with Brazilian authorities investigating this matter. In addition, the United States Securities and Exchange Commission has

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


made an informal inquiry as to this matter, and we are cooperating fully with this inquiry. Brazilian news accounts have quoted CEF's President as denying that there had been any external pressure applied in connection with the negotiation of the 2003 CEF Contract Extension.

In light of the fact that our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, an allegation or finding of improper conduct that is attributable to us could have a material adverse effect on our business, both within Brazil and elsewhere, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these likely charges and any resulting, or related, legal proceedings could have a material adverse effect on our reputation and business. Because these proceedings are in their initial stages, it is impossible for us to assess their merits, or to provide an estimate of losses likely to be incurred in connection with these proceedings, or their financial statement impact, if any.

CIVIL ACTION BY THE PUBLIC MINISTRY ATTORNEYS. We recently have learned through a press release issued by the Public Ministry Attorneys that a civil action has been initiated by the Public Ministry Attorneys in the Federal Court of Brasilia against GTECH Brazil; 17 former officers and employees of CEF; the former president of Racimec; Antonio Carlos Rocha, the former Senior Vice President of GTECH Holdings Corporation and President of GTECH Brazil, and Marcos Andrade, another former officer of GTECH Brazil. The focus of the purported civil action is the contractual relationship between CEF, GTECH Brazil and GTECH Brazil's predecessor company, Racimec, for the period from 1994 to 2002, the year before the current government took over the administration of CEF. We understand that this civil action will allege that the defendants acted illegally in entering into and performing the 1997 Contract and the 2000 Contract. It is reported that this civil action seeks to invalidate the 2000 Contract (which, as extended, is still in force) as well as to impose penalties equal to the sum of all amounts paid to us under the 1997 Contract and the 2000 Contract from January 1997 to present, which we estimate to be approximately US$650 million at current exchange rates, plus certain other permitted amounts, minus our proven investment costs. As of this filing, we have not been served with notice of this civil action, nor is it available as a public record. We expect to mount a vigorous challenge to the far-reaching claims reported to be part of this lawsuit.

POPULAR CLAIM. In February 2004, Vincius Bijos, a Brazilian, commenced a public class action lawsuit in Brazil's Brasilia District Court of the Federal District against the Brazilian Federal government; CEF; several former and current officers of CEF; the former president of Racimec; and GTECH Brazil, seeking, among the relief requested of the Court, a preliminary injunction prohibiting CEF from making further payments to GTECH Brazil under the 2000 Contract, and an order that would terminate the 2000 Contract and require the defendants, jointly and severally, to refund amounts received by GTECH Brazil under the 1997 Contract and the 2000 Contract, together with interest, appropriate monetary adjustments, court costs and expenses. This public class action lawsuit bases its claims upon numerous alleged defects and irregularities, which the suit asserts violate Brazilian law, in the 1997 Contract and the 2000 Contract, and the manner in which the procurement processes that gave rise to the awards of these contracts were organized and administered. Among its claims, this lawsuit asserts that CEF's procurement and contracting process unlawfully restricted competition and gave preference to a non-Brazilian vendor over potential Brazilian vendors, and that GTECH Brazil unlawfully abused its competitive position in respect to these procurements and the related contracting processes. We intend to mount a vigorous challenge to the far-reaching claims that make up this lawsuit. We note that the Public Ministry Attorneys have filed an opinion with the federal court disagreeing with the request that an injunction enjoining payments from CEF to GTECH Brazil be entered and requesting that this suit be consolidated with the Public Ministry Attorneys' civil action described above.

TCU AUDIT. As previously reported, on June 5, 2003, the Federal Court of Accounts ("TCU"), the court charged with auditing agencies of the Brazilian federal government and its subdivisions, summoned us, together with several current and former employees of the CEF to appear before TCU's Brasilia court. The summons required the defendants to show cause why they should not be required to jointly pay a base amount determined by the TCU to be due of R$91,974,625.10, duly indexed for inflation and interest as of May 26, 2000 (Decision No. 692/2003). We estimate that this claim, in aggregate, is for the local currency equivalent of approximately US$61.3 million at

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


current exchange rates. The allegations underlying this summons are set forth in a report (the "Audit Report") issued by the TCU in May 2003 respecting an audit conducted by the TCU of the 1997 Contract.

The central allegation of the Audit Report is that under the 1997 Contract we were accorded certain payment increases, and we contracted to supply to CEF certain services, that were not contemplated by the procurement process respecting the 1997 Contract and that are not otherwise permitted under applicable Brazilian law. The Audit Report alleges that as a result of this, CEF overpaid us under the 1997 Contract for the period commencing in January 1997 through May 26, 2000, and that we are liable with respect to such alleged overpayments as specified above. The Audit Report further determines that TCU shall audit the 2000 Contract and any other contract between us and CEF in effect after May 26, 2000 respecting the provision by us of lottery services. Moreover, the Audit Report states that the TCU will refer the Audit Report to, among others, the Public Ministry Attorneys and the Brazil Federal Police (who, we have been advised, are conducting an investigation of CEF's public procurement activities in general). See - "Criminal Allegations Against Certain Employees," and "Civil Action by Public Ministry Attorneys," above. The Audit Report does not allege that we have acted improperly.

In November 2003, we presented our defense to the claims and determination of the TCU that CEF overpaid us. We plan to continue to vigorously defend ourselves against the allegations made by TCU in the Audit Report and the proceedings initiated by the TCU with respect thereto. While we believe that we have good defenses to the claims and determination of the TCU, it is impossible at this time for us to predict the outcome of the TCU proceedings, or provide an estimate of losses likely to be incurred in connection with the resolution of this matter, or its financial statement impact, if any.

CEF PROCUREMENT. As previously reported, we are involved in legal proceedings with CEF respecting the CEF's plans for the operation of the National Lottery after expiration of the 2000 Contract, as extended. These legal proceedings began in June 2002, at which time CEF held a public hearing to reveal that it plans, upon the termination of the 2000 Contract, to directly acquire all terminals and certain related goods and services, to lease or to otherwise directly acquire all necessary telecommunications equipment and services, and to itself perform all necessary data processing services. In June 2002, we filed before the 17th Federal Lower Court of Brasilia, a lawsuit captioned "Atentadeo", in which we allege that CEF's proposed procurement process violates said Court's judgment obtained by us in March 2001, pursuant to which, in the context of a prior Request For Proposals proposed by CEF in 2000, we had obtained a writ permitting us to submit an integrated bid for all goods and services to be required under the successor to the 2000 Contract.

In June 2003, after a series of rulings by various Brazilian courts, the Federal Higher Court of Brasilia issued a decision permitting CEF to obtain goods and services necessary to operate the National Lottery after the termination of the 2000 Contract by publishing four separate Requests For Proposals (the "Four RFP Procurement").

While legal proceedings continue, we believe that the June 2003 decision indicates that we are unlikely ultimately to prevail in our challenge to CEF's plans for a procurement process contemplating multiple vendors supplying lottery goods and services to CEF after termination of the 2000 Contract in May 2005, or earlier as described above. If CEF proceeds with the Four RFP Procurement, or a similar plan involving multiple Requests For Proposal, and we are ultimately unsuccessful in our efforts to be allowed to submit a single integrated bid for all goods and services required under the successor to the 2000 Contract, it is likely that our revenues with respect to any successor contract awarded to us by CEF will be materially less than revenues earned by us under the 2000 Contract. Moreover, while we will be the incumbent vendor with respect to this procurement by CEF, there can be no assurance that we will be selected by CEF to supply goods and services after termination of the 2000 Contract.

CEF's President recently indicated that in order to accommodate an as-of-yet undisclosed procurement process, it is his intent to seek to negotiate: (a) certain concessions from GTECH Brazil relating to pending court actions respecting CEF procurement matters, and (b) an extension of the term of the 2000 Contract. See "Background" above.

SERLOPAR SUIT

As previously reported, in April 2002 Serlopar, the lottery authority for the Brazilian state of Parana, sued our subsidiaries Dreamport Brasil Ltda. and GTECH Brasil Ltda. in the 2nd Public Finance Court of the City of Curitiba,

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

State of Parana, under an agreement dated July 31, 1997, as amended (the "VLT Agreement"). Pursuant to the VLT Agreement, we agreed to install and operate video lottery terminals ("VLTs") in Parana. Serlopar alleges in its suit that we installed only 450 of the 1,000 VLTs that we were allegedly obliged to install, and that we were overpaid, and failed to reimburse Serlopar certain amounts alleged to be due to Serlopar, under the VLT Agreement. Serlopar seeks payment from us of approximately US$28 million (at current foreign exchange rates) with respect to these claims, together with unspecified amounts alleged to be due from the defendants with respect to general losses and damages (including loss of revenues) and court costs and legal fees. We believe we have good defenses to the claims made by Serlopar in this lawsuit, and we intend to continue to defend ourselves vigorously in these proceedings. We believe that the outcome of this suit will not have a material impact on our financial statements or business.

OTHER LEGAL PROCEEDINGS

SHAREHOLDER CLASS ACTION SUIT

As previously reported, we, together with William Y. O'Connor, our former Chairman and Chief Executive Officer, Steven P. Nowick, our former President and Chief Operating Officer, and W. Bruce Turner, our former Chairman and current President and Chief Executive Officer, were named as defendants in a shareholder class action suit captioned Sandra Kafenbaum and Steven Schulman, individually and on behalf of all others similarly situated v. GTECH Holdings Corporation, et. al., which suit was filed in the U.S. District Court of Rhode Island in August 2000 and subsequently amended in February 2001. As amended, the complaint filed in the case generally alleges that with respect to various announcements made between July 13, 1998 and August 29, 2000, we and the other defendants violated federal securities laws (including Section 10(b) of the Securities Exchange Act of 1934) by making allegedly false and misleading statements (including statements alleged to be overly optimistic respecting certain lottery contract awards to us and respecting our prospects in certain non-lottery business lines and investments), while failing to disclose in a timely manner certain allegedly material adverse information that we purportedly had a duty to disclose (including an alleged inability to close certain contract awards and as to certain alleged cost overruns). The complaint seeks to recover monetary compensation for all damages sustained as a result of defendants' alleged wrongdoing in an amount to be determined at trial (including pre-judgment and post-judgment interest thereon), costs and expenses incurred in connection with the suit (including counsel fees and expert fees) and such other and further relief as the court may deem just and proper. In April 2001, we and the other defendants moved to dismiss the complaint on the grounds that the allegations made in the complaint are unsupported by fact and fail, in any event, to state a cause of action under the federal securities laws. Oral argument for our motion to dismiss was held in October 2001. In September 2002, the Court ruled on our motion, granting the motion to dismiss as to certain of our statements, but denying the motion to dismiss as to certain other of our statements cited in the complaint. The Court also granted our motion to dismiss plaintiff's claim against Mr. Turner, holding that there are no actionable statements attributable to him. We believe that we have good defenses to the claims made in this lawsuit. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit or provide an estimate of losses likely to be incurred in connection with this matter or its financial statement impact, if any.

COHEN SUIT

As previously reported, on August 7, 2002 we terminated without cause the employment of Howard S. Cohen, our former President and Chief Executive Officer. In March 2003, Mr. Cohen attempted to exercise options granted by us in April 2002 to purchase 450,000 shares of our Common Stock at a per-share exercise price of $23.30. The non-qualified stock option agreement entered into between Mr. Cohen and us respecting the April 2002 grant of options provides by its terms that, in the event that Mr. Cohen's employment was terminated without cause, options remaining exercisable must be exercised within six months from the date of termination (i.e., by February 7, 2003). Because Mr. Cohen had failed to exercise his April 2002 options within the term provided in the applicable stock option agreement, we did not permit Mr. Cohen to exercise these options. In May 2003, Mr. Cohen filed suit in Rhode Island Superior Court against us and the attorneys who had advised him in connection with the negotiation of his severance agreement, respecting his attempt to exercise the April 2002 stock options. The suit, captioned Howard S. Cohen v. GTECH Corporation, GTECH Holdings Corporation, Michael J. Tuchman, Levenfeld Pearlstein, Charlene F. Marant and Marant Enterprises Holdings LLC, alleges that: (i) we breached our agreements with Mr. Cohen in failing to allow him to exercise his April 2002 options; (ii) through fraud by us, or the mutual mistake of the parties, the April 2002 option grant does not reflect the intent of the parties, and (iii) we had a duty to advise Mr. Cohen of his mistaken belief (if such it was) as to the exercise term of the April 2002 options, and failed

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


to so advise Mr. Cohen. Mr. Cohen also alleges that his attorneys had failed in their duty of care in misadvising him as to the correct period during which he could exercise his options, and, in addition, had practiced law in Rhode Island without a license in violation of applicable Rhode Island law. Mr. Cohen seeks damages against us and the other defendants in an amount of not less than $4.0 million, plus interest, costs and reasonable attorneys fees. With respect to us, he also seeks an order reforming the terms of the April 2002 option grant to reflect the alleged intent of the parties with respect to the post-termination exercise term, and other equitable relief. Mr. Cohen also asks for a declaratory judgment construing our 2000 Omnibus Stock Option and Long Term Incentive Plan and Mr. Cohen's employment and severance agreements, as to the relevant option exercise period. We believe that we have good defenses to the claims made by Mr. Cohen in this lawsuit and we intend to vigorously defend ourselves in these proceedings. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit.

We also are subject to certain other legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect our consolidated financial position or results of operations.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - GUARANTEES AND INDEMNIFICATIONS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if the events set forth in the bond occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at February 28, 2004 (in thousands):

                                            Total potential
                                               commitments
                                            ---------------
Performance bonds                           $       215,908
Litigation bonds                                      8,545
Financial guarantees                                  6,941
All other bonds                                       2,158
                                            ---------------
                                            $       233,552
                                            ===============

LOTTERY TECHNOLOGY SERVICES INVESTMENT CORPORATION

We have a 44% interest in Lottery Technology Services Investment Corporation ("LTSIC"), which we account for using the equity method of accounting. LTSIC's wholly owned subsidiary, Lottery Technology Services Corporation ("LTSC"), provides equipment and services (which we supplied to LTSC), to the Bank of Taipei. The Bank of Taipei holds the license to operate the Taiwan Public Welfare Lottery. (See Note 22.)

In order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, at February 28, 2004 and February 22, 2003, we guaranteed $4.6 million and $4.4 million, respectively, principal amount of loans made by an unrelated commercial lender to LTSC. The loans have a maturity date of March 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.

We are recognizing 56% of our product sales to, and service revenue from, LTSC. The remaining 44% of product sales (and related cost) and service revenue, has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is included in Deferred Revenue and Advance Billings and Other Liabilities in our Consolidated Balance Sheets at February 28, 2004 and February 22, 2003. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid. At February 28, 2004, deferred product gross profit and deferred service revenue totaled $3.4 million and $7.3 million, respectively.

TIMES SQUARED INCORPORATED

We guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") for which we received no monetary consideration. The amount outstanding under the lease at February 28, 2004 and February 22, 2003, was $2.3 million and $2.5 million, respectively. Our guarantee expires in December 2013. Times Squared is a nonprofit corporation established to provide, among other things, secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

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

DELAWARE LLC

We have a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is also owned 50% by a subsidiary of Full House Resorts, Inc. ("FHRI"). Pursuant to a 1995 management agreement ("Agreement"), GED manages a racino for Harrington Raceway, Inc. ("Harrington") and in return receives a percentage of gross revenues and operating profits as defined in the Agreement. Along with FHRI, we guarantee the payment of all amounts due Harrington under the Agreement. Our guarantee expires on February 1, 2012 or upon expiration of the Delaware Horse Racing Redevelopment Act. The consideration we receive in exchange for the guarantee are the equity earnings from our ownership in GED. Refer to Note 25 for additional information.


NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of, and changes in, other comprehensive loss are as follows:

                                                       Foreign      Net Gain (loss)    Unrealized
                                                      Currency       on Derivative     Gain (loss)
                                                     Translation      Instruments     on Investments       Total
                                                    -------------   ---------------   --------------   ------------
                                                                        (Dollars in thousands)
Balance at February 24, 2001                        $     (85,917)  $           (27)  $           92   $    (85,852)
Changes during the year, net of tax                       (15,122)              201              (42)       (14,963)
                                                    -------------   ---------------   --------------   ------------
Balance at February 23, 2002                             (101,039)              174               50       (100,815)

Changes during the year, net of tax                         5,344                91             (108)         5,327
                                                    -------------   ---------------   --------------   ------------
Balance at February 22, 2003                              (95,695)              265              (58)       (95,488)

Changes during the year, net of tax                        26,418            (1,423)             (15)        24,980
                                                     ------------   ---------------   --------------   ------------
Balance at February 28, 2004                        $     (69,277)  $        (1,158)  $          (73)  $    (70,508)
                                                    =============   ===============   ==============   ============

Foreign currency translation of ($69.3) million at February 28, 2004 is primarily associated with our subsidiaries in Brazil. In April 2003, we entered into an agreement with Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery and our largest customer in fiscal 2004, pursuant to which the term of our contract with CEF, which had been scheduled to expire in April 2004, was extended for 25 months from April 2003 (with CEF having the right to elect upon prior notice to terminate the contract early at any time after 20 months), and fees payable under our contract were reduced by 15%. (See Note 13.)

The ($1.2) million of net losses on derivative instruments is expected to be reclassified to earnings in the next 12 months as the underlying transactions occur.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONSOLIDATION OF WEST GREENWICH TECHNOLOGY ASSOCIATES, L.P.

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. Prior to the third quarter of fiscal 2004, we accounted for the Partnership using the equity method of accounting. Beginning in the third quarter of fiscal 2004, we consolidated the Partnership in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity (as defined) by its primary beneficiary. As a result, we recorded our world headquarters facilities owned by the Partnership as an asset and the Partnership's loan as a liability in our consolidated financial statements. The adoption of this interpretation increased balance sheet assets and liabilities by $30.0 million and $26.7 million, respectively, and resulted in a one-time, non-cash, after-tax gain of $3.3 million. The pre-tax gain of $5.3 million is recorded in Other Income (Expense) in our Consolidated Income Statements and not as a cumulative-effect adjustment because the gain is not material to our consolidated financial statements. Refer to Note 11 for detailed disclosures on the Partnership's loan.


NOTE 17 - STOCK-BASED COMPENSATION PLANS

We have various stock-based compensation plans whereby nonemployee members of our Board of Directors, officers and other key employees may receive grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance awards. We are authorized to grant up to 14,400,000 shares of common stock under these plans and, at February 28, 2004, grants of 8,958,100 nonqualified stock options and 1,473,000 shares of restricted stock had been made.

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

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our plans. We have adopted the disclosure-only provisions of SFAS 148, an amendment of SFAS
123. Therefore, no compensation cost has been recognized for stock option grants under the plans because the exercise price of all options granted was equal to 100% of the fair market value of our common stock on the respective date of each grant.

A summary of stock option activity under the plans is as follows:

                                                                     Fiscal Year Ended
                                       --------------------------------------------------------------------------
                                         February 28, 2004         February 22, 2003           February 23, 2002
                                       ---------------------    ----------------------      ---------------------
                                                   Weighted                   Weighted                   Weighted
                                          Shares    Average         Shares    Average        Shares       Average
                                           under   Exercise          under    Exercise       under       Exercise
                                          Options   Price          Options     Price        Options        Price
                                       ----------  --------      ----------   --------     ----------   ----------
Outstanding at beginning of year        5,351,926  $  16.64       5,210,376   $  13.56      6,588,750   $    12.94
Granted                                 1,085,450     34.20       2,212,000      22.83      2,582,000        15.06
Exercised                              (1,629,676)    14.69      (1,278,450)     13.20     (3,342,774)       13.39
Forfeited                                (469,750)    23.35        (792,000)     19.23       (617,600)       14.10
                                       ----------                ----------                ----------
Outstanding at end of year              4,337,950     21.04       5,351,926      16.64      5,210,376        13.56
                                       ==========                ==========                ==========

Exercisable at end of year              1,963,500  $  17.20       2,550,426   $  16.38        890,626   $    14.00
                                       ==========                ==========                ==========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STOCK-BASED COMPENSATION PLANS (CONTINUED)

Exercise prices for stock options outstanding under the plans as of February 28, 2004 are summarized as follows:

                                              Weighted Average
                                          -------------------------                   Weighted
                                          Remaining                                    Average
   Range of                Options        Contractual      Exercise       Options     Exercise
Exercise Prices          Outstanding     Life (Years)       Price       Exercisable    Price
---------------          -----------     ------------     ---------     -----------  ----------
$ 8.44 - $12.66              669,750              6.0     $   10.25         453,500   $   10.45
$13.39 - $19.36            1,638,250              7.3         15.69         959,500       16.05
$19.95 - $29.81            1,072,500              8.1         24.08         550,500       24.78
$33.40 - $48.76              942,450              9.1         33.95               -           -
$56.19 - $57.74               15,000             10.0         57.20               -           -
                         -----------                                   ------------
                           4,337,950                                      1,963,500
                         ===========                                   ============

During fiscal 2004, 2003 and 2002, we awarded 264,000, 195,000 and 279,000 shares of restricted stock, respectively, to nonemployee members of our Board of Directors, officers and certain other key employees of our Company. Such shares had a weighted average fair value at the date of grant of $36, $23 and $16 per share, respectively. Recipients of restricted stock do not pay us any cash consideration for the shares. The fair value of the restricted stock award is being charged to expense over the vesting period. We recorded noncash charges to operations during fiscal 2004, 2003 and 2002 of $3.3 million, $3.3 million and $4.3 million, respectively, as compensation expense related to restricted stock.

In April 2003, our Board of Directors approved the Senior Staff Officer Stock Ownership Plan (the "Plan"), whereby Senior Staff Officers of our Company are required to maintain ownership of our common stock equivalent to a percentage of their base salary. By the end of fiscal 2008, our Chief Executive Officer will be required to attain ownership equal to two times his base salary, and all other Senior Staff Officers will be required to attain ownership equal to one times their base salary. In order to satisfy ownership requirements, the Plan participants must own and hold vested and unencumbered shares of our common stock.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - EMPLOYEE STOCK PURCHASE PLAN

We maintain a Qualified Employee Stock Purchase Plan, which provides that eligible employees may purchase shares of our common stock, through regular payroll deductions, of up to 10% of their base earnings. Substantially all employees are eligible to participate in this plan, with the exception of those employees who are 5% or more shareholders in our Company. The purchase price is equal to 85% of the fair market value of the stock on the first or last trading day of the six-month offering period, whichever is lower. Employees may purchase shares having a fair market value of up to $25,000 per calendar year. All shares purchased must be retained for a period of one year. No compensation expense is recorded in connection with this plan. On July 25, 2003, this plan was modified by the Board of Directors to extend the expiration date of the plan to August 31, 2004 or the date the shares provided by the plan have been purchased. A total of 1,500,000 treasury shares were made available for purchase under this plan, of which 806,595 shares remain available for future purchase as of February 28, 2004.


NOTE 19 - EMPLOYEE BENEFITS

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

For periods prior to March 1, 2003, the employer matching contribution was equal to 100% on the first 3% and 50% on the next 2% that the employee elected to defer, up to a maximum matching contribution of 4% of the employee's base pay. Effective March 1, 2003, the matching contribution was changed to 100% on the first 3% that the employee elects to defer, up to a maximum matching contribution of 3% of the employee's base pay.

At our discretion, we may contribute additional amounts to the Plans on behalf of employees based upon our profits for a given fiscal year. To be eligible to receive a profit sharing contribution, a participant must be in the employ of the Company on December 31 and the last day of the fiscal year for which the contribution is made. For this purpose only, an individual who is receiving salary continuance payments on the last day of the fiscal year for which the contribution is made is deemed to be in the employ of the company. Employees are 100% vested at all times in the amounts they defer and any earnings on their contributions and are fully vested in the Company's matching contributions, profit sharing and any earnings on these contributions on the first anniversary of their date of hire. Beginning in fiscal 2005, the Company will discontinue the payment of profit sharing contributions.

On September 18, 2003, we completed the acquisition of Interlott Technologies, Inc. ("Interlott"). Interlott had a defined contribution 401(k) retirement plan that was terminated as of December 31, 2003. As of January 1, 2004, the employees participating under the terminated plan became eligible for the Plans summarized above.

Benefits under the Plans will generally be paid to participants upon retirement or in certain other limited circumstances. In fiscal 2004, 2003 and 2002, we recorded expense under these Plans of $7.1 million, $9.0 million and $7.3 million, respectively.

We have a defined contribution Supplemental Retirement Plan that provides additional retirement benefits to certain key employees. At our discretion, we may contribute additional amounts to this plan on behalf of such key employees equal to the percentage of profit sharing contributions contributed to the Plan for the calendar year multiplied by the key employees' compensation (as defined by the Plan) for such year. In fiscal 2004, 2003 and 2002, we recorded expense under this plan of $0.2 million, $0.6 million and $0.3 million, respectively. Beginning in fiscal 2005, the Company will discontinue the payment of supplemental retirement benefits.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                                                  Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 28, 2004     February 22, 2003    February 23, 2002
                                           -----------------     -----------------    -----------------
                                            (Dollars and shares in thousands, except per share amounts)
NUMERATOR:
   Net income (Numerator for basic
     earnings per share)                   $         183,200     $         142,021    $          68,026

Effect of dilutive securities:
   Interest expense on 1.75%
     Convertible Debentures, net of tax                1,736                     -                    -
                                           -----------------     -----------------    -----------------
Numerator for diluted earnings per share   $         184,936     $         142,021    $          68,026
                                           =================     =================    =================
DENOMINATOR:
   Denominator for basic earnings per
     share-weighted average shares                    58,232                57,081               58,998

Effect of dilutive securities:
   1.75% Convertible Debentures                        5,195                     -                    -
   Employee stock options                              1,579                 1,219                1,040
   Unvested restricted and stock bonus
     discount shares                                     138                    91                  280
                                           -----------------     -----------------    -----------------
       Dilutive potential common shares                6,912                 1,310                1,320

Denominator for diluted earnings per
   share-adjusted weighted-average
   shares and assumed conversions                     65,144                58,391               60,318
                                           =================     =================    =================
Basic earnings per share                   $            3.15     $            2.49    $            1.15
                                           =================     =================    =================
Diluted earnings per share                 $            2.84     $            2.43    $            1.13
                                           =================     =================    =================

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

During fiscal 2004, the Debentures were convertible for 209 out of 256 trading days and approximately 5.2 million shares were included in the computation of diluted earnings per share. For fiscal 2003 and 2002, none of the 6.4 million shares were included in the computation of diluted earnings per share because, in accordance with their terms, the Debentures had not yet become convertible.

Included in stock options outstanding are options to purchase 246,000, 569,000 and 652,000 shares of common stock at February 28, 2004, February 22, 2003 and February 23, 2002, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares (the effect would be anti-dilutive).

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - INCOME TAXES

Income before income taxes is based on the geographical contract source of income and consists of the following:

                                                                 Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 28, 2004     February 22, 2003    February 23, 2002
                                           -----------------     -----------------    -----------------
                                                              (Dollars in thousands)
United States                              $          37,355     $          34,506    $         (33,072)
Foreign                                              253,439               194,560              142,792
                                           -----------------     -----------------    -----------------
                                           $         290,794     $         229,066    $         109,720
                                           =================     =================    =================

Significant components of the provision for income taxes were as follows:

                                                                  Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 28, 2004     February 22, 2003    February 23, 2002
                                           -----------------     -----------------    -----------------
                                                                (Dollars in thousands)
Current:
    Federal                                $          (4,145)    $          45,787    $             884
    State                                              5,877                 4,905                2,132
    Foreign                                           46,405                37,920               40,853
                                           -----------------     -----------------    -----------------
       Total Current                                  48,137                88,612               43,869
                                           -----------------     -----------------    -----------------
Deferred:
    Federal                                $          58,510     $           3,499    $           4,072
    State                                              3,049                   398                  474
    Foreign                                           (2,102)               (5,464)              (6,721)
                                           -----------------     -----------------    -----------------
       Total Deferred                                 59,457                (1,567)              (2,175)
                                           -----------------     -----------------    -----------------
         Total Provision                   $         107,594     $          87,045    $          41,694
                                           =================     =================    =================

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

                                                       February 28, 2004      February 22, 2003
                                                       -----------------      -----------------
                                                                (Dollars in thousands)
Deferred tax assets:
   Accruals not currently deductible for tax purposes  $          24,681      $          27,900
   Interest rate swap gain                                         3,955                    698
   Inventory reserves                                              5,949                  6,324
   Cash collected in excess of revenue recognized                  8,846                  4,331
   Depreciation                                                    7,543                      -
   Other                                                          10,380                 10,659
                                                       -----------------      -----------------
                                                                  61,354                 49,912
Deferred tax liabilities:
   Depreciation                                                  (71,339)                (8,273)
   Contingent interest on convertible debt                        (7,310)                (3,462)
   Basis in partnership interest                                  (4,343)                (2,443)
   Other                                                          (5,685)                (2,058)
                                                       -----------------      -----------------
                                                                 (88,677)               (16,236)
                                                       -----------------      -----------------
Net deferred tax assets (liabilities)                  $         (27,323)     $          33,676
                                                       =================      =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - INCOME TAXES (CONTINUED)

Undistributed earnings of foreign subsidiaries, excluding accumulated net earnings of foreign subsidiaries that, if remitted, would result in minimal or no additional tax because of the availability of foreign tax credits, amounted to $41.4 million at February 28, 2004. These earnings reflect full provision for foreign income taxes and are intended to be indefinitely reinvested in foreign operations. United States taxes that would be payable upon the remittance of these earnings are estimated to be $6.4 million.

The effective income tax rate on income before income taxes differed from the statutory federal income tax rate for the following reasons:

                                                                  Fiscal Year Ended
                                           ------------------------------------------------------------
                                           February 28, 2004     February 22, 2003    February 23, 2002
                                           -----------------     -----------------    -----------------
Federal income tax using statutory rate                 35.0%                 35.0%                35.0%
State taxes, net of federal benefit                      2.0                   1.5                  1.5
Goodwill                                                   -                     -                  1.4
Nondeductible expenses                                   0.4                   0.5                  0.9
Tax credits                                             (0.3)                 (0.7)                (1.2)
Other                                                   (0.1)                  1.7                  0.4
                                           -----------------     -----------------    -----------------
                                                        37.0%                 38.0%                38.0%
                                           =================     =================    =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - TRANSACTIONS WITH RELATED PARTIES

Receivables from related parties, which are included in Trade Accounts Receivable in our Consolidated Balance Sheets are as follows:

                                                    February 28, 2004      February 22, 2003
                                                    -----------------      -----------------
                                                             (Dollars in thousands)
Lottery Technology Services Corporation             $           2,699      $           9,590
Uthingo Management Proprietary Limited                          2,827                  3,557
Lottery Technology Enterprises                                    462                    913
                                                    -----------------      -----------------
                                                    $           5,988      $          14,060
                                                    =================      =================

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

In order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, at February 28, 2004 and February 22, 2003, we guaranteed $4.6 million and $4.4 million, respectively, principal amount of loans made by an unrelated commercial lender to LTSC. The loans have a maturity date of March 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.

Sales of products to, and service revenues from, LTSC were $27.8 million, $8.5 million and $16.9 million in fiscal 2004, 2003 and 2002 respectively. We are recognizing 56% of our product sales to, and service revenue from, LTSC. The remaining 44% of product sales (and related cost) and service revenue, has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is included in Deferred Revenue and Advance Billings and Other Liabilities in our Consolidated Balance Sheets at February 28, 2004 and February 22, 2003. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid.

UTHINGO MANAGEMENT PROPRIETARY LIMITED

We have a 10% interest in Uthingo Management Proprietary Limited ("Uthingo"), which is accounted for using the equity method. Uthingo is a corporate joint venture that holds the license to operate the South African National Lottery. Sales of products to, and service revenues from, Uthingo were $19.8 million, $18.0 million and $16.3 million in fiscal 2004, 2003 and 2002, respectively.

LOTTERY TECHNOLOGY ENTERPRISES

We have a 1% interest in Lottery Technology Enterprises ("LTE"), a joint venture between us and District Enterprise for Lottery Technology Applications of Washington, D.C. LTE holds a 10-year contract (which expires in November 2009) with the District of Columbia Lottery and Charitable Games Control Board. Service revenues from LTE were $3.4 million, $3.0 million and $3.0 million in fiscal 2004, 2003 and 2002, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

FULL HOUSE RESORTS, INC.

Prior to February 24, 2001, we held a 50% interest in each of four joint ventures with Full House Resorts, Inc. ("Full House"). The joint ventures were engaged in the financing and development of Native American and other casino gaming ventures. During fiscal 2002, we sold our interest in three of the four joint ventures for cash consideration of $1.8 million, which approximated carrying value. At February 23, 2002, we held a promissory note ("Note") issued by Full House with an outstanding principal balance of $2.4 million. During fiscal 2003, the Note was paid in full. Interest on the Note was payable monthly at the prime rate. Refer to Note 25 for additional information.

WEST GREENWICH TECHNOLOGY ASSOCIATES, L.P.

We have a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our World Headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. Prior to the third quarter of fiscal 2004, we accounted for the Partnership using the equity method of accounting. Beginning in the third quarter of fiscal 2004, we consolidated the Partnership in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires consolidation of a variable interest entity (as defined) by its primary beneficiary. As a result, we recorded our world headquarters facilities owned by the Partnership as an asset and the Partnership's loan as a liability in our consolidated financial statements. The adoption of this interpretation increased balance sheet assets and liabilities by $30.0 million and $26.7 million, respectively, and resulted in a one-time, non-cash, after-tax gain of $3.3 million. The pre-tax gain of $5.3 million is recorded in Other Income (Expense) in our Consolidated Income Statements and not as a cumulative-effect adjustment because the gain is not material to our consolidated financial statements.

In December 2001, the Partnership refinanced its outstanding mortgage on favorable terms and an unrelated third party became the new general partner of the Partnership, replacing the prior general partners. The Partnership incurred an expense on extinguishment of debt in the amount of $5.4 million in connection with the repayment of the existing mortgage, which was allocated to us and is included in Other Income (Expense) in our Consolidated Income Statements. In connection with the refinancing, the existing lease was amended to shorten its term and reduce the current lease payments. The Partnership has classified the lease as an operating lease in accordance with Financial Accounting Standards Board Statement 13, "Accounting for Leases. " We recorded rent expense related to the lease of $0.5 million and $2.4 million in fiscal 2003 and 2002 respectively, which is included in Selling, General and Administrative expense in our Consolidated Income Statements.

AITKEN SPENCE GTECH PRIVATE LIMITED

We have a 50% interest in Aitken Spence GTECH Private Limited Co. ("ASG"), which is accounted for using the equity method. ASG is a corporate joint venture that will aid in the operation and management of the lottery in Sri Lanka. There were no sales of products to, or service revenues from, ASG during fiscal 2004 or 2003.

LOXLEY GTECH PRIVATE LIMITED

We have a 49% interest in Loxley GTECH Private Limited Co. ("LGT"), which is accounted for using the equity method. LGT is a corporate joint venture that will provide the on-line lottery system in Thailand. There were no sales of products to, or service revenues from, LGT during fiscal 2004 or 2003.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - LEASES

We lease certain facilities, equipment and vehicles under noncancelable operating leases that expire at various dates through fiscal 2015. Certain of these leases have escalation clauses and renewal options. We are required to pay all maintenance costs, taxes and insurance premiums relating to our leased assets.

Future minimum lease payments for noncancelable operating leases with initial lease terms in excess of one year at February 28, 2004 were as follows (in thousands):

Fiscal Year                              Amount
-----------                            ----------
2005                                   $   21,197
2006                                       16,949
2007                                        7,359
2008                                        4,635
2009                                        3,613
Thereafter                                  6,609
                                       ----------
Total minimum lease payments           $   60,362
                                       ==========

Rental expense for operating leases was $27.9 million, $26.4 million and $33.2 million for fiscal 2004, 2003 and 2002, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - BUSINESS SEGMENT AND GEOGRAPHIC DATA

We are a global technology services company providing software, networks and professional services that power high-performance solutions. We have a single operating and reportable business segment, the Transaction Processing segment, with our core market being the lottery industry. The accounting policies of the Transaction Processing segment are the same as those described in Note 1 - "Organization and Summary of Significant Accounting Policies." Management evaluates the performance of this segment based on operating income.

During the fourth quarter of fiscal 2003, we renamed the Lottery segment as the Transaction Processing segment, and have included our Transactive business unit in this segment because it provides transaction processing services.

The Company's geographic data is summarized below:

                                                                  Fiscal Year Ended
                                            -----------------------------------------------------------
                                            February 28, 2004    February 22, 2003    February 23, 2002
                                            -----------------    -----------------    -----------------
                                                               (Dollars in thousands)
Revenues from external sources:
     United States                          $         531,776    $         496,908    $         493,624
     Brazil                                           106,913              100,371              115,751
     United Kingdom                                    85,595               54,824              126,403
     Other foreign                                    327,046              326,687              273,923
                                            -----------------    -----------------    -----------------
                                            $       1,051,330    $         978,790    $       1,009,701
                                            =================    =================    =================

Revenues are attributed to countries based on the location of the customer.

                                                                  Fiscal Year Ended
                                            -----------------------------------------------------------
                                            February 28, 2004    February 22, 2003    February 23, 2002
                                            -----------------    -----------------    -----------------
                                                               (Dollars in thousands)
Systems, equipment and other assets
  relating to contracts, net:
     United States                          $         482,118    $         298,732    $         224,323
     Brazil                                             8,514                7,552               38,976
     Other foreign                                    100,730              104,627              106,296
                                            -----------------    -----------------    -----------------
                                            $         591,362    $         410,911    $         369,595
                                            =================    =================    =================

For fiscal 2004, 2003 and 2002, the aggregate revenues from Caixa Economica Federal in Brazil represented 9.7%, 9.8% and 10.7% of our consolidated revenues, respectively. For fiscal 2002, the aggregate revenues from Camelot Group plc in the United Kingdom represented 11.3% of our consolidated revenues. No other customer accounted for more than 10% of consolidated revenues in those fiscal years.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 - SUBSEQUENT EVENTS

SALE OF INVESTMENT

At February 28, 2004, we held a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED manages a racino for Harrington Raceway, Inc.
("Harrington"). On April 9, 2004, we sold our 50% interest in GED to Harrington for approximately $12.0 million and recognized a gain of approximately $11.0 million.

PREPAYMENT OF SENIOR NOTES

On April 13, 2004, we announced that GTECH will prepay on May 13, 2004, the remaining $90.0 million aggregate principal amount of its 7.87% Senior Notes due 2007. In connection with this prepayment, we expect to record net charges of approximately $1.0 million, principally comprised of tender premiums net of interest rate swaps which will be recorded in Other Income (Expense) in our Consolidated Income Statements.

Acquisitions

SPIELO MANUFACTURING INCORPORATED

On April 30, 2004, we completed the acquisition of privately-held Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals ("VLT's") and related products and services to the global gaming industry, for an all-cash purchase price of approximately $150 million. In addition, we paid Spielo shareholders approximately $7 million of a potential maximum earn-out amount of up to $35 million, which Spielo shareholders are entitled to receive in the 18 months following the closing, based upon Spielo achieving certain VLT installation objectives in New York. Approval of this transaction by our shareholders was not required.

LEEWARD ISLANDS LOTTERY HOLDING COMPANY INC.

On May 5, 2004, we completed the acquisition of privately-held Leeward Islands Lottery Holding Company Inc., a lottery operating company headquartered on the Caribbean islands of Antigua and St. Croix, for an all-cash purchase price of approximately $40 million. Approval of this transaction by our shareholders was not required.

BRAZIL LEGAL PROCEEDINGS

In late March 2004, federal attorneys with Brazil's Public Ministry (the "Public Ministry Attorneys") recommended that criminal charges be brought against nine individuals, including four senior officers of Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, and a former and a present employee of our Company. An investigation is being conducted on our behalf to ascertain the facts regarding this matter. The Company has encouraged our former and present employees to cooperate fully with the Brazilian authorities investigating this matter. In addition, the United States Securities and Exchange Commission has made an informal inquiry as to this matter and we are cooperating with this inquiry. We recently have learned through a press release issued by the Public Ministry Attorneys that a civil action has been initiated by the Public Ministry Attorneys in the Federal Court of Brasilia against GTECH Brasil Ltda. ("GTECH Brazil"); 17 former officers and employees of CEF; the former president of Racimec Informatica Brasileira S.A. ("Racimec"), a Brazilian company engaged in the lottery business and the predecessor of GTECH Brazil; and two former officers of GTECH Brazil. The focus of the purported civil action is the contractual relationship between CEF, GTECH Brazil and Racimec for the period 1994 to 2002. Revenues from our lottery contract with CEF accounted for 9.7% of our total fiscal 2004 revenues, making CEF our largest customer in fiscal 2004 based upon annual revenues. Refer to Note 13 for detailed disclosures regarding these and other Brazil related legal matters.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized as follows:

                                                                       Fiscal Year Ended
                                                 -------------------------------------------------------------
                                                 February 28, 2004      February 22, 2003    February 23, 2002
                                                 -----------------      -----------------    -----------------
                                                                    (Dollars in thousands)
Income taxes paid                                $          66,729      $          76,944    $          51,006

Interest paid, net of amounts capitalized                    5,725                 11,266               25,216

Income tax refunds                                          (1,995)                (1,901)              (1,057)

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. Non-cash activities are summarized as follows:

                                                                       Fiscal Year Ended
                                                 -------------------------------------------------------------
                                                 February 28, 2004      February 22, 2003    February 23, 2002
                                                 -----------------      -----------------    -----------------
                                                                    (Dollars in thousands)
Issuance of 717,565 shares of Holding
   common stock in connection with the
   acquisition of Interlott Technologies, Inc.   $          30,834      $               -    $               -
Treasury shares issued under stock
   award plans                                               2,437                  3,508                1,461

NOTE 27 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

On December 18, 2001, Holdings (the "Parent Company") issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures due December 15, 2021 (the " Debentures"). On October 9, 2003, the Parent Company issued, in a private placement, $250 million principal amount of 4.75% Senior Notes due October 15, 2010, all of which were subsequently exchanged for 4.75% Senior Notes due October 15, 2010 registered under the Securities Act of 1933 (the "Senior Notes"). The Debentures and Senior Notes are unsecured and unsubordinated obligations of the Parent Company that are jointly and severally, fully and unconditionally guaranteed by GTECH and two of its wholly owned subsidiaries: GTECH Rhode Island Corporation and GTECH Latin America Corporation (collectively with GTECH, the "Guarantor Subsidiaries"). Condensed consolidating financial information is presented below.

Selling, general and administrative costs and research and development costs are allocated to each subsidiary based on the ratio of the subsidiaries' combined service revenues and sales of products to consolidated revenues.

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

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets
February 28, 2004

                                            Parent         Guarantor   Non-Guarantor   Eliminating
                                            Company      Subsidiaries  Subsidiaries      Entries      Consolidated
                                         -------------  -------------  -------------  -------------   -------------
                                                                   (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents             $           -  $      68,956  $      60,383  $           -   $     129,339
   Investment securities
     available-for-sale                              -        221,850              -              -         221,850
   Trade accounts receivable, net                    -         75,590         43,312              -         118,902
   Due from subsidiaries and affiliates              -         49,168              -        (49,168)              -
   Sales-type lease receivables                      -          3,967          3,738              -           7,705
   Inventories                                       -         52,697         29,943         (5,856)         76,784
   Deferred income taxes                             -         30,254          4,142              -          34,396
   Other current assets                              -          5,481         18,945              -          24,426
                                         -------------  -------------  -------------  -------------   -------------
     Total Current Assets                            -        507,963        160,463        (55,024)        613,402

Systems, Equipment and Other
   Assets Relating to Contracts, net                 -        518,976         80,111         (7,725)        591,362
Investment in Subsidiaries and
   Affiliates                                  562,289        162,788              -       (725,077)              -
Goodwill, net                                        -        115,965         72,647              -         188,612
Property, Plant and Equipment, net                   -         28,543         29,033              -          57,576
Intangible Assets, net                               -         21,850          6,381              -          28,231
Refundable Performance Deposit                       -              -         20,000              -          20,000
Sales-Type Lease Receivables                         -          8,125          9,528              -          17,653
Other Assets                                         -         20,822         21,473              -          42,295
                                         -------------  -------------  -------------  -------------   -------------
   Total Assets                          $     562,289  $   1,385,032  $     399,636  $    (787,826)  $   1,559,131
                                         =============  =============  =============  =============   =============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                      $           -  $      54,967  $      25,037  $           -   $      80,004
   Due to subsidiaries and affiliates                -              -         49,168        (49,168)              -
   Accrued expenses                                  -         32,041         15,387              -          47,428
   Employee compensation                             -         29,256          4,725              -          33,981
   Advance payments from customers                   -         45,648         58,480              -         104,128
   Deferred revenue and advance
    billings                                         -          8,282          6,177              -          14,459
   Income taxes payable                              -          4,419          7,975              -          12,394
   Taxes other than income taxes                     -          8,643         10,816              -          19,459
   Current portion of long-term debt                 -        100,886          5,433              -         106,319
                                         -------------  -------------  -------------  -------------   -------------
     Total Current Liabilities                       -        284,142        183,198        (49,168)        418,172

Long-Term Debt, less current portion                 -        430,652         32,563              -         463,215
Other Liabilities                                    -         36,526         17,210              -          53,736
Deferred Income Taxes                                -         57,842          3,877              -          61,719
Shareholders' Equity                           562,289        575,870        162,788       (738,658)        562,289
                                         -------------  -------------  -------------  -------------   -------------
     Total Liabilities and
       Shareholders' Equity              $     562,289  $   1,385,032  $     399,636  $    (787,826)  $   1,559,131
                                         =============  =============  =============  =============   =============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets
February 22, 2003

                                            Parent       Guarantor     Non-Guarantor   Eliminating
                                            Company     Subsidiaries   Subsidiaries      Entries     Consolidated
                                         -------------  -------------  -------------  -------------  -------------
                                                                  (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents             $           -  $      88,739  $      27,435  $           -  $     116,174
   Trade accounts receivable, net                    -         69,185         38,481              -        107,666
   Due from subsidiaries and affiliates              -         58,657              -        (58,657)             -
   Sales-type lease receivables                      -          1,795          2,605              -          4,400
   Inventories                                       -         62,011         35,563        (25,287)        72,287
   Deferred income taxes                             -         27,581          1,829              -         29,410
   Other current assets                              -          8,597         10,063              -         18,660
                                         -------------  -------------  -------------  -------------  -------------
     Total Current Assets                            -        316,565        115,976        (83,944)       348,597

Systems, Equipment and Other
   Assets Relating to Contracts, net                 -        347,172         73,886        (10,147)       410,911
Investment in Subsidiaries and
   Affiliates                                  315,566         81,570              -       (397,136)             -
Goodwill, net                                        -         70,605         44,893              -        115,498
Property, Plant and Equipment, net                   -         24,510              -              -         24,510
Intangible Assets, net                               -          1,122          1,068              -          2,190
Sales-Type Lease Receivables                         -            483         10,371              -         10,854
Deferred Income Taxes                                -        (10,856)        15,122              -          4,266
Other Assets                                         -         31,456          5,913              -         37,369
                                         -------------  -------------  -------------  -------------  -------------
     Total Assets                        $     315,566  $     862,627  $     267,229  $    (491,227) $     954,195
                                         =============  =============  =============  =============  =============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                      $           -  $      63,580  $      10,462  $           -  $      74,042
   Due to subsidiaries and affiliates                -              -         58,657        (58,657)             -
   Accrued expenses                                  -         34,601         16,599              -         51,200
   Employee compensation                             -         33,290          4,204              -         37,494
   Advance payments from customers                   -         14,554         37,888              -         52,442
   Deferred revenue and advance
     billings                                        -          9,722          7,542              -         17,264
   Income taxes payable                              -         42,841         11,202              -         54,043
   Taxes other than income taxes                     -          7,402          8,618              -         16,020
   Short term borrowings                             -              -          2,616              -          2,616
   Current portion of long-term debt                 -          3,524          3,468              -          6,992
                                         -------------  -------------  -------------  -------------  -------------
     Total Current Liabilities                       -        209,514        161,256        (58,657)       312,113

Long-Term Debt, less current
   portion                                           -        281,197          5,891              -        287,088
Other Liabilities                                    -         20,916         18,512              -         39,428
Shareholders' Equity                           315,566        351,000         81,570       (432,570)       315,566
                                         -------------  -------------  -------------  -------------  -------------
     Total Liabilities and
       Shareholders' Equity              $     315,566  $     862,627  $     267,229  $    (491,227) $     954,195
                                         =============  =============  =============  =============  =============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 28, 2004

                                             Parent        Guarantor   Non-Guarantor   Eliminating
                                            Company      Subsidiaries  Subsidiaries      Entries      Consolidated
                                         -------------  -------------  -------------  -------------   -------------
                                                                   (Dollars in thousands)
Revenues:
   Services                              $           -  $     684,299  $     273,172  $           -   $     957,471
   Sales of products                                 -         40,643         53,216              -          93,859
   Intercompany sales and fees                       -        101,932         47,881       (149,813)              -
                                         -------------  -------------  -------------  -------------   -------------
                                                     -        826,874        374,269       (149,813)      1,051,330
Costs and expenses:
   Costs of services                                 -        372,109        169,451         (3,721)        537,839
   Costs of sales                                    -         21,433         37,856            (63)         59,226
   Intercompany cost of sales and fees               -        100,111         20,865       (120,976)              -
                                         -------------  -------------  -------------  -------------   -------------
                                                     -        493,653        228,172       (124,760)        597,065
                                         -------------  -------------  -------------  -------------   -------------

Gross profit                                         -        333,221        146,097        (25,053)        454,265

Selling, general & administrative                    -         75,213         33,879              -         109,092
Research and development                             -         39,530         17,788              -          57,318
                                         -------------  -------------  -------------  -------------   -------------
     Operating expenses                              -        114,743         51,667              -         166,410
                                         -------------  -------------  -------------  -------------   -------------

Operating income                                     -        218,478         94,430        (25,053)        287,855

Other income (expense):
     Interest income                                 -          1,882          3,851              -           5,733
     Equity in earnings of
       unconsolidated affiliates                     -          2,038          4,198              -           6,236
     Equity in earnings of
       consolidated affiliates                 183,200         61,334              -       (244,534)              -
     Other income (expense)                          -          5,817         (3,928)             -           1,889
     Interest expense                                -         (9,724)        (1,195)             -         (10,919)
                                         -------------  -------------  -------------  -------------   -------------

Income before income taxes                     183,200        279,825         97,356       (269,587)        290,794

Income taxes                                         -        103,535         36,022        (31,963)        107,594
                                         -------------  -------------  -------------  -------------   -------------

Net income                               $     183,200  $     176,290  $      61,334  $    (237,624)  $     183,200
                                         =============  =============  =============  =============   =============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 22, 2003

                                             Parent       Guarantor    Non-Guarantor   Eliminating
                                            Company     Subsidiaries   Subsidiaries      Entries     Consolidated
                                         -------------  -------------  -------------  -------------  -------------
                                                                  (Dollars in thousands)
Revenues:
   Services                              $           -  $     658,815  $     210,081  $           -  $     868,896
   Sales of products                                 -         58,310         51,584              -        109,894
   Intercompany sales and fees                       -         96,058         58,756       (154,814)             -
                                         -------------  -------------  -------------  -------------  -------------
                                                     -        813,183        320,421       (154,814)       978,790
Costs and expenses:
   Costs of services                                 -        383,256        177,663        (25,878)       535,041
   Costs of sales                                    -         49,578         29,799           (434)        78,943
   Intercompany cost of sales
     and fees                                        -         65,446         21,671        (87,117)             -
                                         -------------  -------------  -------------  -------------  -------------
                                                     -        498,280        229,133       (113,429)       613,984
                                         -------------  -------------  -------------  -------------  -------------

Gross profit                                         -        314,903         91,288        (41,385)       364,806

Selling, general & administrative                    -         70,434         25,696              -         96,130
Research and development                             -         31,391         11,461              -         42,852
Special charge (credit)                              -         (1,121)             -              -         (1,121)
                                         -------------  -------------  -------------  -------------  -------------
     Operating expenses                              -        100,704         37,157              -        137,861
                                         -------------  -------------  -------------  -------------  -------------

Operating income                                     -        214,199         54,131        (41,385)       226,945

Other income (expense):
     Interest income                                 -          1,597          2,240              -          3,837
     Equity in earnings of
       unconsolidated affiliates                     -          3,499          3,877              -          7,376
     Equity in earnings of
       consolidated affiliates                 142,021         40,991              -       (183,012)             -
     Other income (expense)                          -         (5,930)         8,105              -          2,175
     Interest expense                                -         (9,028)        (2,239)             -        (11,267)
                                         -------------  -------------  -------------  -------------  -------------

Income before income taxes                     142,021        245,328         66,114       (224,397)       229,066

Income taxes                                         -         93,225         25,123        (31,303)        87,045
                                         -------------  -------------  -------------  -------------  -------------

Net income                               $     142,021  $     152,103  $      40,991  $    (193,094)  $    142,021
                                         =============  =============  =============  =============  =============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 23, 2002

                                            Parent       Guarantor     Non-Guarantor   Eliminating
                                            Company     Subsidiaries   Subsidiaries      Entries     Consolidated
                                         -------------  -------------  -------------  -------------  -------------
                                                                  (Dollars in thousands)
Revenues:
   Services                              $           -  $     634,014  $     197,773  $           -  $     831,787
   Sales of products                                 -        141,772         36,142              -        177,914
   Intercompany sales and fees                       -        169,234         86,762       (255,996)             -
                                         -------------  -------------  -------------  -------------  -------------
                                                     -        945,020        320,677       (255,996)     1,009,701
Costs and expenses:
   Costs of services                                 -        395,602        200,880        (10,174)       586,308
   Costs of sales                                    -        117,017         20,450         (1,015)       136,452
   Intercompany cost of sales
     and fees                                        -        102,334         36,051       (138,385)             -
                                         -------------  -------------  -------------  -------------  -------------
                                                     -        614,953        257,381       (149,574)       722,760
                                         -------------  -------------  -------------  -------------  -------------

Gross profit                                         -        330,067         63,296       (106,422)       286,941

Selling, general & administrative                    -         86,635         26,128              -        112,763
Research and development                             -         25,943          7,836              -         33,779
Goodwill amortization                                -          2,529          3,520              -          6,049
                                         -------------  -------------  -------------  -------------  -------------
     Operating expenses                              -        115,107         37,484              -        152,591
                                         -------------  -------------  -------------  -------------  -------------

Operating income                                     -        214,960         25,812       (106,422)       134,350

Other income (expense):
     Interest income                                 -          2,222          3,228              -          5,450
     Equity in earnings of
       unconsolidated affiliates                     -          1,174          2,785              -          3,959
     Equity in earnings of
       consolidated affiliates                  68,026         22,670              -        (90,696)             -
     Other income (expense)                          -        (18,090)         6,927              -        (11,163)
     Interest expense                                -        (20,691)        (2,185)             -        (22,876)
                                         -------------  -------------  -------------  -------------  -------------

Income before income taxes                      68,026        202,245         36,567       (197,118)       109,720

Income taxes                                         -         76,853         13,897        (49,056)        41,694
                                         -------------  -------------  -------------  -------------  -------------

Net income                               $      68,026  $     125,392  $      22,670  $    (148,062) $      68,026
                                         =============  =============  =============  =============  =============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 28, 2004

                                            Parent        Guarantor    Non-Guarantor   Eliminating
                                            Company     Subsidiaries   Subsidiaries      Entries     Consolidated
                                         -------------  -------------  -------------  -------------  -------------
                                                                  (Dollars in thousands)
Net cash provided by operating
   activities                            $           -  $     338,912  $      76,286  $        (862) $     414,336

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                       -       (252,273)       (16,599)           862       (268,010)
   Purchases of available-for-sale
     investment securities                           -       (242,050)             -              -       (242,050)
   Acquisitions (net of cash acquired)               -        (40,691)       (33,751)             -        (74,442)
   Refundable performance deposit                    -              -        (20,000)             -        (20,000)
   Purchases of property, plant and
     equipment                                       -        (12,772)             -              -        (12,772)
   License fee                                       -        (12,500)             -              -        (12,500)
   Investments in and advances to
     unconsolidated affiliates                       -         (1,185)        (1,700)             -         (2,885)
   Maturities and sales of
     available-for-sale investment
     securities                                      -         20,200              -              -         20,200
                                         -------------  -------------  -------------  -------------  -------------
Net cash used for investing activities               -       (541,271)       (72,050)           862       (612,459)

Financing Activities
   Net proceeds from issuance of
     long-term debt                                  -        251,006          1,582              -        252,588
   Principal payments on long-term
     debt                                            -        (27,759)        (5,534)             -        (33,293)
   Proceeds from stock options                  23,943              -              -              -         23,943
   Dividends paid                              (29,977)             -              -              -        (29,977)
   Debt issuance costs                               -         (2,125)             -              -         (2,125)
   Intercompany capital transactions             4,959        (38,710)        33,751              -              -
   Other                                         1,075              -         (5,274)             -         (4,199)
                                         -------------  -------------  -------------  -------------  -------------
Net cash provided by financing
     activities                                      -        182,412         24,525              -        206,937

Effect of exchange rate changes
     on cash                                         -            164          4,187              -          4,351
                                         -------------  -------------  -------------  -------------  -------------
Increase (decrease) in cash and
     cash equivalents                                -        (19,783)        32,948              -         13,165
Cash and cash equivalents at
     beginning of year                               -         88,739         27,435              -        116,174
                                         -------------  -------------  -------------  -------------  -------------
Cash and cash equivalents at end
     of year                             $           -  $      68,956  $      60,383  $           -  $     129,339
                                         =============  =============  =============  =============  =============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 22, 2003

                                            Parent        Guarantor    Non-Guarantor   Eliminating
                                            Company     Subsidiaries   Subsidiaries      Entries     Consolidated
                                         -------------  -------------  -------------  -------------  -------------
                                                                  (Dollars in thousands)
Net cash provided by operating
   activities                            $           -  $     294,549  $      39,497  $      (1,790) $     332,256

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                       -       (135,465)       (21,881)         1,790       (155,556)
   Proceeds from sale of investments                 -          2,560              -              -          2,560
   Purchases of property, plant and
     equipment                                       -         (5,612)             -              -         (5,612)
                                         -------------  -------------  -------------  -------------  -------------
Net cash used for investing
     activities                                      -       (138,517)       (21,881)         1,790       (158,608)

Financing Activities
   Principal payments on long-term
     debt                                            -        (43,571)        (3,845)             -        (47,416)
   Purchases of treasury stock                 (64,032)             -              -              -        (64,032)
   Proceeds from stock options                  16,867              -              -              -         16,867
   Intercompany capital transactions            46,282        (46,282)             -              -              -
   Tender premiums and
     prepayment fees                                 -         (3,434)             -              -         (3,434)
   Debt issuance costs                               -           (120)             -              -           (120)
   Other                                           883              -          1,059              -          1,942
                                         -------------  -------------  -------------  -------------  -------------
Net cash used for financing
     activities                                      -        (93,407)        (2,786)             -        (96,193)

Effect of exchange rate changes
     on cash                                         -            249          3,375              -          3,624
                                         -------------  -------------  -------------  -------------  -------------
Increase in cash and
     cash equivalents                                -         62,874         18,205              -         81,079
Cash and cash equivalents at
     beginning of year                               -         25,865          9,230              -         35,095
                                         -------------  -------------  -------------  -------------  -------------
Cash and cash equivalents at end
     of year                             $           -  $      88,739  $      27,435  $           -  $     116,174
                                         =============  =============  =============  =============  =============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 23, 2002

                                            Parent        Guarantor    Non-Guarantor   Eliminating
                                            Company      Subsidiaries  Subsidiaries      Entries     Consolidated
                                         -------------  -------------  -------------  -------------  -------------
                                                                  (Dollars in thousands)
Net cash provided by operating
   activities                            $           -  $     303,564  $      58,073  $     (16,407) $     345,230

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                       -       (132,610)       (60,308)        16,407       (176,511)
   Acquisitions (net of cash acquired)               -              -           (552)             -           (552)
   Proceeds from the sale of majority
     interest in a subsidiary                        -         10,000              -              -         10,000
   Proceeds from sale of investments                 -              -          2,098              -          2,098
   Cash received from affiliates                     -          3,786              -              -          3,786
   Purchase of property, plant and
     equipment                                       -         (4,822)             -              -         (4,822)
   Other                                             -          1,360            (85)             -          1,275
                                         -------------  -------------  -------------  -------------  -------------
Net cash used for investing activities               -       (122,286)       (58,847)        16,407       (164,726)

Financing Activities
   Net proceeds from issuance of
     long-term debt                                  -        353,000          6,810              -        359,810
   Principal payments on long-term
     debt                                            -       (347,573)        (1,557)             -       (349,130)
   Purchases of treasury stock                (219,322)             -              -              -       (219,322)
   Proceeds from stock options                  44,814              -              -              -         44,814
   Intercompany capital transactions           172,788       (172,788)             -              -              -
   Tender premiums and
     prepayment fees                                 -        (17,930)             -              -        (17,930)
   Debt issuance costs                               -         (6,539)             -              -         (6,539)
   Other                                         1,720              -         (1,764)             -            (44)
                                         -------------  -------------  -------------  -------------  -------------
Net cash provided by (used for)
     financing activities                            -       (191,830)         3,489              -       (188,341)

Effect of exchange rate changes
     on cash                                         -           (651)        (3,365)             -         (4,016)
                                         -------------  -------------  -------------  -------------  -------------
Decrease in cash and
     cash equivalents                                -        (11,203)          (650)             -        (11,853)
Cash and cash equivalents at
     beginning of year                               -         37,068          9,880              -         46,948
                                         -------------  -------------  -------------  -------------  -------------
Cash and cash equivalents at end
   of year                               $           -  $      25,865  $       9,230  $           -  $      35,095
                                         =============  =============  =============  =============  =============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2004 and 2003:

                                                   First        Second          Third         Fourth
                                                  Quarter       Quarter        Quarter        Quarter
                                              -------------  -------------  -------------  -------------
                                                   (Dollars in thousands, except per share amounts)
Fiscal year ended February 28, 2004:
      Service revenues                        $     223,538  $     238,019  $     231,225  $     264,689
      Sales of products                              16,047         39,228         23,697         14,887
      Gross profit                                  104,159        115,632        109,837        124,637
      Net income                                     41,026         48,476         45,867         47,831

      Basic earnings per share                $         .72  $         .84  $         .78  $         .81
      Diluted earnings per share                        .68            .74            .69            .72

Fiscal year ended February 22, 2003:
      Service revenues                        $     223,735  $     211,600  $     207,784  $     225,777
      Sales of products                               7,677          9,358         48,682         44,177
      Gross profit                                   78,230         89,907         88,274        108,395
      Net income                                     29,041         38,207         32,831         41,942

      Basic earnings per share                $         .50  $         .67  $         .58  $         .74
      Diluted earnings per share                        .49            .66            .57            .72

We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February. Fiscal 2004 was a 53-week year and we included the extra week in our fourth quarter ending February 28, 2004. Fiscal 2003 was a 52-week year.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly diluted earnings per share in fiscal 2004 and 2003 does not equal the total computed for those years.

During the third quarter of fiscal 2004, we recorded a pre-tax gain of $5.3 million in connection with the consolidation of our 50% limited partnership interest in West Greenwich Technology Associates, L.P., which is included in Other Income (Expense) in our Consolidated Income Statements. Refer to Note 16 for detailed disclosures.

During the third quarter of fiscal 2003, we recorded net charges of $2.3 million in connection with the retirement of $40 million of Senior Notes, which is included in Other Income (Expense) in our Consolidated Income Statements.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of the end of the fiscal year covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives. In the fourth quarter of fiscal 2004, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions have been taken with regard to significant deficiencies or material weaknesses in such controls.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Part III (Item 10 - "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 - "Executive Compensation,"
Item 12 - "Security Ownership of Certain Beneficial Owners and Management", Item 13 - "Certain Relationships and Related Transactions" and Item 14 - "Principal Accountant Fees and Services") of Form 10-K is incorporated herein by reference to Holdings' definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held in August 2004, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

(1) FINANCIAL STATEMENTS:

                                                                         Page(s)
Report of Ernst & Young LLP, Independent Auditors                          71

The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at
         February 28, 2004 and February 22, 2003                           72

Consolidated Income Statements
         Fiscal year ended February 28, 2004,
         Fiscal year ended February 22, 2003, and
         Fiscal year ended February 23, 2002                               73

Consolidated Statements of Cash Flows -
         Fiscal year ended February 28, 2004,
         Fiscal year ended February 22, 2003, and
         Fiscal year ended February 23, 2002                               74

Consolidated Statements of Shareholders' Equity--
         Fiscal year ended February 28, 2004,
         Fiscal year ended February 22, 2003, and
         Fiscal year ended February 23, 2002                               75

Notes to Consolidated Financial Statements                                 76

(2) FINANCIAL STATEMENT SCHEDULES TO GTECH HOLDINGS CORPORATION AND
SUBSIDIARIES:

Schedule II - Valuation and Qualifying Accounts                           136

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

4.4 Specimen Form of certificate of Common Stock (incorporated by reference to Exhibit 4.18 of the S-1 of Holdings, Registration No. 33-54236).

10.1 Agreement dated March 5, 2001 by and between Holdings and Howard S. Cohen (incorporated by reference to Exhibit 10.1 of Holdings' Form 10-K for the fiscal year ended February 24, 2001 (the "2001 10-K")).*

10.2 Amendment, dated March 28, 2001, to Agreement dated March 5, 2001, by and between Holdings and Howard S. Cohen (incorporated by reference to Exhibit 10.2 of Holdings' 2001 10-K).*

10.3 Amendment, dated May 4, 2001, to the Agreement, dated March 5, 2001, as amended, by and between Holdings and Howard S. Cohen. (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended May 26, 2001).*

10.4 Separation Agreement and Mutual Release, dated as of December 13, 2002, by and among Holdings, GTECH and Howard S. Cohen (incorporated by reference to Exhibit 10.4 of

         Holdings' 10-K for the fiscal year ended February 22, 2003, as originally filed on April 25, 2003 (the "Holdings' 2003 10-K)). *

10.5 Agreement, dated as of August 9, 2000, between Holdings and W. Bruce Turner (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

10.6 Amendment, dated as of June 1, 2001, to the Agreement, dated as of August 9, 2000 by and between Holdings and W. Bruce Turner (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended May 26, 2001).*

10.7 Agreement, dated as of August 6, 2002, among Holdings, GTECH and W. Bruce Turner (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the Quarterly Period ended August 24, 2002).*

+10.8 Separation Agreement and Release, dated as of August 21, 2003, by and among Holdings, the Company and Antonio Carlos Rocha.*

+10.9 Separation Agreement and Mutual Release, dated as of January 7, 2004, by and among Holdings, the Company and Larry Smith.*

10.10 Form of Agreement, relating to a potential change of control involving Holdings, entered into between Holdings and, respectively, certain members of senior management (incorporated by reference to Exhibit 10.5 of Holdings' 2000 10-K).*

10.11 List of signatories to Agreement relating to potential change of control involving Holdings and certain members of senior management, with the respective dates of such Agreements (incorporated by reference to Exhibit 10.9 of Holdings' 2003 10-K). *

10.12.1 GTECH Corporation Executive Perquisites Program (incorporated by reference to Exhibit 10.10 of Holdings' 2003 10-K). *

+10.12.2 Amendments to GTECH Executive Perquisites Program and Supplemental
         Retirement Plan.*

+10.13   List of participants in GTECH Corporation Executive Perquisites
         Program.*

10.14    Form of Executive Separation Agreement (incorporated by reference to
         Exhibit 10, 12 of Holidays' 2003 10-K).*

+10.15   Schedule of Recipients of Executive Separation Agreement.*

10.16 Supplemental Retirement Plan effective January 1, 1992 (incorporated by reference to Exhibit 10.8 of Holdings 2000 10-K).*

+10.17   List of Participants in Supplemental Retirement Plan.*

10.18 Contract for Lottery Operations and Services, dated October 10, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended November 24, 2001).

10.19 Amendment No. 1 to Contract for Lottery Operations and Services, dated October 18, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended November 24, 2001).

10.20 Agreement between Caixa Economica Federal and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Ltda.) dated May 26, 2000, respecting the provision of goods and services for the Brazil National Lottery (incorporated by reference to Exhibit 10.12 of Holdings' 2000 10-K).

10.21 Amendment to Agreement between Caixa Economica Federal and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Ltda.) (incorporated by reference to Exhibit 10.21 of Holdings' 2001 10-K).

10.22 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated September 14, 2001 (incorporated by reference to Exhibit 10.20 of Holdings' 2003 10-K).

10.23 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated July 1, 2002 (incorporated by reference to Exhibit 10.21 of Holdings' 2003 10-K).

10.24 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated January 14, 2003 (incorporated by reference to Exhibit 10.22 of Holdings' 2003 10-K).

10.25 Fifth Amendment to Agreement between CEF and GTECH Brasil Ltda., dated April 8, 2003 (incorporated by reference to Exhibit 10.23 of Holdings' 2003 10-K).

10.26 Master Contract, dated as of May 12, 2003, by and between the Company and the Rhode Island Lottery (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended May 24, 2003).

10.27 Participation Agreement, dated as of December 14, 2001, by and among GTECH, West Greenwich Technology Associates, L.P., Key Corporate Capital Inc., Post Office Square Funding Inc., Credit Lyonnais New York Branch, The Bank of Nova Scotia, and the Lenders described therein (incorporated by reference to Exhibit 10.24 of Holdings' 2002 10-K).

10.28 Second Amended and Restated Indenture of Lease, dated as of December 14, 2001, by and between West Greenwich Technology Associates, L.P., and GTECH (incorporated by reference to Exhibit 10.25 of Holdings' 2002 10-K).

10.29 1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.30 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.31 First Amendment to the 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.27 of Holdings' 2001 10-K).*

10.32 1997 Stock Option Plan (incorporated herein by reference to the Appendix of Holdings' 1997 Notice of Annual Meeting and Proxy Statement).*

10.33 Amendment to 1997 Stock Option Plan dated April 2, 2002 (incorporated by reference to Exhibit 10.32 of Holdings' 2002 10-K).*

10.34 Holdings' 1998 Non-Employee Directors' Stock Election Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Holdings, Registration Number 333-5781).

10.35 Income Deferral Plan - 1998, as amended and restated (incorporated by reference to Exhibit 10.32 of Holdings' 2003 10-K).*

10.36 Holdings' 1998 Employee Stock Purchase Plan, as amended and restated as of November 1, 2001 (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended November 24, 2001).*

10.37 1999 Non-Employee Directors' Stock Option Plan (incorporated by reference to the Appendix of Holdings' 1999 Notice of Annual Meeting and Proxy Statement).*

10.38 First Amendment to the 1999 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.32 of the Holdings' 2001 10-K).*

10.39 Trust Agreement, dated December 18, 1998, by and between Holdings and The Bank of New York, as Trustee, respecting the Income Deferral Plan - 1998 (incorporated by reference to Exhibit 10.1 of the Holdings' 10-Q for the quarterly period ended November 28, 1998).*

10.40 Holdings' 2000 Restricted Stock Plan and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

10.41 Holdings' 2000 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings' Proxy Statement filed on September 22, 2000).*

10.42 Holdings' 2002 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings' Proxy Statement filed on June 21, 2002).*

10.43    Holdings' Management Stock Bonus Program (incorporated by reference to
         Exhibit 10.40 of Holdings' 2003 10-K).*

10.44 Senior Staff Officer Stock Ownership Plan, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 24, 2003).

+10.45 OEM Purchase Agreement by and between GTECH and Trans Act Technologies Incorporated, dated July 2, 2002.

+10.46 OEM Purchase Agreement by and between GTECH and Tokyo Magnetic Printing Co. Ltd, dated July 9, 1999.

+10.47 OEM Purchase Agreement by and between GTECH and BCM Advanced Research, dated December 11, 2002.

+12.1    Computation of Ratio of Earnings to Fixed Charges.

14.1 The Company's Code of Conduct applicable to, among others, its Chief Executive Officer, Chief Financial and principal accounting officer(incorporated by reference to Exhibit 14.1 of Holdings' 2003 10-K).

+21.1    Subsidiaries of the Company.

+23.1    Consent of Ernst & Young, LLP.

+31.1 Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company.

+31.2 Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company.

+32.1 Certification, Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
         W. Bruce Turner, President and Chief Executive Officer of the Company.

+32.2 Certification, Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company.

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

(b) Reports on Form 8-K:

The Company filed the following report with the Securities and Exchange Commission on Form 8-K during the last quarter of the fiscal year covered by this report:

         (i) The Company filed a report on Form 8-K on December 16, 2003 incorporating by reference: (A) a press release issued by GTECH on December 16, 2003 announcing its fiscal 2004 third quarter results and updating guidance for fiscal 2004, (B) the scripts for the Company's fiscal 2004 third quarter earnings conference call held on December 16, 2003, and (C) the slide presentation accompanying the Company's fiscal 2004 third quarter earnings conference call held on December 16, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on May 12, 2004.

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

           SIGNATURE                                           TITLE                                DATE
---------------------------------        ---------------------------------------------------   --------------
/s/ W. Bruce Turner
_________________________________        Chief Executive Officer (principal executive          May 12, 2004
W. Bruce Turner                          officer) and Director


/s/ Jaymin B. Patel
_________________________________        Senior Vice President & Chief Financial Officer       May 12, 2004
Jaymin B. Patel                          (principal financial officer)


/s/ Robert J. Plourde
_________________________________        Vice President, Chief Accounting Officer and          May 12, 2004
Robert J. Plourde                        Corporate Controller (principal accounting officer)


/s/ Robert M. Dewey, Jr.
_________________________________        Director, Chairman of the Board                       May 12, 2004
Robert M. Dewey, Jr.


/s/ Christine M. Cournoyer
_________________________________        Director                                              May 12, 2004
Christine M. Cournoyer

           SIGNATURE                                           TITLE                                DATE
---------------------------------        ---------------------------------------------------   --------------

/s/ Burnett W. Donoho
_________________________________        Director                                              May 12, 2004
Burnett W. Donoho


/s/ Sir Jeremy Hanley
_________________________________        Director                                              May 12, 2004
The Rt. Hon.
Sir Jeremy Hanley KCMG


_________________________________        Director                                              May 12, 2004
Philip R. Lochner, Jr.


/s/ James F. McCann
_________________________________        Director                                              May 12, 2004
James F. McCann


/s/ Anthony Ruys
_________________________________        Director                                              May 12, 2004
Anthony Ruys

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------
                    COLUMN A                     COLUMN B             COLUMN C               COLUMN D        COLUMN E
----------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                            -------------------------
                                                Balance at     Charged     Charged to                       Balance at
                                                beginning     to costs       other                           end of
                 Description                     of year    and expenses    accounts        Deductions         year
----------------------------------------------  ----------  ------------   ----------      -----------      ----------
                                                                    (Dollars in thousands)
Valuation accounts deducted from assets to
 which they apply:
 Allowances for doubtful accounts               $   18,508  $        227   $      944 (a)  $  (14,269) (d)  $    5,410
 Allowances for liquidated damages                   2,127         5,237          721          (2,802) (e)       5,283
 Inventory allowances                               14,561          (379)       6,349 (b)     (12,411) (f)       8,120
 Sales-type lease allowances                         1,060        (1,072)           -              12                -
 Other                                               1,300             -        1,200 (c)         (26)           2,474
                                                ----------  ------------   ----------      ----------       ----------
     Total Fiscal Year Ended February 28, 2004  $   37,556  $      4,013   $    9,214      $  (29,496)      $   21,287
                                                ==========  ============   ==========      ==========       ==========

 Allowances for doubtful accounts               $   18,773  $         58   $    5,528 (a)  $   (5,851) (d)  $   18,508
 Allowances for liquidated damages                   1,614         4,587          807          (4,881) (e)       2,127
 Inventory allowances                               14,225         1,833            -          (1,497) (f)      14,561
 Sales-type lease allowances                         4,098          (566)          39          (2,511) (d)       1,060
 Other                                                 607           621        2,472 (c)      (2,400) (e)       1,300
                                                ----------  ------------   ----------      ----------       ----------
     Total Fiscal Year Ended February 22, 2003  $   39,317  $      6,533   $    8,846      $  (17,140)      $   37,556
                                                ==========  ============   ==========      ==========       ==========

 Allowances for doubtful accounts               $    3,534  $      3,898   $   13,778 (a)  $   (2,437) (d)  $   18,773
 Allowances for liquidated damages                   3,839         1,397            -          (3,622) (e)       1,614
 Inventory allowances                                6,721         9,839            -          (2,335) (f)      14,225
 Sales-type lease allowances                             -         4,098            -               -            4,098
 Other                                                   -           607            -               -              607
                                                ----------  ------------   ----------      ----------       ----------
     Total Fiscal Year Ended February 23, 2002  $   14,094  $     19,839   $   13,778      $   (8,394)      $   39,317
                                                ==========  ============   ==========      ==========       ==========

(a) Opening reserve balances associated with acquisitions or reserves for amounts billed to customers which were not recorded as revenues

(b) Opening reserve balances associated with acquisitions

(c) Reserves transferred from accrued expenses and/or other assets

(d) Write-offs and recoveries of previous write-offs

(e) Payments made directly to customers

(f) Disposal of obsolete material