Form 10-Q
period 2004-05-29
GTECH HOLDINGS CORP
filed 2004-07-02
CIK 857323

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 29, 2004

Commission file number  1-11250

                           GTECH Holdings Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                05-0450121
--------------------------------------       -----------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification
   incorporation or organization)                          Number)

55 Technology Way, West Greenwich, Rhode Island              02817
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (401) 392-1000

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

Yes [X]            No [ ]

At June 30, 2004, there were 59,007,693 shares of the registrant's Common Stock outstanding.

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                                                 Page
PART I.  FINANCIAL INFORMATION                                                                                  Number
------------------------------                                                                                 -------
Item 1.       Financial Statements

              Consolidated Balance Sheets                                                                          3

              Consolidated Income Statements                                                                       4

              Consolidated Statements of Cash Flows                                                                5

              Consolidated Statements of Shareholders' Equity                                                      6

              Notes to Consolidated Financial Statements                                                        7-20

Item 2.       Management's Discussion and Analysis of Financial Condition                                      21-32
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                          33

Item 4.       Controls and Procedures                                                                             33

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                34-35

Item 6.       Exhibits and Reports on Form 8-K                                                                    36

SIGNATURES                                                                                                        37

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                         (Unaudited)
                                                                                            May 29,    February 28,
                                                                                             2004         2004
                                                                                         -----------    -----------
                                                                                           (Dollars in thousands)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                               $    60,241    $   129,339
 Investment securities available-for-sale                                                     12,145        221,850
 Trade accounts receivable, net                                                              130,431        118,902
 Sales-type lease receivables                                                                  8,201          7,705
 Inventories                                                                                  97,368         76,784
 Deferred income taxes                                                                        32,314         34,396
 Other current assets                                                                         29,886         24,426
                                                                                         -----------    -----------
    TOTAL CURRENT ASSETS                                                                     370,586        613,402

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                               620,700        591,362

GOODWILL, net                                                                                312,676        188,612

PROPERTY, PLANT AND EQUIPMENT, net                                                            63,634         57,576

INTANGIBLE ASSETS, net                                                                        97,562         28,231

REFUNDABLE PERFORMANCE DEPOSIT                                                                20,000         20,000

SALES-TYPE LEASE RECEIVABLES                                                                  15,801         17,653

OTHER ASSETS                                                                                  38,540         42,295
                                                                                         -----------    -----------
    TOTAL ASSETS                                                                         $ 1,539,499    $ 1,559,131
                                                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                        $    75,808    $    80,004
 Accrued expenses                                                                             49,465         47,428
 Employee compensation                                                                        21,963         33,981
 Advance payments from customers                                                             127,238        104,128
 Deferred revenue and advance billings                                                        30,628         14,459
 Income taxes payable                                                                         21,395         12,394
 Taxes other than income taxes                                                                20,171         19,459
 Current portion of long-term debt                                                             5,816        106,319
                                                                                         -----------    -----------
    TOTAL CURRENT LIABILITIES                                                                352,484        418,172

LONG-TERM DEBT, less current portion                                                         453,463        463,215

OTHER LIABILITIES                                                                             55,898         53,736

DEFERRED INCOME TAXES                                                                         89,443         61,719

COMMITMENTS AND CONTINGENCIES                                                                      -              -

SHAREHOLDERS' EQUITY:
 Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued             -              -
 Common Stock, par value $.01 per share - 150,000,000 shares authorized,
  92,295,404 and 92,295,404 shares issued; 58,993,004 and 59,197,584 shares
  outstanding at May 29, 2004 and February 28, 2004, respectively                                923            923
 Additional paid-in capital                                                                  271,570        266,320
 Accumulated other comprehensive loss                                                        (71,836)       (70,508)
 Retained earnings                                                                           884,700        839,270
                                                                                         -----------    -----------
                                                                                           1,085,357      1,036,005
Less cost of 33,302,400 and 33,097,820 shares in treasury at
 May 29, 2004 and February 28, 2004, respectively                                           (497,146)      (473,716)
                                                                                         -----------    -----------
                                                                                             588,211        562,289
                                                                                         -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 1,539,499    $ 1,559,131
                                                                                         ===========    ===========

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                        (Unaudited)
                                                    Three Months Ended
                                                 -------------------------
                                                   May 29,       May 24,
                                                    2004          2003
                                                 ----------    -----------
                                                  (Dollars in thousands,
                                                 except per share amounts)
Revenues:
 Services                                        $  253,326    $   223,538
 Sales of products                                   26,879         16,047
                                                 ----------    -----------
                                                    280,205        239,585
Costs and expenses:
 Costs of services                                  147,293        126,797
 Costs of sales                                      15,917          8,629
                                                 ----------    -----------
                                                    163,210        135,426
                                                 ----------    -----------

Gross profit                                        116,995        104,159

Selling, general and administrative                  27,635         24,280
Research and development                             13,087         14,390
                                                 ----------    -----------
 Operating expenses                                  40,722         38,670
                                                 ----------    -----------

Operating income                                     76,273         65,489

Other income (expense):
 Interest income                                      1,335          1,188
 Equity in earnings of unconsolidated affiliates      1,306          1,929
 Other income (expense)                              10,525         (1,180)
 Interest expense                                    (4,336)        (2,306)
                                                 ----------    -----------
                                                      8,830           (369)
                                                 ----------    -----------

Income before income taxes                           85,103         65,120

Income taxes                                         31,488         24,094
                                                 ----------    -----------

Net income                                       $   53,615    $    41,026
                                                 ==========    ===========

Basic earnings per share                         $     0.90    $      0.72
                                                 ==========    ===========

Diluted earnings per share                       $     0.80    $      0.68
                                                 ==========    ===========

Weighted average shares outstanding - basic          59,312         56,904
                                                 ==========    ===========

Weighted average shares outstanding - diluted        67,489         60,228
                                                 ==========    ===========


Dividends per share - common stock               $     0.17    $         -
                                                 ==========    ===========

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     (Unaudited)
                                                                                 Three Months Ended
                                                                               ----------------------
                                                                                May 29,      May 24,
                                                                                 2004         2003
                                                                               ---------    ---------
                                                                               (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                     $  53,615    $  41,026
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                    33,379       25,692
  Intangibles amortization                                                         1,633          447
  Deferred income taxes benefit                                                    7,237            -
  Tax benefit related to stock award plans                                         5,250        4,415
  Net charge associated with the early retirement of debt                            751            -
  Gain on sale of investment                                                     (10,924)           -
  Equity in earnings of unconsolidated affiliates, net of dividends received        (494)        (959)
  Other                                                                            2,725        3,284
  Changes in operating assets and liabilities:
   Trade accounts receivable                                                      (6,417)      11,447
   Inventories                                                                   (10,340)     (12,426)
   Accounts payable                                                               (7,020)      (2,049)
   Employee compensation                                                         (13,802)     (17,438)
   Advance payments from customers                                                22,610       10,941
   Deferred revenue and advance billings                                          16,169        2,920
   Income taxes payable                                                            9,899       (2,799)
   Other assets and liabilities                                                   (7,823)      (1,532)
                                                                               ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         96,448       62,969

INVESTING ACTIVITIES
Acquisitions (net of cash acquired)                                             (193,018)           -
Purchases of systems, equipment and other assets relating to contracts           (53,932)     (58,663)
Purchases of available-for-sale investment securities                            (49,895)           -
Maturities and sales of available-for-sale investment securities                 259,600            -
Proceeds from sale of investment                                                  11,773            -
Other                                                                             (2,748)      (1,186)
                                                                               ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES                                           (28,220)     (59,849)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                           -        1,409
Principal payments on long-term debt                                             (91,239)        (866)
Purchases of treasury stock                                                      (28,275)           -
Redemption premium paid in connection with the early retirement of debt          (10,610)           -
Dividends paid                                                                   (10,103)           -
Proceeds from stock options                                                        3,508        8,406
Other                                                                                769          (52)
                                                                               ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                            (135,950)       8,897

Effect of exchange rate changes on cash                                           (1,376)       3,285
                                                                               ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (69,098)      15,302

Cash and cash equivalents at beginning of period                                 129,339      116,174
                                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  60,241    $ 131,476
                                                                               =========    =========

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

                                                                                               Accumulated
                                                                                 Additional       Other
                                                    Outstanding       Common       Paid-in    Comprehensive    Retained
                                                      Shares          Stock        Capital        Loss         Earnings
                                                    -----------    -----------   -----------   -----------   ------------
                                                                            (Dollars in thousands)
Balance at February 28, 2004                         59,197,584    $       923   $   266,320  $    (70,508)  $    839,270

Comprehensive income:
 Net income                                                   -              -             -             -         53,615
 Other comprehensive income (loss), net of tax:
  Foreign currency translation                                -              -             -        (2,220)             -
  Unrecognized net gain on derivative instruments             -              -             -           894              -
  Unrealized loss on investments                              -              -             -            (2)             -

Comprehensive income
Treasury shares purchased                              (545,000)             -             -             -              -
Cash dividends on common stock ($0.17 per share)              -              -             -             -        (10,176)
Shares issued under employee stock purchase
 and stock award plans                                  113,595              -             -             -          1,711
Shares issued upon exercise of stock options            226,825              -             -             -            280
Tax benefits related to stock award plans                     -              -         5,250             -              -
                                                    -----------    -----------   -----------   -----------    -----------
Balance at May 29, 2004                              58,993,004    $       923   $   271,570   $   (71,836)   $   884,700
                                                    ===========    ===========   ===========   ===========    ===========

                                                     Treasury
                                                       Stock          Total
                                                    -----------    -----------
Balance at February 28, 2004                        $  (473,716)   $   562,289

Comprehensive income:
 Net income                                                   -         53,615
 Other comprehensive income (loss), net of tax:
  Foreign currency translation                                -         (2,220)
  Unrecognized net gain on derivative instruments             -            894
  Unrealized loss on investments                              -             (2)
                                                                   -----------
Comprehensive income                                                    52,287
Treasury shares purchased                               (28,275)       (28,275)
Cash dividends on common stock ($0.17 per share)              -        (10,176)
Shares issued under employee stock purchase
 and stock award plans                                    1,617          3,328
Shares issued upon exercise of stock options              3,228          3,508
Tax benefits related to stock award plans                     -          5,250
                                                    -----------    -----------
Balance at May 29, 2004                             $  (497,146)   $   588,211
                                                    ===========    ===========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE 1- ORGANIZATION, BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION
PLANS

ORGANIZATION

GTECH Holdings Corporation ("Holdings") is a global technology services company providing software, networks and professional services that power high-performance solutions. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 45 countries worldwide and we have a growing presence in commercial gaming technology and financial services transaction processing. We have a single operating and reportable business segment, the Transaction Processing segment. In these notes, the terms "Holdings," "Company," "we," "our," and "us" refer to GTECH Holdings Corporation and all subsidiaries included in the consolidated financial statements, unless otherwise specified. The accounting policies of the Transaction Processing segment are the same as those described in Note 1 - "Organization and Summary of Significant Accounting Policies" in our Consolidated Financial Statements and footnotes included in our fiscal 2004 Annual Report on Form 10-K. Management evaluates the performance of this segment based on operating income.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Holdings, the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 29, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 26, 2005. The balance sheet at February 28, 2004 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2004 Annual Report on Form 10-K.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

Our Consolidated Statements of Cash Flows presents the $10.6 million redemption premium we paid in connection with the early retirement of debt as a financing activity. Our Form 8-K filing on June 22, 2004 (incorporating by reference a press release we issued on June 22, 2004 announcing our fiscal 2005 first quarter results) included a consolidated statement of cash flows presenting this redemption premium as an operating activity.

STOCK-BASED COMPENSATION PLANS

We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock-based compensation plans and we have elected to continue to use the intrinsic value-based method to account for stock option grants. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock.

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

                                                                                          Three Months Ended
                                                                             ------------------------------------------
                                                                                   May 29,                 May 24,
                                                                                    2004                     2003
                                                                             ------------------       -----------------
                                                                                      (Dollars in thousands,
                                                                                     except per share amounts)
Net income, as reported                                                      $           53,615       $          41,026
Add: Stock-based compensation expense included in reported
    net income, net of related tax effects                                                  598                     420
Deduct: Total stock-based compensation expense determined under
    the fair value method for all awards, net of related tax effects                     (2,012)                 (1,897)
                                                                             ------------------       -----------------
Pro forma net income                                                         $           52,201       $          39,549
                                                                             ==================       =================
Basic earnings per share:
    As reported                                                              $              .90       $             .72
    Pro forma                                                                               .88                     .70
Diluted earnings per share:
    As reported                                                              $              .80       $             .68
    Pro forma                                                                               .78                     .66


NOTE 2 - BUSINESS ACQUISITIONS

SPIELO MANUFACTURING INCORPORATED

On April 30, 2004, we completed the acquisition of privately-held Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals ("VLT's") and related products and services to the global gaming industry, for an all-cash purchase price of approximately $150 million. In addition, we paid Spielo shareholders approximately $7 million out of a potential maximum earn-out amount of up to $35 million, which Spielo shareholders are entitled to receive in the 18 months following the closing, based upon Spielo achieving certain VLT installation objectives in New York. Approval of this transaction by our shareholders was not required.

LEEWARD ISLANDS LOTTERY HOLDING COMPANY INC.

On May 5, 2004, we completed the acquisition of privately-held Leeward Islands Lottery Holding Company Inc. ("LILHCo"), a lottery operating company headquartered on the Caribbean islands of Antigua and St. Croix, for an all-cash purchase price of approximately $40 million. Approval of this transaction by our shareholders was not required.

We have not finalized the evaluation and allocation of the purchase price for the Spielo and LILHCo acquisitions as the appraisals associated with the valuation of certain tangible and intangible assets are not yet complete. We do not believe the appraisals will materially modify the preliminary purchase price allocations.

These acquisitions are individually and in the aggregate, not material to our consolidated financial statements and accordingly, pro forma financial information has not been presented.

NOTE 3 - INVENTORIES

                                                                                    May 29,         February 28,
                                                                                     2004               2004
                                                                             ------------------  -----------------
                                                                                     (Dollars in thousands)
Inventories consist of:
       Raw materials                                                         $           23,437  $          14,540
       Work in progress                                                                  70,530             60,470
       Finished goods                                                                     3,401              1,774
                                                                             ------------------  -----------------
                                                                             $           97,368  $          76,784
                                                                             ==================  =================

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for using contract accounting. Work in progress at May 29, 2004 and February 28, 2004, includes approximately $65.4 million and $54.9 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $127.2 million and $104.1 million at May 29, 2004 and February 28, 2004, respectively.

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

A summary of product warranty activity, which is included in Accrued Expenses in our Consolidated Balance Sheets, is as follows (dollars in thousands):

Balance at February 28, 2004                                                 $              749
Opening reserve balance associated with acquisitions                                      1,126
Additional reserves                                                                          81
Charges incurred                                                                           (151)
Change in estimate                                                                         (300)
                                                                             ------------------
Balance at May 29, 2004                                                      $            1,505
                                                                             ==================

NOTE 5 - LONG-TERM DEBT

                                                                                   May 29,          February 28,
                                                                                    2004                2004
                                                                             ------------------  -----------------
                                                                                     (Dollars in thousands)
Long-term debt consists of:
       4.75% Senior Notes due October 2010                                   $          249,650  $         249,636
       1.75% Convertible Debentures due December 2021                                   175,000            175,000
       World Headquarters loan due January 2007                                          27,933             27,933
       Deferred interest rate swap gains due through October 2010                         1,272             12,009
       Fair value of interest rate swaps                                                 (3,800)             4,893
       7.87% Series B Guaranteed Senior Notes due May 2007                                    -             90,000
       Other, due through April 2006                                                      9,224             10,063
                                                                             ------------------  -----------------
                                                                                        459,279            569,534
       Less current portion                                                               5,816            106,319
                                                                             ------------------  -----------------
                                                                             $          453,463  $         463,215
                                                                             ==================  =================

We have a $300 million unsecured revolving credit facility expiring in June 2006 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at May 29, 2004 or February 28, 2004. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. At May 29, 2004, there was $291.5 million available for borrowing under the Credit Facility, after considering $8.5 million of letters of credit issued and outstanding.

In May 2004, GTECH repurchased the remaining $90.0 million of its 7.87% Series B Guaranteed Senior Notes due May 2007 (the "2007 Senior Notes"). The 2007 Senior Notes were unsecured and unsubordinated obligations of GTECH that were fully and unconditionally guaranteed by Holdings and certain of its subsidiaries. Interest was payable semi-annually in arrears on May 15 and November 15 of each year. In connection with this repurchase, we incurred a net charge of $0.8 million, principally comprised of a redemption premium net of deferred interest rate swap gains which was recorded in Other Income (Expense) in our Consolidated Income Statements.

Holders of our 1.75% Convertible Debentures due December 2021 ("Debentures") may require us to repurchase all or part of their Debentures on December 15, 2004, December 15, 2006, December 15, 2011 and December 15, 2016 at a price equal to 100% of the principal amount of the Debentures, plus accrued interest. We have classified the Debentures as long-term liabilities in our Consolidated Balance Sheets at May 29, 2004 and February 28, 2004 because we intend to borrow under our $300 million Credit Facility to refinance any amount holders of the Debentures require us to repurchase on December 15, 2004. Any amount borrowed under the Credit Facility is expected to remain outstanding for an uninterrupted period extending beyond one year from May 29, 2004.



NOTE 6 - COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

NOTE 7 - GUARANTEES AND INDEMNIFICATIONS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if the events set forth in the bond occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at May 29, 2004:

                                    Total potential
                                      commitments
                                    ---------------
                                     (in thousands)
Performance bonds                   $       214,528
Litigation bonds                              8,138
Financial guarantees                          4,609
All other bonds                               2,137
                                    ---------------
                                    $       229,412
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

In fiscal 2002, in order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, we guaranteed loans made to LTSC by an unrelated commercial lender. The loans have a maturity date of March 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC. At May 29, 2004, the principal amount of the loans was $5.3 million and our guarantee was $2.3 million.

We are recognizing 56% of our product sales to, and service revenue from, LTSC. The remaining 44% of product sales (and related cost) and service revenue, has been deferred as a result of our equity interest in LTSIC and related guarantee of LTSC's debt, respectively, and is included in Deferred Revenue and Advance Billings and Other Liabilities in our Consolidated Balance Sheets at May 29, 2004 and February 28, 2004. Product sale deferrals are being recognized ratably over the life of our contract with LTSC and service revenue deferrals are being recognized as the guaranteed debt is repaid. At May 29, 2004, deferred product gross profit and deferred service revenue totaled $3.2 million and $2.3 million, respectively.

TIMES SQUARED INCORPORATED

We guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") for which we received no monetary consideration. The amount outstanding under the lease at May 29, 2004, was $2.3 million. Our guarantee expires in December 2013. Times Squared is a nonprofit corporation established to provide, among other things, secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

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


NOTE 8 -- COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                                        Three Months Ended
                                                                             -------------------------------------
                                                                                   May 29,             May 24,
                                                                                    2004                2003
                                                                             ------------------  -----------------
                                                                                      (Dollars in thousands)
Net income                                                                   $           53,615  $          41,026
Other comprehensive income (loss), net of tax
   Foreign currency translation                                                          (2,220)             9,217
   Unrecognized net gain (loss) on derivative instruments                                   894             (5,048)
   Unrealized loss on investments                                                            (2)                 -
                                                                             ------------------  -----------------
Comprehensive income                                                         $           52,287  $          45,195
                                                                             ==================  =================


NOTE 9 - SALE OF INVESTMENT

At February 28, 2004, we held a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"), an entity that manages a racino for Harrington Raceway, Inc. ("Harrington"). On April 9, 2004, we sold our 50% interest in GED to Harrington for $11.8 million and recognized a gain of $10.9 million which was recorded in Other Income (Expense) in our Consolidated Income Statements.

NOTE 10 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                                                                       Three Months Ended
                                                                             -------------------------------------
                                                                                   May 29,           May 24,
                                                                                    2004              2003
                                                                             ------------------  -----------------
                                                                               (Dollars and shares in thousands,
                                                                                   except per share amounts)
Numerator:
    Net income (Numerator for basic earnings per share)                      $           53,615  $          41,026

    Effect of dilutive securities:
       Interest expense on 1.75% Convertible Debentures, net of tax                         529                142
                                                                             ------------------  -----------------
       Numerator for diluted earnings per share                              $           54,144  $          41,168
                                                                             ==================  =================

Denominator:
    Denominator for basic earnings per share - weighted-average shares                   59,312             56,904

    Effect of dilutive securities:
       1.75% Convertible Debentures                                                       6,364              1,690
       Employee stock options                                                             1,690              1,567
       Unvested restricted and stock bonus discount shares                                  123                 67
                                                                             ------------------  -----------------
         Dilutive potential common shares                                                 8,177              3,324

    Denominator for diluted earnings per share - adjusted
       weighted-average shares and assumed conversions                                   67,489             60,228
                                                                             ==================  =================

       Basic earnings per share                                              $              .90  $             .72
                                                                             ==================  =================

       Diluted earnings per share                                            $              .80  $             .68
                                                                             ==================  =================

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

The Debentures were convertible for all 64 trading days in the quarter ended May 29, 2004, and all 6.4 million shares were included in the computation of diluted earnings per share. For the quarter ended May 24, 2003, the debentures were convertible for 17 out of 64 trading days resulting in 1.7 million of the 6.4 million shares included in the computation of diluted earnings per share.

NOTE 11 - INCOME TAXES

Our effective income tax rate is greater than the statutory rate primarily due to state income taxes. The effective income tax rate is based upon expected income for the year, the composition of income or loss in different jurisdictions and related statutory tax rates, accruals for tax contingencies and the tax consequences or benefits from audits or the resolution of tax contingencies.


NOTE 12 - SUBSEQUENT EVENT

On June 17, 2004, our Board of Directors approved a 2-for-1 common stock split, payable in the form of a stock dividend, which entitles each shareholder of record on July 1, 2004 to receive one share of common stock for each outstanding share of common stock held on that date. The stock dividend will be distributed on July 30, 2004. All references to common shares and per share amounts herein are presented on a pre-split basis.

A June 25, 2004 ruling in a civil action initiated by federal attorneys with Brazil's Public Ministry will have the effect of materially reducing payments that we otherwise would receive over the remaining term of our lottery contract with Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, which expires in May 2005. This ruling has ordered that 30% of payments subsequent to the June 25, 2004 ruling due to GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") from CEF, be withheld and deposited in an account maintained by the Court (as further discussed in "Legal Proceedings - Brazilian Legal Proceedings" in Part II, Item 1 in this report).

Accordingly, we will not recognize service revenues for the payments that are withheld from GTECH Brazil, as realization of these amounts is not reasonably assured. In addition, the ruling ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition. As of May 29, 2004, GTECH Brazil assets approximated $25.0 million.

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

Condensed Consolidating Balance Sheets
May 29, 2004

                                                      Parent        Guarantor      Non-Guarantor    Eliminating
                                                     Company      Subsidiaries     Subsidiaries       Entries      Consolidated
                                                 ---------------  -------------   ---------------  -------------  --------------
                                                                          (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                     $             -  $      15,804   $        44,437  $           -  $       60,241
   Investment securities
     available-for-sale                                        -         12,145                 -              -          12,145
   Trade accounts receivable, net                              -         69,728            60,703              -         130,431
   Due from subsidiaries and affiliates                        -         46,143                 -        (46,143)              -
   Sales-type lease receivables                                -          3,857             4,344              -           8,201
   Inventories                                                 -         53,338            49,913         (5,883)         97,368
   Deferred income taxes                                       -         27,246             5,068              -          32,314
   Other current assets                                        -         11,814            18,072              -          29,886
                                                 ---------------  -------------   ---------------  -------------  --------------
     Total Current Assets                                      -        240,075           182,537        (52,026)        370,586

Systems, Equipment and Other
   Assets Relating to Contracts, net                           -        536,218            92,845         (8,363)        620,700
Investment in Subsidiaries and
   Affiliates                                            588,211        353,110                 -       (941,321)              -
Goodwill, net                                                  -        116,345           196,331              -         312,676
Property, Plant and Equipment, net                             -         28,292            35,342              -          63,634
Intangible Assets, net                                         -         21,255            76,307              -          97,562
Refundable Performance Deposit                                 -              -            20,000              -          20,000
Sales-Type Lease Receivables                                   -          7,020             8,781              -          15,801
Other Assets                                                   -         14,143            24,397              -          38,540
                                                 ---------------  -------------   ---------------  -------------  --------------
   Total Assets                                  $       588,211  $   1,316,458   $       636,540  $  (1,001,710) $    1,539,499
                                                 ===============  =============   ===============  ============== ==============


Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                              $             -  $      36,966   $        38,842  $           -  $       75,808
   Due to subsidiaries and affiliates                          -              -            46,143        (46,143)              -
   Accrued expenses                                            -         26,228            23,237              -          49,465
   Employee compensation                                       -         14,972             6,991              -          21,963
   Advance payments from customers                             -         68,937            58,301              -         127,238
   Deferred revenue and advance
     billings                                                  -         19,811            10,817              -          30,628
   Income taxes payable                                        -         15,361             6,034              -          21,395
   Taxes other than income taxes                               -          9,513            10,658              -          20,171
   Current portion of long-term debt                           -            198             5,618              -           5,816
                                                 ---------------  -------------   ---------------  -------------  --------------
     Total Current Liabilities                                 -        191,986           206,641        (46,143)        352,484
Long-Term Debt, less current
   portion                                                     -        421,923            31,540              -         453,463
Other Liabilities                                              -         39,500            16,398              -          55,898
Deferred Income Taxes                                          -         60,592            28,851              -          89,443
Shareholders' Equity                                     588,211        602,457           353,110       (955,567)        588,211
                                                 ---------------  -------------   ---------------  -------------- --------------
     Total Liabilities and
        Shareholders' Equity                     $       588,211  $   1,316,458   $       636,540  $  (1,001,710) $    1,539,499
                                                 ===============  =============   ===============  ============== ==============

Condensed Consolidating Balance Sheets
February 28, 2004

                                                     Parent         Guarantor      Non-Guarantor    Eliminating
                                                    Company       Subsidiaries      Subsidiaries      Entries      Consolidated
                                                 ---------------  -------------   ---------------  -------------  --------------
                                                                           (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                     $             -  $      68,956   $        60,383  $           -  $      129,339
   Investment securities
     available-for-sale                                        -        221,850                 -              -         221,850
   Trade accounts receivable, net                              -         75,590            43,312              -         118,902
   Due from subsidiaries and affiliates                        -         49,168                 -        (49,168)              -
   Sales-type lease receivables                                -          3,967             3,738              -           7,705
   Inventories                                                 -         52,697            29,943         (5,856)         76,784
   Deferred income taxes                                       -         30,254             4,142              -          34,396
   Other current assets                                        -          5,481            18,945              -          24,426
                                                 ---------------  -------------   ---------------  -------------  --------------
     Total Current Assets                                      -        507,963           160,463        (55,024)        613,402

Systems, Equipment and Other
   Assets Relating to Contracts, net                           -        518,976            80,111         (7,725)        591,362
Investment in Subsidiaries and
   Affiliates                                            562,289        162,788                 -       (725,077)              -
Goodwill, net                                                  -        115,965            72,647              -         188,612
Property, Plant and Equipment, net                             -         28,543            29,033              -          57,576
Intangible Assets, net                                         -         21,850             6,381              -          28,231
Refundable Performance Deposit                                 -              -            20,000              -          20,000
Sales-Type Lease Receivables                                   -          8,125             9,528              -          17,653
Other Assets                                                   -         20,822            21,473              -          42,295
                                                 ---------------  -------------   ---------------  -------------  --------------
   Total Assets                                  $       562,289  $   1,385,032   $       399,636  $    (787,826) $    1,559,131
                                                 ===============  =============   ===============  ============== ==============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                              $             -  $      54,967   $        25,037  $           -  $       80,004
   Due to subsidiaries and affiliates                          -              -            49,168        (49,168)              -
   Accrued expenses                                            -         32,041            15,387              -          47,428
   Employee compensation                                       -         29,256             4,725              -          33,981
   Advance payments from customers                             -         45,648            58,480              -         104,128
   Deferred revenue and advance
     billings                                                  -          8,282             6,177              -          14,459
   Income taxes payable                                        -          4,419             7,975              -          12,394
   Taxes other than income taxes                               -          8,643            10,816              -          19,459
   Current portion of long-term debt                           -        100,886             5,433              -         106,319
                                                 ---------------  -------------   ---------------  -------------- --------------
     Total Current Liabilities                                 -        284,142           183,198        (49,168)        418,172
Long-Term Debt, less current
   portion                                                     -        430,652            32,563              -         463,215
Other Liabilities                                              -         36,526            17,210              -          53,736
Deferred Income Taxes                                          -         57,842             3,877              -          61,719
Shareholders' Equity                                     562,289        575,870           162,788       (738,658)        562,289
                                                 ---------------  -------------   ---------------  -------------- --------------
     Total Liabilities and
        Shareholders' Equity                     $       562,289  $   1,385,032   $       399,636  $    (787,826) $    1,559,131
                                                 ===============  =============   ===============  ============== ==============

Condensed Consolidating Income Statements
Three Months Ended May 29, 2004

                                       Parent          Guarantor      Non-Guarantor    Eliminating
                                       Company        Subsidiaries    Subsidiaries       Entries      Consolidated
                                    ---------------  -------------   ---------------  -------------- --------------
                                                               (Dollars in thousands)
Revenues:
   Services                         $             -  $     178,663   $        74,663  $           -  $      253,326
   Sales of products                              -         18,444             8,435              -          26,879
   Intercompany sales and fees                    -         31,906            14,191        (46,097)              -
                                    ---------------  -------------   ---------------  -------------- --------------
                                                  -        229,013            97,289        (46,097)        280,205
Costs and expenses:
   Costs of services                              -        104,074            43,737           (518)        147,293
   Costs of sales                                 -         11,368             4,562            (13)         15,917
   Intercompany cost of sales
     and fees                                     -         23,696             4,291        (27,987)              -
                                    ---------------  -------------   ---------------  -------------- --------------
                                                  -        139,138            52,590        (28,518)        163,210
                                    ---------------  -------------   ---------------  -------------- --------------

Gross profit                                      -         89,875            44,699        (17,579)        116,995

Selling, general & administrative                 -         19,442             8,193              -          27,635
Research and development                          -          9,206             3,881              -          13,087
                                    ---------------  -------------   ---------------  -------------  --------------
     Operating expenses                           -         28,648            12,074              -          40,722
                                    ---------------  -------------   ---------------  -------------  --------------

Operating income                                  -         61,227            32,625        (17,579)         76,273

Other income (expense):
     Interest income                              -            613               722              -           1,335
     Equity in earnings of
       unconsolidated affiliates                  -          1,341               (35)             -           1,306
     Equity in earnings of
       consolidated affiliates               53,615         28,241                 -        (81,856)              -
     Other income (expense)                       -         (1,429)           11,954              -          10,525
     Interest expense                             -         (3,897)             (439)             -          (4,336)
                                    ---------------  -------------   ---------------  -------------  --------------

Income before income taxes                   53,615         86,096            44,827        (99,435)         85,103

Income taxes                                      -         31,856            16,586        (16,954)         31,488
                                    ---------------  -------------   ---------------  -------------- --------------

Net income                          $        53,615  $      54,240   $        28,241  $     (82,481) $       53,615
                                    ===============  =============   ===============  =============  ==============

NOTE 13 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended May 24, 2003

                                        Parent         Guarantor      Non-Guarantor     Eliminating
                                       Company        Subsidiaries     Subsidiaries       Entries     Consolidated
                                    ---------------  -------------   ---------------  -------------- --------------
                                                            (Dollars in thousands)
Revenues:
   Services                         $             -  $     166,303   $        57,235  $           -  $      223,538
   Sales of products                              -         11,616             4,431              -          16,047
   Intercompany sales and fees                    -         26,847            10,305        (37,152)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        204,766            71,971        (37,152)        239,585
Costs and expenses:
   Costs of services                              -         90,021            37,822         (1,046)        126,797
   Costs of sales                                 -          6,287             2,362            (20)          8,629
   Intercompany cost of sales
     and fees                                     -         15,970             4,646        (20,616)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        112,278            44,830        (21,682)        135,426
                                    ---------------  -------------   ---------------  -------------  --------------

Gross profit                                      -         92,488            27,141        (15,470)        104,159

Selling, general & administrative                 -         18,033             6,247              -          24,280
Research and development                          -         10,684             3,706              -          14,390
                                    ---------------  -------------   ---------------  -------------  --------------
     Operating expenses                           -         28,717             9,953              -          38,670
                                    ---------------  -------------   ---------------  -------------  --------------

Operating income                                  -         63,771            17,188        (15,470)         65,489

Other income (expense):
     Interest income                              -            359               829              -           1,188
     Equity in earnings of
       unconsolidated affiliates                  -          1,190               739              -           1,929
     Equity in earnings of
       consolidated affiliates               41,026          9,478                 -        (50,504)              -
     Other income (expense)                       -          2,018            (3,198)             -          (1,180)
     Interest expense                             -         (1,793)             (513)             -          (2,306)
                                    ---------------  -------------   ---------------  -------------  --------------

Income before income taxes                   41,026         75,023            15,045        (65,974)         65,120

Income taxes                                      -         27,759             5,567         (9,232)         24,094
                                    ---------------  -------------   ---------------  -------------  --------------

Net income                          $        41,026  $      47,264   $         9,478  $     (56,742) $       41,026
                                    ===============  =============   ===============  =============  ==============

Condensed Consolidating Statements of Cash Flows
Three Months Ended May 29, 2004

                                                 Parent         Guarantor       Non-Guarantor    Eliminating
                                                Company       Subsidiaries       Subsidiaries      Entries        Consolidated
                                             -------------    -------------    ---------------  -------------    --------------
                                                                              (Dollars in thousands)
Net cash provided by operating
   activities                                $           -    $      88,705    $         8,064  $        (321)   $       96,448

Investing Activities
   Acquisitions (net of cash acquired)                   -                -           (193,018)             -          (193,018)
   Purchases of systems, equipment
     and other assets relating to
     contracts                                           -          (46,887)            (7,366)           321           (53,932)
   Purchases of available-for-sale
     investment securities                               -          (49,895)                 -              -           (49,895)
   Maturities and sales of
     available-for-sale investment
     securities                                          -          259,600                  -              -           259,600
   Proceeds from sale of investment                      -                -             11,773              -            11,773
   Other                                                 -           (1,957)              (791)             -            (2,748)
                                             -------------    -------------    ---------------  -------------    --------------
Net cash provided by (used for)
     investing activities                                -          160,861           (189,402)           321           (28,220)

Financing Activities
   Principal payments on long-term
     debt                                                -          (90,000)            (1,239)             -           (91,239)
   Purchases of treasury stock                     (28,275)               -                  -              -           (28,275)
   Redemption premium paid in
     connection with the early
     retirement of debt                                  -          (10,610)                 -              -           (10,610)
   Dividends paid                                  (10,103)               -                  -              -           (10,103)
   Proceeds from stock options                       3,508                -                  -              -             3,508
   Intercompany capital transactions                34,055         (202,055)           168,000              -                 -
   Other                                               815              (46)                 -              -               769
                                             -------------    -------------    ---------------  -------------    --------------
Net cash provided by (used for)
     financing activities                                -         (302,711)           166,761              -          (135,950)

Effect of exchange rate changes
     on cash                                             -               (7)            (1,369)             -            (1,376)
                                             -------------    -------------    ---------------  -------------    --------------
Decrease in cash and
     cash equivalents                                    -          (53,152)           (15,946)             -           (69,098)
Cash and cash equivalents at
     beginning of period                                 -           68,956             60,383              -           129,339
                                             -------------    -------------    ---------------  -------------    --------------
Cash and cash equivalents at end
     of period                               $           -    $      15,804    $        44,437  $           -    $       60,241
                                             =============    =============    ===============  =============    ==============

Condensed Consolidating Statements of Cash Flows
Three Months Ended May 24, 2003

                                            Parent        Guarantor      Non-Guarantor    Eliminating
                                           Company       Subsidiaries     Subsidiaries      Entries      Consolidated
                                        --------------  ------------    --------------   -------------  --------------
                                                               (Dollars in thousands)
Net cash provided by operating
   activities                           $            -  $      58,331   $         4,675  $         (37) $       62,969

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                       -        (56,750)           (1,950)            37         (58,663)
     Other                                           -         (1,186)                -              -          (1,186)
                                        --------------  -------------   ---------------  -------------  --------------
Net cash used for investing
     activities                                      -        (57,936)           (1,950)            37         (59,849)

Financing Activities
   Net proceeds from issuance
     of long-term debt                               -              -             1,409              -           1,409
    Principal payments on long-term
     debt                                            -              -              (866)             -            (866)
   Proceeds from stock options                   8,406              -                 -              -           8,406
   Intercompany capital transactions            (8,876)         8,876                 -              -               -
   Other                                           470              -              (522)             -             (52)
                                        --------------  -------------   ---------------  -------------  --------------
Net cash provided by financing
     activities                                      -          8,876                21              -           8,897

Effect of exchange rate changes
     on cash                                         -             (5)            3,290              -           3,285
                                        --------------  -------------   ---------------  -------------  --------------
Increase in cash and
     cash equivalents                                -          9,266             6,036              -          15,302
Cash and cash equivalents at
     beginning of period                             -         88,739            27,435              -         116,174
                                        --------------  -------------   ---------------  -------------  --------------
Cash and cash equivalents at end
     of period                          $            -  $      98,005   $        33,471  $           -  $      131,476
                                        ==============  =============   ===============  =============  ==============

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

- OUR BUSINESS - a general description of our business; Brazilian legal proceedings; acquisitions; and other business developments.

- OPERATIONS REVIEW - an analysis of our consolidated results of operations for the three months ended May 29, 2004 and May 24, 2003 presented in our financial statements. We operate in one business - Transaction Processing, and we have a single operating and reportable business segment. Therefore, our discussions are not quantified by segment results.

- LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION - an analysis of cash flows, financial position, and potential commitments.

- FINANCIAL RISK MANAGEMENT AND DIVIDEND POLICY - information about financial risk management; interest rate market risk; equity price risk; foreign currency exchange rate risk; and our dividend policy.

- SUBSEQUENT EVENT - information about our common stock split that occurred subsequent to May 29, 2004.

Unless specified otherwise, we use the terms "Holdings," "the Company," "we," "our," and "us" in MD&A to refer to GTECH Holdings Corporation and its consolidated subsidiaries included in the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Statements contained in this section and elsewhere in this report which are not historical statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Generally, the words "believe," "expect," "estimate," "anticipate," "will," "may," "could," "plan," "continue" and similar expressions identify forward-looking statements. Such statements include, without limitation, statements relating to:

- the future prospects for and stability of the lottery industry and other businesses in which we are engaged or expect to be engaged;

-     our future operating and financial performance;

- our ability to retain existing contracts and to obtain and retain new contracts; and

-     the results and effects of legal proceedings and investigations.

These forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, among other things, the following:

- government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales;

- we may be subject to adverse determinations in legal proceedings (including recently announced legal proceedings in Brazil) which could result in substantial monetary judgments or reputational damage;

- our lottery operations are dependent upon our continued ability to retain and extend our existing contracts and win new contracts;

- slow growth or declines in sales of online lottery goods and services could lead to lower revenues and cash flows;

- we derive close to half of our revenues from foreign jurisdictions (including over ten percent in fiscal 2004 from our Brazilian operations) and are subject to the economic, political and social instability risks of doing business in foreign jurisdictions;

- our results of operations are exposed to foreign currency exchange rate fluctuations which could result in lower revenues, net income and cash flows when such results are translated into U.S. dollar accounts;

- we have a concentrated customer base and the loss of any of our larger customers (or lower sales from any of these customers) could lead to lower revenue;

- our quarterly operating results may fluctuate significantly, including as a result of variations in the amount and timing of product sales, the occurrence of large jackpots in lotteries (which increase the amount wagered and our revenue) and expenses incurred in connection with lottery start-ups;

- we operate in a highly competitive environment and increased competition may cause us to experience lower cash flows or to lose contracts;

- we are subject to substantial penalties for failure to perform under our contracts;

- we may not be able to respond to technological changes or to satisfy future technology demands of our customers in which case we could fall behind our competitors;

- if we are unable to manage potential risks related to acquisitions, our business and growth prospects could suffer;

- expansion of the gaming industry faces opposition which could limit our access to some markets;

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

- our non-lottery ventures, which are an increasingly important aspect of our business, may fail; and

- other risks and uncertainties set forth below and elsewhere in this report, in our fiscal 2004 Form 10-K, and in our subsequent press releases and Form 10-Q's and other reports and filings with the Securities and Exchange Commission.

The foregoing list of important factors is not all-inclusive.

OUR BUSINESS

GENERAL

We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February and fiscal 2005 is a 52-week year that ends on February 26, 2005. Fiscal 2004 was a 53-week year and we included the extra week in our fourth quarter ended February 28, 2004.

We are a global technology services company providing software, networks and professional services that power high-performance solutions. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 45 countries worldwide and we have a growing presence in commercial gaming technology and financial services transaction processing. In fiscal 2004, approximately 91% of our consolidated revenues were lottery related, approximately 7% were derived from commercial services transaction processing and approximately 2% were derived from gaming solutions. Comparatively, in fiscal 2003, lottery related revenues, commercial services transaction processing revenues and gaming solution revenues were approximately 93%, 5% and 2% of our consolidated revenues, respectively.

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

Our business is highly regulated, and the competition to secure new government contracts is often intense. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See the following for further information concerning these matters and other contingencies:

-     "Legal Proceedings" in Part II, Item 1 in this report;

- Part I, Item 1 - "Certain Factors That May Affect Future Performance - Government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales" in our fiscal 2004 Annual Report on Form 10-K;

- Part I, Item 3 - "Legal Proceedings" in our fiscal 2004 Annual Report on Form 10-K;

- Note 13 to the Consolidated Financial Statements in our fiscal 2004 Annual Report on Form 10-K.

BRAZILIAN LEGAL PROCEEDINGS

Revenues from our lottery contract with Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, accounted for 9.7% of our total fiscal 2004 revenues, making CEF our largest customer in fiscal 2004 based upon annual revenues.

A June 25, 2004 ruling in a civil action initiated by federal attorneys with Brazil's Public Ministry will have the effect of materially reducing payments that we otherwise would receive over the remaining term of our lottery contract with CEF, which expires in May 2005. This ruling has ordered that 30% of payments subsequent to the June 25, 2004 ruling due to GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") from CEF, be withheld and deposited in an account maintained by the Court. In addition, the ruling ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition. As of May 29, 2004, GTECH Brazil assets approximated $25.0 million. We estimate that this decision will reduce our service revenues and pre-tax profits from our CEF contract by approximately $20 million during the remainder of fiscal 2005. Pending our appeal of this ruling, we intend to undertake a comprehensive review of our service and investment levels in Brazil. Refer to "Legal Proceedings - Brazilian Legal Proceedings" in Part II,
Item 1 in this report; and Part 1, Item 3, "Legal Proceedings - Brazilian Legal Proceedings, The CEF Contract Extension Proceedings," and Note 13 to the Consolidated Financial Statements in our fiscal 2004 Annual Report on Form 10-K for detailed disclosures regarding this, and related matters.

ACQUISITIONS

During the first quarter of fiscal 2005, we acquired privately-held Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals ("VLT's") and related products and services to the global gaming industry, for an all-cash purchase price of approximately $150 million. In addition, we paid Spielo shareholders approximately $7 million out of a potential maximum earn-out amount of up to $35 million, which Spielo shareholders are entitled to receive in the 18 months following the closing, based upon Spielo achieving certain VLT installation objectives in New York. By acquiring Spielo, we will be better able to deliver a comprehensive, integrated VLT solution to our existing and potential customers, with a single point of contact and accountability.

We also acquired privately-held Leeward Islands Lottery Holding Company Inc. ("LILHCo"), a lottery operating company headquartered on the Caribbean islands of Antigua and St. Croix, for an all-cash purchase price of approximately $40 million. By acquiring Caribbean-based LILHCo, we will enhance our strategic foothold in that region, as well as provide significant growth opportunities in additional jurisdictions throughout the Caribbean.

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

OTHER BUSINESS DEVELOPMENTS

In April 2004, we were notified that our selection in February 2004 as the apparent successful vendor to provide equipment and services for a new online lottery system and associated telecommunications network in Mexico to Pronosticos para la Asistencia Publica ("Pronosticos") was retracted. As part of a ruling by the Mexican Comptroller Ministry on a protest filed by unsuccessful competitors, our bid was declared non-compliant and disqualified. Subsequently, Pronosticos announced that it disqualified the sole remaining bidder as also being non-compliant and formally ended the procurement. We believe that we submitted a fully compliant bid to Pronosticos that was in the best interest of the lottery. We are pursuing all appropriate avenues available to contest the Comptroller's decision. In the interim, as the incumbent lottery vendor, we will continue to operate the lottery under our existing contract. In fiscal 2004, the aggregate revenues from Pronosticos represented 1.3% of our consolidated revenues.

In May 2004, we were notified by our customer, Loteria Electronica de Puerto Rico ("Loteria Electronica"), of its intent to negotiate a contract to provide equipment and services for a new online lottery system, terminals and associated telecommunications network with another vendor to take effect upon the expiration of our current contract in March 2005. In an effort to understand the rationale behind the decision, we filed a petition with the Court of Appeals to obtain a copy of the evaluation report, which was withheld by Loteria Electronica. We also requested, and were granted, a stay of contract negotiations between Loteria Electronica and the apparent successful vendor. We are currently awaiting the court's decision. In fiscal 2004, the aggregate revenues from Loteria Electronica represented 2.1% of our consolidated revenues.

OPERATIONS REVIEW

COMPARISON OF THE THREE MONTH PERIODS ENDED MAY 29, 2004 AND MAY 24, 2003

Revenues were $280.2 million in the first quarter of fiscal 2005, compared to $239.6 million in the first quarter of fiscal 2004, up $40.6 million, or 17%.

The following discussion on service revenues should be read in conjunction with the table below (in millions):

                                                              Three Months Ended
                                               ------------------------------------------------
                                                                                  Change
                                                May 29,        May 24,     --------------------
Service revenues                                  2004          2003           $           %
----------------                               ----------    ----------    ----------    ------
Domestic lottery                               $    128.1    $    120.9    $      7.2      5.9
International lottery                                98.5          85.8          12.7     14.7
Commercial services                                  20.4          12.0           8.4     70.5
Gaming solutions                                      5.6           4.2           1.4     33.8
All other                                             0.7           0.6           0.1     19.5
                                               ----------    ----------    ----------     ----
                                               $    253.3    $    223.5    $     29.8     13.3
                                               ==========    ==========    ==========     ====

The 5.9% increase in domestic lottery service revenues was primarily due to higher service revenues from an increase in sales by our domestic lottery customers of approximately 6% with the balance principally due to the impact of the Interlott acquisition in the third quarter of fiscal 2004, along with higher jackpot activity and the launch of our new service contract in Tennessee, partially offset by contractual rate changes. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels, such as Keno.

The 14.7% increase in international lottery service revenues includes higher service revenues from an increase in sales by our international lottery customers of approximately 4%, with the balance of the increase due to the recognition of $5.0 million of deferred service revenue associated with our contract in Taiwan, along with the impact of contractual rate changes, favorable foreign exchange rates and the acquisition of LILHCo. While we are not able to quantify precisely the reasons for increases in sales by our international lottery customers, we believe that in general, such increases are attributable to more rapid growth rates typical of newer lottery jurisdictions, the successful introduction of new games and modifications to existing games (such as matrix changes and more frequent drawings).

The 70.5% increase in commercial transaction processing service revenues was primarily due to the acquisition of PolCard in the second quarter or fiscal 2004, which contributed $7.1 million of service revenues in the first quarter of fiscal 2005.

The 33.8% increase in gaming solutions service revenues was primarily due to the acquisition of Spielo and the installation of additional video lottery terminals in existing jurisdictions.

Product, sales were $26.9 million in the first quarter of fiscal 2005, compared to $16.0 million in the first quarter of fiscal 2004, up $10.9 million or 67.5% principally due to the sale of terminals to our customer in Belgium and instant ticket vending machines for Pennsylvania.

Our service margins were 41.9% in the first quarter of fiscal 2005 compared to 43.3% in the first quarter of fiscal 2004, primarily due to contractual rate changes and the impact of higher depreciation and amortization related principally to contract renewals and the implementation of new contracts, partially offset by the recognition of deferred service revenue associated with our contract in Taiwan.

Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. Our product margins were 40.8% in the first quarter of fiscal 2005 compared to 46.2% in the first quarter of fiscal 2004. This decline was primarily due to the different mix of sales, with the prior year first quarter including several small volume, high margin sales.

Operating expenses were $40.7 million in the first quarter of fiscal 2005, compared to $38.7 million in the first quarter of fiscal 2004, up $2.0 million, or 5.3%. This increase was driven by $3.3 million of increased spending on selling, general and administrative expenses, principally due to the consolidation of our recent acquisitions and increased activities in new business development. Our investment in research and development decreased by $1.3 million, primarily due to the timing of development initiatives, partially offset by the impact of the Spielo acquisition. As a percentage of revenues, operating expenses were 14.6% and 16.2% during the first quarters of fiscal 2005 and 2004, respectively.

The components of other income in the first quarters of fiscal 2005 and fiscal 2004 are as follows (in millions):

                                                                               Three Months Ended
                                                                       -----------------------------------
                                                                             May 29,          May 24,
                                                                              2004             2003
                                                                       ----------------  -----------------
Gain on sale of investment                                             $           10.9  $               -
Foreign exchange gains (losses)                                                     0.5               (0.8)
Minority interest in consolidated subsidiaries                                     (0.4)              (0.6)
Net charge associated with the early retirement of debt                            (0.8)                 -
Other                                                                               0.3                0.2
                                                                       ----------------  -----------------
    Total other income                                                 $           10.5  $            (1.2)
                                                                       ================  =================

The $10.9 million gain on sale of investment resulted from the sale in April 2004 of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.

In May 2004, GTECH repurchased the remaining $90.0 million of its 7.87% Series B Guaranteed Senior Notes due May 2007 (the "2007 Senior Notes"). In connection with this repurchase, we incurred a net charge of $0.8 million, principally comprised of a redemption premium net of deferred interest rate swap gains.

Interest expense was $4.3 million in the first quarter of fiscal 2005, compared to $2.3 million in the first quarter of fiscal 2004, up $2.0 million, or 88%. This increase was primarily due to higher debt balances resulting from the issuance of $250 million of 4.75% Senior Notes in the third quarter of fiscal 2004.

Weighted average diluted shares in the first quarter of fiscal 2005 increased by
7.3 million shares to 67.5 million shares, primarily due to the assumed conversion of our $175 million principal amount of 1.75% Convertible Debentures (the "Debentures") into shares of our common stock, resulting in a decrease to diluted earnings per share of approximately $0.08. These Debentures are convertible at the option of the holder into shares of our common stock at a conversion price of approximately $27.50 per share when, among other circumstances, our stock closes above $33 per share for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 6.4 million shares issuable upon the conversion of the Debentures. The Debentures were convertible for all 64 trading days in the first quarter of fiscal 2005, and accordingly, 6.4 million shares were included in the computation of diluted earnings per share. For the first quarter of fiscal 2004, the Debentures were convertible for 17 out of 64 trading days, and accordingly,
1.7 million shares were included in the computation of diluted earnings per share.

Our effective income tax rate of 37% in the first quarter of fiscal 2005 was comparable to the first quarter of fiscal 2004. We expect the second quarter tax rate to be comparable to the first quarter rate of 37%. We currently expect that our full-year effective income tax rate will be approximately 36% based on the pending resolution of certain tax contingencies and the recent acquisitions of non-U.S.-based companies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our income tax rate may vary, however, depending on the composition of income or loss in different countries and the resolution of audits and tax contingencies.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths and we expect to meet our financial commitments and operating needs in the foreseeable future. We expect to use cash generated from operating activities primarily for aggregate contractual obligations and to pay dividends. We expect our growth to be financed through a combination of cash generated from operating activities, existing sources of liquidity, access to capital markets and other sources of capital. Our debt ratings of Baa1 from Moody's and BBB (positive outlook) from Standard and Poor's contribute to our ability to access capital markets at attractive prices. These ratings reflect several factors, including our strong cash flows and balance sheet.

ANALYSIS OF CASH FLOWS

During the first quarter of fiscal 2005, we generated $96.4 million of cash from operations which, along with cash on hand, available-for-sale investment securities and proceeds of $11.8 million from the sale of our 50% interest in Gaming Entertainment (Delaware) L.L.C., was principally used to fund the Spielo and LILHCo acquisitions of $193.0 million and to purchase $53.9 million of systems, equipment and other assets relating to contracts. In addition, we repaid the remaining $90.0 million of our 7.87% Senior Notes and paid a related redemption premium of $10.6 million; repurchased $28.3 million, or 545,000 shares, of our common stock; and paid cash dividends of $10.1 million. At May 29, 2004, we had $60.2 million of cash and cash equivalents on hand and $12.1 million of available-for-sale investment securities.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2005, excluding net purchases of available-for-sale investment securities, will be in the range of $550 million to $570 million, including investments we made to acquire Spielo and LILHCo. We expect our principal sources of liquidity to be existing cash and available-for-sale investment securities, along with cash we generate from operations. Our credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of May 29, 2004, there were no borrowings under the credit facility. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of May 29, 2004 and June 23, 2004, after considering $8.5 million and $29.5 million of letters of credit issued and outstanding, there was $291.5 million and $270.5 million available for borrowing under the Credit Facility, respectively.

We currently expect that our cash flow from operations, existing cash, available-for-sale investment securities, available borrowings under our credit facility and access to additional sources of capital will be sufficient, for the foreseeable future, to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund all or a portion of the cash needed for potential acquisitions, to pay dividends, to fund the capital requirements under our Master Contract with the Rhode Island Lottery and to repurchase shares of our common stock, from time to time, under our share repurchase programs. We may also seek alternative sources of financing to fund certain of our obligations under our Master Contract with the Rhode Island Lottery and to fund future potential acquisitions and growth opportunities that are not currently contemplated in the $550 million to $570 million we estimate we will need in fiscal 2005 for the uses disclosed above.

FINANCIAL POSITION

Our balance sheet as of May 29, 2004, as compared to our balance sheet as of February 28, 2004, was impacted by our acquisitions of Spielo and LILHCo. Drivers of the material changes in each specific balance sheet category are described below.

Investment securities available-for-sale decreased by $209.8 million, from $221.9 million at February 28, 2004 to $12.1 million at May 29, 2004, reflecting the $193.0 million payment for the Spielo and LILHCo acquisitions.

Trade accounts receivable, net increased by $11.5 million, from $118.9 million at February 28, 2004 to $130.4 million at May 29, 2004, primarily due to $6.0 million related to the Spielo and LILHCo acquisitions.

Inventories increased by $20.6 million, from $76.8 million at February 28, 2004 to $97.4 million at May 29, 2004, primarily due to $11.2 million of inventory associated with the acquisition of Spielo, along with an increase in inventory associated with product sales expected to be recorded during the second and fourth quarters of fiscal 2005.

Systems, equipment and other assets relating to contracts, net, increased by $29.3 million, from $591.4 million at February 28, 2004 to $620.7 million at May 29, 2004, primarily due to the purchase of $53.9 million of systems, equipment and other assets relating to contracts (principally related to lottery system implementations in Wisconsin and Tennessee, lottery equipment installations in Texas, and the acquisition of Spielo), partially offset by depreciation expense.

Goodwill, net, increased by $124.1 million, from $188.6 million at February 28, 2004 to $312.7 million at May 29, 2004, primarily due to the acquisitions of Spielo and LILHCo.

Intangible assets, net, increased by $69.4 million, from $28.2 million at February 28, 2004 to $97.6 million at May 29, 2004, due to intangible assets recorded as a result of our acquisitions of Spielo and LILHCo.

Employee compensation decreased by $12.0 million, from $34.0 million at February 28, 2004 to $22.0 million at May 29, 2004, primarily due to the payment of incentive compensation and profit sharing in April 2004.

Advance payments from customers increased by $23.1 million, from $104.1 million at February 28, 2004 to $127.2 million at May 29, 2004, primarily due to advances from customers, including those related to product sales that are expected to be recorded during fiscal 2005 and 2006, partially offset by the sale of terminals to our customer in Belgium.

Deferred revenue and advance billings increased by $16.1 million, from $14.5 million at February 28, 2004 to $30.6 million at May 29, 2004, primarily due to customer progress billings related to product sales expected to be recorded in the second quarter of fiscal 2005.

Income taxes payable increased by $9.0 million, from $12.4 million at February 28, 2004 to $21.4 million at May 29, 2004, primarily due to the timing of estimated tax payments.

Current portion of long-term debt decreased by $100.5 million, from $106.3 million at February 28, 2004 to $5.8 million at May 29, 2004, primarily due to the repayment in May 2004 of the remaining $90.0 million of our 7.87% Senior Notes.

Deferred income taxes increased by $27.7, from $61.7 million at February 28, 2004 to $89.4 million at May 29, 2004 primarily due to deferred taxes associated with the Spielo and LILHCo acquisitions.

POTENTIAL COMMITMENTS

Master Contract with the Rhode Island Lottery

As previously reported, on May 12, 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the $12.5 million up-front license fee; new online and video lottery related hardware, software and services; the development of a new world headquarters facility of at least 210,000 square feet in Providence, Rhode Island by December 31, 2006; and improvements to our existing manufacturing facility in West Greenwich, Rhode Island. We have agreed to employ at least 1,000 people full-time in Rhode Island by the end of calendar year 2005 and maintain that level of employment thereafter. In the event the State of Rhode Island takes certain actions which affect our financial performance, we will be automatically released from the in-state employment obligation. In addition to being released from the employment requirement, we would be released from our obligations to invest (or cause to be invested) the $100 million, replace the online lottery gaming system, deliver certain other online lottery deliverables and replace the video lottery central system (all to the extent such obligations remain unperformed) and would be entitled to a refund of a pro-rata portion of the license fee. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2008 as follows: (i) approximately $24 million that was invested during fiscal 2004; (ii) approximately $32 million that will be invested during fiscal 2005; and (iii) the balance that will be invested during fiscal 2006. The Lottery may terminate the Master Contract in the event that we fail to meet our obligations as stated above.

In addition, in July 2003 we entered into a tax stabilization agreement with the City of Providence (the "City"), whereby the City agreed to stabilize the real estate and personal property taxes payable in connection with our new world headquarters facility in the City and the personal property associated with such facility for 20 years. We also agreed to complete and occupy the facility by December 31, 2006, employ 500 employees at the facility by 2009, and we made certain commitments regarding our employment, purchasing and education activities in the City.

In June 2004, the Rhode Island legislature voted to approve a gaming facility development proposal, and to place such proposal before Rhode Island voters for consideration in a November 2004 referendum. The proposal passed by the Rhode Island legislature makes no provision for us to be a supplier of a percentage of the gaming machines in the proposed gaming facility, as we believe is contemplated by the Master Contract. Rhode Island Governor Carcieri has vetoed this legislation. It is widely anticipated, however, that the Rhode Island legislature will act to override Governor Carcieri's veto. In such event, and subject to the proposal receiving the requisite approval by Rhode Island voters, there can be no assurance that this gaming facility development proposal will not be implemented in accordance with its terms. We understand there are questions regarding the constitutionality of this legislation. We are reviewing our rights and obligations under the Master Agreement in light of these developments.

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

The estimated fair value of our long-term debt and change in the estimated fair value due to hypothetical changes in interest rates are as follows (dollars in millions):

                                                                  Estimated Fair Value
                                               -----------------------------------------------------------
                                                  At May 29,       10% Increase in       10% Decrease in
                                                     2004           Interest Rates       Interest Rates
                                               ---------------    ------------------   -------------------
$250 million of 4.75% Senior Notes             $         247.1    $            246.1   $             248.1

$175 million of 1.75% Convertible
    Debentures                                           362.3                 362.0                 362.5

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

EQUITY PRICE RISK

The estimated fair value of our $175 million of 1.75% Convertible Debentures and change in the estimated fair value due to hypothetical changes in the market price of our common stock is as follows (dollars in millions):

                                                                   Estimated Fair Value
                                               -----------------------------------------------------------
                                                                   10% Increase in       10% Decrease in
                                                  At May 29,       Market Price of       Market Price of
                                                     2004            Common Stock         Common Stock
                                               ---------------    ------------------   -------------------
$175 million of 1.75% Convertible
    Debentures                                 $         362.3    $            396.7   $             328.5

The estimated fair values above were determined by an independent investment banker and were based on a quoted market price of $207.00 per Debenture.

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

From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with certain firm commitments, variable service revenues and certain assets and liabilities denominated in foreign currencies, but we do not engage in foreign currency speculation. These contracts generally have maturities of 12 months or less and are regularly renewed to provide continuing coverage throughout the year. At May 29, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $22.3 million that would be recorded in the equity section of our balance sheet.

At May 29, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $2.7 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At May 29, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2005 of $12.5 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2005 first quarter anticipatory cash flows that were hedged varied throughout the quarter, but averaged 28%.

As of May 29, 2004, we had contracts for the sale of foreign currency of approximately $71.0 million (primarily Euro, Brazilian real and pounds sterling) and the purchase of foreign currency of approximately $57.0 million (primarily Canadian dollar, Brazilian real, New Taiwan dollars, pounds sterling and Swedish krona).

DIVIDEND POLICY

We are committed to returning value to our shareholders. Beginning in the second quarter of fiscal 2004, we commenced paying cash dividends on our common stock of $0.17 per share, equivalent to a full-year dividend of $0.68 per share. We currently plan to continue paying dividends in the foreseeable future.

SUBSEQUENT EVENT

On June 17, 2004, our Board of Directors approved a 2-for-1 common stock split, payable in the form of a stock dividend, which entitles each shareholder of record on July 1, 2004 to receive one share of common stock for each outstanding share of common stock held on that date. The stock dividend will be distributed on July 30, 2004. All references to common shares and per share amounts herein are presented on a pre-split basis.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Financial Risk Management" above.


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

As of the end of the quarterly period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives. In the first quarter of fiscal 2005, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions have been taken with regard to significant deficiencies or material weaknesses in such controls.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

BRAZILIAN LEGAL PROCEEDINGS

CIVIL ACTION BY THE PUBLIC MINISTRY ATTORNEYS

As previously reported, a civil action has been initiated by federal attorneys with Brazil's Public Ministry (the "Public Ministry Attorneys") in the Federal Court of Brasilia against GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil"); 17 former officers and employees of Caixa Economica Federal, the Brazilian bank and operator of Brazil's National Lottery ("CEF"); the former president of Racimec; Antonio Carlos Rocha, the former Senior Vice President of GTECH Holdings Corporation and President of GTECH Brazil, and Marcos Andrade, another former officer of GTECH Brazil. The focus of this civil action is the contractual relationship between CEF, GTECH Brazil and GTECH Brazil's predecessor company, Racimec Informatica Brasileira S.A., for the period from 1994 to 2002. This civil action, which alleges that the defendants acted illegally in entering into, amending and performing the 1997 Contract and the 2000 Contract, seeks to invalidate the 2000 Contract (which, as extended, is still in force). This lawsuit also seeks to impose penalties equal to the sum of all amounts paid to us under the 1997 Contract and the 2000 Contract from January 1997 to present, which we estimate to be approximately US$650 million at current exchange rates, plus certain other permitted amounts, minus our proven investment costs.

We learned earlier this week that on June 25, 2004 the judge hearing this civil action granted a procedural injunction ordering that 30% of payments due to GTECH Brazil from CEF under the 2000 Contract be withheld and deposited into an account maintained by the Court. The judge held that, as a foreign company doing business in Brazil, we do not have adequate in-country holdings to satisfy the potential claims should the plaintiff prevail in this lawsuit. This order provides a process to change the percentage of our payments to be withheld based upon a determination of our effective cost of servicing the 2000 Contract. The Court also ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition.

The injunction was granted as part of a confidential ex parte proceeding in which we were not afforded an opportunity to participate. We intend to appeal the decision to grant this injunction. Pending the outcome of this appeal, we will undertake a comprehensive review of our service and investment levels in Brazil.

With regard to the underlying civil action, we continue to believe that we have good and adequate defenses. We intend to vigorously defend ourselves in the proceedings.

CRIMINAL ALLEGATIONS AGAINST CERTAIN EMPLOYEES

As previously reported, in late March 2004 the Public Ministry Attorneys recommended that criminal charges be brought against nine individuals, including four senior officers of CEF; Antonio Carlos Rocha, the former Senior Vice President of GTECH Holdings Corporation and President of GTECH Brazil; and Marcelo Rovai, GTECH Brazil's marketing director. No other present or former employee of the Company has been implicated by the Public Ministry Attorneys. The Company is not the subject of this criminal investigation, and under Brazilian law (which provides that criminal charges may not be brought against corporations or other entities), we cannot be subject to criminal charges in connection with this matter. We understand that the Public Ministry Attorneys had recommended that Messrs. Rocha and Rovai be charged with offering an improper inducement in connection with the negotiation of the contract extension that we entered into in April 2003 to the 2000 Contract (the "2003 Contract"). We further understand that the Public Ministry Attorneys had recommended that Messrs. Rocha and Rovai be charged with effectively co-authoring or aiding and abetting certain allegedly fraudulent or inappropriate management practices of the CEF management who agreed to enter into the 2003 Contract Extension.

GTECH recently has learned that the judge reviewing these charges prior to their being filed has refused to initiate the criminal charges against the nine individuals, including against Messrs Rocha and Rovai. The judge chose not to accept any elements of the charges, as was his prerogative, but instead, has granted a request by the Brazilian Federal Police to continue the investigation which had been suspended by the recommendations of the Pubic Ministry Attorneys. The judge cited the prosecutors' rush to bring charges in response to the pressure of public opinion as a contributing factor to his decision to return the investigation to the Federal Police. The judge's order pertained to procedural aspects and not to the merits of the charges.

We have cooperated fully with the investigation by Brazilian authorities respecting this matter, and have encouraged Messrs Rocha and Rovai to do the same. Moreover, the United States Securities and Exchange Commission has made an informal inquiry as to this matter, and we are cooperating fully with its inquiry. In addition, GTECH is currently conducting an internal investigation of this matter that is nearing its completion. We are satisfied from our preliminary findings that we have acted appropriately.

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

We recently have entered into an agreement with plaintiffs to settle this class action lawsuit on terms that would require payment by us of amounts that, after taking into account certain insurance proceeds that we expect to receive, will not be material to our financial condition or results of operation. We have previously fully reserved against such payments required of the Company. Final settlement is subject to court approval after a fairness hearing at which any objectors to the settlement will be provided the opportunity to present their views. This fairness hearing is scheduled to take place in September 2004.

For further information respecting certain other legal proceedings, see Item 1, "Certain Factors Affecting Future Performance," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 13 to Notes to Consolidated Financial Statements of our fiscal 2004 Annual Report on Form 10-K.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - The exhibits to this report are as follows:

      12.1  Computation of Ratio of Earnings to Fixed Charges

      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company

      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company

      32.1 Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company

      32.2 Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company

(b) Reports on Form 8-K - We filed the following report with the Securities and Exchange Commission on Form 8-K during the quarter to which this report relates:

      (i) We filed a report on Form 8-K on April 15, 2004 incorporating by reference a press release we issued on April 15, 2004 announcing our fiscal 2004 fourth quarter and year end results. In addition, we incorporated by reference the transcripts and slide presentation from our fiscal 2004 fourth quarter and year earnings conference call held on April 15, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GTECH HOLDINGS CORPORATION

Date: July 2, 2004            By /s/ Jaymin B. Patel
                              --------------------------------------------------
                              Jaymin B. Patel, Senior Vice President and Chief
                              Financial Officer (Principal Financial Officer)


Date: July 2, 2004            By /s/ Robert J. Plourde
                              --------------------------------------------
                              Robert J. Plourde, Vice President, Corporate
                              Controller and Chief Accounting Officer
                              (Principal Accounting Officer)