Form 10-Q
period 2004-08-28
GTECH HOLDINGS CORP
filed 2004-10-06
CIK 857323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 28, 2004

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11250

                             ----------------------

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

                                 (401) 392-1000
              (Registrant's telephone number, including area code)

                             ----------------------

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

Yes [X] No [ ]

Number of shares of Common Stock outstanding as of September 28, 2004:
115,843,583

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                            Page
                                                                           Number
                                                                           ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets                                            3

        Consolidated Income Statements                                       4-5

        Consolidated Statements of Cash Flows                                  6

        Consolidated Statements of Shareholders' Equity                        7

        Notes to Consolidated Financial Statements                          8-24

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          25-40

Item 3. Quantitative and Qualitative Disclosures about Market Risk            41

Item 4. Controls and Procedures                                               41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  42-46

Item 4. Submission of Matters to a Vote of Security Holders                   47

Item 6. Exhibits and Reports on Form 8-K                                      48

SIGNATURES                                                                    49

EXHIBITS

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                            August 28,    February 28,
                                                                                              2004            2004
                                                                                           -----------    ------------
                                                                                             (Dollars in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $    30,267    $   129,339
   Investment securities available-for-sale                                                          -        221,850
   Trade accounts receivable, net                                                              134,449        118,902
   Sales-type lease receivables                                                                  7,848          7,705
   Inventories                                                                                  94,025         76,784
   Deferred income taxes                                                                        32,559         34,396
   Other current assets                                                                         31,868         24,426
                                                                                           -----------    -----------
                   TOTAL CURRENT ASSETS                                                        331,016        613,402

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                                 649,800        591,362

GOODWILL, net                                                                                  324,916        188,612

PROPERTY, PLANT AND EQUIPMENT, net                                                              66,484         57,576

INTANGIBLE ASSETS, net                                                                          72,614         28,231

REFUNDABLE PERFORMANCE DEPOSIT                                                                  20,000         20,000

SALES-TYPE LEASE RECEIVABLES                                                                    13,664         17,653

OTHER ASSETS                                                                                    43,858         42,295
                                                                                           -----------    -----------
                   TOTAL ASSETS                                                            $ 1,522,352    $ 1,559,131
                                                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                        $    73,344    $    80,004
   Accrued expenses                                                                             50,881         47,428
   Employee compensation                                                                        19,798         33,981
   Advance payments from customers                                                              70,955        104,128
   Deferred revenue and advance billings                                                        32,159         14,459
   Income taxes payable                                                                         27,173         12,394
   Taxes other than income taxes                                                                19,443         19,459
   Current portion of long-term debt                                                             4,848        106,319
                                                                                           -----------    -----------
                   TOTAL CURRENT LIABILITIES                                                   298,601        418,172

LONG-TERM DEBT, less current portion                                                           474,099        463,215

OTHER LIABILITIES                                                                               79,265         53,736

DEFERRED INCOME TAXES                                                                           88,233         61,719

COMMITMENTS AND CONTINGENCIES                                                                        -              -

SHAREHOLDERS' EQUITY:
   Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued             -              -
   Common Stock, par value $.01 per share - 200,000,000 shares authorized,
      116,551,144 and 184,590,808 shares issued; 115,621,098 and 118,395,168 shares outstanding at August 28, 2004 and February 28, 2004, respectively
      (shares adjusted to reflect July 2004 two-for-one stock split and treasury stock
      retirement)                                                                                1,166            923
   Additional paid-in capital                                                                  272,935        266,320
   Accumulated other comprehensive loss                                                        (69,369)       (70,508)
   Retained earnings                                                                           396,629        839,270
                                                                                           -----------    -----------
                                                                                               601,361      1,036,005

   Less cost of 930,046 and 66,195,640 shares in treasury at August 28, 2004 and
      February 28, 2004, respectively (shares adjusted to
      reflect July 2004 two-for-one stock split and treasury stock retirement)                 (19,207)      (473,716)
                                                                                           -----------    -----------
                                                                                               582,154        562,289
                                                                                           -----------    -----------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 1,522,352    $ 1,559,131
                                                                                           ===========    ===========

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                           (Unaudited)
                                                       Three Months Ended
                                                    -------------------------
                                                     August 28,   August 23,
                                                       2004          2003
                                                    -----------  ------------
                                                     (Dollars in thousands,
                                                    except per share amounts)
Revenues:
   Services                                         $   248,114  $    238,019
   Sales of products                                     75,401        39,228
                                                    -----------  ------------
                                                        323,515       277,247

Costs and expenses:
   Costs of services                                    148,481       132,805
   Costs of sales                                        43,874        28,810
                                                    -----------  ------------
                                                        192,355       161,615
                                                    -----------  ------------

Gross profit                                            131,160       115,632

Selling, general and administrative                      29,889        27,051
Research and development                                 12,647        14,106
                                                    -----------  ------------
   Operating expenses                                    42,536        41,157
                                                    -----------  ------------

Operating income                                         88,624        74,475

Other income (expense):
   Interest income                                          981         1,021
   Equity in earnings of unconsolidated affiliates          293         2,691
   Other income (expense)                                (1,924)          465
   Interest expense                                      (3,719)       (1,705)
                                                    -----------  ------------
                                                         (4,369)        2,472
                                                    -----------  ------------

Income before income taxes                               84,255        76,947

Income taxes                                             31,174        28,471
                                                    -----------  ------------

Net income                                          $    53,081  $     48,476
                                                    ===========  ============

Basic earnings per share                            $      0.45  $       0.42
                                                    ===========  ============

Diluted earnings per share                          $      0.40  $       0.37
                                                    ===========  ============

Weighted average shares outstanding - basic             117,070       115,836
                                                    ===========  ============

Weighted average shares outstanding - diluted           132,743       131,815
                                                    ===========  ============

Dividends per share - common stock                  $     0.085  $      0.085
                                                    ===========  ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                            (Unaudited)
                                                         Six Months Ended
                                                     -------------------------
                                                     August 28,    August 23,
                                                        2004          2003
                                                     ----------   ------------
                                                      (Dollars in thousands,
                                                     except per share amounts)
Revenues:
   Services                                          $  501,440   $    461,557
   Sales of products                                    102,280         55,275
                                                     ----------   ------------
                                                        603,720        516,832

Costs and expenses:
   Costs of services                                    295,774        259,602
   Costs of sales                                        59,791         37,439
                                                     ----------   ------------
                                                        355,565         297,041
                                                     ----------   ------------

Gross profit                                            248,155        219,791

Selling, general and administrative                      57,524         51,331
Research and development                                 25,734         28,496
                                                     ----------   ------------
   Operating expenses                                    83,258         79,827
                                                     ----------   ------------

Operating income                                        164,897        139,964

Other income (expense):
   Interest income                                        2,316          2,209
   Equity in earnings of unconsolidated affiliates        1,599          4,620
   Other income (expense)                                 8,601           (715)
   Interest expense                                      (8,055)        (4,011)
                                                     ----------   ------------
                                                          4,461          2,103
                                                     ----------   ------------

Income before income taxes                              169,358        142,067

Income taxes                                             62,662         52,565
                                                     ----------   ------------

Net income                                           $  106,696   $     89,502
                                                     ==========   ============

Basic earnings per share                             $     0.91   $       0.78
                                                     ==========   ============

Diluted earnings per share                           $     0.80   $       0.72
                                                     ==========   ============

Weighted average shares outstanding - basic             117,848        114,826
                                                     ==========   ============

Weighted average shares outstanding - diluted           133,860        125,988
                                                     ==========   ============

Dividends per share - common stock                   $     0.17   $      0.085
                                                     ==========   ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                (Unaudited)
                                                                             Six Months Ended
                                                                         -----------------------
                                                                         August 28,   August 23,
                                                                            2004         2003
                                                                         ----------   ----------
                                                                          (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                               $  106,696   $   89,502
Adjustments to reconcile net income to net cash provided by
      operating activities:
           Depreciation                                                      68,504       51,924
           Intangibles amortization                                           4,510        1,609
           Deferred income taxes benefit                                     13,904            -
           Tax benefit related to stock award plans                           6,615       10,696
           Net charge associated with the early retirement of debt              751            -
           Gain on sale of investment                                       (10,924)           -
           Other                                                              7,977        3,612
           Changes in operating assets and liabilities:
                 Trade accounts receivable                                  (11,894)       9,769
                 Inventories                                                 (5,255)      14,839
                 Accounts payable                                            (9,111)      (3,723)
                 Employee compensation                                      (15,996)      (8,437)
                 Advance payments from customers                             (5,904)      10,066
                 Deferred revenue and advance billings                       17,700       (4,610)
                 Income taxes payable                                        15,664       (3,858)
                 Other assets and liabilities                               (11,480)        (935)
                                                                         ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   171,757      170,454

INVESTING ACTIVITIES
Acquisitions (net of cash acquired)                                        (192,402)     (41,023)
Purchases of systems, equipment and other assets relating to contracts     (113,011)    (143,774)
Purchases of available-for-sale investment securities                       (50,150)           -
Maturities and sales of available-for-sale investment securities            272,000            -
Proceeds from sale of investment                                             11,773            -
Purchases of property, plant and equipment                                   (6,359)      (6,285)
Increase in restricted cash                                                  (5,112)           -
Investments in and advances to unconsolidated subsidiaries                   (1,435)      (1,185)
License fee                                                                       -      (12,500)
                                                                         ----------   ----------
NET CASH USED FOR INVESTING ACTIVITIES                                      (84,696)    (204,767)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                 15,000        1,409
Principal payments on long-term debt                                        (92,249)      (2,146)
Purchases of treasury stock                                                 (82,808)           -
Redemption premium paid in connection with the early retirement of debt     (10,610)           -
Dividends paid                                                              (20,135)      (9,883)
Proceeds from stock options                                                   4,966       21,101
Other                                                                           739         (484)
                                                                         ----------   ----------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                       (185,097)       9,997

Effect of exchange rate changes on cash                                      (1,036)       2,464
                                                                         ----------   ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                       (99,072)     (21,852)

Cash and cash equivalents at beginning of period                            129,339      116,174
                                                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   30,267   $   94,322
                                                                         ==========   ==========

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

                                                                                                                       Accumulated
                                                                                                        Additional        Other
                                                                       Outstanding      Common           Paid-in      Comprehensive
                                                                          Shares         Stock           Capital           Loss
                                                                       -----------    ----------       ------------   -------------
                                                                                          (Dollars in thousands)

Balance at February 28, 2004                                           118,395,168    $      923       $    266,320   $     (70,508)

Comprehensive income:
   Net income                                                                    -             -                  -               -
   Other comprehensive income (loss), net of tax:
      Foreign currency translation                                               -             -                  -            (266)
      Unrecognized net gain on derivative instruments                            -             -                  -           1,407
      Unrealized loss on investments                                             -             -                  -              (2)

Comprehensive income
Treasury stock purchased                                                (3,649,500)            -                  -               -
Cash dividends on common stock ($0.17 per share)                                 -             -                  -               -
Shares issued under employee stock purchase
   and stock award plans                                                   239,980             -                  -               -
Shares issued upon exercise of stock options                               635,450             -                  -               -
Tax benefits related to stock award plans                                        -             -              6,615               -
Treasury stock retirement                                                        -          (349)                 -               -
July 2004 two-for-one stock split                                                -           592                  -               -
                                                                       -----------    ----------       ------------   -------------
Balance at August 28, 2004                                             115,621,098    $    1,166       $    272,935  $      (69,369)
                                                                       ===========    ==========       ============  ==============

                                                                          Retained      Treasury
                                                                          Earnings       Stock             Total
                                                                       -----------    ----------       ------------
                                                                                   (Dollars in thousands)
Balance at February 28, 2004                                           $   839,270    $ (473,716)      $    562,289

Comprehensive income:
   Net income                                                              106,696             -            106,696
   Other comprehensive income (loss), net of tax:
      Foreign currency translation                                               -             -               (266)
      Unrecognized net gain on derivative instruments                            -             -              1,407
      Unrealized loss on investments                                             -             -                 (2)
                                                                                                       ------------
Comprehensive income                                                                                        107,835
Treasury stock purchased                                                         -       (82,808)           (82,808)
Cash dividends on common stock ($0.17 per share)                           (20,280)            -            (20,280)
Shares issued under employee stock purchase
   and stock award plans                                                     1,659         1,878              3,537
Shares issued upon exercise of stock options                                (1,286)        6,252              4,966
Tax benefits related to stock award plans                                        -             -              6,615
Treasury stock retirement                                                 (528,838)      529,187                  -
July 2004 two-for-one stock split                                             (592)            -                  -
                                                                       -----------    ----------       ------------
Balance at August 28, 2004                                             $   396,629    $  (19,207)      $    582,154
                                                                       ===========    ==========       ============

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION PLANS

ORGANIZATION

GTECH Holdings Corporation ("Holdings") is a global technology services company providing software, networks and professional services that power high-performance solutions. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 53 countries worldwide and we have a growing presence in commercial gaming technology and financial services transaction processing. We have a single operating and reportable business segment, the Transaction Processing segment. In these notes, the terms "Holdings," "Company," "we," "our," and "us" refer to GTECH Holdings Corporation and all subsidiaries included in the consolidated financial statements, unless otherwise specified. The accounting policies of the Transaction Processing segment are the same as those described in Note 1 - "Organization and Summary of Significant Accounting Policies" in our Consolidated Financial Statements and footnotes included in our fiscal 2004 Annual Report on Form 10-K. Management evaluates the performance of this segment based on operating income.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Holdings, the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 28, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 26, 2005. The balance sheet at February 28, 2004 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2004 Annual Report on Form 10-K.

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

                                                       Three Months Ended                 Six Months Ended
                                                 -------------------------------   -------------------------------
                                                   August 28,      August 23,        August 28,       August 23,
                                                      2004            2003              2004             2003
                                                 --------------  ---------------   --------------  ---------------
                                                    (Dollars and shares in thousands, except per share amounts)
Net income, as reported                          $       53,081  $        48,476   $      106,696  $        89,502
Add: Stock-based compensation expense
    included in reported net income, net of
    related tax effects                                     656              805            1,254            1,225
Deduct: Total stock-based compensation
    expense determined under the fair value
    method for all awards, net of related
    tax effects                                          (2,380)          (2,237)          (4,392)          (4,134)
                                                 --------------  ---------------   --------------  ---------------
Pro forma net income                             $       51,357  $        47,044   $      103,558  $        86,593
                                                 ==============  ===============   ==============  ===============

Basic earnings per share:
    As reported                                  $          .45  $          .42    $          .91  $          .78
    Pro forma                                               .44             .41               .88             .75
Diluted earnings per share:
    As reported                                  $          .40  $          .37    $          .80  $          .72
    Pro forma                                               .39             .36               .78             .69


NOTE 2 - COMMON STOCK SPLIT AND TREASURY STOCK RETIREMENT

On June 17, 2004, our Board of Directors approved a 2-for-1 common stock split, payable in the form of a stock dividend, which entitled each shareholder of record on July 1, 2004 to receive one share of common stock for each outstanding share of common stock held on that date. The stock dividend was distributed on July 30, 2004. All references to common shares and per share amounts herein have been restated to reflect the stock split for all periods presented.

In connection with the declaration of the stock dividend, our Board of Directors approved the retirement of 69.8 million shares of our common stock held in treasury on July 29, 2004 (stated on a basis reflecting the stock split which occurred subsequent to the retirement). The $528.8 million of treasury stock at the time of the retirement was eliminated from treasury stock through a charge to retained earnings and common stock.

NOTE 3 - BUSINESS ACQUISITIONS

BILLBIRD S.A.

In September 2004 (after the close of our fiscal 2005 second quarter), our majority-owned subsidiary, PolCard S.A, completed the acquisition of privately-held BillBird S.A., the leading provider of electronic bill payment services in Poland, for an all-cash purchase price of approximately $6.0 million. Approval of this transaction by our shareholders was not required.

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

We have not yet finalized the evaluation and allocation of the purchase price for the Spielo and LILHCo acquisitions. However, we do not expect the final purchase price allocation will be materially different than our preliminary allocation.

These acquisitions are individually and in the aggregate, not material to our consolidated financial statements and accordingly, pro forma financial information has not been presented.


NOTE 4 - INVENTORIES

                                                                                  August 28,        February 28,
                                                                                     2004               2004
                                                                             ------------------  -----------------
                                                                                      (Dollars in thousands)
Inventories consist of:
       Raw materials                                                         $           31,300  $          14,540
       Work in progress                                                                  53,135             60,470
       Finished goods                                                                     9,590              1,774
                                                                             ------------------  -----------------
                                                                             $           94,025  $          76,784
                                                                             ==================  =================

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for using contract accounting. Work in progress at August 28, 2004 and February 28, 2004, includes approximately $44.2 million and $54.9 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $71.0 million and $104.1 million at August 28, 2004 and February 28, 2004, respectively.

NOTE 5 - RESTRICTED ASSETS

A June 25, 2004 ruling in a civil action initiated by federal attorneys with Brazil's Public Ministry has reduced payments that we otherwise would receive from our lottery contract with Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, which expires in May 2005. This ruling ordered that 30% of payments subsequent to the June 25, 2004 ruling due to GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") from CEF, be withheld and deposited in an account maintained by the Court (as further discussed in "Legal Proceedings - Brazilian-Related Legal Proceedings" in Part II, Item 1 in this report).

Accordingly, we have not recognized service revenues for the payments that were withheld from GTECH Brazil, as realization of these amounts is not reasonably assured. In addition, the ruling ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition. As of August 28, 2004, GTECH Brazil assets were as follows (dollars in thousands):

Systems, Equipment and Other Assets Relating to Contracts, net          $        7,819
Cash                                                                             5,112
                                                                        --------------
      Assets restricted from transfer or disposition                    $       12,931
All other                                                                       12,339
                                                                        --------------
GTECH Brazil assets at August 28, 2004                                  $       25,270
                                                                        ==============

The restricted cash is included in Other Assets in our Consolidated Balance
Sheet.


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

A summary of product warranty activity, which is included in Accrued Expenses in our Consolidated Balance Sheets, is as follows (dollars in thousands):

Balance at February 28, 2004                                   $          749
Opening reserve balance associated with acquisitions                    1,126
Additional reserves                                                       561
Charges incurred                                                         (945)
Change in estimate                                                       (300)
Other                                                                      35
                                                               --------------
Balance at August 28, 2004                                     $        1,226
                                                               ==============

NOTE 7 - LONG-TERM DEBT

                                                                               August 28,      February 28,
                                                                                  2004             2004
                                                                            ----------------  ---------------
                                                                                  (Dollars in thousands)
Long-term debt consists of:
      4.75% Senior Notes due October 2010                                   $        249,663  $       249,636
      1.75% Convertible Debentures due December 2021                                 175,000          175,000
      World Headquarters loan due January 2007                                        27,933           27,933
      Revolving credit facility due June 2006                                         15,000                -
      Fair value of interest rate swaps                                                1,945            4,893
      Deferred interest rate swap gains due through October 2010                       1,222           12,009
      7.87% Series B Guaranteed Senior Notes due May 2007                                  -           90,000
      Other, due through April 2006                                                    8,184           10,063
                                                                            ----------------  ---------------
                                                                                     478,947          569,534
      Less current portion                                                             4,848          106,319
                                                                            ----------------  ---------------
                                                                            $        474,099  $       463,215
                                                                            ================  ===============

We have a $300 million unsecured revolving credit facility expiring in June 2006 (the "Credit Facility"). At August 28, 2004, the weighted average interest rate for all outstanding borrowings under the Credit Facility was 2.53%. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. At August 28, 2004, there was $255.9 million available for borrowing under the Credit Facility, after considering $29.1 million of letters of credit issued and outstanding.

Holders of our 1.75% Convertible Debentures due December 2021 ("Debentures") may require us to repurchase all or part of their Debentures on December 15, 2004, December 15, 2006, December 15, 2011 and December 15, 2016 at a price equal to 100% of the principal amount of the Debentures, plus accrued interest. We have classified the Debentures as long-term liabilities in our Consolidated Balance Sheets at August 28, 2004 and February 28, 2004 because we intend to borrow under our $300 million Credit Facility to refinance any amount holders of the Debentures require us to repurchase on December 15, 2004. Any amount borrowed under the Credit Facility is expected to remain outstanding for an uninterrupted period extending beyond one year from August 28, 2004.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

NOTE 9 - GUARANTEES AND INDEMNIFICATIONS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at August 28, 2004:

                                   Total potential
                                     commitments
                                   ---------------
                                    (in thousands)
Performance bonds                   $     202,773
Litigation bonds                            6,975
Financial guarantees                        3,142
All other bonds                             3,691
                                    -------------
                                    $     216,581
                                    =============

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

In fiscal 2002, in order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, we guaranteed loans made to LTSC by an unrelated commercial lender. The loans have a maturity date of March 2007 and our guarantee expires in July 2007. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC. At August 28, 2004, the principal amount of the loans was $2.1 million and our guarantee was $0.9 million.

We recognize 56% of gross profit on product sales to LTSC and defer the remaining 44% as a result of our equity interest in LTSIC. We recognize these deferrals ratably over the life of our contract with LTSC. At August 28, 2004, deferred product gross profit totaling $2.8 million is included in Deferred Revenue and Advance Billings and Other Liabilities in our Consolidated Balance Sheets.

In fiscal years prior to 2005, we deferred service revenue from LTSC in an amount equal to our 44% guarantee of LTSC's debt and these deferrals are being recognized as the guaranteed debt is repaid. At August 28, 2004, deferred service revenue totaling $0.9 million is included in Deferred Revenue and Advance Billings in our Consolidated Balance Sheets.

TIMES SQUARED INCORPORATED

We guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") for which we received no monetary consideration. The amount outstanding under the lease at August 28, 2004, was $2.2 million. Our guarantee expires in December 2013. Times Squared is a nonprofit corporation established to provide, among other things, secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

LOTTERY TECHNOLOGY ENTERPRISES

We have a 1% interest in Lottery Technology Enterprises ("LTE"), a joint venture between us and District Enterprise for Lottery Technology Applications of Washington, D.C. ("DELTA"). The joint venture agreement terminates on December 31, 2012. LTE holds a 10-year contract (which expires in November 2009) with the District of Columbia Lottery and Charitable Games Control Board. Under Washington, D.C. law, by virtue of our 1% interest in LTE, we may be jointly and severally liable, with DELTA, for the obligations of the joint venture.


NOTE 11 -- COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                       Three Months Ended        Six Months Ended
                                     ----------------------   -----------------------
                                     August 28,  August 23,   August 28,   August 23,
                                        2004        2003         2004         2003
                                     ----------  ----------   ----------   ----------
                                                  (Dollars in thousands)
Net income                           $   53,081  $   48,476   $  106,696   $   89,502

Other comprehensive income (loss),
   net of tax
    Foreign currency translation          1,954      (4,113)        (266)       5,104
    Unrecognized net gain (loss) on
      derivative instruments                513       4,000        1,407       (1,048)
    Unrealized loss on investments            -          (1)          (2)          (1)
                                     ----------  ----------   ----------   ----------
Comprehensive income                 $   55,548  $   48,362   $  107,835   $   93,557
                                     ==========  ==========   ==========   ==========


NOTE 12 - SALE OF INVESTMENT

At February 28, 2004, we held a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"), an entity that manages a racino for Harrington Raceway, Inc. ("Harrington"). During the first quarter of fiscal 2005, we sold our 50% interest in GED to Harrington for $11.8 million and recognized a gain of $10.9 million which was recorded in Other Income (Expense) in our Consolidated Income Statements.

NOTE 13 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                                          Three Months Ended                   Six Months Ended
                                                     ----------------------------        ----------------------------
                                                     August 28,        August 23,        August 28,        August 23,
                                                        2004              2003              2004              2003
                                                     ----------        ----------        ----------        ----------
                                                       (Dollars and shares in thousands, except per share amounts)

Numerator:
   Net income (Numerator for basic earnings
     per share)                                      $  53,081         $  48,476         $ 106,696         $  89,502

Effect of dilutive securities:
   Interest expense on 1.75% Convertible
     Debentures, net of tax                                518               517             1,047               662
                                                     ---------         ---------         ---------         ---------
Numerator for diluted earnings per share             $  53,599         $  48,993         $ 107,743         $  90,164
                                                     =========         =========         =========         =========
Denominator:
   Denominator for basic earnings per share-
   weighted-average shares                             117,070           115,836           117,848           114,826

Effect of dilutive securities:
   1.75% Convertible Debentures                         12,727            12,727            12,727             7,902
   Employee stock options                                2,744             2,968             3,062             3,052
   Unvested restricted and stock bonus
     discount shares                                       202               284               223               208
                                                     ---------         ---------         ---------         ---------
     Dilutive potential common shares                   15,673            15,979            16,012            11,162

Denominator for diluted earnings per
     share-adjusted weighted-average shares
     and assumed conversions                           132,743           131,815           133,860           125,988
                                                     =========         =========         =========         =========

Basic earnings per share                             $     .45         $     .42         $     .91         $     .78
                                                     =========         =========         =========         =========

Diluted earnings per share                           $     .40         $     .37         $     .80         $     .72
                                                     =========         =========         =========         =========

Our 1.75% Convertible Debentures ("Debentures") are convertible at the option of the holder into shares of our common stock at an initial conversion rate of
72.7272 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.75 per share. The Debentures become convertible when, among other circumstances, the closing price of our common stock is more than 120% of the conversion price (approximately $16.50 per share) for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 12.7 million shares issuable upon the conversion of the Debentures.

The Debentures were convertible for all trading days in the quarters ended August 28, 2004 and August 23, 2003, resulting in 12.7 million shares included in the computation of diluted earnings per share.

NOTE 14 - INCOME TAXES

Our effective income tax rate is greater than the statutory rate primarily due to state income taxes. The effective income tax rate is based upon expected income for the year, the composition of income or loss in different jurisdictions and related statutory tax rates, accruals for tax contingencies and the tax consequences or benefits from audits or the resolution of tax contingencies.


NOTE 15 - SUBSEQUENT EVENT

BILLBIRD S.A.

In September 2004, our majority-owned subsidiary, PolCard S.A, completed the acquisition of privately-held BillBird S.A., the leading provider of electronic bill payment services in Poland. See Note 3 "Business Acquisitions" for detailed disclosures.


NOTE 16 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

NOTE 16 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Balance Sheets
August 28, 2004

                                              Parent         Guarantor       Non-Guarantor    Eliminating
                                             Company        Subsidiaries     Subsidiaries        Entries        Consolidated
                                          --------------   --------------   --------------   --------------    --------------
                                                                        (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents              $            -   $           56   $       30,211   $            -    $       30,267
   Trade accounts receivable, net                      -           75,747           58,702                -           134,449
   Due from subsidiaries and affiliates                -           41,404                -          (41,404)                -
   Sales-type lease receivables                        -            3,567            4,281                -             7,848
   Inventories                                         -           52,433           47,266           (5,674)           94,025
   Deferred income taxes                               -           26,171            6,388                -            32,559
   Other current assets                                -           10,111           21,757                -            31,868
                                          --------------   --------------   --------------   --------------    --------------
     Total Current Assets                              -          209,489          168,605          (47,078)          331,016

Systems, Equipment and Other
   Assets Relating to Contracts, net                   -          564,479           93,718           (8,397)          649,800
Investment in Subsidiaries and
   Affiliates                                    582,154          367,878                -         (950,032)                -
Goodwill, net                                          -          116,347          208,569                -           324,916
Property, Plant and Equipment, net                     -           32,116           34,368                -            66,484
Intangible Assets, net                                 -           20,661           51,953                -            72,614
Refundable Performance Deposit                         -                -           20,000                -            20,000
Sales-Type Lease Receivables                           -            6,230            7,434                -            13,664
Other Assets                                           -           15,617           28,241                -            43,858
                                          --------------   --------------   --------------   --------------    --------------
   Total Assets                           $      582,154   $    1,332,817   $      612,888   $   (1,005,507)   $    1,522,352
                                          ==============   ==============   ==============   ==============    ==============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                       $            -   $       38,896   $       34,448   $            -    $       73,344
   Due to subsidiaries and affiliates                  -                -           29,454          (29,454)                -
   Accrued expenses                                    -           29,297           21,584                -            50,881
   Employee compensation                               -           13,269            6,529                -            19,798
   Advance payments from customers                     -           21,487           49,468                -            70,955
   Deferred revenue and advance
     billings                                          -           19,657           12,502                -            32,159
   Income taxes payable                                -           20,867            6,306                -            27,173
   Taxes other than income taxes                       -            9,198           10,245                -            19,443
   Current portion of long-term debt                   -              198            4,650                -             4,848
                                          --------------   --------------   --------------   --------------    --------------
     Total Current Liabilities                         -          152,869          175,186          (29,454)          298,601
Long-Term Debt, less current
   portion                                             -          442,632           31,467                -           474,099
Other Liabilities                                      -           61,697           17,568                -            79,265
Deferred Income Taxes                                  -           67,444           20,789                -            88,233
Shareholders' Equity                             582,154          608,175          367,878         (976,053)          582,154
                                          --------------   --------------   --------------   --------------    --------------
     Total Liabilities and
        Shareholders' Equity              $      582,154   $    1,332,817   $      612,888   $   (1,005,507)   $    1,522,352
                                          ==============   ==============   ==============   ==============    ==============

NOTE 16 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Balance Sheets
February 28, 2004

                                              Parent         Guarantor      Non-Guarantor      Eliminating
                                             Company        Subsidiaries     Subsidiaries        Entries        Consolidated
                                          --------------   --------------   --------------   --------------    --------------
                                                                        (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents              $            -   $       68,956   $       60,383   $            -    $      129,339
   Investment securities
     available-for-sale                                -          221,850                -                -           221,850
   Trade accounts receivable, net                      -           75,590           43,312                -           118,902
   Due from subsidiaries and affiliates                -           49,168                -          (49,168)                -
   Sales-type lease receivables                        -            3,967            3,738                -             7,705
   Inventories                                         -           52,697           29,943           (5,856)           76,784
   Deferred income taxes                               -           30,254            4,142                -            34,396
   Other current assets                                -            5,481           18,945                -            24,426
                                          --------------   --------------   --------------   --------------    --------------
     Total Current Assets                              -          507,963          160,463          (55,024)          613,402

Systems, Equipment and Other
   Assets Relating to Contracts, net                   -          518,976           80,111           (7,725)          591,362
Investment in Subsidiaries and
   Affiliates                                    562,289          162,788                -         (725,077)                -
Goodwill, net                                          -          115,965           72,647                -           188,612
Property, Plant and Equipment, net                     -           28,543           29,033                -            57,576
Intangible Assets, net                                 -           21,850            6,381                -            28,231
Refundable Performance Deposit                         -                -           20,000                -            20,000
Sales-Type Lease Receivables                           -            8,125            9,528                -            17,653
Other Assets                                           -           20,822           21,473                -            42,295
                                          --------------   --------------   --------------   --------------    --------------
   Total Assets                           $      562,289   $    1,385,032   $      399,636   $     (787,826)   $    1,559,131
                                          ==============   ==============   ==============   ==============    ==============
Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                       $            -   $       54,967   $       25,037    $           -    $       80,004
   Due to subsidiaries and affiliates                  -                -           49,168          (49,168)                -
   Accrued expenses                                    -           32,041           15,387                -            47,428
   Employee compensation                               -           29,256            4,725                -            33,981
   Advance payments from customers                     -           45,648           58,480                -           104,128
   Deferred revenue and advance
     billings                                          -            8,282            6,177                -            14,459
   Income taxes payable                                -            4,419            7,975                -            12,394
   Taxes other than income taxes                       -            8,643           10,816                -            19,459
   Current portion of long-term debt                   -          100,886            5,433                -           106,319
                                          --------------   --------------   --------------   --------------    --------------
     Total Current Liabilities                         -          284,142          183,198          (49,168)          418,172
Long-Term Debt, less current
   portion                                             -          430,652           32,563                -           463,215
Other Liabilities                                      -           36,526           17,210                -            53,736
Deferred Income Taxes                                  -           57,842            3,877                -            61,719
Shareholders' Equity                             562,289          575,870          162,788         (738,658)          562,289
                                          --------------   --------------   --------------   --------------    --------------
     Total Liabilities and
        Shareholders' Equity              $      562,289   $    1,385,032   $      399,636   $     (787,826)   $    1,559,131
                                          ==============   ==============   ==============   ==============    ==============

NOTE 16 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended August 28, 2004

                                        Parent         Guarantor      Non-Guarantor     Eliminating
                                       Company        Subsidiaries    Subsidiaries       Entries      Consolidated
                                    ---------------  -------------   ---------------  -------------- --------------
                                                                (Dollars in thousands)
Revenues:
   Services                         $             -  $     176,690   $        71,424  $           -  $      248,114
   Sales of products                              -         40,394            35,007              -          75,401
   Intercompany sales and fees                    -         17,957            10,806        (28,763)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        235,041           117,237        (28,763)        323,515
Costs and expenses:
   Costs of services                              -        101,756            47,569           (844)        148,481
   Costs of sales                                 -         20,380            23,494              -          43,874
   Intercompany cost of sales
     and fees                                     -         21,321             4,286        (25,607)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        143,457            75,349        (26,451)        192,355
                                    ---------------  -------------   ---------------  -------------  --------------

Gross profit                                      -         91,584            41,888         (2,312)        131,160

Selling, general & administrative                 -         20,020             9,869              -          29,889
Research and development                          -          8,454             4,193              -          12,647
                                    ---------------  -------------   ---------------  -------------  --------------
     Operating expenses                           -         28,474            14,062              -          42,536
                                    ---------------  -------------   ---------------  -------------  --------------

Operating income                                  -         63,110            27,826         (2,312)         88,624

Other income (expense):
     Interest income                              -            172               809              -             981
     Equity in earnings (loss) of
       unconsolidated affiliates                  -            573              (280)             -             293
     Equity in earnings of
       consolidated affiliates               53,081         15,781                 -        (68,862)              -
     Other income (expense)                       -          1,071            (2,995)             -          (1,924)
     Interest expense                             -         (3,408)             (311)             -          (3,719)
                                    ---------------  -------------   ---------------  -------------  --------------
                                             53,081         14,189            (2,777)       (68,862)         (4,369)
                                    ---------------  -------------   ---------------  -------------  --------------

Income before income taxes                   53,081         77,299            25,049        (71,174)         84,255

Income taxes                                      -         28,600             9,268         (6,694)         31,174
                                    ---------------  -------------   ---------------  -------------  --------------
Net income                          $        53,081  $      48,699   $        15,781  $     (64,480) $       53,081
                                    ===============  =============   ===============  =============  ==============

NOTE 16 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Six Months Ended August 28, 2004

                                         Parent        Guarantor      Non-Guarantor    Eliminating
                                        Company       Subsidiaries     Subsidiaries      Entries      Consolidated
                                    ---------------  -------------   ---------------  -------------  -------------
                                                                (Dollars in thousands)
Revenues:
   Services                         $             -  $     355,353   $       146,087  $           -  $     501,440
   Sales of products                              -         58,838            43,442              -        102,280
   Intercompany sales and fees                    -         49,863            24,997        (74,860)             -
                                    ---------------  -------------   ---------------  -------------  -------------
                                                  -        464,054           214,526        (74,860)       603,720
Costs and expenses:
   Costs of services                              -        205,830            91,306         (1,362)       295,774
   Costs of sales                                 -         31,748            28,056            (13)        59,791
   Intercompany cost of sales
     and fees                                     -         45,017             8,577        (53,594)             -
                                    ---------------  -------------   ---------------  -------------  -------------
                                                  -        282,595           127,939        (54,969)       355,565
                                    ---------------  -------------   ---------------  -------------  -------------

Gross profit                                      -        181,459            86,587        (19,891)       248,155

Selling, general & administrative                 -         39,462            18,062              -         57,524
Research and development                          -         17,660             8,074              -         25,734
                                    ---------------  -------------   ---------------  -------------  -------------
     Operating expenses                           -         57,122            26,136              -         83,258
                                    ---------------  -------------   ---------------  -------------  -------------

Operating income                                  -        124,337            60,451        (19,891)       164,897

Other income (expense):
     Interest income                              -            785             1,531              -          2,316
     Equity in earnings (loss) of
       unconsolidated affiliates                  -          1,914              (315)             -          1,599
     Equity in earnings of
       consolidated affiliates              106,696         44,022                 -       (150,718)             -
     Other income (expense)                       -           (358)            8,959              -          8,601
     Interest expense                             -         (7,305)             (750)             -         (8,055)
                                    ---------------  -------------   ---------------  -------------  -------------
                                            106,696         39,058             9,425       (150,718)         4,461
                                    ---------------  -------------   ---------------  -------------  -------------

Income before income taxes                  106,696        163,395            69,876       (170,609)       169,358

Income taxes                                      -         60,456            25,854        (23,648)        62,662
                                    ---------------  -------------   ---------------  -------------  -------------

Net income                          $       106,696  $     102,939   $        44,022  $    (146,961) $     106,696
                                    ===============  =============   ===============  =============  =============

NOTE 16 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended August 23, 2003

                                        Parent         Guarantor      Non-Guarantor    Eliminating
                                       Company       Subsidiaries     Subsidiaries       Entries      Consolidated
                                    ---------------  ------------     ------------    -------------   ------------
                                                                (Dollars in thousands)
Revenues:
   Services                         $             -  $     172,895   $        65,124  $           -  $      238,019
   Sales of products                              -          8,469            30,759              -          39,228
   Intercompany sales and fees                    -         18,495            11,628        (30,123)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        199,859           107,511        (30,123)        277,247
Costs and expenses:
   Costs of services                              -         92,010            41,796         (1,001)        132,805
   Costs of sales                                 -          3,694            25,150            (34)         28,810
   Intercompany cost of sales
     and fees                                     -         38,634             3,906        (42,540)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        134,338            70,852        (43,575)        161,615
                                    ---------------  -------------   ---------------  -------------  --------------

Gross profit                                      -         65,521            36,659         13,452         115,632

Selling, general and administrative               -         17,653             9,398              -          27,051
Research and development                          -          9,131             4,975              -          14,106
                                    ---------------  -------------   ---------------  -------------  --------------
     Operating expenses                           -         26,784            14,373              -          41,157
                                    ---------------  -------------   ---------------  -------------  --------------

Operating income                                  -         38,737            22,286         13,452          74,475

Other income (expense):
     Interest income                              -            201               820              -           1,021
     Equity in earnings of
       unconsolidated affiliates                  -          1,381             1,310              -           2,691
     Equity in earnings of
       consolidated affiliates               48,476         15,035                 -        (63,511)              -
     Other income (expense)                       -            711              (246)             -             465
     Interest expense                             -         (1,399)             (306)             -          (1,705)
                                    ---------------  -------------   ---------------  -------------  --------------
                                             48,476         15,929             1,578        (63,511)          2,472
                                    ---------------  -------------   ---------------  -------------  --------------

Income before income taxes                   48,476         54,666            23,864        (50,059)         76,947

Income taxes                                      -         20,226             8,829           (584)         28,471
                                    ---------------  -------------   ---------------  -------------  --------------

Net income                          $        48,476  $      34,440   $        15,035  $     (49,475) $       48,476
                                    ===============  =============   ===============  =============  ==============

NOTE 16 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Six Months Ended August 23, 2003

                                        Parent         Guarantor      Non-Guarantor    Eliminating
                                       Company       Subsidiaries     Subsidiaries       Entries      Consolidated
                                    ---------------  ------------     ------------    -------------   ------------
                                                                (Dollars in thousands)
Revenues:
   Services                         $             -  $     339,198   $       122,359  $           -  $      461,557
   Sales of products                              -         20,085            35,190              -          55,275
   Intercompany sales and fees                    -         45,342            21,933        (67,275)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        404,625           179,482        (67,275)        516,832
Costs and expenses:
   Costs of services                              -        182,031            79,618         (2,047)        259,602
   Costs of sales                                 -          9,981            27,512            (54)         37,439
   Intercompany cost of sales
     and fees                                     -         54,604             8,552        (63,156)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        246,616           115,682        (65,257)        297,041
                                    ---------------  -------------   ---------------  -------------  --------------

Gross profit                                      -        158,009            63,800         (2,018)        219,791

Selling, general and administrative               -         35,686            15,645              -          51,331
Research and development                          -         19,815             8,681              -          28,496
                                    ---------------  -------------   ---------------  -------------  --------------
     Operating expenses                           -         55,501            24,326              -          79,827
                                    ---------------  -------------   ---------------  -------------  --------------

Operating income                                  -        102,508            39,474         (2,018)        139,964

Other income (expense):
     Interest income                              -            560             1,649              -           2,209
     Equity in earnings of
       unconsolidated affiliates                  -          2,571             2,049              -           4,620
     Equity in earnings of
       consolidated affiliates               89,502         24,513                 -       (114,015)              -
     Other income (expense)                       -          2,729            (3,444)             -            (715)
     Interest expense                             -         (3,192)             (819)             -          (4,011)
                                    ---------------  -------------   ---------------  -------------  --------------
                                             89,502         27,181              (565)      (114,015)          2,103
                                    ---------------  -------------   ---------------  -------------  --------------

Income before income taxes                   89,502        129,689            38,909       (116,033)        142,067

Income taxes                                      -         47,985            14,396         (9,816)         52,565
                                    ---------------  -------------   ---------------  -------------  --------------

Net income                          $        89,502  $      81,704   $        24,513  $    (106,217) $       89,502
                                    ===============  =============   ===============  =============  ==============

NOTE 16 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Six Months Ended August 28, 2004

                                                Parent        Guarantor      Non-Guarantor    Eliminating
                                               Company      Subsidiaries     Subsidiaries       Entries      Consolidated
                                           ---------------  ------------     ------------    -------------   ------------
                                                                         (Dollars in thousands)
Net cash provided by operating
   activities                              $             -  $     166,112   $         7,380  $      (1,735) $      171,757

Investing Activities
   Acquisitions (net of cash acquired)                   -              -          (192,402)             -        (192,402)
   Purchases of systems, equipment
     and other assets relating to
     contracts                                           -        (99,433)          (15,313)         1,735        (113,011)
   Purchases of available-for-sale
     investment securities                               -        (50,150)                -              -         (50,150)
   Maturities and sales of
     available-for-sale investment
     securities                                          -        272,000                 -              -         272,000
   Proceeds from sale of investment                      -              -            11,773              -          11,773
   Purchases of property, plant
    and equipment                                        -         (6,293)              (66)             -          (6,359)
   Increase in restricted cash                           -              -            (5,112)             -          (5,112)
   Investment in advances to
     unconsolidated subsidiaries                         -              -            (1,435)             -          (1,435)
                                           ---------------  -------------   ---------------  -------------  --------------
Net cash provided by (used for)
     investing activities                                -        116,124          (202,555)         1,735         (84,696)

Financing Activities
   Net proceeds from issuance of
     long-term debt                                      -         15,000                 -              -          15,000
   Principal payments on long-term
     debt                                                -        (90,000)           (2,249)             -         (92,249)
   Purchases of treasury stock                     (82,808)             -                 -              -         (82,808)
   Redemption premium paid in
     connection with the early
     retirement of debt                                  -        (10,610)                -              -         (10,610)
   Dividends paid                                  (20,135)             -                 -              -         (20,135)
   Proceeds from stock options                       4,966              -                 -              -           4,966
   Intercompany capital transactions                97,177       (265,177)          168,000              -               -
   Other                                               800            (61)                -              -             739
                                           ---------------  -------------   ---------------  -------------  --------------
Net cash provided by (used for)
     financing activities                                -       (350,848)          165,751              -        (185,097)
Effect of exchange rate changes
     on cash                                             -           (288)             (748)             -          (1,036)
                                           ---------------  -------------   ---------------  -------------  --------------
Decrease in cash and
     cash equivalents                                    -        (68,900)          (30,172)             -         (99,072)
Cash and cash equivalents at
     beginning of period                                 -         68,956            60,383              -         129,339
                                           ---------------  -------------   ---------------  -------------  --------------
Cash and cash equivalents at end
     of period                             $             -  $          56   $        30,211  $           -  $       30,267
                                           ===============  =============   ===============  =============  ==============

NOTE 16 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Six Months Ended August 23, 2003

                                           Parent         Guarantor      Non-Guarantor    Eliminating
                                          Company       Subsidiaries     Subsidiaries       Entries      Consolidated
                                       ---------------  -------------   ---------------  -------------  --------------
                                                                    (Dollars in thousands)
Net cash provided by operating
   activities                          $             -  $     109,427   $        61,340  $        (313) $      170,454

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                       -       (137,541)           (6,546)           313        (143,774)
   Acquisitions (net of cash acquired)               -              -           (41,023)             -         (41,023)
   License fee                                       -        (12,500)                -              -         (12,500)
   Purchases of property, plant
     and equipment                                   -         (6,285)                -              -          (6,285)
   Investments in and advances to
     unconsolidated subsidiaries                     -         (1,185)                -              -          (1,185)
                                       ---------------  -------------   ---------------  -------------  --------------
Net cash used for investing
     activities                                      -       (157,511)          (47,569)           313        (204,767)

Financing Activities
   Net proceeds from issuance
     of long-term debt                               -              -             1,409              -           1,409
   Principal payments on long-term
     debt                                            -              -            (2,146)             -          (2,146)
   Dividends paid                               (9,883)             -                 -              -          (9,883)
   Proceeds from stock options                  21,101              -                 -              -          21,101
   Intercompany capital transactions           (11,688)        11,688                 -              -               -
   Other                                           470              -              (954)             -            (484)
                                       ---------------  -------------   ---------------  -------------  --------------
Net cash provided by (used for)
     financing activities                            -         11,688            (1,691)             -           9,997
Effect of exchange rate changes
     on cash                                         -            100             2,364              -           2,464
                                       ---------------  -------------   ---------------  -------------  --------------
Increase (decrease) in cash and
     cash equivalents                                -        (36,296)           14,444              -         (21,852)
Cash and cash equivalents at
     beginning of period                             -         88,739            27,435              -         116,174
                                       ---------------  -------------   ---------------  -------------  --------------
Cash and cash equivalents at end
     of period                         $             -  $      52,443   $        41,879  $           -  $       94,322
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

- OUR BUSINESS - a general description of our business; Brazilian legal proceedings; acquisitions; our common stock split and treasury stock retirement; and other business developments.

- OPERATIONS REVIEW - an analysis of our consolidated results of operations for the three and six month periods ended August 28, 2004 and August 23, 2003 presented in our financial statements. We operate in one business - Transaction Processing, and we have a single operating and reportable business segment. Therefore, our discussions are not quantified by segment results.

- LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION - an analysis of cash flows, financial position, and potential commitments.

- FINANCIAL RISK MANAGEMENT AND DIVIDEND POLICY - information about financial risk management; interest rate market risk; equity price risk; foreign currency exchange rate risk; and our dividend policy.

- SUBSEQUENT EVENT - information about a business acquisition that occurred subsequent to August 28, 2004.

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

- we may be subject to adverse determinations in pending legal proceedings (including recently announced legal proceedings in Brazil) which could result in substantial monetary judgments or reputational damage;

- our lottery operations are dependent upon our continued ability to retain and extend our existing contracts and win new contracts;

- slow growth or declines in sales of online lottery goods and services could lead to lower revenues and cash flow;

- we derive close to half of our revenues from foreign jurisdictions (including over ten percent in fiscal 2004 from Brazilian operations) and are subject to the economic, political and social instability risks of doing business in foreign jurisdictions;

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

- we may not be able to respond to technological changes or to satisfy future technology demands of our customers, in which case we could fall behind our competitors;

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

We are a global technology services company providing software, networks and professional services that power high-performance solutions. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 53 countries worldwide and we have a growing presence in commercial gaming technology ("Gaming solutions") and financial services transaction processing ("Commercial services"). A comparison of our revenue concentration is as follows:

                                     Six Months
                                       Ended
                                      August 28,             Fiscal               Fiscal
Consolidated Revenues                  2004                   2004                 2003
---------------------               --------------        -------------        --------------
Lottery                                  88%                   91%                  93%
Commercial services                       7%                    7%                   5%
Gaming solutions                          5%                    2%                   2%
                                    --------------        -------------        --------------
                                        100%                  100%                 100%
                                    ==============        =============        ==============

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

Our business is highly regulated, and the competition to secure new government contracts is often intense. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Because such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See the following for further information concerning these matters and other contingencies:

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

A June 25, 2004 ruling in a civil action initiated by federal attorneys with Brazil's Public Ministry will have the effect of materially reducing payments that we otherwise would receive from our lottery contract with CEF, which expires in May 2005. This ruling has ordered that 30% of payments subsequent to the June 25, 2004 ruling due to GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") from CEF, be withheld and deposited in an account maintained by the Court. In addition, the ruling ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition. As of August 28, 2004, GTECH Brazil assets approximated $25.2 million as follows (dollars in millions):

Systems, Equipment and Other Assets Relating to Contracts, net               $              7.8
Cash                                                                                        5.1
                                                                             ------------------
      Assets restricted from transfer or disposition                         $             12.9
All other                                                                                  12.3
                                                                             ------------------
GTECH Brazil assets at August 28, 2004                                       $             25.2
                                                                             ==================

The restricted cash is included in Other Assets in our Consolidated Balance
Sheet.

We estimate that this decision will reduce our service revenues and pre-tax profits from our CEF contract by approximately $22 million to $25 million during fiscal 2005. Pending our appeal of this ruling, we are undertaking a comprehensive review of our service and investment levels in Brazil. Refer to "Legal Proceedings - Brazilian-Related Legal Proceedings" in Part II, Item 1 in this report; and Part 1, Item 3, "Legal Proceedings - Brazilian Legal Proceedings, The CEF Contract Extension Proceedings," and Note 13 to the Consolidated Financial Statements in our fiscal 2004 Annual Report on Form 10-K for detailed disclosures regarding this, and related matters.

ACQUISITIONS

BILLBIRD S.A.

In September 2004 (after the close of our fiscal 2005 second quarter), our majority-owned subsidiary, PolCard S.A. ("PolCard"), acquired privately-held BillBird S.A ("BillBird"), the leading provider of electronic bill payment services in Poland, for an all-cash purchase price of approximately $6.0 million. By combining BillBird and PolCard (which is the leading debit and credit card merchant transaction acquirer and processor company in Poland), we will enhance our market strategy of providing a product suite including debit and credit transaction processing, card and ATM management services, electronic bill payments, and prepaid mobile phone top-ups.

SPIELO MANUFACTURING INCORPORATED

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

LEEWARD ISLANDS LOTTERY HOLDING COMPANY INC.

During the first quarter of fiscal 2005, we acquired privately-held Leeward Islands Lottery Holding Company Inc. ("LILHCo"), a lottery operating company headquartered on the Caribbean islands of Antigua and St. Croix, for an all-cash purchase price of approximately $40 million. By acquiring Caribbean-based LILHCo, we will enhance our strategic foothold in that region, as well as provide significant growth opportunities in additional jurisdictions throughout the Caribbean.

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

COMMON STOCK SPLIT AND TREASURY STOCK RETIREMENT

On June 17, 2004, our Board of Directors approved a 2-for-1 common stock split, payable in the form of a stock dividend, which entitled each shareholder of record on July 1, 2004 to receive one share of common stock for each outstanding share of common stock held on that date. The stock dividend was distributed on July 30, 2004. All references to common shares and per share amounts herein have been restated to reflect the stock split for all periods presented.

In connection with the declaration of the stock dividend, our Board of Directors approved the retirement of 69.8 million shares of our common stock held in treasury on July 29, 2004 (stated on a basis reflecting the stock split which occurred subsequent to the retirement). The $528.8 million of treasury stock at the time of the retirement was eliminated from treasury stock through a charge to retained earnings and common stock.

OTHER BUSINESS DEVELOPMENTS

In April 2004, we were notified that our selection in February 2004 as the apparent successful vendor to provide equipment and services for a new online lottery system and associated telecommunications network in Mexico to Pronosticos para la Asistencia Publica ("Pronosticos") was retracted. As part of a ruling by the Mexican Comptroller Ministry on a protest filed by unsuccessful competitors, our bid was declared non-compliant and disqualified. In May 2004, we challenged the Comptroller's decision.

In August 2004, the Mexican Comptroller Ministry declared our bid compliant and reinstated our contract award. In September 2004 (after the close of our fiscal 2005 second quarter), we signed a six-year integrated services contract with Pronosticos which is expected to commence in September 2005.



OPERATIONS REVIEW

COMPARISON OF THE THREE MONTH PERIODS ENDED AUGUST 28, 2004 AND AUGUST 23,
2003


TOTAL REVENUES                                      Three Months Ended
                                   ----------------------------------------------------------
                                                                              Change
                                     August 28,        August 23,      ----------------------
                                       2004              2003              $           %
                                   --------------   --------------     --------     ------
                                                    (dollars in millions)
Services                           $        248.1   $        238.0     $   10.1        4.2
Sales of products                            75.4             39.2         36.2       92.3
                                   --------------   --------------     --------     ------
                                   $        323.5   $        277.2     $   46.3       16.7
                                   ==============   ==============     ========     ======

SERVICE REVENUES AND GROSS MARGIN

                                                    Three Months Ended
                                   ----------------------------------------------------------
                                                                              Change
                                     August 28,        August 23,      ----------------------
                                       2004              2003             $            %
                                   --------------   ------------       ------       ------
                                                    (dollars in millions)
Domestic lottery                   $        129.2   $      126.4       $  2.8          2.2
International lottery                        91.2           87.4          3.8          4.3
Commercial services                          19.4           19.5         (0.1)        (0.5)
Gaming solutions                              7.6            4.0          3.6         90.0
All other                                     0.7            0.7            -          -
                                   --------------     ----------       ------       ------
                                   $        248.1     $    238.0       $ 10.1          4.2
                                   ==============     ==========       ======       ======

                                                     Three Months Ended
                                   ---------------------------------------------------------
                                                                              Change
                                      August 28,      August 23,         -----------------
                                         2004            2003            Percentage Points
                                      ----------      ----------         -----------------
Service gross margin                       40.2%           44.2%                      (4.0)

The 2.2% increase in domestic lottery service revenues was primarily due to higher service revenues from an increase in sales by our domestic lottery customers of approximately 6% with the balance principally due to the impact of the Interlott acquisition in the third quarter of fiscal 2004, along with the launch of our new service contract in Tennessee, partially offset by contractual rate changes and lower jackpot activity. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels, such as Keno.

The 4.3% increase in international lottery service revenues includes higher service revenues from an increase in sales by our international lottery customers of approximately 2%, with the balance of the increase due to higher jackpot activity and favorable foreign exchange rates, partially offset by the impact of contractual rate changes and lower revenues from Brazil related to the court order to withhold 30% of our revenues. While we are not able to quantify precisely the reasons for increases in sales by our international lottery customers, we believe that in general, such increases are attributable to more rapid growth rates typical of newer lottery jurisdictions, the successful introduction of new games and modifications to existing games (such as matrix changes and more frequent drawings).

The 0.5% decrease in commercial transaction processing service revenues was primarily due to lower revenues from Brazil related to the court order to withhold 30% of our revenues, partially offset by an increase of approximately 11% in transaction volumes.

The 90.0% increase in gaming solutions service revenues was primarily due to the acquisition of Spielo and the installation of additional video lottery terminals in the state of Rhode Island.

Our service margins were down 4.0 percentage points from last year, primarily due to contractual rate changes and the lower margins from Brazil related to the court order to withhold 30% of our revenues, along with the impact of higher depreciation and amortization related principally to contract renewals and the implementation of new contracts.

PRODUCT REVENUES AND GROSS MARGIN

                                                       Three Months Ended
                                   --------------------------------------------------------
                                                                              Change
                                     August 28,       August 23,       --------------------
                                       2004             2003                $          %
                                   ------------       ----------         -------     -----
                                                     (dollars in millions)
Sales of products                  $       75.4       $     39.2         $  36.2      92.3

                                                       Three Months Ended
                                   -------------------------------------------------------
                                                                              Change
                                     August 28,       August 23,         -----------------
                                       2004             2003             Percentage Points
                                     ----------       ----------         -----------------
                                                  (dollars in millions)
Product gross margin                       41.8%            26.6%                     15.2

Product sales were up principally due to the sale of lottery terminals to our customers in Belgium and Spain. Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. Our product margins were up
15.2 percentage points over last year, primarily due to the different mix of sales, with the current year quarter including a high volume of lottery terminal sales that carried higher margins than the prior year overall margin.

OPERATING EXPENSES

Operating expenses are comprised of selling, general and administrative (SG&A) expenses and research and development (R&D) expenses.

                                                       Three Months Ended
                                   ---------------------------------------------------------
                                                                                Change
                                     August 28,       August 23,         -------------------
                                        2004             2003               $            %
                                     ----------       ----------         -------      ------
                                                     (dollars in millions)
SG&A expenses                        $     29.9       $     27.1         $   2.8        10.3
R&D expenses                               12.6             14.1            (1.5)      (10.6)
                                     ----------       ----------         -------       ------
                                     $     42.5       $     41.2         $   1.3         3.2
                                     ==========       ==========         =======       ======

PERCENTAGE OF TOTAL REVENUE

SG&A expenses                            9.2%             9.7%
R&D expenses                             3.9%             5.1%

The $2.8 million increase in SG&A expenses was principally due to higher legal expenses associated with acquisition related activity, ongoing legal activities in Brazil, and an acceleration in regulatory licensing activity in worldwide commercial gaming markets, along with the consolidation of our recent Spielo acquisition. The $1.5 million decrease in R&D expenses was primarily due to the timing of development initiatives, partially offset by the impact of the Spielo acquisiton.


EQUITY EARNINGS                                        Three Months Ended
                                   ----------------------------------------------------------
                                                                              Change
                                    August 28,       August 23,        ----------------------
                                      2004             2003                $             %
                                   ------------    --------------      ----------   ---------
                                                     (dollars in millions)
Equity earnings                    $        0.3    $          2.7      $    (2.4)      (88.8)

Equity earnings were down $2.4 million from last year, primarily due to the sale in April 2004 of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.

OTHER INCOME (EXPENSE)

The components of other income in the second quarters of fiscal 2005 and fiscal 2004 are as follows:

                                                       Three Months Ended
                                   ----------------------------------------------------------
                                                                              Change
                                    August 28,       August 23,        ----------------------
                                      2004             2003                $            %
                                   ------------    --------------      ----------   ---------
                                                     (dollars in millions)
Minority interest in
    consolidated subsidiaries      $     (1.1)     $        (1.0)      $    (0.1)      (10.0)
Foreign exchange gains (losses)          (0.8)               1.2            (2.0)    (>100.0)
Other                                       -                0.3            (0.3)     (100.0)
                                   ----------      -------------       ---------     -------
                                   $     (1.9)     $         0.5       $    (2.4)    (>100.0)
                                   ==========      =============       =========     =======

Minority interest in consolidated subsidiaries principally relates to our controlling interests in PolCard S.A and Wireless Business Solutions (Proprietary) Limited.


INTEREST EXPENSE                                      Three Months Ended
                                   ---------------------------------------------------------
                                                                              Change
                                    August 28,      August 23,        ----------------------
                                      2004             2003                $            %
                                   ------------    ------------       ----------    --------
                                                     (dollars in millions)
Interest expense                   $        3.7    $        1.7       $      2.0      >100.0

Interest expense was up $2.0 million over last year primarily due to higher debt balances resulting from the issuance of $250 million of 4.75% Senior Notes in the third quarter of fiscal 2004.

INCOME TAXES

Our effective income tax rate of 37% in the second quarter of fiscal 2005 was comparable to the second quarter of fiscal 2004. We currently expect that our full-year effective income tax rate will be in a range of 35% to 36% based on the pending resolution of certain tax contingencies and the recent acquisitions of non-U.S.-based companies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our income tax rate may vary, however, depending on the composition of income or loss in different countries and the resolution of audits and tax contingencies. We expect our third quarter income tax rate to be in a range of approximately 30% to 33%.

COMPARISON OF THE SIX MONTH PERIODS ENDED AUGUST 28, 2004 AND AUGUST 23, 2003


TOTAL REVENUES                                        Six Months Ended
                                   ---------------------------------------------------------
                                                                               Change
                                      August 28,       August 23,      ---------------------
                                        2004             2003               $            %
                                   --------------   --------------     ----------       ----
                                                     (dollars in millions)
Services                           $        501.4   $        461.5     $    39.9         8.6
Sales of products                           102.3             55.3          47.0        85.0
                                   --------------   --------------     ---------        ----
                                   $        603.7   $        516.8     $    86.9        16.8
                                   ==============   ==============     =========        ====

SERVICE REVENUES AND GROSS MARGIN

                                                        Six Months Ended
                                   ---------------------------------------------------------
                                                                              Change
                                     August 28,       August 23,       ---------------------
                                        2004             2003               $            %
                                   --------------   --------------     ----------       ----
                                                     (dollars in millions)
Domestic lottery                   $        257.3   $        247.3     $    10.0         4.0
International lottery                       189.7            173.2          16.5         9.5
Commercial services                          39.8             31.5           8.3        26.3
Gaming solutions                             13.1              8.2           4.9        59.8
All other                                     1.5              1.3           0.2        15.4
                                   --------------   --------------     ---------        ----
                                   $        501.4   $        461.5     $    39.9         8.6
                                   ==============   ==============     =========        ====

                                                        Six Months Ended
                                      ---------------------------------------------------
                                                                              Change
                                      August 28,       August 23,        -----------------
                                         2004             2003           Percentage Points
                                      ----------       ----------        -----------------
Service gross margin                       41.0%            43.8%               (2.8)

The 4.0% increase in domestic lottery service revenues was primarily due to higher service revenues from an increase in sales by our domestic lottery customers of approximately 6% with the balance principally due to the impact of the Interlott acquisition in the third quarter of fiscal 2004, along with the launch of our new service contract in Tennessee, partially offset by contractual rate changes.

The 9.5% increase in international lottery service revenues includes higher service revenues from an increase in sales by our international lottery customers of approximately 3%, with the balance of the increase due to favorable foreign exchange rates and higher jackpot activity, partially offset by lower revenues from Brazil related to the court order to withhold 30% of our revenues.

The 26.3% increase in commercial transaction processing service revenues includes higher service revenues from an increase in sales by our commercial transaction processing customers of approximately 13.0%, with the balance of the increase due to the acquisition of PolCard in the second quarter of fiscal 2004, partially offset by lower revenues from Brazil related to the court order to withhold 30% of our revenues.

The 59.8% increase in gaming solutions service revenues was primarily due to the acquisition of Spielo and the installation of additional video lottery terminals in existing jurisdictions.

Our service margins were down 2.8 percentage points from last year, primarily due to contractual rate changes and the lower margins from Brazil related to the court order to withhold 30% of our revenues, along with the impact of higher depreciation and amortization related principally to contract renewals and the implementation of new contracts. These decreases were partially offset by an increase in sales by our lottery and commercial transaction processing customers.

PRODUCT REVENUES AND GROSS MARGIN

                                                       Six Months Ended
                                   ---------------------------------------------------------
                                                                               Change
                                     August 28,       August 23,       ---------------------
                                       2004             2003               $             %
                                   --------------   --------------     ----------       ----
                                                     (dollars in millions)
Product revenues                   $        102.3   $         55.3     $    47.0        85.0

                                                       Six Months Ended
                                    -----------------------------------------------------
                                                                              Change
                                    August 28,       August 23,         -----------------
                                       2004             2003            Percentage Points
                                    -------------    -------------      -----------------
Product gross margin                        41.5%            32.3%             9.2

Product sales were up principally due to the sale of lottery terminals to our customers in Belgium and Spain, along with the impact of acquisitions. Our product margins were up 9.2 percentage points over last year, primarily due to the different mix of sales, with the current year quarter including a high volume of lottery terminal sales that carried higher margins than the prior year overall margin.

OPERATING EXPENSES

Operating expenses include selling, general and administrative (SG&A) expenses and research and development (R&D) expenses.

                                                          Six Months Ended
                                   ---------------------------------------------------------
                                                                               Change
                                     August 28,       August 23,       ---------------------
                                       2004             2003               $             %
                                   --------------   --------------     ----------       ----
                                                  (dollars in millions)
SG&A expenses                      $         57.5   $         51.3     $     6.2        12.1
R&D expenses                                 25.7             28.5          (2.8)       (9.8)
                                   --------------   --------------     ---------        ----
                                   $         83.2   $         79.8     $     3.4         4.3
                                   ==============   ==============     =========        ====

PERCENTAGE OF TOTAL REVENUE

SG&A expenses                                9.5%             9.9%
R&D expenses                                 4.3%             5.5%

The $6.2 million increase in SG&A expenses was principally due to the consolidation of our acquisitions of Spielo, PolCard and Interlott. The $2.8 million decrease in R&D expenses was primarily due to the timing of development initiatives, partially offset by the impact of the Spielo acquisition.


EQUITY EARNINGS                                        Six Months Ended
                                   ---------------------------------------------------------
                                                                              Change
                                     August 28,       August 23,       ---------------------
                                       2004             2003               $             %
                                   --------------   --------------     ----------      -----
                                                  (dollars in millions)
Equity earnings                    $          1.6   $          4.6     $    (3.0)      (65.2)

Equity earnings were down $3.0 million from last year, primarily due to the sale in April 2004 of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.

OTHER INCOME (EXPENSE)

The components of other income in the first six months of fiscal 2005 and fiscal 2004 are as follows:

                                                        Six Months Ended
                                   ---------------------------------------------------------
                                                                              Change
                                      August 28,       August 23,      --------------------
                                        2004             2003               $           %
                                   --------------   --------------     ----------    -------
                                                     (dollars in millions)
Gain on sale of investment         $         10.9   $            -     $    10.9       100.0
Foreign exchange gains (losses)              (0.2)             0.4          (0.6)    (>100.0)
Minority interest in
    consolidated subsidiaries                (1.5)            (1.6)          0.1         6.3
Other                                        (0.6)             0.5          (1.1)    (>100.0)
                                   --------------   --------------     ---------     -------
                                   $          8.6   $         (0.7)    $     9.3      >100.0
                                   ==============   ==============     =========     =======

The $10.9 million gain on sale of investment resulted from the sale in April 2004 of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.

Minority interest in consolidated subsidiaries principally relates to our controlling interests in PolCard S.A and Wireless Business Solutions (Proprietary) Limited.


INTEREST EXPENSE                                         Six Months Ended
                                   -----------------------------------------------------------
                                                                                Change
                                     August 28,       August 23,       -----------------------
                                       2004             2003               $              %
                                   --------------   --------------     ---------        ------
                                                      (dollars in millions)
Interest expense                   $          8.1   $          4.0     $     4.1        >100.0

Interest expense was up $4.1 million over last year primarily due to higher debt balances resulting from the issuance of $250 million of 4.75% Senior Notes in the third quarter of fiscal 2004.

WEIGHTED AVERAGE DILUTED SHARES

Weighted average diluted shares in the first six months of fiscal 2005 increased by 7.9 million shares to 133.9 million shares, primarily due to the assumed conversion of our $175 million principal amount of 1.75% Convertible Debentures (the "Debentures") into shares of our common stock, resulting in a decrease to diluted earnings per share of approximately $0.08. These Debentures are convertible at the option of the holder into shares of our common stock at a conversion price of approximately $13.75 per share when, among other circumstances, our stock closes above $16.50 per share for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 12.7 million shares issuable upon the conversion of the Debentures. The Debentures were convertible for all 126 trading days in the first six months of fiscal 2005, and accordingly, 12.7 million shares were included in the computation of diluted earnings per share. For the first six months of fiscal 2004, the Debentures were convertible for 80 out of 127 trading days, and accordingly, 7.9 million shares were included in the computation of diluted earnings per share.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths and we expect to meet our financial commitments and operating needs in the foreseeable future. We expect to use cash generated from operating activities primarily for aggregate contractual obligations and to pay dividends. We expect our growth to be financed through a combination of cash generated from operating activities, existing sources of liquidity, access to capital markets and other sources of capital. Our debt ratings of Baa1 (stable outlook) from Moody's and BBB (stable outlook) from Standard and Poor's contribute to our ability to access capital markets at attractive prices. These ratings reflect several factors, including our strong cash flows and balance sheet.

ANALYSIS OF CASH FLOWS

During the first six months of fiscal 2005, we generated $171.8 million of cash from operations which, along with other sources of liquidity, was principally used to fund the Spielo and LILHCo acquisitions of $192.4 million and to purchase $113.0 million of systems, equipment and other assets relating to contracts. In addition, we repaid the remaining $90.0 million of our 7.87% Senior Notes and paid a related redemption premium of $10.6 million; repurchased $82.8 million, or 3,649,500 shares, of our common stock; and paid cash dividends of $20.1 million. At August 28, 2004, we had $30.3 million of cash and cash equivalents on hand.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2005, excluding net purchases of available-for-sale investment securities of $221.9 million and restricted cash of $5.1 million, will be in the range of $520 million to $540 million, including investments we made to acquire Spielo and LILHCo. We expect our principal sources of liquidity to be existing cash along with cash we generate from operations and borrowings under our revolving credit facility. Our credit facility provides for an unsecured revolving line of credit of $300 million and matures in June 2006. As of August 28, 2004, we had $15.0 million of borrowings under the credit facility. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of August 28, 2004, after considering $29.1 million of letters of credit issued and outstanding, there was $255.9 million available for borrowing under the Credit Facility.

We currently expect that our cash flow from operations, existing cash, available borrowings under our credit facility and access to additional sources of capital will be sufficient, for the foreseeable future, to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund all or a portion of the cash needed for potential acquisitions, to pay dividends, to fund the capital requirements under our Master Contract with the Rhode Island Lottery and to repurchase shares of our common stock, from time to time, under our share repurchase programs. We may also seek alternative sources of financing to fund certain of our obligations under our Master Contract with the Rhode Island Lottery and to fund future potential acquisitions and growth opportunities that are not currently contemplated in the $520 million to $540 million we estimate we will need in fiscal 2005 for the uses disclosed above.

FINANCIAL POSITION

Our balance sheet as of August 28, 2004, as compared to our balance sheet as of February 28, 2004, was impacted by our acquisitions of Spielo and LILHCo. Drivers of the material changes in each specific balance sheet category are described below.

Investment securities available-for-sale decreased by $221.9 million from February 28, 2004, reflecting the $192.4 million payment for the Spielo and LILHCo acquisitions.

Trade accounts receivable, net increased by $15.5 million, from $118.9 million at February 28, 2004 to $134.4 million at August 28, 2004, primarily due to receivables related to product sales recorded in the second quarter of fiscal 2005.

Inventories increased by $17.2 million, from $76.8 million at February 28, 2004 to $94.0 million at August 28, 2004, primarily due to inventory associated with the acquisition of Spielo and finished lottery terminals to be delivered to domestic lottery customers.

Systems, equipment and other assets relating to contracts, net, increased by $58.4 million, from $591.4 million at February 28, 2004 to $649.8 million at August 28, 2004, primarily due to the purchase of $113.0 million of systems, equipment and other assets relating to contracts (principally related to lottery system implementations in Florida, Wisconsin and Tennessee, lottery equipment installations in Texas, and the acquisition of Spielo), partially offset by depreciation expense.

Goodwill, net, increased by $136.3 million, from $188.6 million at February 28, 2004 to $324.9 million at August 28, 2004, primarily due to the acquisitions of Spielo and LILHCo.

Intangible assets, net, increased by $44.4 million, from $28.2 million at February 28, 2004 to $72.6 million at August 28, 2004, due to intangible assets recorded as a result of our acquisitions of Spielo and LILHCo.

Employee compensation decreased by $14.2 million, from $34.0 million at February 28, 2004 to $19.8 million at August 28, 2004, primarily due to the payment of incentive compensation and profit sharing in April 2004, partially offset by current year provisions for incentive compensation.

Advance payments from customers decreased by $33.1 million, from $104.1 million at February 28, 2004 to $71.0 million at August 28, 2004, primarily due to the recognition of sales of lottery terminals to our customers in Belgium and Spain.

Deferred revenue and advance billings increased by $17.7 million, from $14.5 million at February 28, 2004 to $32.2 million at August 28, 2004, primarily due to customer progress billings related to product sales expected to be recorded in the second half of fiscal 2005.

Income taxes payable increased by $14.8 million, from $12.4 million at February 28, 2004 to $27.2 million at August 28, 2004, primarily due to the timing of estimated tax payments.

Current portion of long-term debt decreased by $101.5 million, from $106.3 million at February 28, 2004 to $4.8 million at August 28, 2004, primarily due to the repurchase in the first quarter of fiscal 2005 of the remaining $90.0 million of our 7.87% Senior Notes.

Long-term debt, less current portion increased by $10.9 million, from $463.2 million at February 28, 2004 to $474.1 million at August 28, 2004, primarily due to borrowings on our $300 million credit facility.

Other liabilities increased by $25.6 million, from $53.7 million at February 28, 2004 to $79.3 million at August 28, 2004, primarily due to an advance payment we received from a domestic facilities management lottery customer.

Deferred income taxes increased by $26.5 million, from $61.7 million at February 28, 2004 to $88.2 million at August 28, 2004 primarily due to deferred taxes associated with the Spielo and LILHCo acquisitions, along with $6.6 million of accelerated tax deductions relating to depreciation on investments in new and existing lottery systems.

Cost of treasury shares decreased by $454.5 million, from $473.7 million at February 28, 2004 to $19.2 million at August 28, 2004 primarily due to the constructive retirement of 69.8 million treasury shares on July 29, 2004 (stated on the basis reflecting the stock split which occurred subsequent to the constructive retirement).

POTENTIAL COMMITMENTS

Master Contract with the Rhode Island Lottery

As previously reported, on May 12, 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the payment of the $12.5 million up-front license fee; the provision of new online and video lottery related hardware, software and services; the development of a new world headquarters facility of at least 210,000 square feet in Providence, Rhode Island by December 31, 2006; and the making of improvements to our existing manufacturing facility in West Greenwich, Rhode Island. We have agreed to employ at least 1,000 people full-time in Rhode Island by the end of calendar year 2005 and maintain that level of employment thereafter. In the event the State of Rhode Island takes certain actions which affect our financial performance, we will be automatically released from the employment obligation. In addition to being released from the employment obligation, we would be released from our obligations to invest (or cause to be invested) the $100 million, replace the online lottery gaming system, deliver certain other online lottery deliverables and replace the video lottery central system (all to the extent such obligations remain unperformed) and would be entitled to a refund of a pro-rata portion of the license fee. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2008 as follows: (i) approximately $24 million that was invested during fiscal 2004; (ii) approximately $22 million that will be invested during fiscal 2005; (iii) approximately $44 million that will be invested during fiscal 2006; and (iv) the balance that will be invested during fiscal 2007. The Lottery may terminate the Master Contract in the event that we fail to meet our obligations as stated above.

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

In June 2004, the Rhode Island legislature voted to approve a gaming facility development proposal and to place a question regarding such proposal before Rhode Island voters for consideration on the November 2004 ballot. The legislation passed by the Rhode Island legislature made no provision for us to be a supplier of a percentage of the gaming machines in the proposed gaming facility, as we believe is contemplated by the Master Contract. The Rhode Island legislature overrode the Governor's veto of this legislation. Subsequently, the Rhode Island Supreme Court ruled that the legislation and the question were unconstitutional and a trial court ordered that the question not be placed on the November 2004 ballot.



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

The estimated fair value of our long-term debt and change in the estimated fair value due to hypothetical changes in interest rates are as follows (dollars in millions):

                                                                   Estimated Fair Value
                                               -----------------------------------------------------------
                                                At August 28,      10% Increase in      10% Decrease in
                                                    2004            Interest Rates       Interest Rates
                                               ---------------    ------------------   -------------------
$250 million of 4.75% Senior Notes             $         245.7    $            244.9   $             246.4

$175 million of 1.75% Convertible
    Debentures                                           304.9                 304.4                 305.5

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

EQUITY PRICE RISK

The estimated fair value of our $175 million of 1.75% Convertible Debentures and change in the estimated fair value due to hypothetical changes in the market price of our common stock is as follows (dollars in millions):

                                                                Estimated Fair Value
                                             -------------------------------------------------------------
                                                                   10% Increase in       10% Decrease in
                                               At August 28,       Market Price of       Market Price of
                                                    2004            Common Stock           Common Stock
                                             -----------------    ------------------   -------------------
$175 million of 1.75% Convertible
    Debentures                               $           304.9    $            333.3   $             276.6

The estimated fair values above were determined by an independent investment banker and were based on a quoted market price of $174.25 per Debenture.


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

From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with certain firm commitments, variable service revenues and certain assets and liabilities denominated in foreign currencies, but we do not engage in foreign currency speculation. These contracts generally have maturities of 12 months or less and are regularly renewed to provide continuing coverage throughout the year. At August 28, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $22.8 million that would be recorded in the equity section of our balance sheet.

At August 28, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $2.2 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At August 28, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2005 of $5.4 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2005 anticipatory cash flows that were hedged varied throughout the first six months of the fiscal year, but averaged 29%.

As of August 28, 2004, we had contracts for the sale of foreign currency of approximately $51.1 million (primarily Euro and pounds sterling) and the purchase of foreign currency of approximately $53.4 million (primarily Canadian dollar, Brazilian real, New Taiwan dollars, pounds sterling and Mexican pesos).



DIVIDEND POLICY

We are committed to returning value to our shareholders. Beginning in the second quarter of fiscal 2004, we commenced paying cash dividends on our common stock of $0.085 per share, equivalent to a full-year dividend of $0.34 per share. We currently plan to continue paying dividends in the foreseeable future.



SUBSEQUENT EVENT

BILLBIRD S.A.

In September 2004, our majority-owned subsidiary, PolCard S.A, completed the acquisition of privately-held BillBird S.A., the leading provider of electronic bill payment services in Poland, for an all-cash purchase price of approximately $6.0 million. Approval of this transaction by our shareholders was not required.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Financial Risk Management" above.



Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Senior Vice President and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

There was no change in our internal control over financial reporting, or in other factors, that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

BRAZILIAN-RELATED LEGAL PROCEEDINGS

BRAZILIAN CRIMINAL ALLEGATIONS. As previously reported, in late March 2004 federal attorneys with Brazil's Public Ministry (the "Public Ministry Attorneys") recommended that criminal charges be brought against nine individuals, including four senior officers of Caixa Economica Federal, the Brazilian bank and operator of Brazil's National Lottery ("CEF"); Antonio Carlos Rocha, the former Senior Vice President of GTECH Holdings Corporation and President of GTECH Brazil Ltda., our Brazilian subsidiary ("GTECH Brazil"); and Marcelo Rovai, GTECH Brazil's marketing director. No other present or former employee of the Company or GTECH Brazil has been implicated by the Public Ministry Attorneys. Neither the Company nor GTECH Brazil is the subject of this criminal investigation, and under Brazilian law (which provides that criminal charges may not be brought against corporations or other entities), we cannot be subject to criminal charges in connection with this matter.

We understand that the Public Ministry Attorneys had recommended that Messrs. Rocha and Rovai be charged with offering an improper inducement in connection with the negotiation of the contract extension that we entered into in April 2003 (the "2003 Contract Extension") to our May 2000 contract with CEF to provide lottery goods and services and additional financial transaction services (including bill and tax payment, social security contribution and traditional banking services) to CEF for a contract term that, as extended, was scheduled to expire in April 2003 (the "2000 Contract"). We further understand that the Public Ministry Attorneys had recommended that Messrs. Rocha and Rovai be charged with effectively co-authoring or aiding and abetting certain allegedly fraudulent or inappropriate management practices of the CEF management who agreed to enter into the 2003 Contract Extension.

As previously reported, during the second quarter of fiscal 2005, the Company learned that the judge reviewing these charges prior to their being filed refused to initiate the criminal charges against the nine individuals, including against Messrs Rocha and Rovai. The judge chose not to accept any elements of the charges, as was his prerogative, but instead, granted a request by the Brazilian Federal Police to continue the investigation which had been suspended upon the recommendation of the Public Ministry Attorneys that criminal charges be brought. The judge cited the prosecutors' rush to bring charges in response to the pressure of public opinion as a contributing factor to his decision to return the investigation to the Brazilian Federal Police. The judge's order pertained to certain procedural aspects, and not to the merits, of the charges. The Brazilian Federal Police investigation continues.

We have cooperated fully with the investigation by Brazilian authorities respecting this matter, and have encouraged Messrs Rocha and Rovai to do the same. In addition, we are conducting an internal investigation of this matter under the supervision of the independent directors of

GTECH Holdings Corporation. While this investigation is not yet complete, we are confident, on the basis of our findings thus far, that the Company has acted appropriately in this matter. Furthermore, our investigation has not revealed any reason to believe that any of our present or former employees committed any of the criminal offenses alleged by the Public Ministry Attorneys in their initial criminal recommendations. However, in light of the fact that the Brazilian Federal Police investigation is continuing and its ultimate conclusions are uncertain, there can be no assurance that the Public Ministry Attorneys will not recommend once again that such criminal charges be brought against Messrs. Rocha and Rovai, or that new criminal charges be brought against Messrs. Rocha and Rovai or additional individuals.

RELATED SEC INVESTIGATION. As previously reported, the United States Securities and Exchange Commission (the "SEC") is undertaking a formal investigation into the Brazilian criminal allegations against Messrs. Rocha and Rovai and the Company's involvement in this matter. In this connection, the SEC has sent the Company a subpoena for the production of certain documents and records related to the Company's operations in Brazil. The Company has been cooperating fully with the SEC, including in responding to its subpoena, and other information requests.

To date, we have found no evidence that the Company, or any of its employees, has violated any United States law, or is otherwise guilty of any wrongdoing in connection with this matter.

Our investigation is not complete, however, and in light of the fact that our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, an allegation or finding of improper conduct that is attributable to us could have a material adverse effect on our business, both within Brazil and elsewhere, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from any criminal charge involving the Company or any of its present or former employees, and any resulting, or related, legal proceedings, could have a material adverse effect on our reputation and business.

CIVIL ACTION BY THE PUBLIC MINISTRY ATTORNEYS. As previously reported, in April 2004 the Public Ministry Attorneys initiated a civil action in the Federal Court of Brasilia against GTECH Brazil; 17 former officers and employees of CEF; the former president of Racimec Informatica Brasileira S.A., GTECH Brazil's predecessor company ("Racimec"); Antonio Carlos Rocha, the former Senior Vice President of GTECH Holdings Corporation and President of GTECH Brazil; and Marcos Andrade, another former officer of GTECH Brazil. The focus of this civil action is the contractual relationship between CEF, GTECH Brazil and Racimec for the period 1994 to 2002. This civil action alleges that the defendants acted illegally in entering into, amending and performing the January 1997 contract between Racimec and CEF pursuant to which Racimec agreed to provide online lottery services and technology to CEF (the "1997 Contract"), and the 2000 Contract, and seeks to invalidate the 2000 Contract, which, as extended by the 2003 Contract Extension, is still in force.

This lawsuit also seeks to impose damages equal to the sum of all amounts paid to the Company under the 1997 Contract and the 2000 Contract and certain other permitted amounts, minus our proven investment costs. The applicable statute also permits the assessment of penalties, in the discretion of the court, of up to three times the amount of the damages imposed. We estimate that through the date of the lawsuit we received under the 1997 Contract and the 2000 Contract a total of 1.5 billion Brazilian reals (or approximately 500 million United States dollars). In addition, although it is unclear how investment costs would be determined for purposes of this lawsuit, we estimate that our investment costs through the date of the lawsuit were approximately between 1.2 billion and 1.4 billion Brazilian reals (or approximately between 400 million and 465 million United States dollars) in aggregate; however, these investment costs could be disputed by CEF, and are ultimately subject to approval by the court.

As previously reported, during the second quarter of fiscal 2005 we were formally served with the complaint filed by the Public Ministry Attorneys in this civil action, and were afforded the opportunity to review the supporting evidence developed by the Public Ministry Attorneys. Having completed our review of this evidence, we remain of the view, previously reported, that we have good and adequate defenses to the claims made in this lawsuit. We intend to defend ourselves vigorously in these proceedings, which, we have been advised by our Brazilian counsel, are likely to take several years, and could take as long as 10 to 15 years in certain circumstances, to litigate through the appellate process to final judgment. It is our position that we were appropriately awarded the 1997 Contract by CEF after a competitive procurement, and that at all times since 1997 we have been appropriately compensated for services performed under valid contracts with the CEF.

While we cannot rule out the possibility that the Company will ultimately be held liable in this matter, or estimate the amount of such liability in such event, we believe that the outcome of this lawsuit is not likely to have a material impact on our financial statements or business.

As previously reported, during the second quarter of fiscal 2005 the Federal Court of Brasilia granted a procedural injunction in connection with this civil matter directing that 30% of the payments due to GTECH Brazil from CEF under the 2000 Contract be withheld and deposited into an account maintained by the Court, which withheld amounts the Company estimates will be approximately $22 million to $25 million as of the end of fiscal 2005. This injunction also put in place restrictions that effectively prevent the transfer or sale of the Company's Brazilian assets, including the share capital of GTECH Brazil, with certain limited exceptions. The injunction also required that certain assets of the other defendants, including bank accounts, real estate and other financial assets, be reported to the court to prevent disposition (or in the case of bank accounts, to monitor such accounts), and that the Brazilian Central Bank report any transactions associated with these assets. In granting this injunction, the judge held that, as a foreign company doing business in Brazil, we do not have adequate in-country holdings to satisfy the potential claims should the plaintiff prevail in this lawsuit. The court's order provides a process to change the percentage of our payments to be withheld based upon a determination of our effective cost of servicing the 2000 Contract. The injunction was granted as part of a confidential ex parte proceeding in which we were not afforded an opportunity to participate. We filed an appeal respecting the court's grant of this injunction on July 7, 2004. We are unable at this time to predict the outcome of our appeal of the injunction, or to provide an estimate as to the timing of the court's decision respecting our appeal.

CEF PROCUREMENT. As previously reported, we are involved in legal proceedings with CEF respecting the CEF's plans for the operation of Brazil's National Lottery after expiration of the 2000 Contract, which is currently scheduled to occur not later than May 2005.

In June 2003, the Federal Higher Court of Brasilia issued a decision permitting CEF to obtain goods and services necessary to operate the National Lottery after termination of the 2000 Contract by publishing four separate Requests For Proposal. We previously reported our belief that this decision indicated that we would be unlikely ultimately to prevail in our challenge to the CEF's plans for a procurement process contemplating multiple vendors supplying lottery goods and services to CEF after termination of the 2000 Contract (the "Multiple RFP Procurement").

In August 2004, the Special Court of Brazil's Superior Appellate Court issued a ruling removing the final legal impediments that had prevented CEF from proceeding with the Multiple RFP Procurement.

While we will be the incumbent vendor with respect to any future procurement by CEF, there can be no assurance that we will be selected by CEF to supply goods and services after termination of the 2000 Contract.

As previously reported, CEF's President has indicated that in order to accommodate an as-of-yet undisclosed procurement process, it is his intent to seek to negotiate: (a) certain concessions from GTECH Brazil relating to pending court action respecting CEF procurement matters, and (b) an extension of the term of the 2000 Contract. Although we have requested detailed customer specifications and requirements from CEF in respect of a possible extension negotiation, to date we have received no such specifications or requirements from CEF. At this time, it is impossible for us to determine the potential scope, term or desirability of a potential contract extension beyond the expiration of the 2000 Contract, or to predict the likely timing, if any, of negotiations with CEF respecting such a contract extension.

In light of these uncertainties, we have disregarded all CEF revenues with respect to periods after May 2005 for purposes of providing long-term earnings and other future guidance, and will continue to do so until such time as we have greater clarity on what business, if any, we may have an opportunity or desire to pursue with CEF after the termination of the 2000 Contract.

OTHER LEGAL PROCEEDINGS

SHAREHOLDER CLASS ACTION SUIT. As previously reported, we, together with William
Y. O'Connor, our former Chairman and Chief Executive Officer, Steven P. Nowick, our former President and Chief Operating Officer, and W. Bruce Turner, our former Chairman and current President and Chief Executive Officer, were named as defendants in a shareholder class action suit captioned Sandra Kafenbaum and Steven Schulman, individually and on behalf of all other similarly situated v. GTECH Holdings Corporation, et. al., which suit was filed in the U.S. District Court of Rhode Island in August 2000 and subsequently amended in February 2001. In September 2002, the court granted our motion to dismiss plaintiff's claim against Mr. Turner, holding that there were no actionable statements attributable to him.

As previously reported, we have entered into an agreement with plaintiffs to settle this class action lawsuit on terms that require payment by us of amounts that, after taking into account certain insurance proceeds that we expect to receive, are not material to our financial condition or results of operation. We have previously fully reserved against such payments.

In September 2004, following a fairness hearing, the court approved the terms of our agreement with the class action plaintiffs, as was required to finalize the terms of settlement, and entered judgment in this matter incorporating the agreed terms. These developments effectively close this case.

For further information respecting these and certain other legal proceedings, see Item 1, "Certain Factors Affecting Future Performance," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 13 to Notes to Consolidated Financial Statements of our fiscal 2004 Annual Report on Form 10-K, and Item 1, "Legal Proceedings" of Part II of our Quarterly Report for the first quarter of fiscal 2005 on Form 10-Q.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) and (c)

The Company's Annual Meeting of Shareholders was held on August 2, 2004 and in connection therewith, proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934. An aggregate of 117,999,302 shares of the Company's common stock ("Shares") were issued and eligible to vote at the meeting. At the meeting, the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1.    Election of three directors to serve until the 2007 Annual Meeting
      -------------------------------------------------------------------------
      The following incumbent directors were reelected. The tabulation of votes was as follows:

        Nominee                           For                       Withheld
----------------------            ------------------            ----------------
Christine M. Cournoyer            108,288,148 Shares            472,150 Shares

Robert M. Dewey, Jr.              108,288,476 Shares            471,822 Shares

Philip R. Lochner, Jr.            107,890,322 Shares            869,976 Shares

2.    Approval of the Company's 2004 Employee Stock Purchase Plan
      -----------------------------------------------------------
      The tabulation of votes was as follows:

                                                                  Abstentions
       For                             Against            (including broker non-votes)
-----------------                 ----------------        ----------------------------
93,679,316 Shares                 1,700,730 Shares              125,108 Shares

3. Approval of the Amendment of the Certificate of Incorporation of the Corporation to Increase the Number of Shares of Common Stock the Corporation is Authorized to Issue from 150,000,000 to 200,000,000
      --------------------------------------------------------------------

       For                             Against                    Abstentions
------------------                ----------------              ----------------
106,643,006 Shares                2,051,566 Shares              65,726 Shares

4. Ratification of Ernst & Young LLP, Independent Registered Public Accounting Firm, as auditors for the fiscal year ending February 26, 2005
      -------------------------------------------------------------------------
      The tabulation of votes was as follows:

       For                             Against                    Abstentions
------------------                ----------------              ----------------
107,506,206 Shares                1,213,732 Shares              40,360 Shares

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

    (i) We filed a report on Form 8-K on June 22, 2004 incorporating by reference a press release we issued on June 22, 2004 announcing our fiscal 2005 first quarter results. In addition, we incorporated by reference the transcripts from our fiscal 2005 first quarter earnings conference call held on June 22, 2004.

    (ii) We filed a report on Form 8-K on July 1, 2004 incorporating by reference a press release we issued on June 29, 2004 respecting certain developments in Brazil and adjustments to earnings guidance.

    (iii) We filed a report on Form 8-K on July 29, 2004 incorporating by reference a press release we issued on July 29, 2004 setting forth an update on certain Brazil matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GTECH HOLDINGS CORPORATION


Date: October 6, 2004           By /s/ Jaymin B. Patel
                                ------------------------------------------------
                                Jaymin B. Patel, Senior Vice President and Chief
                                Financial Officer (Principal Financial Officer)


Date: October 6, 2004           By /s/ Robert J. Plourde
                                ------------------------------------------------
                                Robert J. Plourde, Vice President, Corporate
                                Controller and Chief Accounting Officer
                                (Principal Accounting Officer)