Form 10-Q/A
period 2004-08-28
GTECH HOLDINGS CORP
filed 2004-11-15
CIK 857323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------
                                  FORM 10-Q/A

                                Amendment No. 1
                                       To


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 28, 2004

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11250

                     ---------------------------------------

                           GTECH Holdings Corporation
             (Exact name of Registrant as specified in its charter)

               Delaware                                05-0450121
-------------------------------------        -----------------------------------
(State or other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                           Number)


55 Technology Way, West Greenwich, Rhode Island                  02817
-------------------------------------------------                -----
(Address of Principal Executive Offices)                       (Zip Code)

                                 (401) 392-1000
              (Registrant's telephone number, including area code)

                      -------------------------------------

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

EXPLANATORY NOTE:

         On October 6, 2004, GTECH Holdings Corporation ("GTECH") filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2004 (the "Original Filing"). This Amendment No. 1 (this "Amendment") hereby amends the Original Filing to include, as Part II Item 2 thereof, certain information respecting purchases by GTECH of its equity securities. This Amendment does not otherwise amend or alter in any way the Original Filing, as filed on October 6, 2004. This Amendment speaks as of the date of the Original Filing, and GTECH has not updated the disclosure in this Amendment to speak as of any later date.

Part II. - OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
         -----------------------------------------------------------

         The following table sets forth certain information regarding purchases by GTECH of shares of its Common Stock, par value $.01 per share ("the Shares").


                      ISSUER PURCHASES OF EQUITY SECURITIES

Period                          (a) Total         (b) Average        (c) Total Number    (d) Approximate
                                Number of         Price Paid per     of Shares           Dollar Value of
                                Shares Purchased  Share              Purchased as Part   Shares that May
                                                                     of Publicly         Yet Be Purchased
                                                                     Announced Plans     Under the Plans or
                                                                     or Programs (1)     Programs

May 2 to May 29, 2004              1,090,000            $25.94          1,090,000           $71,725,545

May 30 to July 3, 2004                     0              0                     0           $71,725,545

July 4 to July 31, 2004            1,600,000            $21.68          1,600,000           $37,037,020

August 1 to August 28, 2004          959,500            $20.68            959,500           $17,192,029

TOTAL                              3,649,500                            3,649,500


-----------------------

(1) On May 14, 2004, GTECH announced the stock purchase program pursuant to which these Shares were purchased. This stock purchase program authorized the Company to purchase up to an aggregate of $100 million of its outstanding Common Stock through February 26, 2005.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

(a)  Exhibits - The exhibits to this report are as follows:

    *12.1  Computation of Ratio of Earnings to Fixed Charges

    *+31.1 Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act of
           2002, of W. Bruce Turner, President and Chief Executive Officer of the Company

    *+31.2 Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act of
           2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company

    *+32.1 Certification  Pursuant to 18 United  States Code Section  1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of
           W. Bruce Turner, President and Chief Executive Officer of the Company

    *+32.2 Certification  Pursuant to 18 United  States Code Section  1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company.

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

     (iii)We filed a report on Form 8-K on July 29, 2004 incorporating by reference a press release we issued on July 29, 2004 setting forth an update on certain Brazil matters.


--------------------------------------

*    Denotes Exhibit filed with original filing.

+ Denotes certification filed with this Form 10-Q/A pursuant to applicable rules.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, GTECH Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                           GTECH HOLDINGS CORPORATION



                           By: /s/  Michael K. Prescott
                              --------------------------------------------------
                               Michael K. Prescott
                               Vice President and Deputy General Counsel

Dated:  November 15, 2004