Form 10-Q
period 2004-11-27
GTECH HOLDINGS CORP
filed 2005-01-05
CIK 857323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 27, 2004

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11250

                            -------------------------

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

                            -------------------------

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

Yes [X] No [ ]

Number of shares of Registrant's Common Stock outstanding as of December 20, 2004: 115,797,122

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                               3

          Consolidated Income Statements                                          4-5

          Consolidated Statements of Cash Flows                                     6

          Consolidated Statements of Shareholders' Equity                           7

          Notes to Consolidated Financial Statements                             8-27

Item 2.   Management's Discussion and Analysis of Financial Condition           28-45
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk               46

Item 4.   Controls and Procedures                                                  46

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     47-49

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds              50

Item 6.   Exhibits                                                                 51

SIGNATURES                                                                         52

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                   (Unaudited)
                                                                                                   November 27,   February 28,
                                                                                                      2004            2004
                                                                                                   -----------    ------------
                                                                                                      (Dollars in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $   309,601    $    129,339
   Investment securities available-for-sale                                                                  -         221,850
   Trade accounts receivable, net                                                                      150,747         118,902
   Sales-type lease receivables                                                                          8,268           7,705
   Inventories                                                                                          86,345          76,784
   Deferred income taxes                                                                                25,846          34,396
   Other current assets                                                                                 28,289          24,426
                                                                                                   -----------    ------------
                TOTAL CURRENT ASSETS                                                                   609,096         613,402

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                                         697,285         591,362

GOODWILL, net                                                                                          334,227         188,612

PROPERTY, PLANT AND EQUIPMENT, net                                                                      68,281          57,576

INTANGIBLE ASSETS, net                                                                                  73,187          28,231

REFUNDABLE PERFORMANCE DEPOSIT                                                                          20,000          20,000

SALES-TYPE LEASE RECEIVABLES                                                                            12,797          17,653

OTHER ASSETS                                                                                            47,630          42,295
                                                                                                   -----------    ------------
                TOTAL ASSETS                                                                       $ 1,862,503    $  1,559,131
                                                                                                   ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                $    82,484    $     80,004
   Accrued expenses                                                                                     49,894          47,428
   Employee compensation                                                                                24,649          33,981
   Advance payments from customers                                                                      63,097         104,128
   Deferred revenue and advance billings                                                                29,759          14,459
   Income taxes payable                                                                                 22,033          12,394
   Taxes other than income taxes                                                                        20,215          19,459
   Short term borrowings                                                                                   483               -
   Current portion of long-term debt                                                                     4,199         106,319
                                                                                                   -----------    ------------
                TOTAL CURRENT LIABILITIES                                                              296,813         418,172

LONG-TERM DEBT, less current portion                                                                   754,888         463,215

OTHER LIABILITIES                                                                                       79,771          53,736

DEFERRED INCOME TAXES                                                                                   96,244          61,719

COMMITMENTS AND CONTINGENCIES                                                                                -               -

SHAREHOLDERS' EQUITY:
   Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued                     -               -
   Common Stock, par value $.01 per share - 200,000,000 shares authorized,  116,551,144 and
       184,590,808 shares issued; 115,648,332 and 118,395,168 shares outstanding at November 27, 2004 and February 28, 2004, respectively (shares adjusted
       to reflect July 2004 two-for-one stock split and treasury stock retirement)                       1,166             923
   Additional paid-in capital                                                                          277,839         266,320
   Accumulated other comprehensive loss                                                                (48,105)        (70,508)
   Retained earnings                                                                                   424,317         839,270
                                                                                                   -----------    ------------
                                                                                                       655,217       1,036,005
   Less cost of 902,812 and 66,195,640 shares in treasury at
       November 27, 2004 and February 28, 2004, respectively (shares adjusted to
       reflect July 2004 two-for-one stock split and treasury stock retirement)                        (20,430)       (473,716)
                                                                                                   -----------    ------------
                                                                                                       634,787         562,289
                                                                                                   -----------    ------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 1,862,503    $  1,559,131
                                                                                                   ===========    ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                                (Unaudited)
                                                                             Three Months Ended
                                                                        ----------------------------
                                                                        November 27,    November 22,
                                                                            2004           2003
                                                                        ------------    ------------
                                                                           (Dollars in thousands,
                                                                          except per share amounts)
Revenues:
   Services                                                             $    251,945    $    231,225
   Sales of products                                                          63,702          23,697
                                                                        ------------    ------------
                                                                             315,647         254,922
Costs and expenses:
   Costs of services                                                         155,962         131,991
   Costs of sales                                                             44,187          13,094
                                                                        ------------    ------------
                                                                             200,149         145,085
                                                                        ------------    ------------

Gross profit                                                                 115,498         109,837

Selling, general and administrative                                           29,740          28,167
Research and development                                                      13,007          12,926
                                                                        ------------    ------------
   Operating expenses                                                         42,747          41,093
                                                                        ------------    ------------

Operating income                                                              72,751          68,744

Other income (expense):
   Interest income                                                               642           1,494
   Equity in earnings of unconsolidated affiliates                               810           1,500
   Other income (expense)                                                     (2,070)          4,052
   Interest expense                                                           (3,688)         (2,986)
                                                                        ------------    ------------
                                                                              (4,306)          4,060
                                                                        ------------    ------------

Income before income taxes                                                    68,445          72,804

Income taxes                                                                  22,590          26,937
                                                                        ------------    ------------

Net income                                                              $     45,855    $     45,867
                                                                        ============    ============

Basic earnings per share                                                $       0.40    $       0.39
                                                                        ============    ============

Diluted earnings per share                                              $       0.35    $       0.35
                                                                        ============    ============

Weighted average shares outstanding - basic                                  115,708         117,640
                                                                        ============    ============

Weighted average shares outstanding - diluted                                131,435         133,853
                                                                        ============    ============

Dividends per share - common stock                                      $      0.085    $      0.085
                                                                        ============    ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                 (Unaudited)
                                                              Nine Months Ended
                                                         ----------------------------
                                                         November 27,    November 22,
                                                            2004            2003
                                                         ------------    ------------
                                                            (Dollars in thousands,
                                                          except per share amounts)
Revenues:
   Services                                              $    753,385    $    692,782
   Sales of products                                          165,982          78,972
                                                         ------------    ------------
                                                              919,367         771,754
Costs and expenses:
   Costs of services                                          451,736         391,593
   Costs of sales                                             103,978          50,533
                                                         ------------    ------------
                                                              555,714         442,126
                                                         ------------    ------------

Gross profit                                                  363,653         329,628

Selling, general and administrative                            87,264          79,498
Research and development                                       38,741          41,422
                                                         ------------    ------------
   Operating expenses                                         126,005         120,920
                                                         ------------    ------------

Operating income                                              237,648         208,708

Other income (expense):
   Interest income                                              2,958           3,703
   Equity in earnings of unconsolidated affiliates              2,409           6,120
   Other income                                                 6,531           3,337
   Interest expense                                           (11,743)         (6,997)
                                                         ------------    ------------
                                                                  155           6,163
                                                         ------------    ------------

Income before income taxes                                    237,803         214,871

Income taxes                                                   85,252          79,502
                                                         ------------    ------------

Net income                                               $    152,551    $    135,369
                                                         ============    ============

Basic earnings per share                                 $       1.30    $       1.17
                                                         ============    ============

Diluted earnings per share                               $       1.16    $       1.06
                                                         ============    ============

Weighted average shares outstanding - basic                   117,133         115,764
                                                         ============    ============

Weighted average shares outstanding - diluted                 133,050         128,712
                                                         ============    ============

Dividends per share - common stock                       $      0.255    $       0.17
                                                         ============    ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  (Unaudited)
                                                                                               Nine Months Ended
                                                                                          ----------------------------
                                                                                          November 27,    November 22,
                                                                                             2004             2003
                                                                                          ------------    ------------
                                                                                             (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                                $    152,551    $    135,369
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                               105,645          81,449
    Intangibles amortization                                                                     9,839           2,662
    Deferred income taxes benefit                                                               28,213               -
    Tax benefit related to stock award plans                                                    10,889          11,871
    Non-cash gain from consolidation of West Greenwich Technology
       Associates, L.P.                                                                             -          (5,292)
    Gain on sale of investment                                                                 (10,924)              -
    Equity in earnings of unconsolidated affiliates, net of dividends received                   1,071            (263)
    Other                                                                                       14,161           7,189
    Changes in operating assets and liabilities:
       Trade accounts receivable                                                               (27,832)          2,358
       Inventories                                                                               4,207          22,879
       Accounts payable                                                                         (8,695)            670
       Employee compensation                                                                   (10,433)         (5,923)
       Advance payments from customers                                                         (13,762)         43,414
       Deferred revenue and advance billings                                                    15,158          (7,189)
       Income taxes payable                                                                     14,232          11,437
       Other assets and liabilities                                                             (5,844)          9,305
                                                                                          ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      278,476         309,936

INVESTING ACTIVITIES
Acquisitions (net of cash acquired)                                                           (200,764)        (74,174)
Purchases of systems, equipment and other assets relating to contracts                        (189,374)       (211,867)
Purchases of available-for-sale investment securities                                          (50,150)              -
Maturities and sales of available-for-sale investment securities                               272,000               -
Proceeds from sale of investment                                                                11,773               -
Purchases of property, plant and equipment                                                      (9,134)         (8,506)
Increase in restricted cash                                                                     (5,138)              -
Investments in and advances to unconsolidated subsidiaries                                      (2,503)         (1,185)
Refundable performance deposit                                                                       -         (20,000)
License fee                                                                                          -         (12,500)
                                                                                          ------------    ------------
NET CASH USED FOR INVESTING ACTIVITIES                                                        (173,290)       (328,232)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                                   343,254         251,138
Principal payments on long-term debt                                                          (142,657)        (31,688)
Purchases of treasury stock                                                                   (100,536)              -
Dividends paid                                                                                 (29,988)        (19,928)
Redemption premium paid in connection with the early retirement of debt                        (10,610)              -
Proceeds from stock options                                                                     11,810          22,068
Other                                                                                            2,339          (2,194)
                                                                                          ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       73,612         219,396

Effect of exchange rate changes on cash                                                          1,464           3,262
                                                                                          ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                          180,262         204,362

Cash and cash equivalents at beginning of period                                               129,339         116,174
                                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $    309,601    $    320,536
                                                                                          ============    ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (Unaudited)

                                                                                     Accumulated
                                                                         Additional     Other
                                                   Outstanding  Common    Paid-in   Comprehensive Retained    Treasury
                                                      Shares     Stock    Capital       Loss      Earnings      Stock     Total
                                                   ------------ -------- ---------- ------------- ---------  ---------- ----------
                                                                              (Dollars in thousands)
Balance at February 28, 2004                        118,395,168 $   923   $266,320   $  (70,508)  $ 839,270  $(473,716) $ 562,289

Comprehensive income:
  Net income                                                  -       -          -            -     152,551          -    152,551
  Other comprehensive income (loss), net of tax:
   Foreign currency translation                               -       -          -       20,244           -          -     20,244
   Unrecognized gain on interest rate locks                   -       -          -        2,071           -          -      2,071
   Unrecognized net gain on derivative instruments            -       -          -           90           -          -         90
   Unrealized loss on investments                             -       -          -           (2)          -          -         (2)
                                                                                                                        ---------
Comprehensive income                                                                                                      174,954
Treasury stock purchased                             (4,409,500)      -          -            -           -   (100,536)  (100,536)
Cash dividends on common stock ($0.255 per share)             -       -          -            -     (30,133)         -    (30,133)
Shares issued under employee stock purchase
       and stock award plans                            322,590       -          -            -       1,228      3,656      4,884
Shares issued upon exercise of stock options          1,340,074       -          -            -      (9,169)    20,979     11,810
Stock option compensation                                     -       -        630            -           -          -        630
Tax benefits related to stock award plans                     -       -     10,889            -           -          -     10,889
Treasury stock retirement                                     -    (349)         -            -    (528,838)   529,187          -
July 2004 two-for-one stock split                             -     592          -            -        (592)         -          -
                                                   ------------ -------   --------   ----------   ---------  ---------  ---------

Balance at November 27, 2004                        115,648,332 $ 1,166   $277,839   $  (48,105)  $ 424,317  $ (20,430) $ 634,787
                                                   ============ =======   ========   ==========   =========  =========  =========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION PLANS

ORGANIZATION

GTECH Holdings Corporation ("Holdings") is a global technology services company providing software, networks and professional services that power high-performance solutions. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 52 countries worldwide and we have a growing presence in commercial gaming technology and financial services transaction processing. We have a single operating and reportable business segment, the Transaction Processing segment. In these notes, the terms "Holdings," "Company," "we," "our," and "us" refer to GTECH Holdings Corporation and all subsidiaries included in the consolidated financial statements, unless otherwise specified. The accounting policies of the Transaction Processing segment are the same as those described in Note 1 - "Organization and Summary of Significant Accounting Policies" in our Consolidated Financial Statements and footnotes included in our fiscal 2004 Annual Report on Form 10-K. Management evaluates the performance of this segment based on operating income.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Holdings, the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 27, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 26, 2005. The balance sheet at February 28, 2004 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2004 Annual Report on Form 10-K.

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

                                                   Three Months Ended                Nine Months Ended
                                              ----------------------------    ----------------------------
                                              November 27,    November 22,    November 27,    November 22,
                                                  2004           2003             2004           2003
                                              ------------    ------------    ------------    ------------
                                              (Dollars and shares in thousands, except per share amounts)
Net income, as reported                        $   45,855     $    45,867     $   152,551     $   135,369
Add: Stock-based compensation expense
    included in reported net income, net of
    related tax effects                             1,124             516           2,347           1,741
Deduct: Total stock-based compensation
    expense determined under the fair value
    method for all awards, net of related
    tax effects                                    (2,589)         (1,409)         (6,934)         (5,544)
                                               ----------     -----------     -----------     -----------
Pro forma net income                           $   44,390     $    44,974     $   147,964     $   131,566
                                               ==========     ===========     ===========     ===========

Basic earnings per share:
    As reported                                $      .40     $       .39     $      1.30     $      1.17
    Pro forma                                         .38             .38            1.26            1.14
Diluted earnings per share:
    As reported                                $      .35     $       .35     $      1.16     $      1.06
    Pro forma                                         .34             .34            1.12            1.03

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We are required to adopt SFAS 123R in our fiscal 2006 third quarter. Early adoption is permitted. We are currently evaluating the two methods of adoption allowed by FAS 123R; the modified-prospective transition method, and the modified-retrospective transition method. We currently estimate the quarterly impact of adopting SFAS 123R will be approximately $.02 per diluted share.

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

NOTE 3 - BUSINESS ACQUISITIONS

BILLBIRD S.A.

On September 9, 2004, our majority-owned subsidiary, PolCard S.A, completed the acquisition of privately-held BillBird S.A. ("BillBird"), the leading provider of electronic bill payment services in Poland, for an all-cash purchase price of approximately $6.0 million. Approval of this transaction by our shareholders was not required.

LEEWARD ISLANDS LOTTERY HOLDING COMPANY INC.

On May 5, 2004, we completed the acquisition of privately-held Leeward Islands Lottery Holding Company Inc. ("LILHCo"), a lottery operating company headquartered on the Caribbean islands of Antigua and St. Croix, for an all-cash purchase price of approximately $40 million. Approval of this transaction by our shareholders was not required.

SPIELO MANUFACTURING INCORPORATED

On April 30, 2004, we completed the acquisition of privately-held Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals ("VLT's") and related products and services to the global gaming industry, for an all-cash purchase price of approximately $150 million. In addition, we paid Spielo shareholders approximately $10.7 million out of a potential maximum earn-out amount of up to $35 million, which Spielo shareholders are entitled to receive in the 18 months following the closing, based upon Spielo achieving certain VLT installation objectives in New York. Approval of this transaction by our shareholders was not required.

We have not yet finalized the evaluation and allocation of the purchase price for the LILHCo and BillBird acquisitions. However, we do not expect the final purchase price allocation will be materially different than our preliminary allocation.

These acquisitions are individually and in the aggregate, not material to our consolidated financial statements and accordingly, pro forma financial information has not been presented.

NOTE 4 - INVENTORIES

                         November 27,   February 28,
                            2004           2004
                         ------------   ------------
                          (Dollars in thousands)
Inventories consist of:
       Raw materials     $     27,004   $     14,540
       Work in progress        39,670         60,470
       Finished goods          19,671          1,774
                         ------------   ------------
                         $     86,345   $     76,784
                         ============   ============

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for using contract accounting. Work in progress at November 27, 2004 and February 28, 2004, includes approximately $34.5 million and $54.9 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $63.1 million and $104.1 million at November 27, 2004 and February 28, 2004, respectively.

NOTE 5  - RESTRICTED ASSETS

A June 25, 2004 ruling in a civil action initiated by federal attorneys with Brazil's Public Ministry has had and will continue to have the effect of materially reducing payments that we otherwise would receive from our lottery contract with Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, which expires in May 2005. This ruling ordered that 30% of payments subsequent to the June 25, 2004 ruling due to GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") from CEF, be withheld and deposited in an account maintained by the Court (as further discussed in "Legal Proceedings - Brazilian-Related Legal Proceedings" in Part II, Item 1 in this report). As of November 27, 2004, the total amount withheld and deposited in an account maintained by the Court was approximately 43 million Brazilian reals, or 15 million United States dollars.

Accordingly, we have not recognized service revenues for the payments that were withheld from GTECH Brazil, as realization of these amounts is not reasonably assured. In addition, the ruling ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition. As of November 27, 2004, GTECH Brazil assets were as follows (dollars in thousands):

Cash                                                                $ 5,138
Systems, Equipment and Other Assets Relating to Contracts, net        6,963
                                                                    -------
      Assets restricted from transfer or disposition                $12,101
All other assets                                                     13,202
                                                                    -------
GTECH Brazil assets at November 27, 2004                            $25,303
                                                                    =======

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

A summary of product warranty activity for the nine months ended November 27, 2004 and November 23, 2003 is as follows (dollars in thousands):

                                                                 Fiscal
                                                          -------------------
                                                            2005       2004
                                                          -------     -------

Balance at February 28, 2004 and February 23, 2003        $   749      $  437
Opening reserve balance associated with acquisitions        1,126          --
Additional reserves                                           875         519
Charges incurred                                           (1,037)        (40)
Change in estimate                                           (300)         --
Other                                                          77          --
                                                          -------     -------
Balance at November 27, 2004 and November 23, 2003        $ 1,490     $   916
                                                          =======     =======

Our reserves for product warranty are included in Accrued Expenses in our Consolidated Balance Sheets.

NOTE 7 - LONG-TERM DEBT

                                                       November 27,    February 28,
                                                           2004            2004
                                                       ------------    ------------
                                                          (Dollars in thousands)
Long-term debt consists of:
 4.75% Senior Notes due October 2010                   $    249,677    $    249,636
 1.75% Convertible Debentures due December 2021             175,000         175,000
 4.50% Senior Notes due December 2009                       149,583               -
 5.25% Senior Notes due December 2014                       148,671               -
 World Headquarters loan due January 2007                    27,933          27,933
 Fair value of interest rate swaps                            1,177           4,893
 Deferred interest rate swap gains                                -          12,009
 7.87% Series B Guaranteed Senior Notes due May 2007              -          90,000
 Other, due through April 2006                                7,046          10,063
                                                       ------------    ------------
                                                            759,087         569,534
 Less current portion                                         4,199         106,319
                                                       ------------    ------------
                                                       $    754,888    $    463,215
                                                       ============    ============

1.75% CONVERTIBLE DEBENTURES

Holders of our 1.75% Convertible Debentures due December 2021 ("the Debentures") may require us to repurchase all or part of their Debentures on December 15, 2004, December 15, 2006, December 15, 2011 and December 15, 2016 at a price equal to 100% of the principal amount of the Debentures, plus accrued interest. No Debentures were tendered for repurchase on December 15, 2004.

4.50% SENIOR NOTES AND 5.25% SENIOR NOTES

In November 2004, Holdings issued, in a private placement, $150 million principal amount of 4.50% Senior Notes due December 2009, and $150 million principal amount of 5.25% Senior Notes due December 2014 (collectively, the "Senior Notes). The Senior Notes are unsecured and unsubordinated obligations of Holdings that are fully and unconditionally guaranteed by GTECH and certain of its subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. The proceeds from the issuance of the Senior Notes will be used for general corporate purposes, which may include funding future acquisitions. In connection with the private placement, we agreed to file a registration statement under the Securities Act of 1933, as amended, under which we will offer to exchange the Senior Notes sold in the private placement for registered notes with otherwise identical terms.

In November 2004, in conjunction with the offering of the Senior Notes, we entered into interest rate swap agreements that effectively convert $50 million of the Senior Notes from a fixed rate to a floating rate for the period November 2004 to December 2009 and $25 million of the Senior Notes from a fixed rate to a floating rate for the period November 2004 to December 2014.

7.87% SERIES B GUARANTEED SENIOR NOTES

In the first quarter of fiscal 2005, GTECH repurchased the remaining $90.0 million of its 7.87% Series B Guaranteed Senior Notes due May 2007 (the "2007 Senior Notes"). The 2007 Senior Notes were unsecured and unsubordinated obligations of GTECH that were fully and unconditionally guaranteed by Holdings and certain of its subsidiaries. Interest was payable semi-annually in arrears on May 15 and November 15 of each year.

CREDIT FACILITY

In October 2004, we entered into a new $500 million unsecured senior revolving credit facility expiring in October 2009 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at November 27, 2004. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. At November 27, 2004, there was $469.0 million available for borrowing under the Credit Facility, after considering $31.0 million of letters of credit issued and outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

NOTE 9 - GUARANTEES AND INDEMNIFICATIONS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at November 27, 2004:

                        Total potential
                         commitments
                        ---------------
                        (in thousands)
Performance bonds          $202,855
Litigation bonds              7,790
Financial guarantees          2,195
All other bonds               3,807
                           --------
                           $216,647
                           ========

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

In fiscal 2002, we signed an agreement with Acer, Inc. ("Acer"), the partner that holds the remaining 56% interest in LTSIC, which provides that in the event a third party lender to LTSC requires the guarantee of GTECH or Acer as a condition of making a loan to LTSC, we agreed, along with Acer, to provide such a guarantee on reasonable terms. Our guarantee is limited to 44% of any such third-party loan and expires on December 31, 2006.

In fiscal 2002, in order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Taiwan Public Welfare Lottery on behalf of the Bank of Taipei, we guaranteed loans made to LTSC by an unrelated commercial lender. The loans had a maturity date of March 2007, however, LTSC repaid all borrowings under the guaranteed loans in September 2004. Our guarantee of these loans expired in October 2004. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC and LTSIC.

In fiscal years prior to 2005, we deferred service revenue from LTSC in an amount equal to our 44% guarantee of LTSC's debt and these deferrals were being recognized as the guaranteed debt was repaid. At November 27, 2004, we have recognized all previously deferred service revenue because LTSC repaid all borrowings under the guaranteed loans.

We recognize 56% of gross profit on product sales to LTSC and defer the remaining 44% as a result of our equity interest in LTSIC. We recognize these deferrals ratably over the life of our contract with LTSC. At November 27, 2004, deferred product gross profit totaling $2.5 million is included in Deferred Revenue and Advance Billings and Other Liabilities in our Consolidated Balance Sheets.

TIMES SQUARED INCORPORATED

We guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") for which we received no monetary consideration. The amount outstanding under the lease at November 27, 2004, was $2.2 million. Our guarantee terminated in December 2004 (after the close of our fiscal 2005 third quarter). Times Squared is a nonprofit corporation established to provide, among other things, secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

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

NOTE 10 -- COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                    Three Months Ended               Nine Months Ended
                                                ---------------------------    ----------------------------
                                                November 27,   November 22,    November 27,    November 22,
                                                    2004           2003           2004            2003
                                                ------------   ------------    ------------    ------------
                                                                     (Dollars in thousands)
Net income                                      $     45,855   $     45,867    $    152,551    $    135,369

Other comprehensive income (loss),
   net of tax
    Foreign currency translation                      20,510         14,086          20,244          19,190
    Unrecognized gain on interest rate locks           2,071              -           2,071
    Unrecognized net gain (loss) on
      derivative instruments                          (1,317)        (1,576)             90          (2,624)
    Unrealized loss on investments                         -            (14)             (2)            (15)
                                                ------------   ------------    ------------    ------------
Comprehensive income                            $     67,119   $     58,363    $    174,954    $    151,920
                                                ============   ============    ============    ============

NOTE 11 - SALE OF INVESTMENT

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

NOTE 12 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                                        Three Months Ended                Nine Months Ended
                                                  ------------------------------      ------------------------------
                                                  November 27,      November 22,      November 27,      November 22,
                                                      2004             2003              2004               2003
                                                  ------------      ------------      ------------      ------------
                                                      (Dollars and shares in thousands, except per share amounts)
Numerator:
  Net income (Numerator for basic earnings
     per share)                                   $     45,855      $     45,867      $    152,551      $    135,369

 Effect of dilutive securities:
  Interest expense on 1.75% Convertible
     Debentures, net of tax                                551               517             1,598             1,182
                                                  ------------      ------------      ------------      ------------
Numerator for diluted earnings per share          $     46,406      $     46,384      $    154,149      $    136,551
                                                  ============      ============      ============      ============

Denominator:
  Denominator for basic earnings per share-
  weighted-average shares                              115,708           117,640           117,133           115,764

Effect of dilutive securities:
  1.75%Convertible Debentures                           12,727            12,727            12,727             9,612
  Employee stock options                                 2,759             3,118             2,961             3,074
  Unvested restricted and stock bonus
     discount shares                                       241               368               229               262
                                                  ------------      ------------      ------------      ------------
     Dilutive potential common shares                   15,727            16,213            15,917            12,948

Denominator for diluted earnings per
     share-adjusted weighted-average shares
     and assumed conversions                           131,435           133,853           133,050           128,712
                                                  ============      ============      ============      ============

Basic earnings per share                          $        .40      $        .39      $       1.30      $       1.17
                                                  ============      ============      ============      ============

Diluted earnings per share                        $        .35      $        .35      $       1.16      $       1.06
                                                  ============      ============      ============      ============

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

The Debentures were convertible for all trading days in the quarters ended November 27, 2004 and November 22, 2003, resulting in 12.7 million shares included in the computation of diluted earnings per share.

In October 2004, the Emerging Issues Task Force reached a consensus in Issue 04-08, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS" ("EITF 04-08"), that will require us to restate our diluted earnings per share for all periods during which our Debentures were outstanding to include all shares issuable upon conversion of the Debentures in our diluted earnings per share computation, regardless of whether or not the Debentures were then convertible. EITF 04-08 will become effective in our fiscal 2005 fourth quarter. Giving effect to EITF 04-08, diluted earnings per share would have been $1.04 for the nine month period ended November 22, 2003.

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

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among its provisions, the Act provides for a one-time special deduction for certain qualifying dividends from foreign subsidiaries. We are awaiting the issuance of clarifying regulations from the Treasury department before finalizing our evaluation of the Act. Accordingly, we have not determined what actions we might take in response to the Act or the impact, if any, the Act may have on our financial condition and results of operations.

NOTE 14 - SUBSEQUENT EVENT

ATRONIC

In December 2004 (after the close of our fiscal 2005 third quarter), we entered into an agreement to acquire a 50 percent controlling equity position in the Atronic group of companies ("Atronic") owned by the owners of the privately-held Gauselmann Group ("Gauselmann"). The remaining 50 percent of Atronic will be retained by the owners of Gauselmann. Atronic is a video slot machine manufacturer that is a market leader in Europe, Russia and Latin America, with a solid presence in the United States. In addition to manufacturing slot machines and developing slot machine games, Atronic develops customized solutions for dynamic gaming operations.

The final purchase price will be calculated through a performance-based formula equal to eight times Atronic's EBITDA (earnings before interest, taxes, depreciation and amortization) for its fiscal year 2006 ending December 31, 2006. In addition, in the 12 months after the closing, Atronic will also have the potential to receive an earn-out amount based on its 2007 performance above specified thresholds. We currently expect the all-cash transaction will have a total value of approximately $100 million to $150 million, for our 50 percent share, including the assumption of debt.

Beginning in 2012, we have the option to purchase Gauselmann's interest in Atronic and Gauselmann has a reciprocal right to sell its interest to us at a value determined by independent appraisers. There are also mutual put/call rights that may become effective before 2012, under certain circumstances. The exercise price under these circumstances will be calculated through a performance based formula. This transaction is contingent upon regulatory and gaming license approvals and other closing conditions, and is expected to be completed on December 31, 2006.

NOTE 15 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

On December 18, 2001, Holdings (the "Parent Company") issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures due December 15, 2021 (the "Debentures"). On October 9, 2003, the Parent Company issued, in a private placement, $250 million principal amount of 4.75% Senior Notes due October 15, 2010, all of which were subsequently exchanged for 4.75% Senior Notes due October 15, 2010 registered under the Securities Act of 1933 and on November 16, 2004, the Parent Company issued $150 million principal amount of 4.75% Senior Notes due December 1, 2009 and $150 million principal amount of 5.25% Senior Notes due December 1, 2014 (collectively, the "Senior Notes"). The Debentures and Senior Notes are unsecured and unsubordinated obligations of the Parent Company that are jointly and severally, fully and unconditionally guaranteed by GTECH and two of its wholly owned subsidiaries:
GTECH Rhode Island Corporation and GTECH Latin America Corporation (collectively with GTECH, the "Guarantor Subsidiaries"). Condensed consolidating financial information is presented below.

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

Condensed Consolidating Balance Sheets
November 27, 2004

                                               Parent       Guarantor      Non-Guarantor    Eliminating
                                              Company      Subsidiaries    Subsidiaries       Entries       Consolidated
                                           --------------  -------------  ---------------  -------------   --------------
                                                                      (Dollars in thousands)
Assets
Current Assets:
 Cash and cash equivalents                 $            -  $     271,885  $        37,716  $           -   $      309,601
 Trade accounts receivable, net                         -         81,431           69,316              -          150,747
 Due from subsidiaries and affiliates                   -         35,919                -        (35,919)               -
 Sales-type lease receivables                           -          3,321            4,947              -            8,268
 Inventories                                            -         29,081           63,708         (6,444)          86,345
 Deferred income taxes                                  -         17,861            7,985              -           25,846
 Other current assets                                   -          8,293           19,996              -           28,289
                                           --------------  -------------  ---------------  -------------   --------------
     Total Current Assets                               -        447,791          203,668        (42,363)         609,096
Systems, Equipment and Other
   Assets Relating to Contracts, net                    -        602,345          102,209         (7,269)         697,285
Investment in Subsidiaries and
   Affiliates                                     634,787        378,479                -     (1,013,266)               -
Goodwill, net                                           -        116,347          217,880              -          334,227
Property, Plant and Equipment, net                      -         33,291           34,990              -           68,281
Intangible Assets, net                                  -         22,877           50,310              -           73,187
Refundable Performance Deposit                          -              -           20,000              -           20,000
Sales-Type Lease Receivables                            -          5,546            7,251              -           12,797
Other Assets                                            -         24,653           22,977              -           47,630
                                           --------------  -------------  ---------------  -------------   --------------
   Total Assets                            $      634,787  $   1,631,329  $       659,285  $  (1,062,898)  $    1,862,503
                                           ==============  =============  ===============  =============   ==============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                        $            -  $      37,212  $        45,272  $           -   $       82,484
   Due to subsidiaries and affiliates                   -              -           35,919        (35,919)               -
   Accrued expenses                                     -         26,798           23,096              -           49,894
   Employee compensation                                -         14,955            9,694              -           24,649
   Advance payments from customers                      -          6,681           56,416              -           63,097
   Deferred revenue and advance
     billings                                           -         13,994           15,765              -           29,759
   Income taxes payable                                 -         14,654            7,379              -           22,033
   Taxes other than income taxes                        -          8,777           11,438              -           20,215
   Short term borrowings                                -              -              483              -              483
   Current portion of long-term debt                    -              -            4,199              -            4,199
                                           --------------  -------------  ---------------  --------------  --------------
     Total Current Liabilities                          -        123,071          209,661        (35,919)         296,813
Long-Term Debt, less current
   portion                                              -        724,108           30,780              -          754,888
Other Liabilities                                       -         60,806           18,965              -           79,771
Deferred Income Taxes                                   -         74,844           21,400              -           96,244
Shareholders' Equity                              634,787        648,500          378,479     (1,026,979)         634,787
                                           --------------  -------------  ---------------  --------------  --------------
     Total Liabilities and
        Shareholders' Equity               $      634,787  $   1,631,329  $       659,285  $  (1,062,898)  $    1,862,503
                                           ==============  =============  ===============  =============   ==============

Condensed Consolidating Balance Sheets
February 28, 2004

                                               Parent       Guarantor      Non-Guarantor    Eliminating
                                              Company      Subsidiaries    Subsidiaries       Entries       Consolidated
                                           --------------  -------------  ---------------  -------------   --------------
                                                                      (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents               $            -  $      68,956  $        60,383  $           -   $      129,339
   Investment securities
     available-for-sale                                 -        221,850                -              -          221,850
   Trade accounts receivable, net                       -         75,590           43,312              -          118,902
   Due from subsidiaries and affiliates                 -         49,168                -        (49,168)               -
   Sales-type lease receivables                         -          3,967            3,738              -            7,705
   Inventories                                          -         52,697           29,943         (5,856)          76,784
   Deferred income taxes                                -         30,254            4,142              -           34,396
   Other current assets                                 -          5,481           18,945              -           24,426
                                           --------------  -------------  ---------------  -------------   --------------
     Total Current Assets                               -        507,963          160,463        (55,024)         613,402
Systems, Equipment and Other
   Assets Relating to Contracts, net                    -        518,976           80,111         (7,725)         591,362
Investment in Subsidiaries and
   Affiliates                                     562,289        162,788                -       (725,077)               -
Goodwill, net                                           -        115,965           72,647              -          188,612
Property, Plant and Equipment, net                      -         28,543           29,033              -           57,576
Intangible Assets, net                                  -         21,850            6,381              -           28,231
Refundable Performance Deposit                          -              -           20,000              -           20,000
Sales-Type Lease Receivables                            -          8,125            9,528              -           17,653
Other Assets                                            -         20,822           21,473              -           42,295
                                           --------------  -------------  ---------------  -------------   --------------
   Total Assets                            $      562,289  $   1,385,032  $       399,636  $    (787,826)  $    1,559,131
                                           ==============  =============  ===============  =============   ==============
Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                        $            -  $      54,967  $        25,037  $          -    $       80,004
   Due to subsidiaries and affiliates                   -              -           49,168        (49,168)               -
   Accrued expenses                                     -         32,041           15,387              -           47,428
   Employee compensation                                -         29,256            4,725              -           33,981
   Advance payments from customers                      -         45,648           58,480              -          104,128
   Deferred revenue and advance
     billings                                           -          8,282            6,177              -           14,459
   Income taxes payable                                 -          4,419            7,975              -           12,394
   Taxes other than income taxes                        -          8,643           10,816              -           19,459
   Current portion of long-term debt                    -        100,886            5,433              -          106,319
                                           --------------  -------------  ---------------  -------------   --------------
     Total Current Liabilities                          -        284,142          183,198        (49,168)         418,172
Long-Term Debt, less current
   portion                                              -        430,652           32,563              -          463,215
Other Liabilities                                       -         36,526           17,210              -           53,736
Deferred Income Taxes                                   -         57,842            3,877              -           61,719
Shareholders' Equity                              562,289        575,870          162,788       (738,658)         562,289
                                           --------------  -------------  ---------------  -------------   --------------
     Total Liabilities and
     Shareholders' Equity                  $      562,289  $   1,385,032  $       399,636  $    (787,826)  $    1,559,131
                                           ==============  =============  ===============  =============   ==============

NOTE 15 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended November 27, 2004

                                         Parent         Guarantor       Non-Guarantor    Eliminating
                                        Company        Subsidiaries      Subsidiaries      Entries      Consolidated
                                    ---------------   --------------   ---------------  -------------  --------------
                                                                  (Dollars in thousands)
Revenues:
   Services                         $             -    $     176,902   $        75,043  $           -  $      251,945
   Sales of products                              -           34,844            28,858              -          63,702
   Intercompany sales and fees                    -           21,371            12,777        (34,148)              -
                                    ---------------    -------------   ---------------  -------------- --------------
                                                  -          233,117           116,678        (34,148)        315,647
Costs and expenses:
   Costs of services                              -          103,598            53,330           (966)        155,962
   Costs of sales                                 -           20,338            23,849              -          44,187
   Intercompany cost of sales
     and fees                                     -           27,162             4,974        (32,136)              -
                                    ---------------    -------------   ---------------  -------------- --------------
                                                  -          151,098            82,153        (33,102)        200,149
                                    ---------------    -------------   ---------------  -------------- --------------
Gross profit                                      -           82,019            34,525         (1,046)        115,498

Selling, general & administrative                 -           19,955             9,785              -          29,740
Research and development                          -            8,728             4,279              -          13,007
                                    ---------------    -------------   ---------------  -------------  --------------
     Operating expenses                           -           28,683            14,064              -          42,747
                                    ---------------    -------------   ---------------  -------------  --------------

Operating income                                  -           53,336            20,461         (1,046)         72,751

Other income (expense):
     Interest income                              -               96               546              -             642
     Equity in earnings of
       unconsolidated affiliates                  -              766                44              -             810
     Equity in earnings of
       consolidated affiliates               45,855           10,714                 -        (56,569)              -
     Other income (expense)                       -            3,184            (5,254)             -          (2,070)
     Interest expense                             -           (3,340)             (348)             -          (3,688)
                                    ---------------    -------------   ---------------  -------------  --------------
                                             45,855           11,420            (5,012)       (56,569)         (4,306)
                                    ---------------    -------------   ---------------  -------------  --------------
Income before income taxes                   45,855           64,756            15,449        (57,615)         68,445

Income taxes                                      -           21,336             4,735         (3,481)         22,590
                                    ---------------    -------------   ---------------  -------------- --------------

Net income                          $        45,855    $      43,420   $        10,714  $     (54,134) $       45,855
                                    ===============    =============   ===============  =============  ==============

NOTE 15 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Nine Months Ended November 27, 2004

                                        Parent           Guarantor      Non-Guarantor    Eliminating
                                       Company         Subsidiaries     Subsidiaries       Entries      Consolidated
                                    ---------------   --------------   ---------------  -------------  --------------
                                                              (Dollars in thousands)
Revenues:
   Services                         $             -    $     532,255   $       221,130  $           -  $      753,385
   Sales of products                              -           93,682            72,300              -         165,982
   Intercompany sales and fees                    -           71,234            37,774       (109,008)              -
                                    ---------------    -------------   ---------------  -------------  --------------
                                                  -          697,171           331,204       (109,008)        919,367
Costs and expenses:
   Costs of services                              -          309,428           144,636         (2,328)        451,736
   Costs of sales                                 -           52,086            51,905            (13)        103,978
   Intercompany cost of sales
     and fees                                     -           72,179            13,551        (85,730)              -
                                    ---------------    -------------   ---------------  -------------  --------------
                                                  -          433,693           210,092        (88,071)        555,714
                                    ---------------    -------------   ---------------  -------------- --------------

Gross profit                                      -          263,478           121,112        (20,937)        363,653

Selling, general & administrative                 -           59,417            27,847              -          87,264
Research and development                          -           26,388            12,353              -          38,741
                                    ---------------    -------------   ---------------  -------------  --------------
     Operating expenses                           -           85,805            40,200              -         126,005
                                    ---------------    -------------   ---------------  -------------  --------------

Operating income                                  -          177,673            80,912        (20,937)        237,648

Other income (expense):
     Interest income                              -              881             2,077              -           2,958
     Equity in earnings (loss) of
       unconsolidated affiliates                  -            2,680              (271)             -           2,409
     Equity in earnings of
       consolidated affiliates              152,551           54,736                 -       (207,287)              -
     Other income                                 -            2,826             3,705              -           6,531
     Interest expense                             -          (10,645)           (1,098)             -         (11,743)
                                    ---------------    -------------   ---------------  -------------  --------------
                                            152,551           50,478             4,413       (207,287)            155
                                    ---------------    -------------   ---------------  -------------  --------------

Income before income taxes                  152,551          228,151            85,325       (228,224)        237,803

Income taxes                                      -           81,792            30,589        (27,129)         85,252
                                    ---------------    -------------   ---------------  -------------  --------------

Net income                          $       152,551    $     146,359   $        54,736  $    (201,095) $      152,551
                                    ===============    =============   ===============  =============  ==============

NOTE 15 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended November 22, 2003

                                        Parent           Guarantor      Non-Guarantor      Eliminating
                                       Company          Subsidiaries    Subsidiaries         Entries        Consolidated
                                    ---------------    -------------   ---------------    --------------   --------------
                                                             (Dollars in thousands)
Revenues:
   Services                         $             -    $     164,238   $        66,987    $           -    $      231,225
   Sales of products                              -           14,308             9,389                -            23,697
   Intercompany sales and fees                    -           21,582            12,050          (33,632)                -
                                    ---------------    -------------   ---------------    -------------    --------------
                                                  -          200,128            88,426          (33,632)          254,922
Costs and expenses:
   Costs of services                              -           93,176            39,667             (852)          131,991
   Costs of sales                                 -            8,851             4,252               (9)           13,094
   Intercompany cost of sales
     and fees                                     -           16,285             5,796          (22,081)                -
                                    ---------------    -------------   ---------------    -------------    --------------
                                                  -          118,312            49,715          (22,942)          145,085
                                    ---------------    -------------   ---------------    -------------    --------------

Gross profit                                      -           81,816            38,711          (10,690)          109,837

Selling, general and administrative               -           19,718             8,449                -            28,167
Research and development                          -            9,045             3,881                -            12,926
                                    ---------------    -------------   ---------------    -------------    --------------
     Operating expenses                           -           28,763            12,330                -            41,093
                                    ---------------    -------------   ---------------    -------------    --------------

Operating income                                  -           53,053            26,381          (10,690)           68,744

Other income (expense):
     Interest income                              -              510               984                -             1,494
     Equity in earnings of
       unconsolidated affiliates                  -              430             1,070                -             1,500
     Equity in earnings of
       consolidated affiliates               45,867           18,038                 -          (63,905)                -
     Other income                                 -            3,574               478                -             4,052
     Interest expense                             -           (2,705)             (281)               -            (2,986)
                                    ---------------    -------------   ---------------    -------------    --------------
                                             45,867           19,847             2,251          (63,905)            4,060
                                    ---------------    -------------   ---------------    -------------    --------------

Income before income taxes                   45,867           72,900            28,632          (74,595)           72,804

Income taxes                                      -           26,973            10,594          (10,630)           26,937
                                    ---------------    -------------   ---------------    -------------    --------------

Net income                          $        45,867    $      45,927   $        18,038    $     (63,965)   $       45,867
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
                                    ===============  =============   ===============  =============  ==============

NOTE 15 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended November 27, 2004

                                          Parent            Guarantor       Non-Guarantor    Eliminating
                                          Company          Subsidiaries     Subsidiaries       Entries      Consolidated
                                       --------------     -------------    --------------    -----------    ------------
                                                               (Dollars in thousands)
Net cash provided by operating
   activities                          $            -     $     244,112    $       36,771    $    (2,407)   $   278,476

Investing Activities
   Acquisitions (net of cash acquired)              -                 -          (200,764)             -       (200,764)
   Purchases of systems, equipment
     and other assets relating to
     contracts                                      -          (164,308)          (27,473)         2,407       (189,374)
   Purchases of available-for-sale
     investment securities                          -           (50,150)                -              -        (50,150)
   Maturities and sales of
     available-for-sale investment
     securities                                     -           272,000                 -              -        272,000
   Proceeds from sale of investment                 -                 -            11,773              -         11,773
   Purchases of property, plant
     and equipment                                  -            (8,826)             (308)             -         (9,134)
   Increase in restricted cash                      -                 -            (5,138)             -         (5,138)
   Investments in and advances to
     unconsolidated subsidiaries                    -                 -            (2,503)             -         (2,503)
                                       --------------     -------------    --------------    -----------    -----------
Net cash provided by (used for)
     investing activities                           -            48,716          (224,413)         2,407       (173,290)

Financing Activities
   Net proceeds from issuance of
     long-term debt                                 -           343,254                 -              -        343,254
   Proceeds from treasury rate lock                 -                 -                 -              -              -
   Principal payments on long-term
     debt                                           -          (135,000)           (7,657)             -       (142,657)
   Purchases of treasury stock               (100,536)                -                 -              -       (100,536)
   Dividends paid                             (29,988)                -                 -              -        (29,988)
   Redemption premium paid in
     connection with the early
     retirement of debt                             -           (10,610)                -              -        (10,610)
   Proceeds from stock options                 11,810                 -                 -              -         11,810
   Intercompany capital transactions          116,719          (284,719)          168,000              -              -
   Other                                        1,995            (2,711)            3,055              -          2,339
                                       --------------     --------------   --------------    ------------   -----------
Net cash provided by (used for)
     financing activities                           -           (89,786)          163,398              -         73,612
Effect of exchange rate changes
     on cash                                        -              (113)            1,577              -          1,464
                                       --------------     -------------    --------------    -----------    -----------
Increase (decrease) in cash and
     cash equivalents                               -           202,929           (22,667)             -        180,262
Cash and cash equivalents at
     beginning of period                            -            68,956            60,383              -        129,339
                                       --------------     -------------    --------------    -----------    -----------
Cash and cash equivalents at end
     of period                         $            -     $     271,885    $       37,716    $         -    $   309,601
                                       ==============     =============    ==============    ===========    ===========

NOTE 15 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended November 22, 2003

                                          Parent            Guarantor      Non-Guarantor     Eliminating
                                          Company         Subsidiaries      Subsidiaries       Entries      Consolidated
                                       --------------     -------------    -------------     -----------    ------------
                                                            (Dollars in thousands)
Net cash provided by operating
   activities                          $           -      $    253,810     $      56,508     $     (382)    $   309,936

Investing Activities
   Purchases of systems, equipment
     and other assets relating to
     contracts                                     -          (200,454)          (11,795)           382        (211,867)
   Acquisitions (net of cash acquired)             -           (40,426)          (33,748)             -         (74,174)
   Refundable performance deposit                  -                 -           (20,000)             -         (20,000)
   License fee                                     -           (12,500)                -              -         (12,500)
   Purchases of property, plant
     and equipment                                 -            (8,506)                -              -          (8,506)
   Investments in and advances to
     unconsolidated subsidiaries                   -            (1,185)                -              -          (1,185)
                                       -------------      ------------     -------------     ----------     -----------
Net cash used for investing
     activities                                    -          (263,071)          (65,543)           382        (328,232)

Financing Activities
   Net proceeds from issuance
     of long-term debt                             -           249,617             1,521              -         251,138
    Principal payments on long-term
     debt                                          -           (27,759)           (3,929)             -         (31,688)
   Proceeds from stock options                22,068                 -                 -              -          22,068
   Dividends paid                            (19,928)                -                 -              -         (19,928)
   Intercompany capital transactions          (3,222)          (30,526)           33,748              -               -
   Other                                       1,082              (430)           (2,846)             -          (2,194)
                                       -------------      ------------     -------------     ----------     -----------
Net cash provided by
     financing activities                          -           190,902            28,494              -         219,396

Effect of exchange rate changes
     on cash                                       -               188             3,074              -           3,262
                                       -------------      ------------     -------------     ----------     -----------
Increase in cash and cash
     equivalents                                   -           181,829            22,533              -         204,362
Cash and cash equivalents at
     beginning of period                           -            88,739            27,435              -         116,174
                                       -------------      ------------     -------------     ----------     -----------
Cash and cash equivalents at end
     of period                         $           -      $    270,568     $      49,968     $        -     $   320,536
                                       =============      ============     =============     ==========     ===========

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

- OUR BUSINESS - a general description of our business; Brazilian legal proceedings; acquisitions; our common stock split and treasury stock retirement; and new accounting pronouncements.

- OPERATIONS REVIEW - an analysis of our consolidated results of operations for the three and nine month periods ended November 27, 2004 and November 22, 2003 presented in our financial statements. We operate in one business - Transaction Processing, and we have a single operating and reportable business segment. Therefore, our discussions are not quantified by segment results.

- LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION - an analysis of cash flows, financial position, and commitments.

- FINANCIAL RISK MANAGEMENT AND DIVIDEND POLICY - information about financial risk management; interest rate market risk; equity price risk; foreign currency exchange rate risk; and our dividend policy.

- SUBSEQUENT EVENT - information about an agreement to acquire a 50% controlling equity position in the Atronic group of companies that occurred subsequent to November 27, 2004.

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

- we may be subject to adverse determinations in pending legal proceedings (including previously announced legal proceedings in Brazil) which could result in substantial monetary judgments or reputational damage;

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

We are a global technology services company providing software, networks and professional services that power high-performance solutions. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 52 countries worldwide and we have a growing presence in commercial gaming technology ("Gaming solutions") and financial services transaction processing ("Commercial services"). A comparison of our revenue concentration is as follows:

                                     Nine Months
                                        Ended
                                     November 27,            Fiscal               Fiscal
Consolidated Revenues                    2004                 2004                 2003
---------------------               --------------        -------------       --------------
Lottery                                   87%                   91%                 93%
Commercial services                        7%                    7%                  5%
Gaming solutions                           6%                    2%                  2%
                                         ---                   ---                 ---
                                         100%                  100%                100%
                                         ===                   ===                 ===

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

We have derived substantially all of our revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Our service revenues are derived primarily from lottery service contracts, which are typically at least five years in duration, and generally provide compensation to us based upon a percentage of a lottery's gross online and instant ticket sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. We primarily derive product sale revenues from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sale contracts. Our product sale revenues from period to period may not be comparable due to the size and timing of product sale transactions. During fiscal 2005, we currently anticipate that product sales will be in the range of $240 million to $250 million.

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

Our business is highly regulated, and the competition to secure new government contracts is often intense. In addition, our ability to consummate the acquisition, which we announced in December 2004 (after the close of our fiscal 2005 third quarter), of a 50 percent controlling equity interest in the Atronic group of companies, one of the world's five largest manufacturers of slot machines, and to otherwise expand our business in non-lottery gaming markets, is contingent upon obtaining required gaming licenses. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by government authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Because such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery, gaming licensing, and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts, obtain new or renewal contracts and to expand our business in non-lottery gaming markets. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See the following for further information concerning these matters and other contingencies:

      - "Legal Proceedings" in Part II, Item 1 in this report and in our Quarterly Reports for the first and second quarters of fiscal 2005;

      - Part I, Item 1 - "Certain Factors That May Affect Future Performance" - Government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales" in our fiscal 2004 Annual Report on Form 10-K;

      - Part I, Item 3 - "Legal Proceedings" in our fiscal 2004 Annual Report on Form 10-K; and

      - Note 13 to the Consolidated Financing Statements in our fiscal 2004 Annual Report on Form 10-K.

BRAZILIAN LEGAL PROCEEDINGS

Revenues from our lottery contract with Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, accounted for 9.7% of our total fiscal 2004 revenues, making CEF our largest customer in fiscal 2004 based upon annual revenues.

A June 25, 2004 ruling in a civil action initiated by federal attorneys with Brazil's Public Ministry has had and will continue to have the effect of materially reducing payments that we otherwise would receive from our lottery contract with CEF, which expires in May 2005. This ruling ordered that 30% of payments subsequent to the June 25, 2004 ruling due to GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") from CEF, be withheld and deposited in an account maintained by the Court. As of November 27, 2004, the total amount withheld and deposited in an account maintained by the Court was approximately 43 million Brazilian reals, or 15 million United States dollars.

Accordingly, we have not recognized service revenues for the payments that were withheld from GTECH Brazil, as realization of these amounts is not reasonably assured. In addition, the ruling ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition. As of November 27, 2004, GTECH Brazil assets approximated $25.3 million as follows (dollars in millions):

Cash                                                                         $              5.1
Systems, Equipment and Other Assets Relating to Contracts, net                              7.0
                                                                             ------------------
      Assets restricted from transfer or disposition                         $             12.1
All other assets                                                                           13.2
                                                                             ------------------
GTECH Brazil assets at November 27, 2004                                     $             25.3
                                                                             ==================

The restricted cash is included in Other Assets in our Consolidated Balance
Sheet.

We estimate that this decision will reduce our service revenues and pre-tax profits from our CEF contract by approximately $23 million to $26 million during fiscal 2005. We are currently awaiting a Brazilian court decision regarding our appeal of the June 25, 2004 ruling, which appeal we filed, as previously reported, in July 2004. Refer to "Legal Proceedings - Brazilian-Related Legal Proceedings" in Part II, Item 1 in this report; and Part 1, Item 3, "Legal Proceedings - Brazilian Legal Proceedings, The CEF Contract Extension Proceedings," and Note 13 to the Consolidated Financial Statements in our fiscal 2004 Annual Report on Form 10-K for detailed disclosures regarding this, and related matters.

ACQUISITIONS

BILLBIRD S.A.

During the third quarter of fiscal 2005, our majority-owned subsidiary, PolCard S.A. ("PolCard"), acquired privately-held BillBird S.A ("BillBird"), the leading provider of electronic bill payment services in Poland, for an all-cash purchase price of approximately $6.0 million. By combining BillBird and PolCard (which is the leading debit and credit card merchant transaction acquirer and processor company in Poland), we will enhance our market strategy of providing a product suite including debit and credit transaction processing, card and ATM management services, electronic bill payments, and prepaid mobile phone top-ups.

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

SPIELO MANUFACTURING INCORPORATED

During the first quarter of fiscal 2005, we acquired privately-held Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals ("VLT's") and related products and services to the global gaming industry, for an all-cash purchase price of approximately $150 million. In addition, we paid Spielo shareholders approximately $10.7 million out of a potential maximum earn-out amount of up to $35 million, which Spielo shareholders are entitled to receive in the 18 months following the closing, based upon Spielo achieving certain VLT installation objectives in New York. By acquiring Spielo, we will be better able to deliver a comprehensive, integrated VLT solution to our existing and potential customers, with a single point of contact and accountability.

We continue to evaluate a variety of opportunities to broaden our offerings of high-volume transaction processing services outside of our core market of providing online lottery services, such as the processing and transmission of commercial, non-lottery transactions including bill payments, electronic tax payments, utility payments, prepaid cellular telephone recharges and retail-based programs such as gift cards. Currently, our networks in Brazil, Poland, Chile, the Czech Republic and Jamaica process bill payments and other commercial service transactions. In the near term, we expect to concentrate our efforts to grow commercial service revenues principally in Central and Eastern Europe and other selected emerging economies. While our goal is to leverage our technology, infrastructure and relationships to drive growth in commercial services, if, in the course of pursuing these opportunities, we identify an opportunity to gain access to certain markets through the acquisition of existing businesses, we may consider making such acquisitions.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2004, the Emerging Issues Task Force reached a consensus in Issue 04-08, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS" ("EITF 04-08"), that will require us to restate our diluted earnings per share for all periods during which our $175 million principal amount of 1.75% Convertible Debentures (the "Debentures") were outstanding, to include all shares issuable upon conversion of the Debentures in our diluted earnings per share computation, regardless of whether or not the Debentures were then convertible. EITF 04-08 will become effective in our fiscal 2005 fourth quarter. Giving effect to EITF 04-08, diluted earnings per share would have been $1.04 for the nine month period ended November 22, 2003.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We are required to adopt SFAS 123R in our fiscal 2006 third quarter. Early adoption is permitted. We are currently evaluating the two methods of adoption allowed by FAS 123R; the modified-prospective transition method, and the modified-retrospective transition method. We currently estimate the quarterly impact of adopting SFAS 123R will be approximately $.02 per diluted share.

OPERATIONS REVIEW

COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 27, 2004 AND NOVEMBER 22, 2003

TOTAL REVENUES

                                                          Three Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                       2004              2003              $            %
                                   --------------   --------------     ---------     ------
                                                         (dollars in millions)
Services                           $        251.9   $        231.2     $    20.7        9.0
Sales of products                            63.7             23.7          40.0     >100.0
                                   --------------   --------------     ---------     ------
                                   $        315.6   $        254.9     $    60.7       23.8
                                   ==============   ==============     =========     ======

SERVICE REVENUES AND GROSS MARGIN

                                                          Three Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                        2004             2003              $            %
                                   --------------   --------------     ---------       ----
                                                         (dollars in millions)
Domestic lottery                   $        127.4   $        119.8     $     7.6        6.3
International lottery                        94.4             86.1           8.3        9.6
Commercial services                          22.0             20.7           1.3        6.3
Gaming solutions                              7.3              4.0           3.3       82.5
All other                                     0.8              0.6           0.2       33.3
                                   --------------   --------------     ---------       ----
                                   $        251.9   $        231.2     $    20.7        9.0
                                   ==============   ==============     =========       ====

                                                          Three Months Ended
                                    ------------------------------------------------------
                                    November 27,     November 22,             Change
                                                                         -----------------
                                       2004              2003            Percentage Points
                                    ------------     ------------        -----------------
Service gross margin                   38.1%             42.9%                 (4.8)

The 6.3% increase in domestic lottery service revenues was primarily due to higher service revenues from an increase in sales by our domestic lottery customers of approximately 8%, the launch of our new service contract in Tennessee and the impact of the Interlott acquisition, partially offset by contractual rate changes and lower jackpot activity. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels, such as Keno.

The 9.6% increase in international lottery service revenues includes higher service revenues from an increase in sales by our international lottery customers of approximately 2%, along with higher jackpot activity and favorable foreign exchange rates, partially offset by lower revenues from Brazil related to the court order to withhold 30% of our revenues. While we are not able to quantify precisely the reasons for increases in sales by our international lottery customers, we believe that in general, such increases are attributable to more rapid growth rates typical of newer lottery jurisdictions, the successful introduction of new games and modifications to existing games (such as matrix changes and more frequent drawings).

The 6.3% increase in commercial transaction processing service revenues includes higher service revenues from an increase in sales by our commercial transaction processing customers of approximately 12%, along with favorable foreign exchange rates and the impact of the BillBird acquisition, partially offset by lower revenues from Brazil related to the court order to withhold 30% of our revenues.

The 82.5% increase in gaming solutions service revenues was primarily due to the acquisition of Spielo and the installation of additional video lottery terminals in the state of Rhode Island.

Our service margins were down 4.8 percentage points from last year primarily due to lower margins from Brazil related to lower service revenues resulting from the court order to withhold 30% of our revenues along with higher legal costs, and the impact of higher depreciation and amortization related principally to acquisitions, contract renewals and the implementation of new contracts.

PRODUCT REVENUES AND GROSS MARGIN

                                                      Three Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                       2004             2003               $           %
                                   --------------   -------------      ---------     ------
                                                         (dollars in millions)
Sales of products                   $       63.7     $      23.7       $    40.0     >100.0

                                                      Three Months Ended
                                    ------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                         -----------------
                                       2004              2003            Percentage Points
                                    ------------     ------------        -----------------
Product gross margin                   30.6%             44.7%                 (14.1)

Product sales were up principally due to the sale of lottery terminals and a communications network to our customer in Belgium, along with the sale of lottery terminals to our customer in Spain. Our product margins fluctuate depending on the mix, volume and timing of product sales contracts. Our product margins were down 14.1 percentage points from last year, primarily due to lower margins associated with Spielo product sales (primarily related to the one-time adjustment required to step-up then existing Spielo product sale contracts to fair value in connection with the acquisition), along with a high volume of lottery terminal sales in the current quarter that carried lower margins than the prior year overall margin.

OPERATING EXPENSES

Operating expenses are comprised of selling, general and administrative (SG&A) expenses and research and development (R&D) expenses.

                                                      Three Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                       2004             2003               $             %
                                   --------------   --------------     ---------        ---
                                                     (dollars in millions)
SG&A expenses                      $         29.7   $         28.2     $     1.5        5.3
R&D expenses                                 13.0             12.9           0.1        0.8
                                   --------------   --------------     ---------        ---
                                   $         42.7   $         41.1     $     1.6        3.9
                                   ==============   ==============     =========        ===

PERCENTAGE OF TOTAL REVENUE

SG&A expenses                                 9.4%            11.0%
R&D expenses                                  4.1%             5.1%

The $1.5 million increase in SG&A expenses was principally due to the current year acquisition of Spielo.

OTHER INCOME (EXPENSE)

The components of other income in the third quarters of fiscal 2005 and fiscal 2004 are as follows:

                                                          Three Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                       2004              2003              $           %
                                   --------------   --------------     ---------     ------
                                                       (dollars in millions)
Foreign exchange losses            $         (1.3)  $         (0.1)    $    (1.2)   (>100.0)
Minority interest in
  consolidated subsidiaries                  (0.7)            (2.0)          1.3     >100.0
One-time, non-cash gain                         -              5.3          (5.3)   (>100.0)
Other                                        (0.1)             0.9          (1.0)   (>100.0)
                                   ---------------  --------------     ---------    -------
                                   $         (2.1)  $          4.1     $    (6.2)   (>100.0)
                                   ==============   ==============     =========    =======

Minority interest in consolidated subsidiaries principally relates to our controlling interests in PolCard S.A ("PolCard") and Wireless Business Solutions (Proprietary) Limited ("WBS"). PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. WBS is a telecommunications provider in South Africa.

The $5.3 million one-time, non-cash, pre-tax gain in the third quarter of the prior fiscal year resulted from the consolidation of the partnership that owns our world headquarter facilities, which was recorded in compliance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

INCOME TAXES

Our effective income tax rate of 33% in the third quarter of fiscal 2005 was down from 37% in the third quarter of fiscal 2004 resulting from the favorable resolution of income tax contingencies. We currently expect that our full-year effective income tax rate will be in a range of 35% to 36% based on the pending resolution of certain tax contingencies and the recent acquisitions of non-U.S.-based companies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our income tax rate may vary, however, depending on the composition of income or loss in different countries and the resolution of audits and tax contingencies.

COMPARISON OF THE NINE MONTH PERIODS ENDED NOVEMBER 27, 2004 AND NOVEMBER 22,
2003

TOTAL REVENUES

                                                           Nine Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                       2004              2003              $           %
                                   --------------   --------------     ---------     ------
                                                       (dollars in millions)
Services                           $        753.4   $        692.8     $    60.6        8.7
Sales of products                           166.0             79.0          87.0     >100.0
                                   --------------   --------------     ---------     ------
                                   $        919.4   $        771.8     $   147.6       19.1
                                   ==============   ==============     =========     ======

SERVICE REVENUES AND GROSS MARGIN

                                                           Nine Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                       2004             2003               $            %
                                   --------------   --------------     ---------       ----
                                                       (dollars in millions)
Domestic lottery                   $        384.7   $        367.2     $    17.5        4.8
International lottery                       284.0            259.3          24.7        9.5
Commercial services                          61.9             52.3           9.6       18.4
Gaming solutions                             20.4             12.1           8.3       68.6
All other                                     2.4              1.9           0.5       26.3
                                   --------------   --------------     ---------       ----
                                   $        753.4   $        692.8     $    60.6        8.7
                                   ==============   ==============     =========       ====

                                                           Nine Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                         -----------------
                                       2004              2003            Percentage Points
                                    ------------     ------------        -----------------
Service gross margin                   40.0%             43.5%                 (3.5)

The 4.8% increase in domestic lottery service revenues was primarily due to higher service revenues from an increase in sales by our domestic lottery customers of approximately 6%, the launch of our new service contract in Tennessee and the impact of the Interlott acquisition, partially offset by contractual rate changes.

The 9.5% increase in international lottery service revenues includes higher service revenues from an increase in sales by our international lottery customers of approximately 3%, along with favorable foreign exchange rates and higher jackpot activity, partially offset by lower revenues from Brazil related to the court order to withhold 30% of our revenues.

The 18.4% increase in commercial transaction processing service revenues includes higher service revenues from an increase in sales by our commercial transaction processing customers of approximately 14%, along with the acquisitions of PolCard in the second quarter of last year and BillBird in the third quarter of this year, partially offset by lower revenues from Brazil related to the court order to withhold 30% of our revenues.

The 68.6% increase in gaming solutions service revenues was primarily due to the acquisition of Spielo and the installation of additional video lottery terminals in existing jurisdictions.

Our service margins were down 3.5 percentage points from last year primarily due to lower margins from Brazil related to lower service revenues resulting from the court order to withhold 30% of our revenues along with higher legal costs, and the impact of higher depreciation and amortization related principally to acquisitions, contract renewals and the implementation of new contracts.

PRODUCT REVENUES AND GROSS MARGIN

                                                           Nine Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                       2004              2003               $           %
                                   --------------   --------------     ---------     ------
                                                       (dollars in millions)
Product revenues                   $        166.0   $         79.0     $    87.0     >100.0

                                                           Nine Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                         ------------------
                                       2004              2003            Percentage Points
                                    ------------     ------------        ------------------
Product gross margin                   37.4%             36.0%                   1.4

Product sales were up principally due to the sale of lottery terminals and a communications network to our customer in Belgium and the sale of lottery terminals to our customer in Spain, along with the impact of acquisitions. Our product margins were up 1.4 percentage points over last year, primarily due to the different mix of sales.

OPERATING EXPENSES

Operating expenses include selling, general and administrative (SG&A) expenses and research and development (R&D) expenses.

                                                           Nine Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                        -------------------
                                       2004             2003               $            %
                                   --------------   --------------     ---------       ----
                                                       (dollars in millions)
SG&A expenses                      $         87.3   $         79.5     $     7.8        9.8
R&D expenses                                 38.7             41.4          (2.7)      (6.5)
                                   --------------   --------------     ---------       ----
                                   $        126.0   $        120.9     $     5.1        4.2
                                   ==============   ==============     =========       ====

PERCENTAGE OF TOTAL REVENUE

SG&A expenses                                 9.6%            10.3%
R&D expenses                                  4.2%             5.4%

The $7.8 million increase in SG&A expenses was principally due to the Spielo acquisition, along with an acceleration in regulatory licensing activity in worldwide commercial gaming markets. The $2.7 million decrease in R&D expenses was primarily due to the timing of development initiatives, partially offset by the impact of the Spielo acquisition.

EQUITY EARNINGS

                                                           Nine Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                       2004             2003               $            %
                                   --------------   --------------     ---------       ----
                                                       (dollars in millions)
Equity earnings                    $          2.4   $          6.1     $    (3.7)      (60.6)

Equity earnings were down $3.7 million from last year, primarily due to the sale in April 2004 of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.

OTHER INCOME (EXPENSE)

The components of other income in the first nine months of fiscal 2005 and fiscal 2004 are as follows:

                                                           Nine Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                       2004              2003              $           %
                                   --------------   --------------     ---------    -------
                                                       (dollars in millions)
Gain on sale of investment         $         10.9   $            -     $    10.9      100.0
Foreign exchange gains (losses)              (1.5)             0.3          (1.8)   (>100.0)
Minority interest in
    consolidated subsidiaries                (2.2)            (3.5)          1.3      (37.1)
One-time, non-cash gain                       -                5.3          (5.3)   (>100.0)
Other                                        (0.7)             1.2          (1.9)   (>100.0)
                                   ---------------  --------------     ---------    -------
                                   $          6.5   $          3.3     $     3.2       97.0
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

The $5.3 million one-time, non-cash, pre-tax gain in the prior fiscal year resulted from the consolidation of the partnership that owns our world headquarter facilities, which was recorded in compliance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

INTEREST EXPENSE

                                                           Nine Months Ended
                                   --------------------------------------------------------
                                    November 27,     November 22,              Change
                                                                       --------------------
                                       2004             2003               $            %
                                   --------------   --------------     ---------       ----
                                                  (dollars in millions)
Interest expense                   $         11.7   $          7.0     $     4.7       67.1

Interest expense was up $4.7 million over last year primarily due to higher debt balances resulting from the issuance of $250 million of 4.75% Senior Notes in the third quarter of fiscal 2004.

INCOME TAXES

Our effective income tax rate was 36%, down from 37% in the same nine month period last year. The decrease is primarily due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory income tax rate.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among its provisions, the Act provides for a one-time special deduction for certain qualifying dividends from foreign subsidiaries. We are awaiting the issuance of clarifying regulations from the Treasury department before finalizing our evaluation of the Act. Accordingly, we have not determined what actions we might take in response to the Act or the impact, if any, the Act may have on our financial condition and results of operations.

WEIGHTED AVERAGE DILUTED SHARES

Weighted average diluted shares in the first nine months of fiscal 2005 increased by 4.3 million shares to 133.1 million shares, primarily due to the assumed conversion of our $175 million principal amount of 1.75% Convertible Debentures (the "Debentures") into shares of our common stock, resulting in a decrease to diluted earnings per share of approximately $0.11. These Debentures are convertible at the option of the holder into shares of our common stock at a conversion price of approximately $13.75 per share when, among other circumstances, our stock closes above $16.50 per share for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 12.7 million shares issuable upon the conversion of the Debentures. The Debentures were convertible for all 189 trading days in the first nine months of fiscal 2005, and accordingly, 12.7 million shares were included in the computation of diluted earnings per share. For the first nine months of fiscal 2004, the Debentures were convertible for 144 out of 191 trading days, and accordingly, 9.6 million shares were included in the computation of diluted earnings per share.

In October 2004, the Emerging Issues Task Force reached a consensus in Issue 04-08, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted EPS" ("EITF 04-08"), that will require us to restate our diluted earnings per share for all periods during which our Debentures were outstanding, to include all shares issuable upon conversion of the Debentures in our diluted earnings per share computation, regardless of whether or not the Debentures were then convertible. EITF 04-08 will become effective in our fiscal 2005 fourth quarter. Giving effect to EITF 04-08, diluted earnings per share would have been $1.04 for the nine month period ended November 22, 2003.

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

ANALYSIS OF CASH FLOWS

During the first nine months of fiscal 2005, we generated $278.5 million of cash from operations. This cash, along with cash generated by the sale of available-for-sale investment securities, was principally used to fund the Spielo, LILHCo and BillBird acquisitions of $200.8 million and to fund $189.4 million of systems, equipment and other assets relating to contracts. In addition, we issued $300 million of Senior Notes during the third quarter of fiscal 2005; repaid the remaining $90.0 million of our 7.87% Senior Notes; repurchased $100.5 million, or 4,409,500 shares of our common stock; and paid cash dividends of $30.0 million. At November 27, 2004, we had $309.6 million of cash and cash equivalents on hand, which includes the net proceeds from the $300 million of Senior Notes we issued in the current fiscal quarter.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2005, excluding net purchases of available-for-sale investment securities of $221.9 million and restricted cash of $5.1 million, will be in the range of $500 million to $510 million, including investments we made to acquire Spielo, LILHCo and BillBird. We expect our principal sources of liquidity to be existing cash, including the proceeds from the issuance of $300 million of Senior Notes, along with cash we generate from operations and borrowings under our revolving credit facility. Our credit facility provides for an unsecured revolving line of credit of $500 million and matures in October 2009. There were no borrowings under the credit facility as of November 27, 2004. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of November 27, 2004, after considering $31.0 million of letters of credit issued and outstanding, there was $469.0 million available for borrowing under the credit facility. The credit facility contains various restrictive covenants, none of which is expected to impact our liquidity or capital resources.

We currently expect that our cash flow from operations, existing cash, available borrowings under our credit facility and access to additional sources of capital will be sufficient, for the foreseeable future, to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund all or a portion of the cash needed for potential acquisitions, to pay dividends, to fund the capital requirements under our Master Contract with the Rhode Island Lottery and to repurchase shares of our common stock, from time to time, under our share repurchase programs. We may also seek alternative sources of financing to fund certain of our obligations under our Master Contract with the Rhode Island Lottery and to fund future potential acquisitions and growth opportunities that are not currently contemplated in the $500 million to $510 million we estimate we will need in fiscal 2005 for the uses disclosed above.

FINANCIAL POSITION

Our balance sheet as of November 27, 2004, as compared to our balance sheet as of February 28, 2004, was impacted by our acquisitions of Spielo, LILHCo and BillBird. Drivers of the material changes in each specific balance sheet category are described below.

Investment securities available-for-sale decreased by $221.9 million from February 28, 2004, reflecting the payment for the Spielo and LILHCo acquisitions.

Trade accounts receivable, net increased by $31.8 million, from $118.9 million at February 28, 2004 to $150.7 million at November 27, 2004, primarily due to receivables related to product sales recorded in the third quarter of fiscal 2005 and receivables from Spielo.

Inventories increased by $9.5 million, from $76.8 million at February 28, 2004 to $86.3 million at November 27, 2004, primarily due to inventory associated with the acquisition of Spielo, along with an increase in inventory associated with a product sale expected to be recorded during the fourth quarter of fiscal 2005, partially offset by the sale of lottery terminals and a communications network to our customer in Belgium.

Systems, equipment and other assets relating to contracts, net, increased by $105.9 million, from $591.4 million at February 28, 2004 to $697.3 million at November 27, 2004, primarily due to the purchase of $189.4 million of systems, equipment and other assets relating to contracts (principally related to lottery system implementations in Florida, Wisconsin and Tennessee, lottery equipment installations in Texas, and the acquisition of Spielo), partially offset by depreciation expense.

Goodwill, net, increased by $145.6 million, from $188.6 million at February 28, 2004 to $334.2 million at November 27, 2004, primarily due to the acquisitions of Spielo, LILHCo and BillBird.

Intangible assets, net, increased by $45.0 million, from $28.2 million at February 28, 2004 to $73.2 million at November 27, 2004, due to intangible assets recorded as a result of our acquisitions of Spielo, LILHCo and BillBird.

Employee compensation decreased by $9.4 million, from $34.0 million at February 28, 2004 to $24.6 million at November 27, 2004, primarily due to the payment of incentive compensation and profit sharing in April 2004, partially offset by current year provisions for incentive compensation.

Advance payments from customers decreased by $41.0 million, from $104.1 million at February 28, 2004 to $63.1 million at November 27, 2004, primarily due to the recognition of sales of lottery terminals and a communications network to our customer in Belgium and lottery terminals to our customer in Spain.

Deferred revenue and advance billings increased by $15.3 million, from $14.5 million at February 28, 2004 to $29.8 million at November 27, 2004, primarily due to customer progress billings related to product sales expected to be recorded in the remainder of fiscal 2005 and in the first half of fiscal 2006.

Income taxes payable increased by $9.6 million, from $12.4 million at February 28, 2004 to $22.0 million at November 27, 2004, primarily due to a U.S. income tax refund received in October 2004.

Current portion of long-term debt decreased by $102.1 million, from $106.3 million at February 28, 2004 to $4.2 million at November 27, 2004, primarily due to the repurchase in the first quarter of fiscal 2005 of the remaining $90.0 million of our 7.87% Senior Notes.

Long-term debt, less current portion increased by $291.7 million, from $463.2 million at February 28, 2004 to $754.9 million at November 27, 2004, primarily due to proceeds from the issuance of $150 million of 4.50% Senior Notes and $150 million of 5.25% Senior Notes during the third quarter of fiscal 2005.

Other liabilities increased by $26.1 million, from $53.7 million at February 28, 2004 to $79.8 million at November 27, 2004, primarily due to an advance payment we received from a domestic facilities management lottery customer.

Deferred income taxes increased by $34.5 million, from $61.7 million at February 28, 2004 to $96.2 million at November 27, 2004 primarily due to deferred taxes associated with the Spielo, LILHCo and BillBird acquisitions, along with accelerated tax deductions relating to depreciation on fiscal 2005 investments in systems and equipment for new and existing customer contracts.

The cost of treasury shares decreased by $453.3 million, from $473.7 million at February 28, 2004 to $20.4 million at November 27, 2004 primarily due to the constructive retirement of 69.8 million treasury shares on July 29, 2004 (stated on the basis reflecting the stock split which occurred subsequent to the constructive retirement).

COMMITMENTS

Master Contract with the Rhode Island Lottery

As previously reported, on May 12, 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2008 as follows: (i) approximately $24 million that was invested during fiscal 2004; (ii) approximately $21 million that has been or will be invested during fiscal 2005; (iii) approximately $48 million that will be invested during fiscal 2006; and (iv) the balance that will be invested during fiscal 2007. The Lottery may terminate the Master Contract in the event that we fail to meet our obligations as stated above.

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

The estimated fair value of our long-term debt and change in the estimated fair value due to hypothetical changes in interest rates are as follows (dollars in millions):

                                                     Estimated Fair Value
                                     -------------------------------------------------
                                     At November 27,  10% Increase in  10% Decrease in
                                         2004         Interest Rates   Interest Rates
                                     ---------------  ---------------  ---------------
$250 million of 4.75% Senior Notes   $        248.7   $         247.5  $         249.8

$150 million of 4.50% Senior Notes            149.6             147.3            151.7

$150 million of 5.25% Senior Notes            148.2             143.7            153.0

$175 million of 1.75% Convertible
    Debentures                                310.2             309.7            310.7

The estimated fair values above were determined by an independent investment banker. The values of the 4.75% Senior Notes, 4.50% Senior Notes and 5.25% Senior Notes were determined after taking into consideration $150 million, $50 million and $25 million of interest rate swaps, respectively. A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

We use various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swap agreements. In November 2004, in conjunction with the issuance of $300 million of Senior Notes, we entered into interest rate swap agreements that effectively convert $50 million of our Senior Notes from a fixed rate to a floating rate for the period November 2004 to December 2009 and $25 million of our Senior Notes from a fixed rate to a floating rate for the period November 2004 to December 2014.

EQUITY PRICE RISK

The estimated fair value of our $175 million of 1.75% Convertible Debentures and change in the estimated fair value due to hypothetical changes in the market price of our common stock is as follows (dollars in millions):

                                                     Estimated Fair Value
                                     -------------------------------------------------
                                                      10% Increase in  10% Decrease in
                                     At November 27,  Market Price of  Market Price of
                                          2004         Common Stock     Common Stock
                                     ---------------  ---------------  ---------------
$175 million of 1.75% Convertible
    Debentures                       $         310.2  $         339.5  $         281.7

The estimated fair values above were determined by an independent investment banker and were based on a quoted market price of $177.25 per Debenture.

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

From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with certain firm commitments, variable service revenues and certain assets and liabilities denominated in foreign currencies, but we do not engage in foreign currency speculation. These contracts generally have maturities of 12 months or less and are regularly renewed to provide continuing coverage throughout the year. At November 27, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $21.9 million that would be recorded in the equity section of our balance sheet.

At November 27, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $2.9 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At November 27, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2005 of $1.3 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2005 anticipatory cash flows that were hedged varied throughout the first nine months of the fiscal year, but averaged 41%.

As of November 27, 2004, we had contracts for the sale of foreign currency of approximately $51.3 million (primarily Euro and pounds sterling) and the purchase of foreign currency of approximately $62.0 million (primarily Canadian dollar, Brazilian real, pounds sterling and New Taiwan dollars).

DIVIDEND POLICY

We are committed to returning value to our shareholders. Beginning in the second quarter of fiscal 2004, we commenced paying cash dividends on our common stock of $0.085 per share, equivalent to a full-year dividend of $0.34 per share. We currently plan to continue paying dividends in the foreseeable future.

SUBSEQUENT EVENT

ATRONIC

In December 2004 (after the close of our fiscal 2005 third quarter), we entered into an agreement to acquire a 50 percent controlling equity position in the Atronic group of companies ("Atronic") owned by the owners of the privately-held Gauselmann Group ("Gauselmann"). The remaining 50 percent of Atronic will be retained by the owners of Gauselmann. Atronic is a video slot machine manufacturer that is a market leader in Europe, Russia and Latin America, with a solid presence in the United States. In addition to manufacturing slot machines and developing slot machine games, Atronic develops customized solutions for dynamic gaming operations.

The final purchase price will be calculated through a performance-based formula equal to eight times Atronic's EBITDA (earnings before interest, taxes, depreciation and amortization) for its fiscal year 2006 ending December 31, 2006. In addition, in the 12 months after the closing, Atronic will also have the potential to receive an earn-out amount based on its 2007 performance above specified thresholds. We currently expect the all-cash transaction will have a total value of approximately $100 million to $150 million, for our 50 percent share, including the assumption of debt.

Beginning in 2012, we have the option to purchase Gauselmann's interest in Atronic and Gauselmann has a reciprocal right to sell its interest to us at a value determined by independent appraisers. There are also mutual put/call rights that may become effective before 2012, under certain circumstances. The exercise price under these circumstances will be calculated through a performance based formula. This transaction is contingent upon regulatory and gaming license approvals and other closing conditions, and is expected to be completed on December 31, 2006.

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

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As previously reported, we understand that the Public Ministry Attorneys had recommended that Messrs. Rocha and Rovai be charged with offering an improper inducement in connection with the negotiation of the contract extension that we entered into in April 2003 (the "2003 Contract Extension") to our May 2000 contract with CEF to provide lottery goods and services and additional financial transaction services (including bill and tax payment, social security contribution and traditional banking services) to CEF for a contract term that, as extended, was scheduled to expire in April 2003 (the "2000 Contract"). We further understand that the Public Ministry Attorneys had recommended that Messrs. Rocha and Rovai be charged with effectively co-authoring or aiding and abetting certain allegedly fraudulent or inappropriate management practices of the CEF management who agreed to enter into the 2003 Contract Extension.

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

We believe, on the basis of news accounts recently published in Brazil, that the Brazilian Federal Police have ended their investigation and have presented a final report of their findings to the court. According to these news accounts, the final report of the Brazilian Federal Police requests that indictments be brought against Waldomiro Diniz, a former aide to the Brazilian Presidential Chief of Staff, and Rogerio Buratti, a political consultant, for attempted extortion, and against Mino Pedrosa, a public relations consultant, for perjury. We understand that this final report does not recommend that indictments be issued against Messrs. Rocha or Rovai, or against any current or former employee of the Company or CEF.

As previously reported, we cooperated fully with the investigation by Brazilian authorities respecting this matter, and encouraged Messrs Rocha and Rovai to do the same.

In addition, as previously reported, we are conducting an internal investigation of this matter under the supervision of the independent directors of GTECH Holdings Corporation. While our investigation is not yet complete, we remain confident, on the basis of our findings thus far, that the Company has acted appropriately in this matter. Furthermore, our investigation has not revealed any reason to believe that any of our present or former employees committed any of the criminal offenses alleged by the Public Ministry Attorneys in their initial criminal recommendations. However, notwithstanding the apparently favorable resolution of the Brazilian Federal Police investigation, there can be no assurance that the Public Ministry Attorneys will not once again recommend to the judge hearing this case that such criminal charges be initiated against Messrs. Rocha and Rovai, or that new criminal charges be initiated against Messrs. Rocha and Rovai or additional individuals.

CEF PROCUREMENT. On December 22, 2004, CEF issued two separate Requests For Proposal ("RFPs") for the provision of goods and services commencing upon the termination of the 2000 Contract. These RFPs cover the provision of consumables (such as tickets) and the storage and distribution of consumables. We understand that separate RFPs covering the provision of approximately 25,000 terminals and a communications network, previously scheduled to be issued on December 22, 2004 with the other RFPs, have been delayed and we do not know when they will be issued. CEF had previously announced its desire to handle in-house the provision of other lottery operations and technology that we currently provide under the 2000 Contract.

While we will be the incumbent vendor with respect to these contemplated procurements by CEF, there can be no assurance that we will be selected by CEF to supply any goods and services after termination of the 2000 Contract.

We are currently in negotiations with CEF to extend our existing 2000 Contract, or establish a new contract. At this time, however, it is impossible for us to determine the potential scope, term or desirability of a potential contract extension beyond the expiration of the 2000 Contract.

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

As previously reported, in September 2004, following a fairness hearing, the court approved the terms of our agreement with the class action plaintiffs, as was required to finalize the terms of settlement, and entered judgment in this matter incorporating the agreed terms. These developments effectively close this case.

For further information respecting these and certain other legal proceedings, see Item 1, "Certain Factors Affecting Future Performance," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 13 to Notes to Consolidated Financial Statements of our fiscal 2004 Annual Report on Form 10-K, Item 1, "Legal Proceedings" of
Part II of our Quarterly Report for the first quarter of fiscal 2005 on Form 10-Q and Item 1, "Legal Proceedings" of Part II of our Quarterly Report for the second quarter of fiscal 2005 on Form 10-Q.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding purchases by GTECH of shares of its Common Stock, par value $.01 per share (the "Shares") made during the three months ended November 27, 2004.

                                                          (c) Total Number of
                          (a) Total                       Shares Purchased as        (d) Approximate Dollar
                          Number of      (b) Average       Part of Publicly         Value of Shares that May
                            Shares       Price Paid       Announced Plans or         Yet Be Purchased Under
      Period              Purchased       per Share             Programs              the Plans or Programs
-------------------       ---------      -----------      -------------------       ------------------------
August 29, 2004 to
October 2, 2004
("September 2004")         350,000       $     22.98            350,000                 $     9,148,334

October 3, 2004 to
October 30, 2004
("October 2004")           385,000       $     23.62            385,000                 $        54,919

October 31, 2004 to
November 27, 2004
("November 2004")           25,000       $     23.65             25,000                 $    99,463,559
                           -------                              -------

Total                      760,000                              760,000
                           =======                              =======

On November 2, 2004, we publicly announced that our Board of Directors authorized a program (the "November program") for the Company to purchase up to an aggregate of $100 million of our outstanding Common Stock through February 25, 2006. This was in addition to $100 million of our outstanding Common Stock previously authorized in May 2004 (the "May program") for purchase through February 26, 2005. These Shares were purchased pursuant to the May program and November program. As of November 2004, the May program has been fully utilized.

Item 6. EXHIBITS

      The exhibits to this report are as follows:

      10.1 Credit Agreement, dated as of October 25, 2004, among GTECH Corporation, the Bank of America, N.A., Calyon New York Branch and the other lenders party thereto (incorporated by reference to Exhibit 99(a) to the Registrant's Current Report on Form 8-K filed on October 29, 2004)

      12.1  Computation of Ratio of Earnings to Fixed Charges

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

                               GTECH HOLDINGS CORPORATION

Date: January 5, 2005          By /s/ Jaymin B. Patel
                               ------------------------------------------------
                               Jaymin B. Patel, Senior Vice President and Chief
                               Financial Officer (Principal Financial Officer)

Date: January 5, 2005          By /s/ Robert J. Plourde
                               ------------------------------------------------
                               Robert J. Plourde, Vice President, Corporate
                               Controller and Chief Accounting Officer
                               (Principal Accounting Officer)