Form 10-K
period 2005-02-26
GTECH HOLDINGS CORP
filed 2005-04-28
CIK 857323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ====================

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: FEBRUARY 26, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________.

                         COMMISSION FILE NUMBER 1-11250

                              =====================

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

       Registrant's telephone number, including area code: (401) 392-1000

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class:              Name of Each Exchange on which Registered:
    --------------------              -----------------------------------------
    Common Stock $.01 par value       New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:  None
                                                                      ----
                             =======================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.
        YES [X] NO [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 28, 2004 was approximately $2.6 billion.

On April 15, 2005, there were 114,911,459 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                Document                               Location in Form 10-K
                --------                               ---------------------
Portions of Registrant's Proxy Statement
For its 2005 Annual Meeting of Shareholders                  Part III

================================================================================
                                    =========

                           GTECH HOLDINGS CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 26, 2005

                                      INDEX

                                                                      Page
                                                                      ----
                                     PART I

Item 1.  Business                                                       4
Item 2.  Properties                                                    40
Item 3.  Legal Proceedings                                             41
Item 4.  Submission of Matters to a Vote of Security Holders           48
Additional Information - Executive Officers                            48

                                    PART II

Item 5.  Market For Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities             51
Item 6.  Selected Financial Data                                       53
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           54
Item 7A. Quantitative and Qualitative Disclosures About Market Risk    83

                                                                      Page
                                                                      ----
Item 8.  Financial Statements and Supplementary Data                   84
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                         150
Item 9A. Controls and Procedures                                      151
Item 9B. Other Information                                            153

                                    PART III

Item 10. Directors and Executive Officers of the Registrant           154
Item 11. Executive Compensation                                       154
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                   154
Item 13. Certain Relationships and Related Transactions               154
Item 14. Principal Accountant Fees and Services                       154

                                    PART IV

Item 15. Exhibits and Financial Statement Schedules                   155

                                     PART I

      When used in this report, the terms "Company", "we", "our" and "us" refer to GTECH Holdings Corporation ("Holdings") and its consolidated subsidiaries, including GTECH Corporation ("GTECH").

ITEM 1. BUSINESS

GENERAL

We are a leading provider of gaming and technology solutions worldwide with over $1.25 billion in revenues and more than 5,300 employees on six continents. We leverage our global lottery experience and capabilities to offer a full range of game content and solutions and financial transaction processing services.

We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 53 countries worldwide, and we have a growing presence in commercial gaming technology and financial services transaction processing. Our core market is the lottery industry, for which we design, sell and operate a complete suite of lottery-enabled point-of-sale terminals that are electronically linked with a centralized transaction processing system which mediates lottery funds between the retailer, where a transaction is enabled, and the lottery authority. We currently operate, provide equipment and services to, or have entered into contracts to operate or provide equipment and services in the future to, 26 of the 41 online lottery authorities in the United States, and 65 of the 121 international online lottery authorities.

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

Historically, the majority of our lottery customers in the United States have entered into long-term service contracts (typically at least five to seven years in duration) pursuant to which we provide, operate and maintain the customers' online lottery systems in return for a transaction processing fee typically expressed as an agreed percentage of the gross lottery sales. Many of our international lottery customers have purchased their online lottery systems, although some, especially lottery authorities in Eastern Europe, Latin America and Asia, have entered into long-term service contracts with us.

In recent years, lottery authorities have recognized that by offering new games or products, they often are able to generate significant additional revenues. An important part of our strategy is to develop new products and services for our customers in order to increase their lottery revenues. For example, during fiscal 2005, we expanded our lottery game offerings by entering into licensing agreements with Hasbro Properties, Inc. (granting us rights to develop and distribute select lottery products featuring Hasbro Inc.'s Monopoly(R) and Battleship(R) brands), and New Vision Gaming (granting us exclusive rights to offer the flagship games Players Choice(R) and Worldwide Poker(R)). During fiscal 2005, we also developed and introduced HotTrax,(R) an exciting new lottery monitor game that creates the illusion of an auto race that is taking place in three dimensions; received an award, following a competitive procurement, from the Multi-State Lottery Association to support the development of the first ever system that permits the sale of video lottery products across jurisdictions and over equipment supplied by numerous vendors; and announced the development of GamePoint,(TM), our lottery vending machine that permits the sale both of online and instant tickets.

Other indicative online products and services introduced in recent years to increase lottery revenues for our customers include Aladdin(TM), the Doubletake(TM) game, e-scratch(TM) and our family of self-service terminals, including Instant Ticket Vending Machines (also known as Lottery Product Vending Machines or Instant Ticket Dispensing Machines; "ITVMs") designed, manufactured and marketed by Interlott Technologies, Inc. ("Interlott"), which we acquired during fiscal 2004, and, our Altura(R) family of terminals, the Altura Self-Service Terminal or Altura SST(TM). Aladdin is a credit-card sized lottery ticket, that, through the use of magnetic strip and thermal printing technology, can be reused up to 500 times, and which also can be employed in various non-lottery commercial contexts. The Doubletake game is an online lottery game that permits players to purchase an additional game with instant-ticket features, thus enhancing wagering interest. Our e-scratch product is a web-based interactive suite of scratch and reveal games that combines the security and convenience of online play with the entertainment, branded content and immediate gratification of instant-tickets. Interlott's EDS-Q family of ITVMs offers flexibility and expandability (from a four to 24 game capacity) as well as the industry's first transaction processing connectivity to in-store lottery terminals and lottery authority central systems. Our Altura SST combines the functionality of ITVMs with the capability of selling online lottery products through a touch screen interface. In recent years, we have also introduced various instant-ticket support services, products and systems to assist our lottery customers in increasing revenue.

In appropriate circumstances, we have extended our online and video lottery product offerings through acquisitions. During fiscal 2005, we completed the acquisition of Spielo Manufacturing, Inc. ("Spielo"), a leading provider of video lottery terminals and related products and services to the global gaming industry. See "Significant Developments Since The Start of Fiscal 2005", and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

In recent years, we have taken steps to broaden our offerings of transaction processing services outside of our core market of providing online lottery services into the gaming technology and financial services markets. During fiscal 2005, we entered into an agreement with the owners of the privately-held Gauselmann Group ("Gauselmann") to acquire a 50 percent controlling equity interest in the Atronic group of companies ("Atronic") owned by Gauselmann. Atronic, the leading video slot provider in Europe, Russia and Latin America, has a growing presence in the United States and is licensed in 196 worldwide gaming jurisdictions. Subject to obtaining required regulatory and gaming license approvals and the satisfaction of other closing conditions, we expect that the closing of this acquisition will take place in December 2006. In addition, during fiscal 2005, our majority-owned commercial services subsidiary, PolCard S.A., completed the acquisition of BillBird S.A., the leading provider of electronic bill payment services in Poland. See "Significant Developments Since The Start of Fiscal 2005", and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

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

FORWARD-LOOKING INFORMATION

Certain statements contained or incorporated by reference in this report are forward-looking statements within the meaning of the United States Private Litigation Reform Act of 1995. We identify forward-looking statements by words such as "may", "will", "should", "could", "expect", "plan", "anticipate", "intend", "believe", "estimate", "continue", "project" or similar terms that refer to the future. Such statements include, without limitation, statements relating to:

      - the future prospects for and stability of the lottery industry and other businesses in which we are engaged or expect to be engaged;

      - our future operating and financial performance (including, without limitation, expected future growth in revenues, profit margins and earnings per share);

      - our ability to secure and protect trademarks and other intellectual property rights;

      - our ability to retain existing contracts and to obtain and retain new contracts;

      - competition in the online lottery industry and other businesses in which we are engaged or may engage and the impact of competition on our revenues and profitability;

      -     our ability to realize the anticipated benefits of our acquisitions;
            and

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

Further, there have been and may continue to be investigations of various types, including grand jury investigations, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See
Item 3, "Legal Proceedings - Brazilian Legal Proceedings - The CEF Contract Proceedings," and Item 8, Note 14 to Notes to Consolidated Financial Statements, below, for a discussion of a civil action initiated by federal attorneys with Brazil's Public Ministry against GTECH Brasil Ltda., our Brazilian subsidiary, ("GTECH Brazil"), and two of our former employees, among others; a criminal action recommended by federal attorneys with Brazil's Public Ministry alleging employee misconduct against one of our current and one of our former employees, among others, and a related SEC investigation; and other legal proceedings involving our contractual relationship with Caixa Economica Federal, the Brazilian bank and operator of Brazil's National Lottery ("CEF").

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

WE MAY BE SUBJECT TO ADVERSE DETERMINATIONS IN LEGAL PROCEEDINGS (INCLUDING PREVIOUSLY ANNOUNCED LEGAL PROCEEDINGS IN BRAZIL) WHICH COULD RESULT IN SUBSTANTIAL MONETARY JUDGMENTS OR REPUTATIONAL DAMAGE.

We are presently involved in a civil action that was initiated by federal attorneys with Brazil's Public Ministry against our subsidiary, GTECH Brazil, and two of our former employees, among others; a criminal action recommended by federal attorneys with Brazil's Public Ministry alleging employee misconduct by one of our current and one of our former employees, among others, and a related SEC investigation; and other legal proceedings involving our contractual relationship with CEF. We refer you to Item 3, "Legal Proceedings - Brazilian Legal Proceedings - the CEF Contract Proceedings," below for a more detailed discussion of these matters. We are also subject to other legal proceedings which are described more fully in this report in Item 3 under "Legal Proceedings." We may not prevail in any of these legal proceedings. If we are not successful in defending these legal proceedings, we could incur substantial monetary judgments or penalties. If we are not successful in defending these proceedings, we may also suffer damage to our reputation, and whether or not we are successful, the proceedings may occupy the time and attention of our senior management.

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

In addition, in the event that we are unable or unwilling to perform, some of our lottery contracts permit the lottery authority to acquire title to our system-related equipment and software during the term of the contract or upon the expiration or earlier termination of the contract, in some cases without paying us any compensation related to the transfer of that equipment and software to the lottery authority.

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

SLOW GROWTH OR DECLINES IN SALES OF ONLINE LOTTERY GOODS AND SERVICES COULD LEAD TO LOWER REVENUES AND CASH FLOWS.

In recent years, as the United States lottery industry has matured, the rate of lottery sales growth has moderated and certain of our customers have from time-to-time experienced a downward trend in sales. These developments may in part reflect increased competition that the lottery industry has experienced in recent years for the consumers' entertainment dollar, including by virtue of a proliferation of destination gaming venues, and an increased availability of Internet gaming opportunities, as well as the relative difficulty of attracting younger consumers to playing online lottery games. Our future success will depend, in part, on the success of the lottery industry, as a whole, in attracting and retaining players in the face of such increased competition for the consumers' entertainment dollar (which competition may well increase further in the future), as well as our own success in developing innovative products and systems to achieve this goal. Our future success also will depend, in part, on our ability to develop innovative products and services to permit us to successfully market transaction processing goods and services outside of the lottery industry. Our failure to achieve these goals could have a material adverse effect on our business, financial condition and results and prospects.

WE DERIVE OVER HALF OF OUR REVENUES FROM FOREIGN JURISDICTIONS (INCLUDING OVER 7.4% IN FISCAL 2005 FROM BRAZILIAN OPERATIONS) AND ARE SUBJECT TO THE ECONOMIC, POLITICAL AND SOCIAL INSTABILITY RISKS OF DOING BUSINESS IN FOREIGN JURISDICTIONS.

We are a global business and derive a substantial portion of our revenue from our operations outside the United States. In particular, in fiscal 2005, we derived approximately 52% of our revenues from our international operations and approximately 7.4% of our revenues from our Brazilian operations alone (including 7.2% of our revenues from the National Lottery of Brazil, our second largest customer in fiscal 2005 based on annual revenues). In addition, a substantial portion of our assets are held outside of the United States and could be prevented by a foreign jurisdiction from leaving that country. On June 25, 2004 the judge hearing the civil action initiated by the public ministry attorneys in the Federal Court of Brasilia against GTECH Brazil and two of our former employees, among others, granted a procedural injunction ordering that 30% of payments due to GTECH Brazil from CEF under its current contract be withheld and deposited into an account maintained by the court. The court also ordered that assets of GTECH Brazil, with certain exceptions, be identified to the court so as to prevent their transfer or disposition. We filed an appeal of this procedural injunction, and on March 22, 2005, a panel of judges of the Brazilian Federal Court of Appeals issued an order discontinuing the withholding of payments due to GTECH Brazil from CEF, removing the restrictions on the transfer or sale of our Brazilian assets, and requiring the return to us of amounts in excess of 40 million Brazilian reals that had been held in escrow pursuant to the procedural injunction, thereby permitting the return to us of approximately $11 million of the approximately $26 million held in escrow as of February 26, 2005. This order of the Brazilian Federal Court of Appeals may be appealed by the Brazilian Public Attorneys. See Item 3, "Legal Proceedings - Brazilian Legal

Proceedings - The CEF Contract Proceedings" for a more detailed discussion of this matter.

We are also exposed to more general risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability. Other economic risks that our international activity subjects us to might include inflation, foreign exchange risks (both depreciation and devaluation), illiquid foreign exchange markets, high interest rates, debt default, unstable capital markets and foreign direct investment restrictions. Political risks include change of leadership, change of governmental policies, new foreign exchange controls regulating the flow of money into or out of a country, failure of a government to honor existing contracts, changes in tax laws and corruption, as well as global risk aversion driven by political unrest, war and terrorism. Finally, social instability risks include high crime in the countries in which we operate due to poor economic and political conditions, riots, unemployment and poor health conditions. These factors may affect our work force as well as the general business environment in a country. See Item 8, Note 25 to Notes to Consolidated Financial Statements included in this report, for additional financial information respecting geographic areas where we conduct business.

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

Revenue from our top ten customers accounted for approximately 46% of our total revenues in fiscal 2005. If we were to lose any of these larger customers, or if these larger customers experience slow lottery ticket sales and consequently reduced lottery revenue, our business, financial condition, results and prospects could suffer. Revenue under our contract with CEF attributable to the National Lottery of Brazil accounted for 7.2% of our revenues in fiscal 2005. We are currently involved in negotiations with CEF respecting the possible extension of the term of our contract beyond its May 2005 scheduled termination date, or the execution of a new contract with CEF for the provision of goods and services by us after this date.

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

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT AND INCREASED COMPETITION MAY CAUSE US TO EXPERIENCE LOWER NET CASH FLOWS OR TO LOSE CONTRACTS.

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

Lottery contracts also generally require us to post a performance bond, which in some cases may be substantial, to secure our performance under such contracts. We paid or incurred liquidated damages with respect to our contracts in an amount equal to 0.18%, 0.50%, 0.47%, 0.14%, and 0.47% of our annual revenues in fiscal 2005, 2004, 2003, 2002 and 2001, respectively. If we incur substantial liquidated damages in the future, it could significantly reduce the amount of funds that we have available for other uses in our business and may delay or prevent us from pursuing and achieving our growth strategy, which could have a material adverse effect on our business, financial condition, results and prospects.

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

IF WE ARE UNABLE TO MANAGE POTENTIAL RISKS RELATED TO ACQUISITIONS, OUR BUSINESS AND GROWTH PROSPECTS COULD SUFFER.

Part of our growth strategy involves acquisitions designed to extend our product offerings and customer base. During fiscal 2004, we acquired Interlott Technologies, Inc., a leading provider of instant ticket vending machines for the worldwide lottery industry, and a controlling equity position in PolCard S.A., a leading debit and credit card merchant transaction acquirer and processor in Poland ("PolCard"). During fiscal 2005, we acquired Spielo Manufacturing Incorporated, a leading provider of video lottery terminals and related products and services to the global gaming industry, and Leeward Islands Lottery Holding Company, Inc. ("LILHCo"), a lottery holding company headquartered on the Caribbean islands of Antigua and St. Croix. In September 2004, PolCard acquired privately-held BillBird S.A., a leading provider of electronic bill payment services in Poland. Finally, in December 2004 we announced that we had signed an agreement to acquire a 50% controlling equity position in the Atronic group of companies ("Atronic") from the owners of the Gauselmann Group, in a transaction which we expect to close in December 2006. Atronic is a video slot manufacturer that is a market leader in Europe, Russia, and Latin America, with a presence in the United States. See "Significant Developments Since Start of Fiscal 2005" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," below.

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

Acquisitions outside of our core lottery market may subject us to enhanced competition. For example, with the completion of our acquisition of Spielo and our announced acquisition of a 50% controlling equity interest in Atronic, we have entered the broader gaming technology and services industry, where we expect to encounter significant competition.

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

OUR BUSINESS PROSPECTS AND FUTURE SUCCESS RELY HEAVILY UPON THE INTEGRITY OF OUR EMPLOYEES AND EXECUTIVES AND THE SECURITY OF OUR SYSTEMS.

The real and perceived integrity and security of a lottery is critical to its ability to attract players. We strive to set exacting standards of personal integrity for our employees and system security for the systems that we provide to our customers, and our reputation in this regard is an important factor in our business dealings with lottery and other governmental agencies. For this reason, an allegation or a finding of improper conduct on our part, or on the part of one or more of our employees that is attributable to us, or an actual or alleged system security defect or failure attributable to us, could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewal contracts. See Item 3, "Legal Proceedings - "Brazilian Legal Proceedings
- The CEF Contract Proceedings" for a discussion of a civil action initiated by federal attorneys with Brazil's Public Ministry against GTECH Brazil and two of our former employees, among others; a criminal action recommended by federal attorneys with Brazil's Public Ministry alleging employee misconduct by two of our former employees, among others, and a related SEC investigation; and other legal proceedings involving our contractual relationship with CEF.

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

OUR NON-LOTTERY VENTURES, WHICH ARE AN INCREASINGLY IMPORTANT ASPECT OF OUR BUSINESS, MAY FAIL.

Our business prospects and future success depend, in part, upon our ability to expand our transaction processing services into complementary and parallel markets outside of our core lottery market. In fiscal 2005, commercial services transaction processing represented approximately 7% of our total revenues and non-lottery gaming represented approximately 6% of our total revenues. By way of comparison, in fiscal 2003, approximately 5% of our total revenues were derived from commercial services transaction processing, and approximately 2% of our total revenues were derived from non-lottery gaming. With our acquisition in May 2003 of a controlling equity interest in PolCard, S.A. ("PolCard"), a leading debit and credit card merchant transaction acquirer and processor company in Poland; our acquisition in September 2004 by PolCard of BillBird S.A., a leading provider of electronic bill payment services in Poland; and our December 2004 agreement to acquire a 50% controlling equity position in Atronic, a video slot manufacturer that is a market lender in Europe, Russia, and Latin America, with a presence in the United States, we expect non-lottery ventures to become increasingly significant to our overall financial performance. Because we have less experience in non-lottery markets than we have in our core lottery market, our non-lottery ventures present an enhanced element of risk for us. Our non-lottery ventures outside the United States are particularly sensitive to the economic and political risks of doing business in these countries, including foreign currency exchange risks. In addition, our ability to complete the acquisition of a 50% controlling equity interest in Atronic, and otherwise to expand into non-lottery gaming markets, is dependent upon our success in obtaining required non-lottery gaming licenses in numerous jurisdictions. As non-lottery services start to represent a more significant portion of our operations, the failure of one or more of our non-lottery ventures could have a material effect on our business, financial condition, results and prospects.

             SIGNIFICANT DEVELOPMENT SINCE THE START OF FISCAL 2005

                             LOTTERY CONTRACT AWARDS

Since the start of fiscal 2005 (which ended on February 26, 2005), we received a number of contract awards and extensions from lottery authorities.

NEW ONLINE CUSTOMERS. During fiscal 2005, we acquired nine new online customers.

In May 2004, we acquired eight new online lottery customers upon completion of our acquisition of all of the shares of privately-held Leeward Islands Lottery Holding Company, Inc. ("LILHCo"), a lottery operating company headquartered on the Caribbean Islands of Antigua and St. Croix. The enterprise purchase price that we paid in cash for LILHCo was approximately $40 million. LILHCo holds long-term licenses to operate lotteries in Antigua and Barbuda; Anguilla; St. Kitts/Nevis; St. Maarten, Saba and St. Eustatius; and Turks and Caicos, and operates lotteries in Barbados, Bermuda and the U.S. Virgin Islands. In addition, LILHCo holds a video lottery terminal ("VLT") license in Turks and Caicos, and has received confirmation that its existing license in St. Kitts/Nevis allows for the installation of video lottery gaming. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In September 2004 the Government Lottery Office of Thailand announced that Loxley GTECH Technology Co. Ltd. ("LGT") had been chosen, following a competitive procurement, as the preferred bidder to provide equipment and services for a national online lottery in Thailand. LGT is a company that we formed in joint venture with Loxley Public Company Limited, a leading trading and telecommunications conglomerate in Thailand. We own a 49 percent equity interest in LGT and Loxley Public Company Limited owns the remaining 51 percent equity interest in LGT. We will be the principal provider of technology and services to LGT. The Thailand lottery authority and LGT remain in contract negotiations to finalize the terms and conditions of this award.

NEW CONTRACTS WITH, AND EXTENSIONS AND ORDERS BY, EXISTING CUSTOMERS. Since the start of fiscal 2005, we have also been awarded new contracts by, or have received contract extensions or orders from, a number of our existing customers.

In September 2004, following a competitive procurement, we entered into a six-year integrated services contract with Pronosticos para la Asistencia Publica ("Pronosticos"), the Mexican lottery authority, to provide equipment and services for a new online lottery system and an associated telecommunications network. Under the terms of the new contract, we will replace Pronosticos's existing lottery system with new central system hardware and add our ES Connect(TM) software, which provides IP message routing, translation and terminal management. We will also provide Pronosticos with approximately 4,800 Altura(R) terminals, 3,200 Altura(R) LVT Plus Terminals, and ongoing services. Implementation of this contract has been suspended pending resolution of administrative and legal challenges by two of our competitors to Pronosticos' award of this contract.

In December 2004, following a competitive procurement, we entered into a seven-year facilities management agreement with the Missouri lottery authority to provide a new online lottery central system and ongoing services. Under the terms of this contract, we will provide the Missouri lottery authority with our Enterprise Series(TM) architecture, and approximately 6,000 Altura(R) terminals, a communications network and comprehensive services. We expect sales to commence under the Missouri lottery authority's new system in July 2005.

Several of our fiscal 2005 contract developments were in respect to product sales. In June and July 2004, we announced that Organizaciun Nacional de Ciegos Espanoles ("ONCE") had exercised options under its existing agreement with us to purchase a total of 12,000 additional handheld lottery terminals. ONCE, also known as the Spanish

National Organization for the Blind, is authorized by the Spanish government to administer lottery and wagering games in Spain.

In November 2004, following a competitive procurement, we were selected as the preferred bidder by Societe de la Loterie de la Suisse Romande, the Swiss lottery authority, to provide a new integrated online and instant-ticket lottery system, terminals, and communications network. We are currently finalizing the terms of the product sale agreement documenting this award.

In December 2004, we entered into a product sale agreement with the German lottery authority Lotterie-Treuhandgesellschaft mbH Thuringen ("Thuringen Lottery") pursuant to which we will provide a new online and instant-ticket lottery central system, and terminals. We have also agreed to provide to Thuringen Lottery ongoing services (including central system and terminal maintenance, retailer training and field services) as part of these arrangements.

In December 2004 we also entered into a five year product sale agreement with Veikkaus Oy, the operator of the Finnish national lottery, to replace the Finnish lottery authority's existing gaming system with an integrated system featuring our Enterprise Series(TM) architecture and Altura(R) terminals. The new integrated system that we are providing will include an interactive gaming solution as well as online and instant ticket lottery systems. We will provide ongoing services to the Finnish lottery authority over the term of the agreement. This contract award followed a competitive procurement.

In February 2005, following a competitive procurement, we were selected as the lead bidder by the New Zealand Lotteries Commission to begin negotiations of the terms of a product sale agreement under which we would provide the New Zealand lottery authority with a new integrated online and instant lottery system, including new terminals. We expect to finalize this agreement with the New Zealand lottery authority by June 2005.

During fiscal 2005, we received several awards to provide instant-ticket vending machines, which are also known as instant ticket dispensing machines and lottery product vending machines ("ITVMs"), to our existing customers. In June 2004, we entered into a three-year contract to provide the Washington State lottery authority with ITVMs and ongoing maintenance and support services. In June 2004, the Virginia lottery authority awarded a seven-year contract to Oberthur Gaming Technologies Corporation ("OGT") to provide lottery goods and services to the Virginia lottery authority commencing in June 2005. We have subcontracted with OGT to provide to the Virginia lottery authority new ITVMs and to manage the warehousing and distribution of instant tickets. In July 2004 we entered into a five-year contract to provide to the Illinois lottery authority new ITVMs and ongoing maintenance and support services. Finally, in September 2004, we entered into a three-year contract to provide the Maine lottery authority with ITVMs. Each of these awards followed a competitive procurement.

During fiscal 2005, the lottery authorities of Oregon, Minnesota and South Australia and Milli Piyango and Oeuvre Nationale de Secours Grande-Duchesse Charlotte, our lottery customers in Turkey and Luxembourg, respectively, exercised options to extend the terms of their online contracts with us. Moreover, the Colorado lottery authority, which, following a competitive procurement, had selected another vendor in October 2002 to provide equipment and services for a new lottery system to become operational upon the termination of our online contract in October 2004, twice exercised its right to extend our contract for a total of 180 days in order to provide the other vendor additional time beyond the previously established deadline to convert the system. In addition, we entered into contract extensions with the lottery authorities of Arizona and New Mexico to provide new products and continued services for the lotteries' ITVMs.

In May 2004, we were notified by our customer, Loteria Electronica de Puerto Rico, of its intent to negotiate a contract to provide a new online lottery system and an associated telecommunications network with another vendor to take effect upon the expiration of our contract in March 2005.

OTHER PRODUCTS AND SERVICES

Since the start of fiscal 2005, we entered into a number of agreements, and announced a number of other developments, respecting products and services outside of our traditional online lottery product offerings.

VIDEO LOTTERY AND GAMING. In April 2004, we completed the acquisition of privately-held Spielo Manufacturing, Inc. ("Spielo"), a leading provider of video lottery terminals ("VLTs") and related products and services to the global gaming industry for an all-cash purchase price of approximately $150 million. In addition, we paid Spielo shareholders approximately $10.7 million out of a potential maximum earn-out of up to $35 million which the former Spielo shareholders are entitled to receive in the 18 months following the closing, based upon Spielo achieving certain VLT installation objectives in New York, and separately, a working capital adjustment of approximately $1.5 million. We believe that by acquiring Spielo we will be better able to deliver a complete, integrated VLT solution to our existing and potential customers with a single point of contact and accountability.

In July 2004, we signed a new integrated services contract to provide a complete video lottery solution, including a central system, VLTs, and a communications network, and related services to Supreme Ventures Limited in Jamaica. Under the term of this new contract, we will provide Supreme Ventures with our Enterprise Series(TM) video lottery central system solution, an initial installation of approximately 125 VLTs, and such additional terminals as Supreme Ventures may elect to order over the life of the contract. This contract is coterminous with our existing online lottery contract with Supreme Ventures, which is scheduled to expire in January 2011.

In October 2004, following a competitive procurement, and subject to the negotiation and execution of a definitive product sale agreement, we were selected by Atlantic Lottery, the Canadian lottery authority ("ALC") to replace ALC's existing video lottery central system, currently provided by another vendor, with our Enterprise Series(TM) video central system. The new system will monitor the integrity and security of over 9,000 VLTs currently installed in age-controlled establishments throughout New Brunswick, Prince Edward Island, Nova Scotia, Newfoundland and Labrador. We continue to negotiate with the ALC the terms and conditions of the definitive product sale agreement reflecting the ALC award.

In December 2004, we entered into an agreement with the owners of the privately-held Gauselmann Group ("Gauselmann"), to acquire a 50 percent controlling equity interest in the Atronic group of companies ("Atronic") owned by Gauselmann. Atronic is a video slot manufacturer that is a market leader in Europe, Russia and Latin America with a presence in the United States. Completion of this transaction, which is contingent upon obtaining required regulatory and gaming license approvals and the satisfaction of other closing conditions, is expected to take place in December 2006. The acquisition agreement provides that the purchase price payable by us at the closing shall be equal to eight times Atronic's earnings before interest, tax, depreciation, and amortization for its fiscal year ending December 31, 2006. In addition, during the twelve months following the closing, we may be obligated to pay additional amounts with respect to our acquisition of a 50 percent controlling interest in Atronic if Atronic's performance during calendar 2007 exceeds specified thresholds. The acquisition agreement also provides that we have the option to purchase from Gauselmann and Gauselmann has the right to sell to us, its remaining 50 percent interest in Atronic commencing in 2012, and under certain circumstances prior to 2012. We believe that our alliance with Gauselmann will create a strong new competitor in world gaming markets, and will, in addition, broaden our government-sponsored game and systems offerings and strengthen our Spielo subsidiary. We believe that the Atronic transaction represents the next logical step for us towards achieving our long-term strategic objectives within the gaming markets that we have targeted.

In February 2005, AB Svenska Spel, the Swedish lottery authority, agreed to purchase from Spielo 2,000 next generation wide area VLTs to be deployed commencing in September 2005.

During fiscal 2005, Spielo was also selected to provide the Oregon lottery authority with approximately 2,000 PowerStation5(TM) VLTs.

COMMERCIAL SERVICES. In September 2004, our majority-owned commercial services subsidiary, PolCard S.A., completed the acquisition of all of the shares of privately-held BillBird S.A., the leading provider of electronic bill payment services in Poland, for a total purchase price of approximately $6 million. This acquisition advances our commercial services market objective of offering a full product suite, including debit and credit transaction processing, card services, electronic bill payments, and prepaid mobile phone top-ups.

In addition, during fiscal 2005 we commenced the sale of mobile phone top-ups through lottery terminals in Barbados, Trinidad and Tobago and Lithuania. Lottery terminals that went into service during fiscal 2005 in Trinidad and Tobago permit bill payment transactions, as well as the sale of mobile phone top-ups.

NEW PRODUCT OFFERINGS AND DEVELOPMENTS. In March 2004, we expanded our lottery game offerings by entering into separate licensing agreements with Hasbro Properties Group, the intellectual property arm of Hasbro, Inc. (granting us rights to develop and distribute in the United States, Canada and Mexico, select lottery products featuring Hasbro's Monopoly(R) and Battleship(R) brands), and New Vision Gaming (granting us exclusive rights to offer the flagship games Players Choice Poker(R) and Worldwide Poker.(R)) Both agreements permit the development and distribution of the licensed games through various sales channels in addition to traditional online and instant ticket lottery.

In May 2004, HotTrax,(R) a new three dimensional lottery game that we developed, debuted in Rhode Island. This race-based monitor game provides players with an opportunity to place every four or five minutes a variety of wagers on the finishing order of racecars. In February 2005, we obtained a five-year exclusive licensing agreement giving us the right to utilize the names, likenesses, and signatures of premier racecar drivers in connection with our HotTrax(R) game.

In July 2004, we announced the development of GamePoint,(TM) our all-in-one instant and online lottery terminal solution. The GamePoint terminal, which dispenses both instant and online tickets, is completely self-contained and provides a secure and player-friendly opportunity for the sale of instant and online lottery products.

In September 2004, Spielo introduced new multi-denomination and low-denomination games for its Aura(R) upright and slant top VLTs.

In December 2004, the Multi-State Lottery Association ("MUSL") selected us, following a competitive procurement involving four other bidders, to supply equipment, software, services and a communications network for the first ever multi-vendor, multi-state video lottery wide area progressive solution. Our unique and patent-pending multi-vendor concept allows VLTs from multiple vendors to be linked in a single progressive game, and affords MUSL great flexibility in providing players with their favorite games within a professional environment. We anticipate that the MUSL wide area progressive solution will commence operations in nine facilities in Rhode Island, Delaware and West Virginia. MUSL is a non-profit, government-benefit association owned and operated by its member lotteries and has responsibility for PowerBall(R).

LOTTERY INDUSTRY

We base statements relating to the lottery industry contained in this report on information compiled by us, or derived from independent public sources which we believe to be reliable. No assurance can be given, however, regarding the accuracy of such statements. In general, there is less publicly-available information concerning the international lottery industry than the lottery industry in the United States.

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

Typically, approximately 50 percent of the gross revenues of an online lottery in the United States is returned to the public in the form of prizes. Approximately 35 percent is used by the state to support specific public programs or as a contribution to the state's general funds. The remaining 15 percent is generally used to fund the operations of the lottery, including the cost of advertising, sales commissions to point-of-purchase retailers and service fees to vendors such as us.

According to La Fleur's 2003 and 2005 World Lottery Almanacs, from 1972 through 2004, total annual lottery ticket sales in the United States grew from approximately $295.0 million to approximately $44.9 billion, although, in recent years, as the United States lottery industry has matured, the rate of lottery sales growth has moderated and certain of our customers have from time-to-time experienced a downward trend in sales. See "Certain Factors That May Affect Future Performance - Slow growth or declines in sales of online lottery goods and services could lead to lower revenues and cash flow," above.

There are currently 41 jurisdictions operating online lotteries in the United States. Implementation of lotteries in other jurisdictions will depend upon successful completion of legislative, regulatory and administrative processes.

Outside the United States, government operated or licensed lotteries, many of which are off-line, have a long history. The international online lottery industry has experienced significant growth. Since 1977, when there were no online lotteries operating outside of the United States, 122 international jurisdictions have implemented online lottery systems. A number of other international jurisdictions, principally in Europe, Asia-Pacific, and Latin America, are currently considering the implementation of online lotteries.

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

With respect to fiscal 2005, approximately 72% of our revenues were service revenues earned under our Facilities Management Contracts; approximately 15% of our revenues were product sales revenues earned under Product Sales Contracts; and approximately 13% of our revenues were attributable to the provision of nonlottery goods and services.

FACILITIES MANAGEMENT CONTRACTS. Our Facilities Management Contracts typically require us to construct, install and operate the lottery system for an initial term, which is typically at least five to seven years, and usually contain options permitting the lottery authority to extend the contract under the same terms and conditions for one or more additional periods, generally ranging from one to five years. In addition, our customers occasionally renegotiate extensions on different terms and conditions.

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

Under our Facilities Management Contracts, we typically retain title to the lottery system and typically provide our customers with the services necessary to operate and manage the lottery system. We install and commence operations of a lottery system after being awarded a Facilities Management Contract and, following the start-up of the lottery system, we are responsible for all aspects of the system's operations. We typically operate lottery systems in each jurisdiction on a stand-alone basis through the installation of two or more dedicated central computer systems, although in a few instances several jurisdictions have shared the same central system. In addition, in most jurisdictions we employ a work force consisting of a site director, marketing personnel, computer operators, communications specialists and customer service representatives who service and maintain most aspects of the system.

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

Revenues from Facilities Management Contracts are accounted for as Service Revenue in our Consolidated Income Statements.

Unless otherwise indicated, the table below sets forth the lottery authorities with which we had Facilities Management Contracts and fully installed, operational lottery systems as of February 26, 2005, and as to which we are the sole supplier of central computers and terminals and material services. The table also sets forth information regarding the term of each contract and, as of February 26, 2005, the approximate number of terminals installed in each jurisdiction.

                       Approximate             Date of                                  Current
                    Number of Lottery      Commencement of    Date of Expiration of    Extension
 Jurisdiction    Terminals Installed (1)   Current Contract   Current Contract Term     Options*
--------------   -----------------------   ----------------   ---------------------    ---------
United States:
Arizona                    2,500                   9/99                9/06                -
California                19,800                  10/03               10/09            4 one-year
Colorado (2)               2,450                   3/95                4/05                -
D.C. (3)                     600                   6/99               11/09                -
Florida                   11,250                   1/05                3/11            2 two-year
Georgia                    8,150                   9/03                9/10                -
Idaho                        750                   2/99                2/07                -
Illinois                   7,100                   4/00               10/07            1 one-year
Kansas                     1,950                   7/02                6/08                -
Kentucky                   2,800                   4/97                6/08                -
Louisiana                  2,750                   6/97                6/10                -
Michigan                   9,250                   1/98                1/09                -
Minnesota                  3,150                   2/03                2/11            2 one-year
Missouri                   3,900                  12/04                6/05               (5)
New Jersey                 6,050                   6/96                6/06                -
New Mexico                 1,100                   6/96               11/08                -
New York                  15,950                   3/02                3/07            3 one-year
Ohio                       7,350                   6/01                6/05            2 two-year
Oregon                     2,750                   6/98                6/08                -
Rhode Island               1,050                   7/03                6/23                -
Tennessee                  4,400                   1/04                4/11                -
Texas                     16,750                   8/02                8/11                -
Washington                 2,800                   9/95                6/06                -

                                                 Approximate            Date of                               Current
                                              Number of Lottery     Commencement of   Date of Expiration of  Extension
 Jurisdiction                              Terminals Installed (1)  Current Contract  Current Contract Term   Options*
--------------                             -----------------------  ----------------  ---------------------  ---------
Wisconsin                                           3,100                 6/04                  6/11          2 one-year

International:
Anguilla
-LILHCo                                                 9                10/97                 10/07          1 ten-year

Antigua/Barbuda
-LILHCo                                                54                 1/00                  1/10          1 ten-year

Argentina
-Loteria National Sociedad del Estado(4)              800                 11/93                 1/07               -
-Boldt IPLC (4)                                     2,950                 11/99                11/09               -

Barbados
-T.L. Lotteries (6)                                   200                10/94                  5/05               -
-LILHCo (6)                                           103                12/01                 12/11          1 ten-year

Bermuda                                                                                                        automatic
-LILHCo                                                 1                    -                     -         annual renewal

Brazil
-National
 Lottery (7)                                       21,600                 5/00                  5/05               -
-Minas Gerais                                         800                10/94                 11/06               -
-Santa Catarina                                       100                 4/02                  4/06          1 one-year

China
-Beijing Welfare Lottery                            1,650                 4/04                 12/12               -

Colombia
-ETESA (8)                                          4,100                12/99                  1/11          1 five-year

Czech Republic
-SAZKA                                              6,900                10/92                 12/17               -

Ireland
-An Post Nat'l Lottery Company                      2,050                 6/02                 12/08              (9)

Jamaica
-Supreme Ventures Limited                             900                11/00                 01/11          1 ten-year

Luxembourg (10)
-Loterie Nationale                                    350                 6/01                 10/12               -

                                                 Approximate            Date of                               Current
                                              Number of Lottery     Commencement of   Date of Expiration of  Extension
 Jurisdiction                              Terminals Installed (1)  Current Contract  Current Contract Term   Options*
--------------                             -----------------------  ----------------  ---------------------  ---------
Mexico
-Pronosticos Para La Assistencia Publica            7,450                  (11)                  (11)             (11)

Morocco
-La Societe de Gestion de la Loterie
Nationale and La Marocaine des Jeux et
Les Sports                                          1,400                 8/99                  4/09          1 one-year

Poland
-Totalizator Sportowy                              10,800                 5/01                  5/11          1 six-month

Puerto Rico
-Loteria Electronica de Puerto Rico                 1,850                 3/99                  3/05              (12)

Slovak Republic
-TIPOS a.s.                                         1,500                 3/96                 12/11               -

South Africa (13)
-National Lottery                                   7,850                 7/99                  4/07          1 one-year

Spain
-L'Entitat Autonoma de Jocs I Apostes
de la Generalitat de Catalunya                      2,500                 4/04             10/05 (14)              -

Sri Lanka
-Mahapola Higher Education Scholarship
Trust Fund                                            300                 6/04                  6/14          1 five-year

St. Kitts/Nevis
-LILHCo                                                50                 4/96                  4/06          1 ten-year

St. Maarten/Saba/St. Eustatius
-LILHCo                                                40                 1/97                  1/07          1 ten-year

Taiwan
-Taipei Bank (15)                                   6,800                11/01                 12/06               -

                                                 Approximate            Date of                               Current
                                              Number of Lottery     Commencement of   Date of Expiration of  Extension
 Jurisdiction                              Terminals Installed (1)  Current Contract  Current Contract Term   Options*
--------------                             -----------------------  ----------------  ---------------------  ---------
Trinidad & Tobago
-National Lotteries Control Board                     550                12/93                  7/06          1 three-year

Turkey
-Turkish National Lottery (4)                       3,900                 2/96                 11/05             (16)

Turks & Caicos
-LILHCo                                                 -                10/04                 10/14          1 ten-year

United Kingdom
-The National Lottery (17)                         26,850                 1/02                  1/09               -

Ukraine
-Ukrainian National Lottery                         2,600                 8/00                 12/10               -

U.S. Virgin Islands
-LILHCo                                                81                 1/02                  1/12          2 five-year

---------------------------------------------------
*Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1) Total does not include instant-ticket validation terminals or instant ticket vending machines.

(2) The Colorado lottery authority selected another vendor to provide equipment and services after the Colorado lottery authority's contract expired in October 2004. Two extensions to the contract have extended the term through April 2005.

(3) Operated by Lottery Technology Enterprises, a joint venture in which we have a 1% interest, and to which we supply lottery goods and services.

(4) Under these contractual arrangements (which we formerly referred to as "Operating Contracts"), the lottery authorities purchased the lottery system and related software license from us at the respective start of the contracts.

(5) A seven year contract extension has been signed that will, upon termination of the current term, extend the term of the contract through June 2012.

(6) The entities operating the Barbados lotteries are in the process of consolidation. Upon completion of the consolidation, GTECH will enter into a contract to provide lottery services with the consolidated entity which is expected to occur in May 2005.

(7) Operated by GTECH Brasil Ltda. Holdings, S.A., a Brazilian company in which we own all voting stock. The term of our contract runs until May 2005, with Caixa Economica Federal, the operator of the National Lottery, having the right to extend the term until May 2006 upon its existing terms and conditions. We are currently negotiating an extension to the contract. See "Item 3, "Legal Proceedings" below.

(8) Our contract with the Colombia lottery authority is not a true facilities management contract in that title to the equipment vests in the Colombia lottery authority at the end of the term.

(9) Our contract with the Ireland lottery authority may be extended for any period mutually acceptable to us and the Ireland lottery authority.

(10) The Luxembourg lottery authority can extend the software license granted by us for up to 10 years after the end of the initial term and any extensions of the contract.

(11) Our contract with the Mexico lottery authority is not a true facilities management contract. Title to all equipment, which initially had been supplied under lease, has passed to the lottery authority pursuant to the terms of our agreement. We provide maintenance and other services if requested by the lottery authority. In September 2004, GTECH signed a contract with Pronosticos para la Asistencia Publica to provide equipment and services to a new online lottery system and associated telecommunications network in Mexico. Implementation of this contract has been suspended pending resolution of administrative and legal challenges by two of our competitors to Pronosticos's award to us of this contract.

(12) The Puerto Rico lottery authority selected another vendor to provide equipment and services after the Puerto Rico lottery authority's contract with us terminates in March 2005.

(13)  Operated by Uthingo consortium, in which we are a 10 percent equity owner.

(14) We have been advised that this lottery authority has selected another vendor to supply lottery goods and services upon the termination of our contract in October 2005.

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

(16) The term of the contract with the Turkey lottery authority renews for successive one-year extension terms unless either party gives timely notice of non-renewal. In addition, the Turkey lottery authority has the option to assume responsibility for the provision of certain lottery services at any time after the second anniversary of system start-up.

(17) Operated by Camelot Group plc, a consortium, on a facilities management basis.

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

The table below lists certain of our direct and indirect customers that since March 1, 2000 have purchased (or have agreed to purchase) from us new online or video lottery systems, software and/or terminals and equipment in connection with the expansion or replacement of existing lottery systems.

Australia             --Lotteries Commission of New South Wales
Australia             --Western Australia Lotteries Commission

Belgium               --Loterie Nationale de Belgique
California            --California State Lottery
Canada                --Alberta Gaming & Liquor Commission
                      --British Columbia Lottery Corporation
                      --Western Canada Lottery Corporation
China                 --Beijing Welfare Lottery Center
Finland               --Veikkus Oy
France                --La Francaise des Jeux
Germany               --WestLotto
                      --Sachsische Lotto - Gmbh
                      --Lotterie Treuhandgesellschaft mbH Thuringen
Israel                --Mifal Hapayis
Luxembourg            --Loterie Nationale
Massachusetts         --Massachusetts State Lottery Commission
Netherlands           --Stichting de Nationale Sport Totalisator
Pennsylvania          --IGT OES Online Entertainment Systems, Inc.
Poland                --Totalizator Sportowy Sp. Zo.o
Portugal              --Santa Casa de Misericordia de Lisboa
Singapore             --Singapore Pools (Pte) Ltd.
South Africa          --Uthingo
Spain                 --Sistemas Tecnicos de Loterias del Estado
                      --Organizacion Nacional de Ciegos Espanoles
Sweden                --AB Svenska Spel
Switzerland           --Loterie de la Suisse Romande
Taiwan                --Lottery Technology Services Corporation
United Kingdom        --The National Lottery
Virginia              --Virginia Lottery

VIDEO LOTTERY CONTRACTS. On April 30, 2004, we acquired Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals ("VLTs") and related products and services to the global gaming industry. Spielo supplies video lottery terminals on a product sales basis to various lottery authorities and gaming establishments throughout the world.

                INSTANT TICKET VENDING MACHINE LOTTERY CONTRACTS

OVERVIEW: During fiscal 2004 we acquired Interlott Technologies, Inc. ("Interlott"), a leading provider of instant ticket vending machines ("ITVMs") for the lottery industry worldwide. Similar to our online business, our ITVM business is generally conducted under one of two types of contractual arrangements which are described in more detail below: Facilities Management Contracts and Product Sales Contracts.

FACILITIES MANAGEMENT CONTRACTS: Under a typical ITVM Facilities Management Contract with a lottery authority, we build to specification, install, and service ITVMs for an initial term which typically is four years. These contracts usually contain options permitting the relevant lottery authority to extend the contract under the same terms and conditions for additional periods, generally ranging from one to three years. In addition, our ITVM customers occasionally renegotiate extensions on different terms and conditions.

Historically, the majority of Interlott's Facilities Management Contracts have been based on a compensation structure involving fixed monthly lease payments paid directly by the lottery authorities. However, our recent ITVM Facilities Management Contracts feature a compensation structure based upon a negotiated percentage of the ITVM instant tickets sales revenues. Under our ITVM Facilities Management Contracts, we retain title to the ITVMs, while providing our customers with necessary support services. In most of our ITVM jurisdictions we employ a dedicated work force, consisting of a Regional Service Manager, marketing personnel, and customer service representatives who help service and maintain most aspects of the ITVM program.

PRODUCT SALES CONTRACTS: Under a typical ITVM Product Sales Contract, for a fixed price we construct, sell, deliver and install a turnkey ITVM system that the lottery jurisdiction subsequently operates.

The table below sets forth the lottery authorities with which we currently have ITVM Facilities Management Contracts ("FMCs"). This table also provides (except where noted by footnote) historical information respecting the number of ITVMs that are currently in service, under various ITVM Product Sales Contracts ("PSCs"). Finally, the table below sets forth information regarding the term of each FMC, as well as the approximate number of ITVMs installed in each FMC jurisdiction, as of the date hereof.

                                          DATE OF         DATE OF
               FMC    APPROXIMATE     COMMENCEMENT OF  EXPIRATION OF     CURRENT
               OR      NUMBER OF        CURRENT FMC     CURRENT FMC     EXTENSION
JURISDICTION   PSC  ITVMS IN SERVICE     CONTRACT      CONTRACT TERM     OPTIONS
------------   ---  ----------------  ---------------  -------------  -------------
Arizona        FMC         420             7/03             7/08           --
California     PSC       3,900              N/A              N/A          N/A
D.C.           FMC         100            12/01            12/05       1 one-year
Idaho          PSC         195              N/A              N/A          N/A
Illinois       FMC       3,245             6/04             9/10      1 three-year
Indiana        FMC       1,385             1/01             3/05           --
Iowa           FMC         400             1/01             3/05           --
Kentucky       PSC       1,250              N/A              N/A          N/A
Maine          FMC         150             9/04             8/07           --
Maryland       PSC         910              N/A              N/A           --
Massachusetts  PSC       1,575              N/A              N/A          N/A
Minnesota      (2)         110              N/A              N/A          N/A
Missouri       FMC         630             6/01             6/08       4 one-year
New Hampshire  FMC         220             7/00             6/05           --
New Jersey     (2)         210              N/A              N/A          N/A
New Mexico     FMC         160             5/97             6/07           --
New York       FMC       4,380             5/02             7/05           --
Ohio           FMC       1,500             7/03             6/05       2 two-year
Oregon         PSC         500              N/A              N/A          N/A
Pennsylvania   PSC       3,050              N/A              N/A          N/A
Rhode Island   (2)         100              N/A              N/A          N/A
Texas          FMC       1,400             9/03             9/06        2 one-year
Virginia (1)   PSC       1,600              N/A              N/A          N/A
Washington     FMC       1,010            11/04            11/07      1 three-year
West Virginia  PSC         110              N/A              N/A          N/A
Wisconsin      PSC         500              N/A              N/A          N/A

----------
(1) The Virginia Lottery entered into a seven-year contract with Oberthur Gaming Technologies Corporation (OGT) under which GTECH has subcontracted to provide new ITVMs and management of warehousing and distribution of instant tickets.

(2) Represents ITVMs installed under a GTECH Facilities Management Contract. See Facilities Management Contracts table above for additional information.

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

During fiscal 2004, we expanded our self-service terminal offerings with the completion of our acquisition of Interlott Technologies, Inc. ("Interlott"), a leading provider of ITVMs for the worldwide lottery industry. Interlott's EDS-Q family of ITVMs offers flexibility and expandability (from a four to 24 game capacity) as well as the industry's first transaction processing connectivity to in-store lottery terminals and lottery authority central systems. We have received our first order for a hybrid self-service product that we have developed which we believe will combine the functionality of the ITVM and Altura SST, enabling the sale of both instant tickets and online games.

During fiscal 2005, we completed the acquisition of Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals and related products and services to the global gaming industry. We believe that this acquisition will further expand our terminal offerings. The Spielo family of terminals includes the Aura,(TM) a video lottery terminal that features a high-resolution 18" flat screen color monitor, 16-bit digital stereo sound, ergonomic design and powerful processor, and the Power Station 5,(TM) a video lottery terminal that is designed to meet the needs of bar and restaurant venues.

During fiscal 2005, we announced the development of GamePoint,(TM) our all-in-one instant and online lottery terminal solution. The GamePoint terminal, which dispenses both instant and online tickets, is completely self-contained and provides a secure and player-friendly opportunity for the sale of instant and online lottery products.

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

Our latest generation software system, the Enterprise Series(TM) , is a unique, fully-open architecture that we believe provides a new industry standard for the development, deployment, integration and support of next-generation online lottery solutions, including those which permit sales of lottery products via a secure infrastructure over the Internet, without compromising the integrity of the games. The open system architecture of the Enterprise Series(TM) allows lotteries the flexibility to continuously upgrade their lottery systems, and integrate a broad spectrum of third party hardware and software solutions to achieve greater performance. In March 2003 we announced the launch of a certification process whereby third party technology vendors can be approved for integration with the Enterprise Series platform. Under our Enterprise Series certification process we have certified 4 third party vendors and 3 third party vendors are pending review.

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

Keno(TM), an online game which we, together with the Lotteries Commission of South Australia, first introduced in 1990, exemplifies how innovative lottery games can help our lottery customers maintain or increase public interest in lottery games and thereby generate additional revenues. Keno(TM), features online drawings as often as every four minutes and is currently offered by 24 of our customers.

We currently have a substantial number of variations of lottery games in our software library and new games under development. We believe that this game library and the "know how" and experience accumulated by our professionals since our inception make it possible for us to meet the requirements of our customers for specifically tailored games on a timely and comprehensive basis.

During fiscal 2005, we entered into agreements with Hasbro Properties Group, the intellectual property development arm of Hasbro, Inc. ("Hasbro"), and New Vision Gaming, a company with extensive casino game development experience ("New Vision"), that we believe will further strengthen our lottery game content library. Under the Hasbro agreement, Hasbro grants to us a license to develop and distribute select lottery products featuring Hasbro's Monopoly(TM) and Battleship(TM) brands in the United States,

Canada and Mexico, while our agreement with New Vision permits us to offer on an exclusive basis two of New Vision's flagship games.

In February 2005, we obtained a five-year exclusive licensing agreement giving us the right to utilize the names, likenesses, and signatures of premium racecar drivers in connection with the HotTrax game.

During fiscal 2005, we introduced HotTrax,(R) a new three dimensional lottery game that we developed, in Rhode Island. This race-based monitor game provides players with an exciting opportunity to place every four or five minutes a variety of wagers on the finishing order of racecars.

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

NON-LOTTERY COMMERCIAL SERVICES

While transaction processing services for the online lottery industry remains our core service offering, we have in recent years undertaken to capitalize on the investments that we have made in secure, high-volume transaction processing technology through development of additional applications, such as financial or retail transaction processing. During fiscal 2005, revenues from non-lottery commercial services accounted for approximately 7% of our consolidated revenues.

In May 2000, we signed a contract with Caixa Economica Federal, the operator of Brazil's National Lottery, to include additional financial transaction services (including bill and tax payment, social security contribution and traditional banking transaction services) over our dedicated network infrastructure. See
Item 3, "Legal Proceedings - Brazilian Legal Proceedings," below. We are party to agreements with more than 700 retailers in Chile to provide electronic bill payment services at retail outlets throughout the country.

During fiscal 2003, we entered into an agreement with Supreme Ventures Limited, a licensee operating certain online games in Jamaica, and Mossel Jamaica Limited, a cellular telephone service provider in Jamaica ("Digicel") to provide Digicel with a non-exclusive distribution network for the electronic sale of personal identification numbers for cellular phone usage in Jamaica, thus providing customers in Jamaica with the ability to place cellular telephone calls using purchased minutes. During fiscal 2004, we acquired a controlling equity position in PolCard S.A., a leading debit and credit card merchant transaction acquirer and processor in Poland, and were awarded a two-year contract extension by the Idaho Department of Fish and Game to continue to provide products and services to operate Idaho's fish and game licensing system through December 31, 2006. During fiscal 2005, PolCard completed the acquisition of BillBird S.A., a leading provider of electronic bill payment services in Poland.

PRODUCT DEVELOPMENT

We devote substantial resources in order to enhance our present products and systems and develop new products. In fiscal 2005, we spent approximately $52.6 million on research and development, as compared to $57.3 million in fiscal 2004, and $42.9 million in fiscal 2003.

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

BACKLOG

The backlog of our orders for sales of our products, which are supported by signed contracts with our customers and which are believed by us to be firm, amounted to approximately $143.7 million as of February 26, 2005, as compared to a backlog of approximately $166.7 million as of February 28, 2004. The decrease in the backlog is due to a lower level of product sales expected to be consummated in fiscal year 2006. Approximately $79.5 million, or 55.3% of the backlog at February 26, 2005, is expected to be filled during fiscal 2006.

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

During fiscal 2005, our principal competitors in the online lottery business (and the number of online lottery contracts serviced worldwide by such competitors) were as follows: Scientific Games Corporation (including the business formerly known as Automated Wagering International, Inc., and IGT Online Entertainment Systems, Inc.) (33); Essnet (22); and Intralot S.A. (20).

PERSONNEL

As of April 1, 2005, we had approximately 5,300 full-time employees worldwide. The vast majority of our domestic employees is not represented by any labor union. We believe that our relationship with our employees is satisfactory.

ITEM 2. PROPERTIES

Our world headquarters and research and development and main production facility are located in our approximately 260,000 square foot building on approximately 26 acres in West Greenwich, Rhode Island, which we lease from West Greenwich Technology Associates, L.P. Prior to February 1, 2005 we had a 50% limited partnership interest in this partnership. On February 1, 2005, we acquired the remaining 50% interest in, and presently own 100% of, West Greenwich Technology Associates, L.P. We also own approximately 24 acres adjoining our headquarters in West Greenwich, Rhode Island. In May 2003, we entered into a Master Contract with the Rhode Island Lottery that, among other matters, relates to the development of a new world headquarters facility containing at least 210,000 square feet in Providence, Rhode Island by December 31, 2006. See Note 8 to Notes to Consolidated Financial

Statements for further information respecting the planned relocation of our World Headquarters to Providence, Rhode Island, and certain related matters.

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

In addition, our subsidiary, Spielo Manufacturing, Inc., owns an approximately 113,000 square foot office building in Moncton, Canada, and leases an approximately 31,000 square foot manufacturing and warehouse facility in Saint-Anne-des-Monts, Canada.

Our facilities are in good condition and are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

BRAZILIAN LEGAL PROCEEDINGS

                          THE CEF CONTRACT PROCEEDINGS

BACKGROUND. In January 1997, Caixa Economica Federal ("CEF"), the Brazilian bank and operator of Brazil's National Lottery, and Racimec Information Brasileira S.A. ("Racimec"), the predecessor of the Company's subsidiary GTECH Brasil Ltda. ("GTECH Brazil"), entered into a four-year contract pursuant to which GTECH Brazil agreed to provide online lottery services and technology to CEF (the "1997 Contract"). In May 2000, CEF and GTECH Brazil terminated the 1997 Contract and entered into a new agreement (the "2000 Contract") obliging GTECH Brazil to provide lottery goods and services and additional financial transaction services to CEF for a contract term that, as subsequently extended, was scheduled to expire in April 2003. In April 2003, GTECH Brazil entered into an agreement with CEF (the "2003 Contract Extension") pursuant to which: (a) the term of the 2000 Contract was extended into May 2005, and (b) fees payable to GTECH Brazil under the 2000 Contract were reduced by 15%.

CEF recently completed a procurement process for products and services to replace those that we currently provide under the 2000 Contract. Based upon the commodity auction nature of the procurement process and the revenue restrictions that were then imposed on us by the courts, we elected not to participate in the bid process. CEF has also announced that it is developing its central system in-house. As provided in the 2000 Contract, CEF may elect to extend the 2000 Contract for one year beyond its scheduled May 2005 termination date on its existing terms and conditions. In addition we are currently involved in negotiations with CEF respecting the possible extension of the term of the 2000 Contract for the provision of goods and services by us after the scheduled termination date of the 2000 Contract. There can be no assurance that CEF will elect to extend the 2000 Contract for an additional year on its existing terms and conditions, or that CEF and GTECH Brazil will reach agreement to extend the term of the 2000 Contract on other terms.

Revenues from the 2000 Contract accounted for approximately 7.2% of our total revenues for fiscal 2005, making CEF our second largest customer in fiscal 2005 based on revenues.

CRIMINAL ALLEGATIONS AGAINST CERTAIN EMPLOYEES AND RELATED SEC INVESTIGATION. As previously reported, in late March 2004 federal attorneys with Brazil's Public Ministry (the "Public Ministry Attorneys") recommended that criminal charges be brought against nine individuals, including four senior officers of CEF, Antonio Carlos Rocha, the former Senior Vice President of Holdings and President of GTECH Brazil; and Marcelo Rovai, GTECH Brazil's marketing director.

The Public Ministry Attorneys had recommended that Messrs. Rocha and Rovai be charged with offering an improper inducement in connection with the negotiation of the 2003 Contract Extension, and co-authoring, or aiding and abetting, certain allegedly fraudulent or inappropriate management practices of the CEF management who agreed to enter into the 2003 Contract Extension. No other present or former employee of the Company or GTECH Brazil has been implicated by the Public Ministry Attorneys. Neither the Company nor GTECH Brazil is the subject of this criminal investigation, and under Brazilian law (which provides that criminal charges may not be brought against corporations or other entities), we cannot be subject to criminal charges in connection with this matter.

As previously reported, during the second quarter of fiscal 2005, the judge reviewing these charges prior to their being filed refused to initiate the criminal charges against the nine individuals, including against Messrs. Rocha and Rovai, but instead granted a request by the Brazilian Federal Police to continue the investigation which had been suspended upon the recommendation of the Public Ministry Attorneys that criminal charges be brought.

The Brazilian Federal Police subsequently ended their investigation and presented a final report of their findings to the court. This final report does not recommend that indictments be issued against Messrs. Rocha or Rovai, or against any current or former employee of the Company.

As previously reported, we cooperated fully with the investigation by Brazilian authorities respecting this matter, and encouraged Messrs. Rocha and Rovai to do the same.

In addition, as previously reported, we conducted an internal investigation of the 2003 Contract Extension under the supervision of the independent directors of GTECH Holdings Corporation. Our investigation did not reveal any reason to believe that any of our present or former employees had committed any criminal offenses alleged by the Public Ministry Attorneys.

Notwithstanding the favorable resolution of the Brazilian Federal Police investigation and the favorable results of our own internal investigation respecting the 2003 Contract Extension, there can be no assurance that (a) the Public Ministry Attorneys will not once again recommend to the judge hearing this case that such criminal charges be initiated against Messrs. Rocha and Rovai, (b) the Brazilian Federal Police will not broaden their investigation to include the award of, and performance under, the 1997 Contract and 2000 Contract, or (c) new criminal charges will not be initiated against Messrs. Rocha and Rovai or additional individuals.

As previously reported, the United States Securities and Exchange Commission (the "SEC") is undertaking a formal investigation into the Brazilian criminal allegations against Messrs. Rocha and Rovai and the Company's involvement in this matter. The Company has been cooperating fully with the SEC.

To date we have found no evidence that the Company, or any of its employees, has violated any United States law, or is otherwise guilty of any wrongdoing in connection with this matter.

In light of the fact that our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, an allegation or finding of improper conduct that is attributable to us could have a material adverse effect on our business, both within Brazil and elsewhere, including our ability to retain existing contracts or to obtain new or renewal contracts. See Item 1, "Certain Factors That May Affect Future Performance," above.

CIVIL ACTION BY THE PUBLIC MINISTRY ATTORNEYS. As previously reported, in April 2004 the Public Ministry Attorneys initiated a civil action in the Federal Court of Brasilia against GTECH Brazil; 17 former officers and employees of CEF; the former president of Racimec; Antonio Carlos Rocha; and Marcos Andrade, another former officer of GTECH Brazil. The focus of this civil action is the contractual relationship between CEF, GTECH Brazil and Racimec during the period 1994 to 2002. This civil action alleges that the defendants acted illegally in entering into, amending and performing, the 1997 Contract, and the 2000 Contract, and seeks to invalidate the 2000 Contract, which, as extended by the 2003 Contract Extension, is still in force.

As previously reported, this lawsuit also seeks to impose damages equal to the sum of all amounts paid to the Company under the 1997 Contract and the 2000 Contract, and certain other permitted amounts, minus our proven investment costs. The applicable statute also permits the assessment of penalties, in the discretion of the court, of up to three times the amount of the damages imposed. We estimate that through the date of the lawsuit we received under the 1997 Contract and the 2000 Contract a total of 1.5 billion Brazilian reals (or approximately 500 million United States dollars). In addition, although it is unclear how investment costs would be determined for purposes of this lawsuit, we estimate that our investment costs through the date of the lawsuit were approximately between 1.2 billion and 1.4 billion Brazilian reals (or approximately between 400 million and 465 million United States dollars) in aggregate; however, these investment costs could be disputed by CEF, and are ultimately subject to approval by the court.

As previously reported, we believe we have good and adequate defenses to the claims made in this lawsuit. We intend to defend ourselves vigorously in these proceedings, which, we have been advised by our Brazilian counsel, are likely to take several years, and could take as long as 10 to 15 years in certain circumstances, to litigate through the appellate process to final judgment. It is our position that we were appropriately awarded the 1997 Contract by CEF after a competitive procurement, and that at all times since 1997 we have been appropriately compensated for services performed under valid contracts with the CEF.

While we cannot rule out the possibility that the Company will ultimately be held liable in this matter, or estimate the amount of such liability in such event, we believe that the outcome of this lawsuit is not likely to have a material impact on our financial statements or business.

As previously reported, in June 2004, the Federal Court of Brasilia granted a procedural injunction in connection with this civil matter which ordered that 30% of payments made subsequent to the date of the injunction to GTECH Brazil by CEF under the 2000 Contract be withheld and deposited into an account maintained by the Court. As of February 26, 2005, the total amount withheld and deposited into an account pursuant to this ruling was approximately 68 million Brazilian reals, or 26 million United States dollars. This injunction also put in place restrictions that effectively prevented the transfer or sale of the Company's Brazilian assets, including the share capital of GTECH Brazil, with certain limited exceptions. The injunction was granted as part of a confidential ex parte proceeding in which we were not afforded an opportunity to participate.

We filed an appeal respecting the court's grant of this injunction in July 2004. On March 22, 2005, a panel of judges of the Brazilian Federal Court of Appeals heard our appeal of the procedural injunction granted by the Federal Court of Brasilia and issued an order: (a) discontinuing the withholding of payments due to GTECH Brazil from CEF that had been mandated by the procedural injunction,
(b) removing the procedural injunction's restrictions on the transfer or sale of the Company's Brazilian assets, and (c) requiring the return to GTECH Brazil of amounts in excess of 40 million Brazilian reals held in escrow pursuant to the procedural injunction, thereby permitting the return to GTECH of approximately 11 million United States dollars of the 26 million United States dollars held in escrow as of the end of fiscal 2005. The appeals court also ordered that 40 million Brazilian reals continue to be held in escrow, and that the procedural injunction's requirements that defendants report assets to the court, and that the Brazilian Central Bank report any transaction associated with these assets, be maintained. This order of the Brazilian Federal Court of Appeals may be appealed by the Brazilian Public Attorneys.

POPULAR CLAIM. As previously reported, in February 2004, Vincius Bijos, a Brazilian, commenced a public class action lawsuit in Brazil's Brasilia District Court of the Federal District against the Brazilian Federal government; CEF; several former and current officers of CEF; the former president of Racimec; and GTECH Brazil, seeking, among the relief requested of the Court, a preliminary injunction prohibiting CEF from making further payments to GTECH Brazil under the 2000 Contract, and an order that would terminate the 2000 Contract and require the defendants, jointly and severally, to refund amounts received by GTECH Brazil under the 1997 Contract and the 2000 Contract, together with interest, appropriate monetary adjustments, court costs and expenses. This public class action lawsuit bases its claims upon numerous alleged defects and irregularities, which the suit asserts violate Brazilian law, in the 1997 Contract and the 2000 Contract, and the manner in which the procurement processes that gave rise to the awards of these contracts were organized and administered. We intend to mount a vigorous challenge to the far-reaching claims that make up this lawsuit. We note that the Public Ministry Attorneys have filed an opinion with the federal court disagreeing with the request that an injunction enjoining payments from CEF to GTECH Brazil be entered and requesting that this suit be consolidated with the Public Ministry Attorneys' civil action described above.

While we cannot rule out the possibility that the Company will ultimately be held liable in this matter, or estimate the amount of such liability in such event, we believe that the outcome of this lawsuit is not likely to have a material impact on our financial statements or business.

TCU AUDIT. As previously reported, in June 2003, the Federal Court of Accounts ("TCU"), the court charged with auditing agencies of the Brazilian federal government and its subdivisions, summoned us, together with several current and former employees of the CEF to appear before TCU's Brasilia court. The summons required the defendants to show cause why they should not be required to jointly pay a base amount determined on a preliminary basis by the TCU to be due of R$91,974,625, duly indexed for inflation and interest as of May 26, 2000 (Decision No. 692/2003). We estimate that this claim, in aggregate, is for the local currency equivalent of approximately 87.6 million United States dollars at exchange rates in effect as of February 26, 2005. The allegations underlying this summons are set forth in a report (the "Audit Report") issued by the TCU in May 2003 respecting an audit conducted by the TCU of the 1997 Contract.

The central allegation of the Audit Report is that under the 1997 Contract we were accorded certain payment increases, and we contracted to supply to CEF certain services, that were not contemplated by the procurement process respecting the 1997 Contract and that are not otherwise permitted under applicable Brazilian law. The Audit Report alleges that as a result of this, CEF overpaid us under the 1997 Contract for the period commencing in January 1997 through May 26, 2000, and that we are liable with respect to such alleged overpayments as specified above. The Audit Report states that the TCU will refer the Audit Report to, among others, the Public Ministry Attorneys and the Brazil Federal Police (who, we have been advised, are conducting an investigation of CEF's public procurement activities in general). See - "Criminal Allegations Against Certain Employees and Related SEC Investigation" and "Civil Action by Public Ministry Attorneys," above. The Audit Report does not allege that we have acted improperly.

In November 2003, we presented our defense to the claims and preliminary determination of the TCU that CEF had overpaid us. In light of our defense, in September 2004, the TCU reduced its determination of the amount alleged to have been overpaid to us by CEF under the 1997 Contract from R$91,974,625 to R$30,317,721, or approximately 28.9 million United States dollars at exchange rates in effect as of February 26, 2005. This determination by the TCU remains subject to approval by TCU's judges.

We plan to continue to vigorously defend ourselves against the allegations made by TCU in the Audit Report and the proceedings initiated by the TCU with respect thereto. We believe that we have good defenses to the claims and determinations of the TCU. We further believe that the claims and determinations of the Audit Report have, in essence, been merged into the civil action instituted by the Public Ministry Attorneys described above, and are accordingly unlikely to represent an independent potential source of liability for us. While we are unable to rule out the possibility that the Company will ultimately be held liable in this matter, we believe that the outcome of this matter is not likely to have a material impact on our financial statements or business.

                                  SERLOPAR SUIT

As previously reported, in April 2002 Serlopar, the lottery authority for the Brazilian state of Parana, sued our subsidiaries Dreamport Brasil Ltda. and GTECH Brazil in the 2nd Public Finance Court of the City of Curitiba, State of Parana, under an agreement dated July 31, 1997, as amended (the "VLT Agreement"). Pursuant to the VLT Agreement, we agreed to install and operate video lottery terminals ("VLTs") in Parana. Serlopar alleges in its suit that we installed only 450 of the 1,000 VLTs that we were allegedly obliged to install, and that we were overpaid, and failed to reimburse Serlopar certain amounts alleged to be due to Serlopar, under the VLT Agreement. Serlopar seeks payment from us of approximately 40 million United States dollars (at exchange rates in effect on February 26, 2005) with respect to these claims, together with unspecified amounts alleged to be due from the defendants with respect to general losses and damages (including loss of revenues) and court costs and legal fees. We believe we have good defenses to the claims made by Serlopar in this lawsuit, and we intend to continue to defend ourselves vigorously in these proceedings. We believe that the outcome of this suit will not have a material impact on our financial statements or business.

OTHER LEGAL PROCEEDINGS

                         ARGENTINA MONEY TRANSFER MATTER

In February 2005, GTECH Foreign Holdings Corporation, Argentina Branch ("GFHC") and our Argentina legal counsel, Dr. Jorge Perez of Perez, del Barba and Rosenblum, received notification from the Central Bank of Argentina that they were being indicted for alleged violations of Argentina's currency exchange laws. The Argentina laws in question prohibit the transfer of foreign currency from Argentina, subject to certain exceptions not here relevant. At issue is a February 2002 agreement (the "BofA Agreement") between GFHC and Bank of America, N.A., Buenos Aires Branch ("BofA") pursuant to which BofA assigned to GFHC a certificate of deposit in the amount of 571,429 United States dollars (the "CD"), issued by Bank of America, Charlotte, North Carolina Branch ("BofA-North Carolina"), in consideration for the payment of 1.4 million Argentina pesos. Upon maturity of the CD, the agreement provided for BofA-North Carolina to pay 571,429 United States dollars to a GFHC branch bank account in the United States. We understand that the central claim of the Argentina Central Bank's indictment will be that GFHC's agreement with BofA was a transaction in which foreign currency was transferred, in essence, from Argentina to the United States in violation of applicable Argentina law.

If GFHC is found guilty of violating applicable Argentina currency exchange laws, as charged in the indictment, we would be liable to pay a fine of up to approximately 5.7 million United States dollars (i.e., ten times the amount of United States dollars allegedly transferred from Argentina) and could be prohibited for up to ten years from importing goods into, or exporting goods from, Argentina.

We note that BofA, which solicited GTECH to enter into the BofA Agreement, and approximately 20 other customers of BofA including several subsidiaries of large multi-national corporations, have been indicted in connection with transactions similar to the transaction outlined in the BofA Agreement. BofA explicitly represented to us in the BofA Agreement that the transaction described therein did not violate any Argentina law or regulation, and we believe that we took appropriate measures independent of this representation (including obtaining the opinion of local counsel) in advance of entering into the BofA Agreement to ascertain that this transaction was legal under applicable Argentina law.

We believe that we have good defenses to the claims made on the indictment, and we intend to vigorously defend ourselves in these proceedings. We do not believe that the outcome of this suit will have a material impact on our financial statements or business.

                                   COHEN SUIT

As previously reported, on August 7, 2002 we terminated without cause the employment of Howard S. Cohen, our former President and Chief Executive Officer. In March 2003, Mr. Cohen attempted to exercise options granted by us in April 2002 to purchase (on a pre-split adjusted basis) 450,000 shares of our Common Stock at a per-share exercise price of $23.30. The non-qualified stock option agreement entered into between Mr. Cohen and us respecting the April 2002 grant of options provides by its terms that, in the event that Mr. Cohen's employment was terminated without cause, options remaining exercisable must be exercised within six months from the date of termination (i.e., by February 7, 2003).

Because Mr. Cohen had failed to exercise his April 2002 options within the term provided in the applicable stock option agreement, we did not permit Mr. Cohen to exercise these options. In May 2003, Mr. Cohen filed suit in Rhode Island Superior Court against us and the attorneys who had advised him in connection with the negotiation of his severance agreement, respecting his attempt to exercise the April 2002 stock options. The suit, captioned Howard S. Cohen v. GTECH Corporation, GTECH Holdings Corporation, Michael J. Tuchman, Levenfeld Pearlstein, Charlene F. Marant and Marant Enterprises Holdings LLC, alleges that: (i) we breached our agreements with Mr. Cohen in failing to allow him to exercise his April 2002 options; (ii) through fraud by us, or the mutual mistake of the parties, the April 2002 option grant does not reflect the intent of the parties, and (iii) we had a duty to advise Mr. Cohen of his mistaken belief (if such it was) as to the exercise term of the April 2002 options, and failed to so advise Mr. Cohen. Mr. Cohen also alleges that his attorneys had failed in their duty of care in misadvising him as to the correct period during which he could exercise his options, and, in addition, had practiced law in Rhode Island without a license in violation of applicable Rhode Island law. Mr. Cohen seeks damages against us and the other defendants in an amount of not less than 4.0 million United States dollars, plus interest, costs and reasonable attorneys fees. With respect to us, he also seeks an order reforming the terms of the April 2002 option grant to reflect the alleged intent of the parties with respect to the post-termination exercise term, and other equitable relief. Mr. Cohen also asks for a declaratory judgment construing our 2000 Omnibus Stock Option and Long Term Incentive Plan and Mr. Cohen's employment and severance agreements, as to the relevant option exercise period. We believe that we have good defenses to the claims made by Mr. Cohen in this lawsuit and we intend to vigorously defend ourselves in these proceedings. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit.

For further information respecting legal proceedings, see Item 1, "Certain Factors Affecting Future Performance" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and
Item 8, Note 14 to Notes to Consolidated Financial Statements included in this report. We also are subject to certain other legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of GTECH Holdings Corporation ("Holdings") during the last quarter of fiscal 2005.

ADDITIONAL INFORMATION

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

EXECUTIVE OFFICERS

The Executive Officers of Holdings as of April 1, 2005 were:

        Name        Age                  Position
------------------  ---  ----------------------------------------
W. Bruce Turner      45  President and Chief Executive Officer
                         since August 2002. Mr. Turner, who is
                         also a Director of Holdings, was elected
                         the Chairman of Holdings by the Board in
                         July 2000, and subsequently served as
                         Holdings' acting Chief Executive Officer
                         from August 2000 through March 2001.
                         Previously, Mr. Turner was an
                         independent consultant and private
                         investor from February 1999 to July
                         2000. Mr. Turner was a Managing
                         Director, Equity Research, for Salomon
                         Smith Barney (formerly Salomon Brothers)
                         from January 1994 until February 1999;
                         and Director, Leisure Equity Research
                         for Raymond James & Associates from
                         October 1989 until January 1994.

Marc A. Crisafulli   36  Senior Vice President, Gaming Solutions
                         since December 2003; Senior Vice
                         President, General Counsel and Secretary
                         since March 2001 and Chief Compliance
                         Officer since September 2001.
                         Previously, Mr. Crisafulli was an
                         associate (from September 1994 through
                         June 2000) and a partner (from July 2000
                         through March 2001) of the
                         Providence-based law firm of Edwards &
                         Angell, LLP where he practiced as a
                         commercial trial lawyer.

Walter G. DeSocio    50  Senior Vice President, General Counsel
                         and Secretary since January 2005.
                         Previously, Mr. DeSocio served from September
                         2002 to December 2004 as Chief Administrative
                         Officer, General Counsel, and Corporate
                         Secretary at Internap Network Services
                         Corporation, the leading provider of
                         intelligent routing services over the
                         Internet. Prior to joining Internap, Mr.
                         DeSocio served from June 1999 to September
                         2002 as General Counsel and Senior Vice
                         President of Regulatory Affairs at
                         Concert B.V., the multi-billion dollar
                         global communications business owned by
                         AT&T and BT Group, and from June 1996 to
                         June 1999, as AT&T's Chief Regional
                         Counsel for Europe, Middle East, and
                         Africa.

Timothy B. Nyman     54  Senior Vice President of Global Services
                         since October 2002. Previously,
                         beginning in 1981, Mr. Nyman was
                         employed by the

        Name        Age                  Position
------------------  ---  ----------------------------------------
                         Company in a series of
                         increasingly responsible positions
                         including, through September 2002, as
                         the Company's Vice President of Client
                         Services.

Jaymin B. Patel      37  Senior Vice President and Chief
                         Financial Officer since January 2000.
                         Previously, beginning in 1994, Mr. Patel
                         was employed by the Company in a series
                         of increasingly responsible positions
                         including, from April 1998 until January
                         2000, as GTECH's Vice President,
                         Financial Planning and Business
                         Evaluation. Prior to his arrival at the
                         Company, Mr. Patel served as a Chartered
                         Accountant with PriceWaterhouse in
                         London.

Donald R. Sweitzer   57  Senior Vice President, Global Business
                         Development & Public Affairs, since
                         February 2003. Mr. Sweitzer joined the
                         Company in July 1998 as its Senior Vice
                         President, Government Relations, and
                         later served as the Company's Senior
                         Vice President, Public Affairs, through
                         January 2003. Previously, Mr. Sweitzer
                         was President of the Dorset Resource and
                         Strategy Group, a government affairs
                         consultancy, from November 1996 through
                         June 1998, and President and Managing
                         Partner of Politics Inc., a political
                         consulting firm, from January 1995
                         through August 1996. Mr. Sweitzer also
                         served as the Political Director of the
                         Democratic National Committee from April
                         1993 through January 1995, and served as
                         the Finance Director of this same body
                         from April 1985 through January 1989.

Barbara Burns        55  Senior Vice President of Human Resources
                         from December 2004 until her resignation
                         in April 2005. Ms. Burns had previously
                         been employed by the Company since
                         December 2000 as a Vice President of
                         Human Resources. Prior to this, Ms. Burns
                         served as a Vice President of Human
                         Resources at Siemens, A.G., one of the
                         world's leading electrical engineering and
                         electronics companies (from 1999 to 2000);
                         and Ryder System, Inc., a leading provider
                         of transportation, logistics and supply
                         chain management (during 1999).
                         Previously Ms. Burns had been employed
                         in a human resources capacity by
                         computer companies Compaq Computer
                         Corporation and Digital Equipment
                         Corporation (from 1979 until 1998). In
                         April 2005, Ms. Burns resigned from the
                         Company effective April 22, 2005.

David J. Calabro     55  Executive Vice President and Chief
                         Operating Officer from October 2002
                         Executive Vice through May 15, 2005, the
                         announced date of his retirement. Mr.
                         Calabro previously served as the
                         Company's President, Global Operations,
                         from October 2001, and Senior Vice
                         President with responsibility for the
                         Company's worldwide facilities management
                         business, from March 1999. Prior to this
                         Previously, Mr. Calabro was employed by Unisys
                         Corporation, a leading provider of
                         information technology, from May 1995
                         through February 1999 as its Vice
                         President and General Manager of the
                         United States and Canada Public Sector
                         Market Group, and prior to that, was
                         Director of Business Operations

        Name        Age                  Position
------------------  ---  ----------------------------------------
                         (Government Systems Group) from August
                         1987 through April 1995 for Digital
                         Equipment Corporation, a leading
                         supplier of computer goods and services.
                         On April 6, 2005, Holdings announced
                         that Mr. Calabro had elected to retire
                         from the Company with effect from May
                         15, 2005.

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

All share prices set forth below reflect the 2-for-1 stock split of the Common Stock effected in the form of a stock dividend distributed during the second quarter of fiscal 2005.

                      FISCAL 2005                        HIGH     LOW
------------------------------------------------------  ------  ------
First Quarter (February 29 - May 29, 2004)              $31.49  $24.34
Second Quarter (May 30 - August 28, 2004)               $27.57  $19.65
Third Quarter (August 29 -  November 27, 2004)          $25.32  $22.26
Fourth Quarter (November 28, 2004 - February 26, 2005)  $28.42  $23.01

                      FISCAL 2004                        HIGH     LOW
------------------------------------------------------  ------  ------
First Quarter (February 23 - May 24, 2003)              $18.48  $13.40
Second Quarter (May 25 - August 24, 2003)               $20.95  $16.65
Third Quarter (August 24 - November 22, 2003)           $24.55  $20.03
Fourth Quarter (November 23, 2003 - February 28, 2004)  $30.12  $23.71

The closing price of the Common Stock on the New York Stock Exchange on April 15, 2005 was $23.77. As of April 15, 2005, there were approximately 745 holders of record of the Common Stock.

Prior to July 2003, Holdings had never paid cash dividends on its Common Stock. Commencing in July 2003 with respect to the second quarter of fiscal 2004, Holdings has paid a quarterly cash dividend to its shareholders in the amount (adjusted for the fiscal 2005 stock split) of $0.085 per share. Due to the fact that Holdings is a holding company, and its operations are conducted through the Company, the ability of Holdings to pay dividends on its Common Stock in the future will be dependent on the earnings and cash flow of its subsidiaries, and the availability of such cash flow to Holdings.

The following table presents information regarding purchases by Holdings of shares of its Common Stock, par value $.01 per share (the "Shares") made during the three months ended February 26, 2005.

                                                                                     (d) Approximate
                                                                                     Dollar Value of
                    (a) Total Number  (b) Average   (c) Total Number of Shares     Shares that May Yet
                       of Shares      Price Paid   Purchased as Part of Publicly    Be Purchased Under
      Period           Purchased       per Share    Announced Plans or Programs   the Plans or Programs
------------------  ----------------  -----------  -----------------------------  ---------------------
   November 28,           9,000         $23.63                 9,000                   $99,250,865
 2004 to January 1
      , 2005

January 2, 2005 to      406,500         $23.48               406,500                   $89,708,072
  January 29, 2005

 January 30, 2005       437,900         $23.67               437,900                   $79,342,319
  to February 26,
        2005
                        -------                              -------
       Total            853,400                              853,400
                        -------                              -------

On November 2, 2004, we publicly announced that our Board of Directors authorized a program for Holdings to purchase up to an aggregate of $100 million of its outstanding Common Stock through February 25, 2006, pursuant to which these Shares were purchased.

The remainder of the response to this Item incorporates by reference Item 8,
Note 18 to Notes to Consolidated Financial Statements. All securities reflected in Note 18 are authorized for insurance under compensation plans previously approved by Holdings' shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the other financial information included in this report. With the exception of the number of lottery customers at year end, the data in the table is derived from our audited consolidated financial statements.

                                                                                   Fiscal Year Ended
                                                       -------------------------------------------------------------------------
                                                       February 26,    February 28,   February 22,   February 23,   February 24,
                                                           2005          2004 (a)         2003           2002           2001
                                                       ------------   -------------   ------------   ------------   ------------
                                                                    (Dollars in thousands, except per share amounts)
OPERATING DATA:
Revenues:
   Services                                            $  1,017,683   $     957,471   $    868,896   $    831,787   $    856,475
   Sales of products                                        239,552          93,859        109,894        177,914         80,068
                                                       ------------   -------------   ------------   ------------   ------------
      Total                                               1,257,235       1,051,330        978,790      1,009,701        936,543

Gross Profit:
   Services                                                 401,050         419,632        333,855        245,479        292,380
   Sales of products                                         81,578          34,633         30,951         41,462          5,224
                                                       ------------   -------------   ------------   ------------   ------------
      Total                                                 482,628         454,265        364,806        286,941        297,604

Special charges (credit) (b)                                     --              --         (1,121)            --         42,270
Operating income                                            312,816         287,855        226,945        134,350         81,905
Net income                                                  196,394         183,200        142,021         68,026         43,148

PER SHARE DATA: (C)
Basic                                                  $       1.68   $        1.57   $       1.24   $       0.58   $       0.31
Diluted (d)                                                    1.50            1.40           1.11           0.51           0.31

CASH DIVIDENDS DECLARED PER COMMON SHARE               $       0.34   $       0.255   $         --   $         --   $         --

DIVIDENDS PAID                                         $     39,830   $      29,977   $         --   $         --   $         --

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                              $     94,446   $     129,339   $    116,174   $     35,095   $     46,948
Investment securities available-for-sale                    196,825         221,850             --             --             --
Total assets                                              1,855,141       1,559,131        954,195        853,829        938,160
Long-term debt, less current portion                        726,329         463,215        287,088        329,715        316,961
Shareholders' equity                                        655,768         562,289        315,566        202,955        314,362

CASH FLOW DATA:
Net cash provided by operating activities              $    375,209   $     415,067   $    332,256   $    345,230   $    251,970
Net cash used for investing activities                     (429,582)       (612,459)      (158,608)      (164,726)      (162,566)
Net purchases (maturities) of available-for-sale
   investment securities                                    (25,025)        221,850             --             --             --
                                                       ------------   -------------   ------------   ------------   ------------
Free cash flow (e)                                     $    (79,398)  $      24,458   $    173,648   $    180,504   $     89,404
                                                       ============   =============   ============   ============   ============

Net cash provided by (used for) financing activities   $     17,505   $     206,206   $    (96,193)  $   (188,341)  $    (50,725)

OTHER DATA:
Income before income taxes                             $    306,386   $     290,794   $    229,066   $    109,720   $     70,735
Interest expense                                             19,213          10,919         11,267         22,876         27,165
Depreciation and amortization                               158,615         119,059        138,185        168,543        174,395
                                                       ------------   -------------   ------------   ------------   ------------
EBITDA (f)                                             $    484,214   $     420,772   $    378,518   $    301,139   $    272,295
                                                       ============   =============   ============   ============   ============

Number of lottery customers at year-end (g)                      92              84             84            82              83

----------
(a)  53-week year.

(b) The impact of the special charges (credit) on earnings per share on a diluted basis was ($0.01) and $0.19 in fiscal 2003 and 2001, respectively.

(c) Per share data has been restated to reflect our 2-for-1 common stock split that occurred in July 2004.

(d) We adopted EITF 04-8 in December 2004, which requires that all 12.7 million shares underlying our 1.75% Convertible Debentures be included in diluted earnings per share computations, if dilutive, regardless of whether the conversion requirements have been met. The adoption of EITF 04-8 resulted in a decrease to diluted earnings per share of $0.02, $0.10 and $0.06 in fiscal 2004, 2003 and 2002, respectively.

(e) Free cash flow (net cash provided by operating activities less net cash used for investing activities, excluding the net purchases or maturities of available-for-sale investment securities), represents the excess cash flows generated over and above the investment of capital required to both maintain and grow our ongoing revenue streams. Based upon the long term contractual cycles in our business, we believe free cash flow trends represent a useful guide to help determine the amount of internally generated capital available for enhancing long-term shareholder value, through a balance of investing in new growth opportunities, the tax efficient return of capital to our shareholders and repayment of debt obligations. As we define it, free cash flow may not be comparable to other similarly titled measures used by other companies.

(f) We believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, assists in explaining trends in our operating performance, provides useful information about our ability to incur and service indebtedness and is a commonly used measure of performance by securities analysts and investors in the gaming industry. EBITDA should not be considered as an alternative to operating income as an indicator of our performance or to cash flows as a measure of our liquidity. As we define it, EBITDA may not be comparable to other similarly titled measures used by other companies.

(g) A lottery customer is defined as a jurisdiction utilizing our systems or products for a traditional online lottery.

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

- OUR BUSINESS - a general description of our business; Brazil matters; acquisitions; our common stock split and treasury stock retirement; and new accounting pronouncements.

- APPLICATION OF CRITICAL ACCOUNTING POLICIES - a discussion of accounting policies that we believe are both most critical to our financial condition and results of operations, and require management's most difficult, subjective or complex judgments and estimates.

- OPERATIONS REVIEW - an analysis of our consolidated results of operations for the three years presented in our financial statements. We operate in one business - Transaction Processing, and we have a single operating and reportable business segment. Therefore, our discussions are not quantified by segment results.

- LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION - an analysis of cash flows, financial position, contractual obligations and commitments.

- FINANCIAL RISK MANAGEMENT AND DIVIDEND POLICY - information about financial risk management; interest rate market risk; equity price risk; foreign currency exchange rate risk; and our dividend policy.

- SUBSEQUENT EVENTS - information about material events that occurred subsequent to February 26, 2005.

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

OUR BUSINESS

GENERAL

We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February. Fiscal 2005 and 2003 were 52-week years. Fiscal 2004 was a 53-week year and we included the extra week in our fourth quarter ended February 28, 2004.

We are a global gaming and technology company providing software, networks and professional services that power high-performance, transaction processing systems. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 54 countries worldwide and we have a growing presence in commercial gaming technology ("Gaming solutions") and financial services transaction processing ("Commercial services"). A comparison of our revenue concentration is as follows:

                        Fiscal   Fiscal   Fiscal
Consolidated Revenues    2005     2004     2003
---------------------   ------   ------   ------
Lottery                     87%      91%      93%
Commercial services          7%       7%       5%
Gaming solutions             6%       2%       2%
                        ------   ------   ------
                           100%     100%     100%
                        ======   ======   ======

Being a global business, we derive a substantial portion of our revenue from our operations outside of the United States. In particular, in fiscal 2005, we derived 52.2% of our revenues from international operations, including 7.4% of our revenues from our Brazilian operations alone (including 7.2% of our revenues from Caixa Economica Federal, the operator of Brazil's National Lottery, our second largest customer in fiscal 2005 based on annual revenues). In addition, substantial portions of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. We are also exposed to more general risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability.

We have derived substantially all of our revenues from the rendering of services and the sale or supply of computerized online lottery systems and components to government-authorized lotteries. Our service revenues are derived primarily from lottery service contracts, which are typically at least five to seven years in duration, and generally provide compensation to us based upon a percentage of a lottery's gross online and instant ticket sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. We primarily derive product sale revenues from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sale contracts. Our product sale revenues from period to period may not be comparable due to the size and timing of product sale transactions. During fiscal 2006, we currently anticipate that product sales will be in the range of $180 million to $210 million.

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

Our business is highly regulated, and the competition to secure new government contracts is often intense. In addition, our ability to consummate the acquisition, which we announced in December 2004, of a 50 percent controlling equity interest in the Atronic group of companies, one of the world's five largest manufacturers of slot machines, and to otherwise expand our business in non-lottery gaming markets, is contingent upon obtaining required gaming licenses. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by government authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Because such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery, gaming licensing, and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts, obtain new or renewal contracts and to expand our business in non-lottery gaming markets. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See the following for further information concerning these matters and other contingencies:

- Part I, Item 1 - "Certain Factors That May Affect Future Performance - Government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales;"

-    Part I, Item 3 - "Legal Proceedings;"

-    Note 14 to the consolidated financial statements.

BRAZIL MATTERS

Revenues from our lottery contract with Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, accounted for 7.2% of our total fiscal 2005 revenues, making CEF our second largest customer in fiscal 2005 based upon annual revenues.

A June 25, 2004 ruling (the "Ruling") in a civil action initiated by federal attorneys with Brazil's Public Ministry had the effect in fiscal 2005 of materially reducing payments that we otherwise would have received from our lottery contract with CEF which expires in May 2005. The Ruling ordered that 30% of payments subsequent to the Ruling due to GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") from CEF, be withheld and deposited in an account maintained by the Court. As of February 26, 2005, the total amount withheld and deposited in an account maintained by the Court was approximately 68 million Brazilian reals, or $26 million. In fiscal 2005, we did not recognize service revenues for the payments that were withheld from GTECH Brazil, as realization of these amounts was not reasonably assured.

In July 2004 we filed an appeal of the Ruling and in March 2005 (after the close of fiscal 2005), an appellate court decision ordered that the withholding be discontinued and that all funds currently held in escrow in excess of 40 million Brazilian reals be returned to us, which amounts to $11 million of the $26 million withheld as of February 26, 2005. We received and recognized these funds as service revenue on April 13, 2005.

In addition, the Ruling ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition, a requirement that was also subsequently reversed by the appellate court decision in March 2005.

As of February 26, 2005, GTECH Brazil assets approximated $34.9 million as follows (dollars in millions):

Cash                                                             $ 5.1
Systems, Equipment and Other Assets Relating to Contracts, net     5.7
                                                                 -----
   Assets restricted from transfer or disposition                $10.8
All other assets                                                  24.1
                                                                 -----
GTECH Brazil assets at February 26, 2005                         $34.9
                                                                 =====

The restricted cash of $5.1 million is included in Other Assets in our Consolidated Balance Sheet.

We are currently involved in negotiations with CEF respecting the possible extension of the term of our current contract, which expires in May 2005, for the provision of goods and services by us after the scheduled termination date of our current contract. Foreign currency translation related to our operations in Brazil of $59.5 million (which is recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at February 26, 2005), would be recorded as a charge to our consolidated income statement upon the expiration of our contract with CEF should we determine that the expiration of the CEF contract results in a substantial liquidation of our investment in Brazil.

Refer to Part I, Item 3, "Legal Proceedings - Brazilian Legal Proceedings, The CEF Contract Proceedings," and Note 14 to the consolidated financial statements for detailed disclosures regarding this matter.

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

SPIELO MANUFACTURING INCORPORATED

During the first quarter of fiscal 2005, we acquired privately-held Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals ("VLT's") and related products and services to the global gaming industry, for an all-cash purchase price of approximately $150 million. In addition, we paid Spielo shareholders approximately $10.7 million out of a potential maximum earn-out amount of up to $35 million, which Spielo shareholders are entitled to receive in the 18 months following the closing, based upon Spielo achieving certain VLT installation objectives in New York and separately, a working capital adjustment of approximately $1.5 million. By acquiring Spielo, we will be better able to deliver a comprehensive, integrated VLT solution to our existing and potential customers, with a single point of contact and accountability. We currently do not expect to pay any significant amounts remaining under the earn-out provision.

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

NEW ACCOUNTING PRONOUNCEMENTS

FASB STATEMENT NO. 123R

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005 (our fiscal 2007 first quarter). Early adoption is permitted. We plan to adopt SFAS 123R on the first day of fiscal 2007 (February 26, 2006).

SFAS 123R permits public companies to adopt its requirements using either the modified prospective transition ("MPT") method or the modified retrospective transition ("MRT") method. Under the MPT method, compensation cost for new awards and modified awards are recognized beginning with the effective date and the cost for awards that were granted prior to, but not vested as of the effective date, will be based on the grant date fair value estimate used for SFAS 123 pro forma disclosure purposes. The MRT method includes the requirements of the MPT method but also permits restatement of all prior periods presented or only the prior interim periods of the year of adoption. We plan to adopt SFAS 123R using the MPT method and we intend to use a lattice model to value stock options granted after February 26, 2006.

We currently account for share-based payments to employees using the intrinsic value method under APB 25 and related Interpretations, and as such, we generally recognize no compensation cost for employee stock options. We currently estimate the impact of adopting SFAS 123R will be in a range of $0.04 to $0.06 per diluted share in fiscal 2007. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for these excess tax deductions were $11.3 million, $10.4 million and $8.0 million in fiscal 2005, 2004 and 2003, respectively.

FASB STAFF POSITION NO. 109-1

In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, `Accounting for Income Taxes', to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 provides guidance on the application of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), to the provision of the American Jobs Creation Act of 2004 (the "Act") that provides a tax deduction on qualified production activities. The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS 109 as opposed to a tax rate reduction. FSP 109-1 is effective immediately. Pursuant to the Act, we will be able to benefit from a tax deduction for qualified production activities in fiscal 2006. We will follow the provisions of this guidance when applicable. We have not yet determined the impact this tax deduction will have on our results of operations or financial position.

FASB STAFF POSITION NO. 109-2

In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision). FSP 109-2 provides accounting and disclosure guidance for the repatriation provision and is effective immediately. While we continue to evaluate the Act, we do not plan to elect the one-time provision because of the resulting loss of foreign tax credits and because the vast majority of our permanently reinvested non-U.S. earnings have been deployed in active non-U.S. business operations.

EITF 04-8

In October 2004, the FASB ratified the Emerging Issues Task Force's consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8"), which is effective for periods ending after December 15, 2004. Under current interpretations of FAS 128, "Earnings per Share", issuers of contingently convertible debt instruments exclude the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency is met. EITF 04-8 requires that potential shares underlying the debt instrument be included in diluted earnings per share computations, if dilutive, regardless of whether the contingency has been met. We adopted EITF 04-8 in December 2004 and retroactively adjusted all prior period diluted earnings per share amounts to conform to the guidance in EITF 04-8. The adoption of EITF 04-8 resulted in a decrease to diluted earnings per share of $0.02 and $0.10 in fiscal 2004 and 2003, respectively.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We have identified the accounting policies listed below that we believe are both most critical to our financial condition and results of operations, and require management's most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the consolidated financial statements, which includes other significant accounting policies.

REVENUE RECOGNITION

LOTTERY AND GAMING TRANSACTION PROCESSING SERVICES

We generally conduct our lottery and gaming business under two types of contractual arrangements: Facilities Management Contracts and Product Sales Contracts.

FACILITIES MANAGEMENT CONTRACTS

A majority of our revenues are derived from facilities management contracts, under which we construct, install, operate and retain ownership of the online lottery system ("lottery system"). These contracts generally provide for a variable amount of monthly or weekly service fees paid to us directly from the lottery authority based on a percentage of a lottery's gross online and instant ticket sales or a percentage of net machine income. These fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements when all of the following criteria are met:

- Persuasive evidence of an arrangement exists, which is typically when a customer contract has been signed

-    Services have been rendered

- Our fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

-    Collectibility is reasonably assured

In instances where customer acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met.

PRODUCT SALES CONTRACTS

Under product sales contracts, we construct, sell, deliver and install a turnkey lottery system or deliver lottery equipment, and license the computer software for a fixed price, and the lottery authority subsequently operates the lottery system. Product sale contracts generally include customer acceptance provisions and general customer rights to terminate the contract if we are in breach of the contract.

Because product sales contracts include significant customization, modification and other services prior to customer acceptance that are considered essential to the lottery software inherent in our lottery systems, revenue is recognized using contract accounting. Under contract accounting, amounts due to us, and costs incurred by us in constructing the lottery system, prior to customer acceptance, are deferred. Revenue attributable to the lottery system is classified as Sales of Products in our Consolidated Income Statements and is recognized upon customer acceptance as long as there are no substantial doubts regarding collectibility.

Whenever we enter into a product sale contract that involves the delivery or performance of multiple products and services that include the development and customization of software, implementation services, and licensed software and support services, we apply the consensus of EITF 00-21 "Revenue Arrangements with Multiple Deliverables", to determine whether the non-customization related deliverables specified in the contract should be treated as separate units of accounting for revenue recognition purposes. If the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered.

The application of revenue recognition principles requires judgment, including whether our product sales contracts include multiple elements, and if so, whether fair value exists for those elements. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Our interpretation would not affect the amount of revenue recognized but could impact the timing of revenue recognition.

Revenues attributable to any ongoing services provided subsequent to customer acceptance are classified as Service Revenue in our Consolidated Income Statements in the period earned.

In certain product sale contracts (primarily the stand alone sale of lottery or video lottery terminals and software deliverables that do not involve significant customization of software), we are not responsible for installation. In these cases, we recognize revenue when all of the following criteria are met:

- Persuasive evidence of an arrangement exists, which is typically when a customer contract has been signed

-    The product has been delivered

- Our fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

-    Collectibility is reasonably assured

In instances where installation and/or customer acceptance of the product is required, revenue is deferred until installation is complete and any acceptance criteria have been met.

Our typical payment terms under product sale contracts include customer progress payments based on specific contract milestones with final payment due on or shortly after customer acceptance. We do not generally offer our customers payment terms that extend substantially beyond customer acceptance. In the rare case that we provide a customer with extended payment terms, we defer revenue equal to the amount of the extended payment until it is received.

NON-LOTTERY TRANSACTION PROCESSING SERVICES

We offer high-volume transaction processing services outside of our core market of providing online lottery services that consist of the acquiring, processing and transmission of commercial non-lottery transactions. Such transactions include retail debit, credit and charge card transactions, bill payments, electronic tax payments, utility payments, prepaid cellular telephone recharges and retail-based programs.

We earn a fee for processing commercial non-lottery transactions that is transaction-based (a fixed fee per transaction or a fee based on a percentage of dollar volume processed). We recognize these fees as service revenue at the time a transaction is processed based on the net amount retained in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

DEFERRED REVENUE AND LIQUIDATED DAMAGE ASSESSMENTS

Amounts received from customers in advance of revenue recognition are recorded in Advance Payments from Customers in our Consolidated Balance Sheets. We record liquidated damage assessments, which are penalties incurred due to a failure to meet specified deadlines or performance standards, as a reduction of revenue in the period they become probable and estimable. Liquidated damage assessments equaled 0.18%, 0.50% and 0.47% of our total revenues in fiscal 2005, 2004 and 2003, respectively.

INCOME TAX EXPENSE AND ACCRUALS

Our annual income tax rate is based upon our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the result of a tax audit. An estimated effective annual income tax rate is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time.

Tax law requires items to be included in the income tax return at different times than the items are reflected in the financial statements. As a result, our annual income tax rate reflected in our financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our income tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our income tax return in future years for which we have recorded the tax benefit in our income statement. We establish valuation allowances for our deferred tax assets when we believe expected future taxable income is not likely to support the use of a tax deduction or credit in that tax jurisdiction. Deferred tax liabilities generally represent income tax expense recognized in our financial statements for which payment has been deferred, or expense for which we have taken a deduction in our income tax return but have not yet recognized an expense in our financial statements. We have not recognized any United States income tax expense on undistributed international earnings since we intend to reinvest the earnings outside the United States for the foreseeable future.

A number of years may elapse before a particular matter, for which we have established a reserve, is ultimately resolved. The number of years with open tax audits varies depending on the jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, we believe our reserves reflect the most probable outcome of known contingencies.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually, or more frequently if events or circumstances indicate these assets may be impaired. Other intangible assets determined to have definite lives are amortized over their useful lives. We review other intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include, among others, significant adverse changes in the extent or manner in which an asset is being used or in legal factors or in the business climate that could affect the value of an asset.

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



                                                         SUMMARY FINANCIAL DATA

                                                           Fiscal Year Ended
                                      ------------------------------------------------------------
                                         February 26,         February 28,        February 22,
                                             2005                 2004                2003
                                      ------------------   ------------------   ------------------
                                                        (Dollars in thousands)
Revenues:
   Services                           $1,017,683    80.9%  $  957,471    91.1%  $  868,896    88.8%
   Sales of products                     239,552    19.1       93,859     8.9      109,894    11.2
                                      ----------   -----   ----------   -----   ----------   -----
      Total                            1,257,235   100.0    1,051,330   100.0      978,790   100.0

Costs and expenses:
   Costs of services (a)                 616,633    60.6      537,839    56.2      535,041    61.6
   Costs of sales (a)                    157,974    65.9       59,226    63.1       78,943    71.8
                                      ----------   -----   ----------   -----   ----------   -----
      Total                              774,607    61.6      597,065    56.8      613,984    62.7
                                      ----------   -----   ----------   -----   ----------   -----

Gross profit                             482,628    38.4      454,265    43.2      364,806    37.3

Selling, general and administrative      117,253     9.3      109,092    10.4       96,130     9.8
Research and development                  52,559     4.2       57,318     5.4       42,852     4.4
Special credit                                --      --           --      --       (1,121)   (0.1)
                                      ----------   -----   ----------   -----   ----------   -----
   Operating expenses                    169,812    13.5      166,410    15.8      137,861    14.1

Operating income                         312,816    24.9      287,855    27.4      226,945    23.2

Other income (expense):
   Interest income                         4,615     0.4        5,733     0.5        3,837     0.4
   Equity in earnings of
      unconsolidated affiliates            2,812     0.2        6,236     0.6        7,376     0.8
   Other income                            5,356     0.4        1,889     0.2        2,175     0.2
   Interest expense                      (19,213)   (1.5)     (10,919)   (1.0)     (11,267)   (1.2)
                                      ----------   -----   ----------   -----   ----------   -----
                                          (6,430)   (0.5)       2,939     0.3        2,121     0.2
                                      ----------   -----   ----------   -----   ----------   -----

Income before income taxes               306,386    24.4      290,794    27.7      229,066    23.4

Income taxes                             109,992     8.8      107,594    10.3       87,045     8.9
                                      ----------   -----   ----------   -----   ----------   -----
Net income                            $  196,394    15.6%  $  183,200    17.4%  $  142,021    14.5%
                                      ==========   =====   ==========   =====   ==========   =====

(a)  Percentages are computed based on cost as a percentage of related revenue.

COMPARISON OF FISCAL 2005 WITH 2004

TOTAL REVENUES

                                      Fiscal Year Ended
                        ---------------------------------------------
                                                           Change
                        February 26,   February 28,   ---------------
                            2005           2004          $        %
                        ------------   ------------   ------   ------
                                    (dollars in millions)
Services                $    1,017.7   $      957.4   $ 60.3      6.3
Sales of products              239.5           93.9    145.6   >100.0
                        ------------   ------------   ------   ------
                        $    1,257.2   $    1,051.3   $205.9     19.6
                        ============   ============   ======   ======

SERVICE REVENUES AND GROSS MARGIN

                                      Fiscal Year Ended
                        ---------------------------------------------
                                                          Change
                        February 26,   February 28,   ---------------
                            2005           2004         $         %
                        ------------   ------------   ------     ----
                                    (dollars in millions)
Domestic lottery        $      520.6   $      504.1   $ 16.5      3.3
International lottery          381.9          359.5     22.4      6.2
Commercial services             84.8           74.3     10.5     14.1
Gaming solutions                27.4           16.9     10.5     62.1
All other                        3.0            2.6      0.4     15.4
                        ------------   ------------   ------     ----
                        $    1,017.7   $      957.4   $ 60.3      6.3
                        ============   ============   ======     ====

                                      Fiscal Year Ended
                        ---------------------------------------------
                                                         Change
                        February 26,  February 28,  -----------------
                            2005          2004      Percentage Points
                        ------------  ------------  -----------------
Service gross margin           39.4%         43.8%               (4.4)

The 3.3% increase in domestic lottery service revenues was primarily due to higher service revenues from an increase in sales by our domestic lottery customers of approximately 6%, the launch of our new service contract in Tennessee and the impact of the Interlott acquisition, partially offset by contractual rate changes, lower jackpot activity and the extra week of service revenues in fiscal 2004. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels, such as Keno.

The 6.2% increase in international lottery service revenues includes higher service revenues from an increase in sales by our international lottery customers of approximately 2%, along with favorable foreign exchange rates and higher jackpot activity, partially offset by lower revenues from Brazil related to the court order to withhold 30% of our revenues. While we are not able to quantify precisely the reasons for increases in sales by our international lottery customers, we believe that in general, such increases are attributable to more rapid growth rates typical of newer lottery jurisdictions, the successful introduction of new games and modifications to existing games (such as matrix changes and more frequent drawings).

The 14.1% increase in commercial transaction processing service revenues includes higher service revenues from an increase in sales by our commercial transaction processing customers of approximately 14%, along with favorable foreign exchange rates and the impact of the BillBird acquisition, partially offset by lower revenues from Brazil related to the court order to withhold 30% of our revenues.

The 62.1% increase in gaming solutions service revenues was primarily due to the acquisition of Spielo and the installation of additional video lottery terminals in the state of Rhode Island.

Our service margins were down 4.4 percentage points from last year primarily due to lower margins from Brazil related to lower service revenues resulting from the court order to withhold 30% of our revenues along with higher legal costs, and the impact of higher depreciation and amortization related principally to acquisitions, contract renewals and the implementation of new contracts.

PRODUCT REVENUES AND GROSS MARGIN

                                      Fiscal Year Ended
                       -----------------------------------------------
                                                           Change
                       February 26,    February 28,    ---------------
                           2005            2004           $        %
                       ------------    ------------    ------   ------
                                    (dollars in millions)
Sales of products      $      239.6    $       93.9    $145.7   >100.0

                                    Fiscal Year Ended
                       -----------------------------------------------
                                                           Change
                       February 26,   February 28,   -----------------
                           2005           2004       Percentage Points
                       ------------   ------------   -----------------
Product gross margin          34.1%          36.9%               (2.8)

Product sales were higher principally due to the sale of lottery terminals and a communications network to our customer in Belgium, the sale of an Enterprise Series central system to our customer in West Lotto, Germany, the sale of lottery terminals to our customer in Spain, and the impact of the Spielo acquisition. Our product margins fluctuate depending on the mix, volume and timing of product sales contracts and our current year product margins were down
2.8 percentage points primarily due to lower margins associated with the Germany central system sale.

OPERATING EXPENSES

Operating expenses are comprised of selling, general and administrative (SG&A) expenses and research and development (R&D) expenses.

                                             Fiscal Year Ended
                               ---------------------------------------------
                                                                  Change
                               February 26,    February 28,    -------------
                                   2005            2004          $        %
                               ------------    ------------    -----    ----
                                           (dollars in millions)
SG&A expenses                  $      117.2    $      109.1    $ 8.1     7.4
R&D expenses                           52.6            57.3     (4.7)   (8.2)
                               ------------    ------------    -----    ----
                               $      169.8    $      166.4    $ 3.4     2.0
                               ============    ============    =====    ====

PERCENTAGE OF TOTAL REVENUE

SG&A expenses                           9.3%           10.4%
R&D expenses                            4.2%            5.5%

The $8.1 million increase in SG&A expenses was principally due to the current year acquisition of Spielo, along with an acceleration in regulatory licensing activity in worldwide commercial gaming markets, partially offset by lower incentive compensation costs. The $4.7 million decrease in R&D expenses was primarily due to the timing of development initiatives, partially offset by the impact of the Spielo acquisition.

EQUITY EARNINGS                              Fiscal Year Ended
                               ---------------------------------------------
                                                                   Change
                               February 26,    February 28,    -------------
                                   2005            2004          $       %
                               ------------    ------------    -----   -----
                                           (dollars in millions)
Equity earnings                $        2.8    $        6.2    $(3.4)  (54.8)

Equity earnings were down $3.4 million from last year, primarily due to the sale in April 2004 of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.

OTHER INCOME (EXPENSE)

The components of other income in fiscal 2005 and fiscal 2004 are as follows:

                                             Fiscal Year Ended
                               ---------------------------------------------
                                                                  Change
                               February 26,   February 28,   ---------------
                                   2005           2004         $        %
                               ------------   ------------   -----   -------
                                           (dollars in millions)
Gain on sale of investment     $       10.9   $         --   $10.9     100.0
Foreign exchange losses                (1.4)          (0.2)   (1.2)  (>100.0)
Minority interest in
   consolidated subsidiaries           (3.8)          (4.5)    0.7    >100.0
One-time, non-cash gain                  --            5.3    (5.3)   (100.0)
Other                                  (0.3)           1.3    (1.6)  (>100.0)
                               ------------   ------------   -----   -------
                               $        5.4   $        1.9   $ 3.5   (>100.0)
                               ============   ============   =====   =======

The $10.9 million gain on sale of investment resulted from the sale in April 2004 of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.

Minority interest in consolidated subsidiaries principally relates to our controlling interests in PolCard S.A ("PolCard") and Wireless Business Solutions (Proprietary) Limited ("WBS"). PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. WBS is a telecommunications provider in South Africa. In fiscal 2005, we determined that we no longer had a controlling interest in WBS that would require consolidation in our financial statements due principally to the expiration of our guarantee of loans made by an unrelated commercial lender to WBS and we now account for WBS using the equity method of accounting.

The $5.3 million one-time, non-cash, pre-tax gain in the prior fiscal year resulted from the consolidation of the partnership that owns our world headquarters facilities, which was recorded in compliance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

INTEREST EXPENSE

                               Fiscal Year Ended
                   -----------------------------------------
                                                    Change
                   February 26,   February 28,   -----------
                       2005           2004         $      %
                   ------------   ------------   ----   ----
                             (dollars in millions)
Interest expense   $       19.2   $       10.9   $8.3   76.1

Interest expense was up $8.3 million over last year primarily due to higher debt balances resulting from the issuance in November 2004 of $150 million of 4.50% Senior Notes and $150 million of 5.25% Senior Notes.

INCOME TAXES

Our effective income tax rate was 35.9% in fiscal 2005, down from 37% in fiscal 2004. The decrease is primarily due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory income tax rate and increased tax benefits relating to export sales.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among its provisions, the Act provides for a one-time special deduction for certain qualifying dividends from foreign subsidiaries. While we continue to evaluate the Act, we do not plan to elect the one-time special deduction because of the resulting loss of foreign tax credits and because the vast majority of our permanently reinvested non-U.S. earnings have been deployed in active non-U.S. business operations.

WEIGHTED AVERAGE DILUTED SHARES

Weighted average diluted shares in fiscal 2005 was comparable to fiscal 2004. We adopted EITF 04-8 in December 2004, which requires the inclusion of all 12.7 million shares underlying our $175 million principal amount of 1.75% Convertible Debentures in prior periods' diluted earnings per share computations, if dilutive, regardless of whether the conversion requirements have been met. The adoption of EITF 04-8 resulted in a decrease to diluted earnings per share of $0.02 in fiscal 2004.

COMPARISON OF FISCAL 2004 WITH 2003

TOTAL REVENUES

                                     Fiscal Year Ended
                       ----------------------------------------------
                                                          Change
                       February 28,   February 22,   ----------------
                           2004           2003          $         %
                       ------------   ------------   ------     -----
                                   (dollars in millions)
Services               $      957.4   $      868.9   $ 88.5      10.2
Sales of products              93.9          109.9    (16.0)    (14.6)
                       ------------   ------------   ------     -----
                       $    1,051.3   $      978.8   $ 72.5       7.4
                       ============   ============   ======     =====

SERVICE REVENUES AND GROSS MARGIN

                                     Fiscal Year Ended
                       ----------------------------------------------
                                                           Change
                       February 28,    February 22,    --------------
                           2004            2003          $         %
                       ------------    ------------    -----     ----
                                   (dollars in millions)
Domestic lottery       $      504.1    $      477.4    $26.7      5.6
International lottery         359.5           324.1     35.4     10.9
Commercial services            74.3            48.9     25.4     51.9
Gaming solutions               16.9            15.8      1.1      7.0
All other                       2.6             2.7     (0.1)    (3.7)
                       ------------    ------------    -----     ----
                       $      957.4    $      868.9    $88.5     10.2
                       ============    ============    =====     ====

                                      Fiscal Year Ended
                       -----------------------------------------------
                       February 28,   February 22,         Change
                           2004           2003       Percentage Points
                       ------------   ------------   -----------------
Service gross margin          43.8%          38.4%                 5.4

The 5.6% increase in domestic lottery service revenues was primarily due to higher service revenues from an increase in sales by our domestic lottery customers of approximately 4% with the balance principally due to the combined effect of an extra week of service revenues in fiscal 2004 and the acquisition of Interlott. While we are not able to quantify precisely the reasons for increases in sales by our domestic lottery customers, we believe that in general, such increases are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels, such as Keno.

The 10.9% increase in international lottery service revenues includes higher service revenues from an increase in sales by our international lottery customers of approximately 9%, along with the impact of the effect of an extra week of service revenues in fiscal 2004 of approximately 1.5%, with the balance of the increase due to the combined impact of favorable foreign exchange rates partially offset by contractual rate changes. While we are not able to quantify precisely the reasons for increases in sales by our international lottery customers, we believe that in general, such increases are attributable to more rapid growth rates typical of newer lottery jurisdictions, the successful introduction of new games and modifications to existing games (such as matrix changes and more frequent drawings).

The 51.9% increase in commercial transaction processing services was primarily due to the acquisition of PolCard, which contributed $21.4 million of service revenues in fiscal 2004.

Our service margins were up 5.4 percentage points from last year, primarily due to lower depreciation of approximately 2.0 percentage points, principally related to fully depreciated assets associated with our contract with Caixa Economica Federal in Brazil, with the balance of the increase primarily due to the impact of higher service revenues.

PRODUCT REVENUES AND GROSS MARGIN

                                      Fiscal Year Ended
                       ----------------------------------------------
                                                           Change
                       February 28,    February 22,    --------------
                           2004            2003           $       %
                       ------------    ------------    ------   -----
                                   (dollars in millions)
Sales of products      $       93.9    $      109.9    $(16.0)  (14.6)

                                      Fiscal Year Ended
                       -----------------------------------------------
                       February 28,   February 22,         Change
                           2004           2003       Percentage Points
                       ------------   ------------   -----------------
Product gross margin          36.9%          28.2%                 8.7

Significant product sales in the prior year included the sale of a turnkey system to our customer in Portugal, and significant product sales in the current year included the sale of an interactive system to our customer in the United Kingdom. Our product margins were up 8.7 percentage points over last year, primarily due to the different mix of sales.

OPERATING EXPENSES

Operating expenses are comprised of selling, general and administrative (SG&A) expenses, research and development (R&D) expenses and a special credit.

                                      Fiscal Year Ended
                       -----------------------------------------------
                                                           Change
                       February 28,    February 22,    ---------------
                           2004            2003           $        %
                       ------------    ------------    ------    -----
                                    (dollars in millions)
SG&A expenses          $      109.1    $      96.1      $13.0     13.5
R&D expenses                   57.3           42.9       14.4     33.6
Special credit                   --           (1.1)       1.1    100.0
                       ------------    -----------      -----    -----
                       $      166.4    $     137.9      $28.5     20.7
                       ============    ===========      =====    =====

PERCENTAGE OF TOTAL REVENUE

SG&A expenses                  10.4%           9.8%
R&D expenses                    5.5%           4.4%

The $13.0 million increase in SG&A expenses was primarily driven by increased business development activities in Poland and Mexico associated with our commercial services business and the consolidation of PolCard and Interlott. The $14.4 million increase in R&D expenses was primarily due to our continued efforts to accelerate the development and deployment of Enterprise Series into the marketplace.

INTEREST INCOME

                                                Fiscal Year Ended
                                  ---------------------------------------------
                                                                     Change
                                  February 28,    February 22,   --------------
                                      2004            2003         $         %
                                  ------------    ------------   ----      ----
                                              (dollars in millions)
Interest income                   $        5.7    $        3.8   $1.9      50.0

Interest income was up $1.9 million reflecting interest earned on the cash proceeds from the $250 million of debt issued in the third quarter of fiscal 2004.

EQUITY EARNINGS

                                                Fiscal Year Ended
                                  ---------------------------------------------
                                                                    Change
                                  February 28,   February 22,   ---------------
                                      2004           2003         $         %
                                  ------------   ------------   -----     -----
                                              (dollars in millions)
Equity earnings                   $        6.2   $        7.4   $(1.2)    (16.2)

Equity earnings were down $1.2 million due to lower equity income resulting principally from lower revenues generated by our joint venture in Taiwan.

OTHER INCOME (EXPENSE)

The components of other income in fiscal 2004 and fiscal 2003 are as follows:

                                                 Fiscal Year Ended
                                  ----------------------------------------------
                                                                     Change
                                  February 28,   February 22,   ----------------
                                      2004           2003         $         %
                                  ------------   ------------   -----   --------
                                               (dollars in millions)
One-time, non-cash gain           $       5.3    $        --    $ 5.3     >100.0
Minority interest in
   consolidated subsidiaries             (4.5)          (0.6)    (3.9)   (>100.0)
Foreign exchange losses                  (0.2)           4.2     (4.4)   (>100.0)
Net charges associated with the
   early retirement of debt                --           (2.3)     2.3     >100.0
Other                                     1.3            0.9      0.4       44.4
                                  -----------    -----------    -----   --------
                                  $       1.9    $       2.2    $(0.3)     (13.6)
                                  ===========    ===========    =====   ========

The $5.3 million one-time, non-cash, pre-tax gain resulting from the consolidation of the partnership that owns our world headquarters facilities was recorded in compliance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

INCOME TAXES

Our effective income tax rate decreased from 38% in fiscal 2003 to 37% in fiscal 2004 principally due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory tax rate.

WEIGHTED AVERAGE DILUTED SHARES

Weighted average diluted shares in fiscal 2004 increased by 3.1 million shares to 132.6 million shares. We adopted EITF 04-8 in December 2004, which requires the inclusion of all 12.7 million shares underlying our $175 million principal amount of 1.75% Convertible Debentures in prior periods' diluted earnings per share computations, if dilutive, regardless of whether the conversion requirements have been met. The adoption of EITF 04-8 resulted in a decrease to diluted earnings per share of $0.02 and $0.10 in fiscal 2004 and 2003, respectively.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths and we expect to meet our financial commitments and operating needs in the foreseeable future. We expect to use cash generated from operating activities primarily for contractual obligations and to pay dividends. We expect our growth to be financed through a combination of cash generated from operating activities, existing sources of liquidity, access to capital markets and other sources of capital. Our debt ratings of Baa1 (stable outlook) from Moody's and BBB (stable outlook) from Standard and Poor's contribute to our ability to access capital markets at attractive prices.

ANALYSIS OF CASH FLOWS

During fiscal 2005, we generated $375.2 million of cash from operations. This cash, along with cash generated by the sale of available-for-sale investment securities, was principally used to fund the Spielo, LILHCo and BillBird acquisitions of $200.7 million and to fund $245.6 million of systems, equipment and other assets relating to contracts. In addition, we issued $300 million of Senior Notes during the third quarter of fiscal 2005; repaid the remaining $90.0 million of our 7.87% Senior Notes; repurchased $120.7 million, or 5,262,900 shares of our common stock; and paid cash dividends of $39.8 million. At February 26, 2005, we had $94.4 million of cash and cash equivalents and $196.8 million of short-term investment securities on hand.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2006 will be in the range of $240 million to $250 million. We expect our principal sources of liquidity to be existing cash and short-term investment securities balances, along with cash we generate from operations and borrowings under our revolving credit facility. Our credit facility provides for an unsecured revolving line of credit of $500 million and matures in October 2009. There were no borrowings under the credit facility as of February 26, 2005. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of February 26, 2005, after considering $7.8 million of letters of credit issued and outstanding, there was $492.2 million available for borrowing under the credit facility. The credit facility contains various covenants, including among other things, requirements relating to the maintenance of certain financial ratios. None of these covenants are expected to impact our liquidity or capital resources. There are no covenants in our credit facility that restrict our ability to pay dividends. At February 26, 2005 we were in compliance with all applicable covenants.

We currently expect that our cash flow from operations, existing cash, available borrowings under our credit facility and access to additional sources of capital will be sufficient, for the foreseeable future, to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund all or a portion of the cash needed for potential acquisitions, to pay dividends, to fund the capital requirements under our Master Contract with the Rhode Island Lottery and to repurchase shares of our common stock, from time to time, under our share repurchase programs. We may also seek alternative sources of financing to fund certain of our obligations under our Master Contract with the Rhode Island Lottery and to fund future potential acquisitions and growth opportunities that are not currently contemplated in the $240 million to $250 million we estimate we will need in fiscal 2006 for the uses disclosed above.

FINANCIAL POSITION

Our balance sheet as of February 26, 2005, as compared to our balance sheet as of February 28, 2004, was impacted by the acquisitions of Spielo, LILHCo and BillBird. Drivers of the material changes in each specific balance sheet category are described below.

Trade accounts receivable, net increased by $49.8 million, from $118.9 million at February 28, 2004 to $168.7 million at February 26, 2005, primarily due to current year receivables from product sale customers in Spain and Germany and receivables at PolCard, Spielo and BillBird.

Inventories decreased by $15.7 million, from $76.8 million at February 28, 2004 to $61.1 million at February 26, 2005, primarily due to lower inventory related to the sale of lottery terminals and a communications network to our customer in Belgium, along with lower inventory related to the sale of an Enterprise Series central system to our customer in West Lotto, Germany, partially offset by inventory associated with the acquisition of Spielo.

Systems, equipment and other assets relating to contracts, net, increased by $129.0 million, from $591.4 million at February 28, 2004 to $720.4 million at February 26, 2005, primarily due to the purchase of $245.6 million of systems, equipment and other assets relating to contracts (principally related to spending in Florida, Wisconsin and Illinois, along with the acquisitions of Spielo and LILHCo), partially offset by depreciation expense.

Goodwill, net, increased by $142.4 million, from $188.6 million at February 28, 2004 to $331.0 million at February 26, 2005 primarily due to the acquisitions of Spielo, LILHCo and BillBird.

Intangible assets, net, increased by $42.6 million, from $28.2 million at February 28, 2004 to $70.8 million at February 26, 2005 due to intangible assets recorded as a result of our acquisitions of Spielo, LILHCo and BillBird.

Sales-type lease receivables decreased by $12.9 million, from $17.7 million at February 28, 2004 to $4.8 million at February 26, 2005, primarily due to the deconsolidation of our 40% interest in Wireless Business Solutions (Proprietary) Limited ("WBS"). In fiscal 2005, we determined that we no longer had a controlling interest in WBS that would require consolidation in our financial statements due principally to the expiration of our guarantee of loans made by an unrelated commercial lender to WBS and we now account for WBS using the equity method of accounting.

Accounts payable increased by $19.2 million, from $80.0 million at February 28, 2004 to $99.2 million at February 26, 2005, primarily due to the acquisitions of Spielo, LILHCo and BillBird.

Employee compensation decreased by $12.1 million, from $34.0 million at February 28, 2004 to $21.9 million at February 26, 2005, primarily due to lower provisions for incentive compensation, along with the elimination of profit sharing.

Advance payments from customers decreased by $61.2 million, from $104.1 million at February 28, 2004 to $42.9 million at February 26, 2005, primarily due to the recognition of sales of lottery terminals and a communications network to our customer in Belgium and Enterprise Series central system to our customer in West Lotto, Germany.

Deferred revenue and advance billings increased by $15.2 million, from $14.5 million at February 28, 2004 to $29.7 million at February 26, 2005, primarily due to deferred revenue related to a central system sale to our customer in West Lotto, Germany, along with customer progress billings related to product sales expected to be recorded in the first quarter of fiscal 2006.

Current portion of long-term debt decreased by $103.8 million, from $106.3 million at February 28, 2004 to $2.5 million at February 26, 2005, primarily due to the repurchase in the first quarter of fiscal 2005 of the remaining $90.0 million of our 7.87% Senior Notes.

Long-term debt, less current portion increased by $263.1 million, from $463.2 million at February 28, 2004 to $726.3 million at February 26, 2005, primarily due to proceeds from the issuance of $150 million of 4.50% Senior Notes and $150 million of 5.25% Senior Notes during the third quarter of fiscal 2005, partially offset by the repayment of the $27.9 million loan on our world headquarters facilities.

Other liabilities increased by $29.6 million, from $53.7 million at February 28, 2004 to $83.3 million at February 26, 2005, primarily due to an advance payment we received from our customer in California.

Deferred income taxes increased by $44.3 million, from $61.7 million at February 28, 2004 to $106.0 million at February 26, 2005, primarily due to deferred taxes associated with the Spielo, LILHCo and BillBird acquisitions, along with accelerated tax deductions relating to depreciation on fiscal 2005 investments in systems and equipment for new and existing customer contracts.

The cost of treasury shares decreased by $437.8 million, from $473.7 million at February 28, 2004 to $35.9 million at February 26, 2005, primarily due to the constructive retirement of 69.8 million treasury shares on July 29, 2004 (stated on the basis reflecting the stock split which occurred subsequent to the constructive retirement).

CONTRACTUAL OBLIGATIONS

As of February 26, 2005, the Company's contractual obligations, including payments due by period, are as follows (in millions):

                                             Fiscal
                   ----------------------------------------------------------
                    2006    2007   2008   2009    2010    Thereafter    Total
                   -----   -----   ----   ----   ------   ----------   ------
Long-term debt     $ 2.5   $ 2.7   $ --   $ --   $149.3   $    574.3   $728.8
Operating leases    20.6    15.4    7.4    4.9      3.9          4.3     56.5
                   -----   -----   ----   ----   ------   ----------   ------
Total              $23.1   $18.1   $7.4   $4.9   $153.2   $    578.6   $785.3
                   =====   =====   ====   ====   ======   ==========   ======

LONG-TERM DEBT

In December 2001, Holdings issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures due December 15, 2021 (the "Debentures"). On or after December 15, 2006, we may redeem for cash, all or part of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest up to, but not including, the date of redemption. Holders of the Debentures may require us to repurchase all or part of their Debentures on December 15, 2004, December 15, 2006, December 15, 2011 and December 15, 2016 at a price equal to 100% of the principal amount of the Debentures, plus accrued interest. We may choose to pay the purchase price in cash, shares of our common stock, or a combination of both. If we elect to pay any of the purchase price in shares, the number of shares we are required to deliver is equal to the portion of the purchase price paid in shares divided by 95% of the fair value of the shares at the time of settlement. In addition, upon a change in control of our Company occurring on or before December 15, 2021, each Debenture holder may require us to repurchase all or a portion of such holder's Debentures for cash. No Debentures were tendered for repurchase on December 15, 2004.

Our scheduled debt maturities above assume holders of the Debentures do not require us to repurchase all or a part of them on December 15, 2006 and also assumes that we do not redeem them for cash on or after December 15, 2006.

OPERATING LEASES

We lease certain facilities, equipment and vehicles under noncancelable operating leases that expire at various dates through fiscal 2015. Certain of these leases have escalation clauses and renewal options. We are required to pay all maintenance costs, taxes and insurance premiums relating to our leased assets. The amounts included in the table above represent our future minimum lease payments for noncancelable operating leases with initial lease terms in excess of one year.

COMMITMENTS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate they will do so. The following table provides information related to potential commitments at February 26, 2005:

                    Total Potential
                      Commitments
                    ---------------
                     (in millions)
Performance bonds   $         208.1
Litigation bonds                6.8
All other bonds                 4.3
                    ---------------
                    $         219.2
                    ===============

MASTER CONTRACT WITH THE RHODE ISLAND LOTTERY

In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2008 as follows: (i) approximately $24 million that was invested during fiscal 2004; (ii) approximately $15 million that was invested during fiscal 2005; (iii) approximately $45 million that will be invested during fiscal 2006; and (iv) the balance that will be invested during fiscal 2007. The Lottery may terminate the Master Contract in the event that we fail to meet our obligations as stated above.

In addition, in July 2003 we entered into a tax stabilization agreement with the City of Providence (the "City"), whereby the City agreed to stabilize the real estate and personal property taxes payable in connection with our new world headquarters facility in the City for 20 years. We also agreed to complete and occupy the facility by December 31, 2006, employ 500 employees at the facility by 2009, and we made certain commitments regarding our employment, purchasing and education activities in the City.

ACQUISITION OF ATRONIC

In December 2004, we entered into an agreement to acquire a 50% controlling equity position in the Atronic group of companies ("Atronic") owned by the owners of the privately-held Gauselmann Group ("Gauselmann"). The remaining 50% of Atronic will be retained by the owners of Gauselmann. Atronic is a video slot machine manufacturer and develops slot machine games and customized solutions for dynamic gaming operations.

The final purchase price for Atronic will be calculated through a performance-based formula equal to eight times Atronic's EBITDA (earnings before interest, taxes, depreciation and amortization) for its fiscal year ending December 31, 2006. In addition, in the 12 months after the closing, Atronic will also have the potential to receive an earn-out amount based on its 2007 performance above specified thresholds. We currently expect the all-cash transaction will have a total value of approximately $100 million to $150 million, for our 50% share, including the assumption of debt.

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

OPTION TO PURCHASE POLCARD OUTSTANDING EQUITY

In May 2003, we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. In August 2003, PolCard's outstanding equity was owned 66.5% by us, 33.2% by two funds managed by Innova Capital Sp. z o.o. ("Innova"), a Warsaw-based private equity investment advisor, and 0.3% by the Polish Bank Association, one of PolCard's previous owners. In September 2003, Innova exercised its rights under an option agreement to purchase from us, 3.7% of PolCard's equity for a purchase price of $2.3 million. Following the exercise of this right, we now own 62.8% of PolCard's outstanding equity, while the two funds managed by Innova own, in aggregate, 36.9% of PolCard's outstanding equity. The Polish Bank Association continues to own 0.3% of the outstanding equity of PolCard. Approval of this transaction by our shareholders was not required.

We have three fair value options to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value. Each fair value option has a duration of 90 days and is to be based on an appraised value from at least two investment banks at the date of each option period. We estimate that the buyout prices of each fair value option, based on discounted cash flows, could be as follows:

                               Buyout Percentage
                                 of the PolCard         Range of
Exercise Date Commencing In   Outstanding Equity      Buyout Price
---------------------------   ------------------   ------------------
May 2007                             18.5%         $29 to $44 million
May 2008                              9.2%         $16 to $25 million
May 2009                              9.2%         $18 to $28 million

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

The estimated fair value of our long-term debt and change in the estimated fair value due to hypothetical changes in interest rates are as follows (dollars in millions):

                                                     Estimated Fair Value
                                     ---------------------------------------------------
                                     At February 26,   10% Increase in   10% Decrease in
                                           2005         Interest Rates    Interest Rates
                                     ---------------   ---------------   ---------------
$250 million of 4.75% Senior Notes   $         247.9   $         246.7   $         249.1

$150 million of 4.50% Senior Notes             149.0             146.8             151.2

$150 million of 5.25% Senior Notes             149.0             144.5             153.7

$175 million of 1.75% Convertible
   Debentures                                  304.5             304.2             304.9

The estimated fair values above were determined by an independent investment banker. The values of the Senior Notes were determined after taking into consideration $225 million of interest rate swaps as follows:

                                           Estimated Fair Value
                                     ---------------------------------
                                     Debt Fair         Interest Rate
                                       Value         Swaps Outstanding
                                     ---------       -----------------
$250 million of 4.75% Senior Notes   $   247.9       $           150.0

$150 million of 4.50% Senior Notes       149.0                    50.0

$150 million of 5.25% Senior Notes       149.0                    25.0

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

We use various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swap and treasury rate lock agreements.

INTEREST RATE SWAP AGREEMENTS

During the third quarter of fiscal 2005, in conjunction with the issuance of $300 million of Senior Notes, we entered into interest rate swap agreements that effectively convert $50 million of our Senior Notes from a fixed rate to a floating rate for the period November 2004 to December 2009 and $25 million of our Senior Notes from a fixed rate to a floating rate for the period November 2004 to December 2014.

TREASURY RATE LOCK AGREEMENTS

In the third quarter of fiscal 2005, we entered into agreements to lock in interest rates to hedge against potential increases to interest rates prior to the issuance of our 4.50% Senior Notes and 5.25% Senior Notes. We determined that the treasury rate lock agreements were highly effective and qualified for hedge accounting. All treasury rate lock agreements have matured. The related gains of $2.0 million were deferred and recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at February 26, 2005 and are being amortized to interest expense over the life of the respective debt instrument.

EQUITY PRICE RISK

The estimated fair value of our $175 million of 1.75% Convertible Debentures and change in the estimated fair value due to hypothetical changes in the market price of our common stock is as follows (dollars in millions):

                                                    Estimated Fair Value
                                    ---------------------------------------------------
                                                      10% Increase in   10% Decrease in
                                    At February 26,   Market Price of   Market Price of
                                          2005          Common Stock      Common Stock
                                    ---------------   ---------------   ---------------
$175 million of 1.75% Convertible
   Debentures                       $         304.5   $         333.4   $         278.7

The estimated fair values above were determined by an independent investment banker and were based on a quoted market price of $1,740.00 per Debenture.

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

As of February 26, 2005, we had contracts for the sale of foreign currency of approximately $49.0 million (primarily Euro and pounds sterling) and the purchase of foreign currency of approximately $46.4 million (primarily Brazilian real, pounds sterling, New Taiwan dollars and Canadian dollars). Comparatively, as of February 28, 2004, we had contracts for the sale of foreign currency of approximately $63.8 million (primarily Euro and pounds sterling) and the purchase of foreign currency of approximately $45.3 million (primarily Brazilian real, pounds sterling, Swedish krona, and New Taiwan dollars). Refer to Note 13 to the consolidated financial statements for additional information.

At February 26, 2005 and February 28, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $24.2 million and $22.6 million, respectively, that would be recorded in the equity section of our balance sheet.

At February 26, 2005 and February 28, 2004, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $3.6 million and $2.0 million, respectively, that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At February 26, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2006 of $20.6 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2005 and 2004 anticipatory cash flows that were hedged varied throughout each fiscal year, but averaged 56% in fiscal 2005 compared to 63% in fiscal 2004.

DIVIDEND POLICY

We are committed to returning value to our shareholders. Beginning in the second quarter of fiscal 2004, we commenced paying cash dividends on our common stock of $0.085 per share, equivalent to a full-year dividend of $0.34 per share. We currently plan to continue paying dividends in the foreseeable future.

SUBSEQUENT EVENTS


DEVELOPMENTS IN BRAZIL

As described above, a June 25, 2004 ruling (the "Ruling") in a civil action initiated by federal attorneys with Brazil's Public Ministry had the effect in fiscal 2005 of materially reducing payments that we otherwise would have received from our lottery contract with Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, which expires in May 2005. The Ruling ordered that 30% of payments subsequent to the Ruling due to GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") from CEF, be withheld and deposited in an account maintained by the Court. As of February 26, 2005, the total amount withheld and deposited in an account maintained by the Court was approximately 68 million Brazilian reals, or $26 million. In fiscal 2005, we did not recognize service revenues for the payments that were withheld from GTECH Brazil, as realization of these amounts was not reasonably assured.

In July 2004 we filed an appeal of the Ruling and in March 2005 (after the close of fiscal 2005), an appellate court decision ordered that the withholding be discontinued and that all funds currently held in escrow in excess of 40 million Brazilian reals be returned to us, which amounts to $11 million of the $26 million withheld as of February 26, 2005. We received and recognized these funds as service revenue on April 13, 2005. In addition, the Ruling ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition, a requirement that was also subsequently reversed by the appellate court decision in March 2005. Refer to Part I, Item 3, "Legal Proceedings - Brazilian Legal Proceedings, The CEF Contract Proceedings," and
Note 14 to the consolidated financial statements for detailed disclosures regarding this matter.

ATRONIC

As described above, in December 2004, we entered into an agreement to acquire a 50% controlling equity position in the Atronic group of companies ("Atronic") owned by the owners of the privately-held Gauselmann Group ("Gauselmann"). On March 24, 2005, we guaranteed 50% of Atronic's obligations due under a Euro 50 million (approximately $65 million at the April 20, 2005 exchange rate) loan made by an unrelated commercial lender to Atronic (the "Agreement"). Our maximum liability under this guaranty is equal to the lesser of Euro 25 million (approximately $33 million at the April 20, 2005 exchange rate) or 50% of Atronic's outstanding obligations under the Agreement. The guarantee arose in connection with our planned acquisition of Atronic on December 31, 2006. We would be required to perform under the guaranty should Atronic fail to make any interest or principal payments in accordance with the terms and conditions of the Agreement. Our guarantee expires on April 26, 2010.

LOXLEY GTECH PRIVATE LIMITED

We have a 49% interest in Loxley GTECH Private Limited Co. ("LGT"), which is accounted for using the equity method of accounting. LGT is a corporate joint venture that is expected to provide the online lottery system in Thailand. On March 29, 2005, in order to assist LGT with obtaining the financing they require to enable them to perform under their anticipated obligation to operate the online lottery system in Thailand, we guaranteed, along with the other 51% shareholder in LGT, Baht 1.925 billion (approximately $49 million at the April 20, 2005 exchange rate) principal amount in loans and Baht 455 million (approximately $12 million at the April 20, 2005 exchange rate) in performance bonds and trade finance facilities made to LGT by an unrelated commercial lender (collectively the "Facilities"). We are jointly and severally liable with the other shareholder in LGT for this guarantee. We would be required to perform under the guaranty should LGT fail to make interest or principal payments in accordance with the terms and conditions of the Facilities. Our guarantee obligations will not commence until LGT enters into a definitive agreement with the government, which we currently expect will take place in the second quarter of fiscal 2006, and will terminate upon the start-up of the online lottery system in Thailand, which is currently expected to occur in the fourth quarter of fiscal 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures are included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
GTECH Holdings Corp.

We have audited the accompanying consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 26, 2005 and February 28, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 26, 2005. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTECH Holdings Corporation and subsidiaries at February 26, 2005 and February 28, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 26, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company retroactively changed the manner in which it calculates diluted earnings per share upon the adoption of Emerging Issues Task Force Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GTECH Holdings Corporation and subsidiaries' internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 22, 2005 expressed an unqualified opinion thereon.

                                               /s/ Ernst & Young LLP


Boston, Massachusetts
April 22, 2005

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                           February 26,   February 28,
                                                                                               2005           2004
                                                                                           ------------   ------------
                                                                                              (Dollars in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $     94,446   $    129,339
   Investment securities available-for-sale                                                     196,825        221,850
   Trade accounts receivable, net                                                               168,706        118,902
   Sales-type lease receivables                                                                   3,461          7,705
   Refundable performance deposit                                                                 8,000             --
   Inventories                                                                                   61,135         76,784
   Deferred income taxes                                                                         31,435         34,396
   Other current assets                                                                          26,646         24,426
                                                                                           ------------   ------------
      TOTAL CURRENT ASSETS                                                                      590,654        613,402

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                                  720,438        591,362
GOODWILL, net                                                                                   331,022        188,612
PROPERTY, PLANT AND EQUIPMENT, net                                                               74,558         57,576
INTANGIBLE ASSETS, net                                                                           70,839         28,231
REFUNDABLE PERFORMANCE DEPOSIT                                                                   12,000         20,000
SALES-TYPE LEASE RECEIVABLES                                                                      4,756         17,653
OTHER ASSETS                                                                                     50,874         42,295
                                                                                           ------------   ------------
      TOTAL ASSETS                                                                         $  1,855,141   $  1,559,131
                                                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                        $     99,234   $     80,004
   Accrued expenses                                                                              54,227         47,428
   Employee compensation                                                                         21,862         33,981
   Advance payments from customers                                                               42,865        104,128
   Deferred revenue and advance billings                                                         29,705         14,459
   Income taxes payable                                                                          16,499         12,394
   Taxes other than income taxes                                                                 16,572         19,459
   Short-term borrowings                                                                            334             --
   Current portion of long-term debt                                                              2,476        106,319
                                                                                           ------------   ------------
      TOTAL CURRENT LIABILITIES                                                                 283,774        418,172

LONG-TERM DEBT, less current portion                                                            726,329        463,215
OTHER LIABILITIES                                                                                83,260         53,736
DEFERRED INCOME TAXES                                                                           106,010         61,719
COMMITMENTS AND CONTINGENCIES                                                                        --             --

SHAREHOLDERS' EQUITY:
   Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued             --             --
   Common Stock, par value $.01 per share - 200,000,000 shares authorized,
      116,551,144 and 184,590,808 shares issued; 115,006,751 and 118,395,168 shares
      outstanding at February 26, 2005 and February 28, 2004, respectively                        1,166            923
   Additional paid-in capital                                                                   278,204        266,320
   Accumulated other comprehensive loss                                                         (43,227)       (70,508)
   Retained earnings                                                                            455,537        839,270
                                                                                           ------------   ------------
                                                                                                691,680      1,036,005
   Less cost of 1,544,393 and 66,195,640 shares in treasury at February 26, 2005 and
      February 28, 2004, respectively                                                           (35,912)      (473,716)
                                                                                           ------------   ------------
                                                                                                655,768        562,289
                                                                                           ------------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  1,855,141   $  1,559,131
                                                                                           ============   ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                 Fiscal Year Ended
                                                    -------------------------------------------
                                                    February 26,    February 28,   February 22,
                                                        2005            2004           2003
                                                    -------------   ------------   ------------
                                                           (Dollars in thousands, except
                                                                 per share amounts)
Revenues:
   Services                                         $   1,017,683   $    957,471   $    868,896
   Sales of products                                      239,552         93,859        109,894
                                                    -------------   ------------   ------------
                                                        1,257,235      1,051,330        978,790

Costs and expenses:
   Costs of services                                      616,633        537,839        535,041
   Costs of sales                                         157,974         59,226         78,943
                                                    -------------   ------------   ------------
                                                          774,607        597,065        613,984
                                                    -------------   ------------   ------------

Gross profit                                              482,628        454,265        364,806

Selling, general and administrative                       117,253        109,092         96,130
Research and development                                   52,559         57,318         42,852
Special credit                                                 --             --         (1,121)
                                                    -------------   ------------   ------------
   Operating expenses                                     169,812        166,410        137,861
                                                    -------------   ------------   ------------

Operating income                                          312,816        287,855        226,945

Other income (expense):
   Interest income                                          4,615          5,733          3,837
   Equity in earnings of unconsolidated affiliates          2,812          6,236          7,376
   Other income                                             5,356          1,889          2,175
   Interest expense                                       (19,213)       (10,919)       (11,267)
                                                    -------------   ------------   ------------
                                                           (6,430)         2,939          2,121
                                                    -------------   ------------   ------------

Income before income taxes                                306,386        290,794        229,066

Income taxes                                              109,992        107,594         87,045
                                                    -------------   ------------   ------------
Net income                                          $     196,394   $    183,200   $    142,021
                                                    =============   ============   ============
Basic earnings per share                            $        1.68   $       1.57   $       1.24
                                                    =============   ============   ============
Diluted earnings per share                          $        1.50   $       1.40   $       1.11
                                                    =============   ============   ============
Weighted average shares outstanding - basic               116,739        116,464        114,162
                                                    =============   ============   ============
Weighted average shares outstanding - diluted             132,559        132,625        129,509
                                                    =============   ============   ============
Cash dividends declared per common share            $        0.34   $      0.255   $         --
                                                    =============   ============   ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Fiscal Year Ended
                                                                                 --------------------------------------------------
                                                                                 February 26,       February 28,       February 22,
                                                                                     2005               2004               2003
                                                                                 ------------       ------------       ------------
                                                                                               (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                       $    196,394       $    183,200       $    142,021
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                    145,999            115,324            133,452
      Intangibles amortization                                                         12,616              3,735              4,733
      Deferred income taxes                                                            34,740             59,457             (1,567)
      Tax benefit related to stock award plans                                         11,254             10,432              8,037
      Minority interest                                                                 3,799              4,502                578
      Equity in earnings of unconsolidated
         affiliates, net of dividends received                                          3,461              1,672                316
      Gain on sale of investment                                                      (10,924)                --                 --
      Non-cash gain from consolidation of West
         Greenwich Technology Associates, L.P.                                             --             (5,292)                --
      Termination of interest rate swaps                                                   --                 --             11,357
      Other                                                                            16,438             10,726              2,740
      Changes in operating assets and liabilities:
         Trade accounts receivable                                                    (48,207)             3,788            (12,007)
         Inventories                                                                   28,522              3,030             14,387
         Accounts payable                                                              14,248              2,186             13,734
         Employee compensation                                                        (15,118)            (4,231)            (1,022)
         Advance payments from customers                                              (33,994)            51,601            (10,109)
         Deferred revenue and advance billings                                         15,037             (2,979)             6,954
         Income taxes payable                                                          11,484            (27,649)             5,590
         Other assets and liabilities                                                 (10,540)             5,565             13,062
                                                                                 ------------       ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             375,209            415,067            332,256

INVESTING ACTIVITIES
Acquisitions (net of cash acquired)                                                  (200,730)           (74,442)                --
Purchases of systems, equipment and other assets
   relating to contracts                                                             (245,592)          (268,010)          (155,556)
Purchases of available-for-sale investment securities                                (246,975)          (242,050)                --
Maturities and sales of available-for-sale
   investment securities                                                              272,000             20,200                 --
Proceeds from sale of investments                                                      11,773                 --              2,560
Purchases of property, plant and equipment                                            (12,875)           (12,772)            (5,612)
Increase in restricted cash                                                            (5,112)                --                 --
Investments in and advances to unconsolidated
   subsidiaries                                                                        (2,071)            (2,885)                --
Refundable performance deposit                                                             --            (20,000)                --
License fee                                                                                --            (12,500)                --
                                                                                 ------------       ------------       ------------
NET CASH USED FOR INVESTING ACTIVITIES                                               (429,582)          (612,459)          (158,608)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                          343,254            252,588                 --
Principal payments on long-term debt                                                 (167,692)           (33,293)           (47,416)
Purchases of treasury stock                                                          (120,658)                --            (64,032)
Dividends paid                                                                        (39,830)           (29,977)                --
Premiums and fees paid in connection with the early
   retirement of debt                                                                 (10,610)              (731)            (3,434)
Proceeds from stock options                                                            13,546             23,943             16,867
Other                                                                                    (505)            (6,324)             1,822
                                                                                 ------------       ------------       ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                   17,505            206,206            (96,193)

Effect of exchange rate changes on cash                                                 1,975              4,351              3,624
                                                                                 ------------       ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                                     (34,893)            13,165             81,079

Cash and cash equivalents at beginning of year                                        129,339            116,174             35,095
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $     94,446       $    129,339       $    116,174
                                                                                 ============       ============       ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      Accumulated
                                                                         Additional      Other
                                                    Outstanding  Common    Paid-in   Comprehensive   Retained   Treasury
                                                       Shares     Stock    Capital        Loss       Earnings    Stock      Total
                                                    -----------  ------  ----------  -------------  ---------  ---------  ---------
                                                                                 (Dollars in thousands)
Balance at February 23, 2002                        114,982,512  $  461  $  227,239  $    (100,815) $ 542,878  $(466,808) $ 202,955

Comprehensive income:
   Net income                                                --      --          --             --    142,021         --    142,021
   Other comprehensive income (loss), net of tax:
      Foreign currency translation, net of tax
         benefits of $13 million                             --      --          --          5,344         --         --      5,344
      Unrecognized net gain on derivative
         instruments                                         --      --          --             91         --         --         91
      Unrealized loss on investments                         --      --          --           (108)        --         --       (108)
                                                                                                                          ---------
Comprehensive income                                                                                                        147,348
Treasury shares purchased                            (4,760,000)     --          --             --         --    (64,032)   (64,032)
Shares issued under employee stock purchase
   and stock award plans                                497,250      --          --             --        906      3,485      4,391
Shares issued upon exercise of stock options          2,556,900      --         (10)            --       (690)    17,567     16,867
Tax benefits related to stock award plans                    --      --       8,037             --         --         --      8,037
May 2002 two-for-one stock split                             --     462          --             --       (462)        --         --
                                                    -----------  ------  ----------  -------------  ---------  ---------  ---------
Balance at February 22, 2003                        113,276,662  $  923  $  235,266  $     (95,488) $ 684,653  $(509,788) $ 315,566

Comprehensive income:
   Net income                                                --      --          --             --    183,200         --    183,200
   Other comprehensive income (loss), net of tax:
      Foreign currency translation, net of tax
         benefits of $13 million                             --      --          --         26,418         --         --     26,418
      Unrecognized net loss on derivative
         instruments                                         --      --          --         (1,423)        --         --     (1,423)
      Unrealized loss on investments                         --      --          --            (15)        --         --        (15)
                                                                                                                          ---------
Comprehensive income                                                                                                        208,180
Cash dividends on common stock ($0.255 per share)            --      --          --             --    (30,178)        --    (30,178)
Shares issued to acquire Interlott Technologies,
   Inc.                                               1,435,130      --      20,622             --         --     10,212     30,834
Shares issued under employee stock purchase
   and stock award plans                                424,024      --          --             --        843      2,669      3,512
Shares issued upon exercise of stock options          3,259,352      --          --             --        752     23,191     23,943
Tax benefits related to stock award plans                    --      --      10,432             --         --         --     10,432
                                                    -----------  ------  ----------  -------------  ---------  ---------  ---------
Balance at February 28, 2004                        118,395,168  $  923  $  266,320  $     (70,508) $ 839,270  $(473,716) $ 562,289

Comprehensive income:
   Net income                                                --      --          --             --    196,394         --    196,394
   Other comprehensive income (loss), net of tax:
      Foreign currency translation, net of tax
          benefits of $4 million                             --      --          --         24,618         --         --     24,618
      Unrecognized gain on interest rate locks               --      --          --          1,988         --         --      1,988
      Unrecognized net gain on derivative
         instruments                                         --      --          --            677         --         --        677
      Unrealized loss on investments                         --      --          --             (2)        --         --         (2)
                                                                                                                          ---------
Comprehensive income                                                                                                        223,675
Treasury stock purchased                             (5,262,900)     --          --             --         --   (120,658)  (120,658)
Cash dividends on common stock ($0.34 per share)             --      --          --             --    (40,101)        --    (40,101)
Shares issued under employee stock purchase
   and stock award plans                                356,699      --          --             --        724      4,409      5,133
Shares issued upon exercise of stock options          1,517,784      --          --             --    (11,320)    24,866     13,546
Stock option compensation                                    --      --         630             --         --         --        630
Tax benefits related to stock award plans                    --      --      11,254             --         --         --     11,254
Treasury stock retirement                                    --    (349)         --             --   (528,838)   529,187         --
July 2004 two-for-one stock split                            --     592          --             --       (592)        --         --
                                                    -----------  ------  ----------  -------------  ---------  ---------  ---------
Balance at February 26, 2005                        115,006,751  $1,166  $  278,204  $     (43,227) $ 455,537  $ (35,912) $ 655,768
                                                    ===========  ======  ==========  =============  =========  =========  =========

See Notes to Consolidated Financial Statements

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENSTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

GTECH Holdings Corporation ("Holdings") is a global gaming and technology company providing software, networks and professional services that power high-performance, transaction processing systems. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 54 countries worldwide and we have a growing presence in commercial gaming technology and financial services transaction processing. We have a single operating and reportable business segment, the Transaction Processing segment. In these notes, the terms "Holdings," "Company," "we," "our," and "us" refer to GTECH Holdings Corporation and all subsidiaries included in the consolidated financial statements. Holdings conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only material asset, an investment in GTECH Corporation ("GTECH"), its wholly-owned subsidiary.

BASIS OF PRESENTATION AND CONSOLIDATION

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Holdings, GTECH, and all majority-owned or controlled subsidiaries. We consolidate all entities that we control as well as variable interest entities for which we are the primary beneficiary.

We use the equity method to account for our investments in 20% to 50% owned affiliates and investments in certain corporate joint ventures, providing we are able to exercise significant influence over the investee's operating and financial policies. Consolidated net income includes our share of the net earnings of these companies. We account for our investments in less than 20% owned affiliates under the cost method. All significant intercompany accounts and transactions have been eliminated.

We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February. Fiscal 2005 and 2003 were 52-week years. Fiscal 2004 was a 53-week year and we included the extra week in our fourth quarter ended February 28, 2004.

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

LOTTERY AND GAMING TRANSACTION PROCESSING SERVICES

We generally conduct our lottery and gaming business under two types of contractual arrangements: Facilities Management Contracts and Product Sales Contracts.

FACILITIES MANAGEMENT CONTRACTS

A majority of our revenues are derived from facilities management contracts, under which we construct, install, operate and retain ownership of the online lottery system ("lottery system"). These contracts generally provide for a variable amount of monthly or weekly service fees paid to us directly from the lottery authority based on a percentage of a lottery's gross online and instant ticket sales or a percentage of net machine income. These fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements when all of the following criteria are met:

- Persuasive evidence of an arrangement exists, which is typically when a customer contract has been signed

-    Services have been rendered

- Our fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

-    Collectibility is reasonably assured

In instances where customer acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENSTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRODUCT SALES CONTRACTS

Under product sales contracts, we construct, sell, deliver and install a turnkey lottery system or deliver lottery equipment, and license the computer software for a fixed price, and the lottery authority subsequently operates the lottery system. Product sale contracts generally include customer acceptance provisions and general customer rights to terminate the contract if we are in breach of the contract.

Because product sales contracts include significant customization, modification and other services prior to customer acceptance that are considered essential to the lottery software inherent in our lottery systems, revenue is recognized using contract accounting. Under contract accounting, amounts due to us, and costs incurred by us in constructing the lottery system, prior to customer acceptance, are deferred. Revenue attributable to the lottery system is classified as Sales of Products in our Consolidated Income Statements and is recognized upon customer acceptance as long as there are no substantial doubts regarding collectibility.

Whenever we enter into a product sale contract that involves the delivery or performance of multiple products and services that include the development and customization of software, implementation services, and licensed software and support services, we apply the consensus of EITF 00-21 "Revenue Arrangements with Multiple Deliverables", to determine whether the non-customization related deliverables specified in the contract should be treated as separate units of accounting for revenue recognition purposes. If the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered.

The application of revenue recognition principles requires judgment, including whether our product sales contracts include multiple elements, and if so, whether fair value exists for those elements. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Our interpretation would not affect the amount of revenue recognized but could impact the timing of revenue recognition.

Revenues attributable to any ongoing services provided subsequent to customer acceptance are classified as Service Revenue in our Consolidated Income Statements in the period earned.

In certain product sale contracts (primarily the stand alone sale of lottery or video lottery terminals and software deliverables that do not involve significant customization of software), we are not responsible for installation. In these cases, we recognize revenue when all of the following criteria are met:

- Persuasive evidence of an arrangement exists, which is typically when a customer contract has been signed

-    The product has been delivered

- Our fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

-    Collectibility is reasonably assured

In instances where installation and/or customer acceptance of the product is required, revenue is deferred until installation is complete and any acceptance criteria have been met.

Our typical payment terms under product sale contracts include customer progress payments based on specific contract milestones with final payment due on or shortly after customer acceptance. We do not generally offer our customers payment terms that extend substantially beyond customer acceptance. In the rare case that we provide a customer with extended payment terms, we defer revenue equal to the amount of the extended payment until it is received.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENSTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NON-LOTTERY TRANSACTION PROCESSING SERVICES

We offer high-volume transaction processing services outside of our core market of providing online lottery services that consist of the acquiring, processing and transmission of commercial non-lottery transactions. Such transactions include retail debit, credit and charge card transactions, bill payments, electronic tax payments, utility payments, prepaid cellular telephone recharges and retail-based programs.

We earn a fee for processing commercial non-lottery transactions that is transaction-based (a fixed fee per transaction or a fee based on a percentage of dollar volume processed). We recognize these fees as service revenue at the time a transaction is processed based on the net amount retained in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent."

DEFERRED REVENUE AND LIQUIDATED DAMAGE ASSESSMENTS

Amounts received from customers in advance of revenue recognition are recorded in Advance Payments from Customers in our Consolidated Balance Sheets. We record liquidated damage assessments, which are penalties incurred due to a failure to meet specified deadlines or performance standards, as a reduction of revenue in the period they become probable and estimable. Liquidated damage assessments equaled 0.18%, 0.50% and 0.47% of our total revenues in fiscal 2005, 2004 and 2003, respectively.

STOCK-BASED COMPENSATION

We have stock-based compensation plans which are described in detail in "Note 18
- Stock-Based Compensation Plans." We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock-based compensation plans and we have elected to continue to use the intrinsic value-based method to account for stock option grants. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENSTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income and earnings per share would have been reduced to the pro forma amounts listed in the table below. The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model. Forfeitures are recognized as they occur. Also disclosed in the table below are the principal weighted average assumptions used to estimate the fair value of the grants.

                                                                                             Fiscal Year Ended
                                                                         ---------------------------------------------------------
                                                                         February 26, 2005   February 28, 2004   February 22, 2003
                                                                         -----------------   -----------------   -----------------
                                                                              (Dollars in thousands, except per share amounts)
Net income, as reported                                                  $         196,394   $         183,200   $         142,021
Add: Stock-based compensation expense included
   in reported net income, net of related tax effects                                3,134               2,067               2,027
Deduct: Total stock-based compensation expense
   determined under the fair value method for all
   awards, net of related tax effects                                               (8,006)             (6,540)             (8,785)
                                                                         -----------------   -----------------   -----------------
Pro forma net income                                                     $         191,522   $         178,727   $         135,263
                                                                         =================   =================   =================

Basic earnings per share:
   As reported                                                           $            1.68   $            1.57   $            1.24
   Pro forma                                                                          1.64                1.53                1.18
Diluted earnings per share:
   As reported                                                           $            1.50   $            1.40   $            1.11
   Pro forma                                                                          1.46                1.36                1.06

Estimated weighted average fair value
   of options granted per share                                          $            9.00   $            5.00   $            4.00

Principal assumptions:
   Risk-free interest rate                                                             3.1%                2.4%                4.3%
   Expected life (in years)                                                            4.1                 3.8                 3.3
   Expected volatility                                                                37.6%               39.0%               40.0%
   Expected dividend yield                                                             1.1%                2.0%                 --

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

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENSTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                                                       Fiscal Year Ended
                                                            -----------------------------------------------------------------------
                                                            February 26, 2005          February 28, 2004          February 22, 2003
                                                            -----------------          -----------------          -----------------
                                                                                     (Dollars in thousands)
Service revenue                                             $          (2,357)         $          (3,601)         $          (3,247)
Other income (expense)                                                 (1,365)                      (185)                     4,237
                                                            -----------------          -----------------          -----------------
   Total net foreign exchange gains (losses)                $          (3,722)         $          (3,786)         $             990
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

We record certain contracts used to provide us with a degree of protection against foreign currency exchange risk on our variable service revenues at fair value in our Consolidated Balance Sheets. The related gains or losses on these contracts are either deferred and included in Shareholders' Equity (Accumulated Other Comprehensive Loss) or immediately recognized in earnings depending on whether the contract qualifies for hedge accounting. The deferred gains and losses are subsequently recognized in earnings in the period that the related items being hedged are received and recognized in earnings. Contracts used to hedge assets and liabilities denominated in foreign currencies are recorded in our Consolidated Balance Sheets at fair value and the related gains or losses on these contracts are immediately recognized in earnings as a component of Other Income (Expense) in our Consolidated Income Statements.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENSTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $9.3 million, $6.9 million and $10.4 million in fiscal 2005, 2004 and 2003, respectively.

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

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities, which primarily consist of state and municipal auction rate securities and variable rate demand obligations, are classified as "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at fair value. We invest in short-term investments that are generally highly liquid and are assigned a minimal credit rating of A-or A3 from Standard and Poor's or Moody's Investor Service, respectively. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. Realized gains and losses would be included in Other Income (Expense) in our Consolidated Income Statements. We did not incur any unrealized or realized gains or losses in fiscal years 2005 and 2004.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENSTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRADE ACCOUNTS RECEIVABLE, NET AND SALES-TYPE LEASE RECEIVABLES

Trade accounts receivable are reported net of allowances for doubtful accounts and liquidated damages of $9.3 million and $10.7 million at February 26, 2005 and February 28, 2004, respectively. We evaluate the collectibility of trade accounts and sales-type lease receivables on a customer-by-customer basis and we believe our reserves are adequate; however, if economic circumstances change significantly resulting in a major customer's inability or unwillingness to meet its financial obligations to us, original estimates of the recoverability of amounts due to us could be reduced by significant amounts requiring additional reserves.

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

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, NET

Systems, equipment and other assets relating to contracts are stated on the basis of cost. The cost, less any salvage value, is depreciated over the base contract term, not to exceed 10 years, using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is stated on the basis of cost. The cost is depreciated over the estimated useful life of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives are generally 10 to 30 years for buildings and five to 10 years for furniture and equipment.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED COMPUTER SOFTWARE COSTS

Capitalized computer software costs are comprised of amounts specific to customer contracts and amounts related to software products that are, or are anticipated to be, included in our product offerings.

SPECIFIC TO CUSTOMER CONTRACTS

Costs specific to customer contracts are capitalized and included in Systems, Equipment and Other Assets Relating to Contracts, net. The cost, less any salvage value, is depreciated over the base contract term, not to exceed 10 years, using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

PRODUCT OFFERINGS

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

Unamortized computer software costs consist of the following:

                                                               February 26, 2005       February 28, 2004
                                                               -----------------       -----------------
                                                                        (Dollars in thousands)
Specific to customer contracts                                 $          55,912       $          42,139
Product offerings                                                          7,627                   1,556
                                                               -----------------       -----------------
                                                               $          63,539       $          43,695
                                                               =================       =================

Depreciation and amortization expense is included in Costs of Services or Costs of Sales in our Consolidated Income Statements and consists of the following:

                                                                                       Fiscal Year Ended
                                                               -----------------------------------------------------------------
                                                               February 26, 2005       February 28, 2004       February 22, 2003
                                                               -----------------       -----------------       -----------------
                                                                                     (Dollars in thousands)
Specific to customer contracts                                 $          13,352       $          10,447       $          15,235
Product offerings                                                          2,447                   1,544                   2,729
                                                               -----------------       -----------------       -----------------
                                                               $          15,799       $          11,991       $          17,964
                                                               =================       =================       =================

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually, or more frequently if events or circumstances indicate these assets may be impaired. Other intangible assets determined to have definite lives are amortized over their useful lives. We review other intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include, among others, significant adverse changes in the extent or manner in which an asset is being used or in legal factors or in the business climate that could affect the value of an asset.

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

NEW ACCOUNTING PRONOUNCEMENTS

FASB STATEMENT NO. 123R

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005 (our fiscal 2007 first quarter). Early adoption is permitted. We plan to adopt SFAS 123R on the first day of fiscal 2007 (February 26, 2006).

SFAS 123R permits public companies to adopt its requirements using either the modified prospective transition ("MPT") method or the modified retrospective transition ("MRT") method. Under the MPT method, compensation cost for new awards and modified awards are recognized beginning with the effective date and the cost for awards that were granted prior to, but not vested as of the effective date, will be based on the grant date fair value estimate used for SFAS 123 pro forma disclosure purposes. The MRT method includes the requirements of the MPT method but also permits restatement of all prior periods presented or only the prior interim periods of the year of adoption. We plan to adopt SFAS 123R using the MPT method and we intend to use a lattice model to value stock options granted after February 26, 2006.

We currently account for share-based payments to employees using the intrinsic value method under APB 25 and related Interpretations, and as such, we generally recognize no compensation cost for employee stock options. We currently estimate the impact of adopting SFAS 123R will be in a range of $0.04 to $0.06 per diluted share in fiscal 2007. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for these excess tax deductions were $11.3 million, $10.4 million and $8.0 million in fiscal 2005, 2004 and 2003, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB STAFF POSITION NO. 109-1

In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, `Accounting for Income Taxes', to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 provides guidance on the application of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), to the provision of the American Jobs Creation Act of 2004 (the "Act") that provides a tax deduction on qualified production activities. The FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS 109 as opposed to a tax rate reduction. FSP 109-1 is effective immediately. Pursuant to the Act, we will be able to benefit from a tax deduction for qualified production activities in fiscal 2006. We will follow the provisions of this guidance when applicable. We have not yet determined the impact this tax deduction will have on our results of operations or financial position.

FASB STAFF POSITION NO. 109-2

In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision). FSP 109-2 provides accounting and disclosure guidance for the repatriation provision and is effective immediately. While we continue to evaluate the Act, we do not plan to elect the one-time provision because of the resulting loss of foreign tax credits and because the vast majority of our permanently reinvested non-U.S. earnings have been deployed in active non-U.S. business operations.

EITF 04-8

In October 2004, the FASB ratified the Emerging Issues Task Force's consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8"), which is effective for periods ending after December 15, 2004. Under current interpretations of FAS 128, "Earnings per Share", issuers of contingently convertible debt instruments exclude the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency is met. EITF 04-8 requires that potential shares underlying the debt instrument be included in diluted earnings per share computations, if dilutive, regardless of whether the contingency has been met. We adopted EITF 04-8 in December 2004 and retroactively adjusted all prior period diluted earnings per share amounts to conform to the guidance in EITF 04-8. The adoption of EITF 04-8 resulted in a decrease to diluted earnings per share of $0.02 and $0.10 in fiscal 2004 and 2003, respectively.

NOTE 2 - COMMON STOCK SPLIT AND TREASURY STOCK RETIREMENT

On June 17, 2004, our Board of Directors approved a 2-for-1 common stock split, payable in the form of a stock dividend, which entitled each shareholder of record on July 1, 2004 to receive one share of common stock for each outstanding share of common stock held on that date. The stock dividend was distributed on July 30, 2004. All references to common shares and per share amounts herein have been restated to reflect the stock splits for all periods presented.

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

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BUSINESS ACQUISITIONS

BILLBIRD S.A.

On September 9, 2004, our majority-owned subsidiary, PolCard S.A, completed the acquisition of privately-held BillBird S.A. ("BillBird"), the leading provider of electronic bill payment services in Poland, for an all-cash purchase price of approximately $6.0 million. The results of BillBird's operations have been included in the consolidated financial statements since that date. Approval of this transaction by our shareholders was not required.

LEEWARD ISLANDS LOTTERY HOLDING COMPANY INC.

On May 5, 2004, we completed the acquisition of privately-held Leeward Islands Lottery Holding Company Inc. ("LILHCo"), a lottery operating company headquartered on the Caribbean islands of Antigua and St. Croix, for an all-cash purchase price of approximately $40 million. The results of LILHCo's operations have been included in the consolidated financial statements since that date. Approval of this transaction by our shareholders was not required.

SPIELO MANUFACTURING INCORPORATED

On April 30, 2004, we completed the acquisition of privately-held Spielo Manufacturing Incorporated ("Spielo"), a leading provider of video lottery terminals ("VLT's") and related products and services to the global gaming industry, for an all-cash purchase price of approximately $150 million. In addition, we paid Spielo shareholders approximately $10.7 million out of a potential maximum earn-out amount of up to $35 million, which Spielo shareholders are entitled to receive in the 18 months following the closing, based upon Spielo achieving certain VLT installation objectives in New York and separately, a working capital adjustment of approximately $1.5 million. The results of Spielo's operations have been included in the consolidated financial statements since April 30, 2004. This acquisition will enable us to deliver complete, integrated VLT solutions to our existing and potential customers, with a single point of contact and accountability. Approval of this transaction by our shareholders was not required.

The following table summarizes the estimated fair values of Spielo's assets acquired and liabilities assumed at the date of the acquisition:

                                                                    Estimated
                                                                   Fair Values
                                                                 --------------
                                                                 (in thousands)
Current Assets                                                   $       18,616
Systems, Equipment & Other Assets Relating
   to Contracts, net                                                     13,710
Goodwill, net                                                           112,917
Property, Plant & Equipment, net                                          5,646
Intangible Assets, net                                                   31,470
Sales-Type Lease Receivables                                                185
Deferred Income Taxes                                                     1,683
                                                                 --------------
   Total Assets Acquired                                                184,227

Current Liabilities                                                       8,056
Long-Term Debt, less current portion                                        280
Deferred Income Taxes                                                    12,644
                                                                 --------------
   Total Liabilities Assumed                                             20,980

Net Assets Acquired                                              $      163,247
                                                                 ==============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BUSINESS ACQUISITIONS (CONTINUED)

Acquired intangible assets of $31.5 million have a weighted average amortization period of approximately 6 years at February 26, 2005 as follows:

                                      Weighted Average        Gross
                                        Amortization        Carrying
                                           Period            Amount
                                      ----------------   --------------
                                                         (in thousands)
SUBJECT TO AMORTIZATION
Customer contracts                                   7   $       19,840
Computer software                                    4            8,200
Non-compete agreement                                5              370
Trademarks                                           4              160
                                                         --------------
                                                                 28,570

NOT SUBJECT TO AMORTIZATION
Trademarks                                                        2,900
                                                         --------------
                                                         $       31,470
                                                         ==============

Goodwill of $112.9 million, which is not deductible for income tax purposes, was assigned to our single operating and reportable business segment, the Transaction Processing segment.

POLCARD S.A.

On May 28, 2003, we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. At August 23, 2003, PolCard's outstanding equity was owned 66.5% by us, 33.2% by two funds managed by Innova Capital Sp. z o.o. ("Innova"), a Warsaw-based private equity investment advisor, and 0.3% by the Polish Bank Association, one of PolCard's previous owners. In September 2003, Innova exercised its rights under an option agreement to purchase from us, 3.7% of PolCard's equity for a purchase price of $2.3 million. Following the exercise of this right, we now own 62.8% of PolCard's outstanding equity, while the two funds managed by Innova own, in aggregate, 36.9% of PolCard's outstanding equity. The Polish Bank Association continues to own 0.3% of the outstanding equity of PolCard. Approval of this transaction by our shareholders was not required.

We have three fair value options to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value. Each fair value option has a duration of 90 days and is to be based on an appraised value from at least two investment banks at the date of each option period. We estimate that the buyout prices of each fair value option, based on discounted cash flows, could be as follows:

                               Buyout Percentage
                                of the PolCard          Range of
Exercise Date Commencing In   Outstanding Equity      Buyout Price
---------------------------   ------------------   ------------------
May 2007                                   18.5%   $29 to $44 million
May 2008                                    9.2%   $16 to $25 million
May 2009                                    9.2%   $18 to $28 million

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BUSINESS ACQUISITIONS (CONTINUED)

INTERLOTT TECHNOLOGIES, INC.

On September 18, 2003, we completed the acquisition of Interlott Technologies, Inc. ("Interlott"), a leading provider of instant ticket vending machines for the worldwide lottery industry. Interlott shareholders were given the opportunity to elect to receive either $4.50 per share in cash or a number of shares of Holdings common stock having a value of $4.50, or a combination of both, subject to adjustment so that the aggregate consideration we paid was 48.5% in cash and 51.5% in Holdings common stock. The final exchange ratio of
0.2156 shares of Holdings common stock for every share of Interlott common stock was determined based on the average closing price of $20.87 for Holdings common stock for the 20 trading day period commencing August 14, 2003 through September 11, 2003. For purposes of purchase accounting, Holdings common stock was valued at $21.49 per share using the average price of Holdings common stock two days prior to the acquisition date in accordance with Emerging Issues Task Force Issue No. 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination." The aggregate purchase price, including assumed debt, was as follows:

                                                                     Aggregate
                                                                  purchase price
                                                                  --------------
                                                                  (in thousands)
Cash ($4.50 per share of Interlott common stock)                  $       28,211
Cash payment to cancel outstanding stock options
   relating to Interlott common stock                                      5,701
                                                                  --------------
   Cash purchase price                                                    33,912
Issuance of 1,435,130 shares of Holdings common stock                     30,834
                                                                  --------------
   Total aggregate purchase price                                         64,746
Cash payment to settle Interlott debt                                     22,759
                                                                  --------------
                                                                  $       87,505
                                                                  ==============

Approval of this transaction by our shareholders was not required

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

Refer to Note 7 for detailed disclosures regarding Goodwill and Other Intangible Assets related to acquisitions.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                           February 26, 2005   February 28, 2004
                                           -----------------   -----------------
                                                   (Dollars in thousands)
Raw materials                              $          29,622   $          14,540
Work in progress                                      15,492              60,470
Finished goods                                        16,021               1,774
                                           -----------------   -----------------
                                           $          61,135   $          76,784
                                           =================   =================

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for using SOP 81-1. Work in progress at February 26, 2005 and February 28, 2004, includes approximately $12.0 million and $54.9 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $42.9 million and $104.1 million at February 26, 2005 and February 28, 2004, respectively. These amounts are included in Advance Payments from Customers in our Consolidated Balance Sheets.

NOTE 5 - SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS

Systems, equipment and other assets relating to contracts consist of the following:

                                           February 26, 2005   February 28, 2004
                                           -----------------   -----------------
                                                    (Dollars in thousands)
Land and buildings                         $           1,182   $           1,182
Computer terminals and systems                     1,407,134           1,185,841
Furniture and equipment                              186,891             163,562
Contracts in progress                                 30,407              22,603
                                           -----------------   -----------------
                                                   1,625,614           1,373,188
Less accumulated depreciation
   and amortization                                  905,176             781,826
                                           -----------------   -----------------
                                           $         720,438   $         591,362
                                           =================   =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                           February 26, 2005   February 28, 2004
                                           -----------------   -----------------
                                                   (Dollars in thousands)
Land and buildings                         $          43,667   $          37,155
Furniture and equipment                              124,562             114,103
Construction in progress                              14,300               4,649
                                           -----------------   -----------------
                                                     182,529             155,907
Less accumulated depreciation
   and amortization                                  107,971              98,331
                                           -----------------   -----------------
                                           $          74,558   $          57,576
                                           =================   =================

As described further in Note 8 "License Fee" and Note 15 "Guarantees and Indemnifications", under our Master Contract with the State of Rhode Island, we are responsible for the development of a new world headquarters facility ("Facility") in Providence, Rhode Island by December 31, 2006. We have engaged US Real Estate Limited Partnership (the "Developer") to build, own and operate this Facility.

Under EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction", we are considered the owner of the Facility (for accounting purposes only). Accordingly, during fiscal 2005, we capitalized approximately $6.6 million of costs incurred by the Developer. These costs are included in construction in progress within Property, Plant & Equipment, net and a corresponding liability for the same amount is included in Other Liabilities in our Consolidated Balance Sheet at February 26, 2005.

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

A reconciliation of the net carrying amount of goodwill, which is not deductible for income tax purposes, is as follows:

                                            Net Carrying
                                               Amount
                                           --------------
                                           (in thousands)
Balance as of February 22, 2003            $      115,498
Goodwill acquired during the year                  73,114
                                           --------------
Balance as of February 28, 2004                   188,612
Goodwill acquired during the year                 144,532
Adjustments to purchase price
   allocations during the year                     (2,122)
                                           --------------
Balance as of February 26, 2005            $      331,022
                                           ==============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The following tables present the information for intangible assets, which are being amortized over their estimated useful lives, with no estimated residual values.

                                                                 As of February 26, 2005
                                                  -----------------------------------------------------
                                                  Weighted Average     Gross                      Net
                                                    Amortization     Carrying    Accumulated   Carrying
                                                       Period         Amount    Amortization    Amount
                                                  ----------------   --------   ------------   --------
                                                                  (Dollars in thousands)
SUBJECT TO AMORTIZATION

Customer contracts                                              10   $ 54,244   $      9,810   $ 44,434
Capitalized computer software                                    5     24,465         16,838      7,627
License fee                                                     20     12,500          1,038     11,462
Patents                                                          6      5,100          1,203      3,897
Non-compete agreement                                            4        669            275        394
Trademarks                                                       4        160             35        125
                                                                     --------   ------------   --------
                                                                       97,138         29,199     67,939
NOT SUBJECT TO AMORTIZATION

Trademarks                                                              2,900             --      2,900
                                                                     --------   ------------   --------
                                                                     $100,038   $     29,199   $ 70,839
                                                                     ========   ============   ========

The weighted average amortization period in total for intangible assets as of February 26, 2005 was 10 years.

                                                                 As of February 28, 2004
                                                  -----------------------------------------------------
                                                  Weighted Average     Gross                      Net
                                                    Amortization     Carrying    Accumulated   Carrying
                                                       Period         Amount    Amortization    Amount
                                                  ----------------   --------   ------------   --------
                                                                  (Dollars in thousands)
SUBJECT TO AMORTIZATION

Capitalized computer software                                    5   $ 16,018   $     14,462   $   1,556
License fee                                                     20     12,500            413      12,087
Customer contracts                                               6     11,044          1,342       9,702
Patents                                                          6      5,100            353       4,747
Non-compete agreement                                            2        222             83         139
                                                                     --------   ------------   ---------
                                                                     $ 44,884   $     16,653   $  28,231
                                                                     ========   ============   =========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

A reconciliation of the net carrying amount of intangible assets is as follows:

                                                         Fiscal Year Ended
                                               -------------------------------------
                                               February 26, 2005   February 28, 2004
                                               -----------------   -----------------
                                                        (Dollars in thousands)
Balance at beginning of year                   $          28,231   $           2,190

Intangible assets acquired during the
   year: Purchase business combination
   related:
   Customer contracts                                     43,200              11,044
   Capitalized computer software                           8,447               1,241
   Trademarks                                              3,060                  --
   Non-compete agreement                                     447                 222
   Patents                                                    --               5,100
                                               -----------------   -----------------
                                                          55,154              17,607
License fee (see Note 8)                                      --              12,500
                                               -----------------   -----------------
      Total intangible assets acquired                    55,154              30,107

Capitalized computer software                                 --                (331)
Foreign currency translation                                  70                  --
Amortization expense                                     (12,616)             (3,735)
                                               -----------------   -----------------
Balance at end of year                         $          70,839   $          28,231
                                               =================   =================

Purchase business combination intangible assets acquired during fiscal 2005 relate to the acquisitions of Spielo, LILHCo and BillBird (refer to Note 3 for detailed disclosures).

Amortization expense for fiscal 2005, 2004 and 2003 is as follows:

                                                                   Fiscal Year Ended
                                               ---------------------------------------------------------
                                               February 26, 2005   February 28, 2004   February 22, 2003
                                               -----------------   -----------------   -----------------
                                                                 (Dollars in thousands)
Customer contracts                             $           8,468   $           1,342   $           2,004
Capitalized computer software                              2,447               1,544               2,729
Patents                                                      850                 353                  --
License fee                                                  625                 413                  --
Non-compete agreement                                        191                  83                  --
Trademarks                                                    35                  --                  --
                                               -----------------   -----------------   -----------------
   Total intangibles amortization              $          12,616   $           3,735   $           4,733
                                               =================   =================   =================

Amortization expense for the next five fiscal years and thereafter is estimated to be as follows (in thousands):

                                                    Amortization
 Fiscal Year                                           Expense
 -----------                                        ------------
 2006                                               $     10,043
 2007                                                      9,397
 2008                                                      8,848
 2009                                                      6,074
 2010                                                      5,333
 Thereafter                                               28,244
                                                         -------
 Total                                              $     67,939
                                                         =======

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LICENSE FEE

On May 12, 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. This license fee is included in Intangible Assets, net in our Consolidated Balance Sheet at February 26, 2005 and will be amortized as a reduction in service revenue on a straight-line basis over the 20-year term of the Master Contract. (See Note 7).

The Master Contract is part of a comprehensive economic development package that provides incentives for us to keep our world headquarters and manufacturing operations in Rhode Island. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the $12.5 million up-front license fee; new online and video lottery related hardware, software and services; the development of a new world headquarters facility of at least 210,000 square feet in Providence, Rhode Island by December 31, 2006; and improvements to our existing manufacturing facility in West Greenwich, Rhode Island. We have agreed to employ at least 1,000 people full-time in Rhode Island by the end of calendar year 2005 and maintain that level of employment thereafter. In the event the State of Rhode Island takes certain actions which affect our financial performance, we will be automatically released from the in-state employment obligation. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2008 as follows: (i) approximately $24 million that was invested during fiscal 2004; (ii) approximately $15 million that was invested during fiscal 2005; (iii) approximately $45 million that will be invested during fiscal 2006; and (iv) the balance that will be invested during fiscal 2007. In addition, in July 2003 we entered into a tax stabilization agreement (the "Agreement") with the City of Providence (the "City"), whereby the City agreed to stabilize the real estate and personal property taxes payable in connection with our new world headquarters facility in the City for 20 years. We also agreed to complete and occupy the facility by December 31, 2006, employ 500 employees at the facility by 2009, and we made certain commitments regarding our employment, purchasing and education activities in the City. The Lottery may terminate the Master Contract in the event that we fail to meet our obligations as stated above.

NOTE 9 - REFUNDABLE PERFORMANCE DEPOSIT

In September 2003 (our fiscal 2004 third quarter), we entered into a 12-year contract extension to provide online lottery products and services to SAZKA, a.s. ("SAZKA"), the operator of lottery and betting games in the Czech Republic. The contract extension will commence on January 1, 2006 and expires on December 31, 2017. As part of the contract extension, we paid SAZKA a $20 million performance deposit that SAZKA will repay upon the achievement of certain milestones beginning in 2006. The performance deposit is scheduled to be repaid as follows:

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
                                                                  ==============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RESTRICTED ASSETS

A June 25, 2004 ruling (the "Ruling") in a civil action initiated by federal attorneys with Brazil's Public Ministry had the effect in fiscal 2005 of materially reducing payments that we otherwise would have received from our lottery contract with Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, which expires in May 2005. The Ruling ordered that 30% of payments subsequent to the Ruling due to GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") from CEF, be withheld and deposited in an account maintained by the Court. As of February 26, 2005, the total amount withheld and deposited in an account maintained by the Court was approximately 68 million Brazilian reals, or $26 million. In fiscal 2005, we did not recognize service revenues for the payments that were withheld from GTECH Brazil, as realization of these amounts was not reasonably assured.

In July 2004 we filed an appeal of the Ruling and in March 2005 (after the close of fiscal 2005), an appellate court decision ordered that the withholding be discontinued and that all funds currently held in escrow in excess of 40 million Brazilian reals be returned to us, which amounts to $11 million of the $26 million withheld as of February 26, 2005. We received and recognized these funds as service revenue on April 13, 2005. Refer to Note 14 for detailed disclosures regarding this matter.

In addition, the Ruling ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition, a requirement that was also subsequently reversed by the appellate court decision in March 2005.

As of February 26, 2005, GTECH Brazil assets were as follows (in thousands):

Cash                                                             $ 5,080
Systems, Equipment and Other Assets Relating to Contracts, net     5,669
                                                                 -------
   Assets restricted from transfer or disposition                $10,749
All other assets                                                  24,156
                                                                 -------
GTECH Brazil assets at February 26, 2005                         $34,905
                                                                 =======

The restricted cash of $5.1 million is included in Other Assets in our Consolidated Balance Sheet.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - PRODUCT WARRANTIES

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

A summary of product warranty activity for the twelve months ended February 26, 2005 and February 28, 2004 is as follows:

                                                                   Fiscal Year Ended
                                                       ------------------------------------------
                                                       February 26, 2005        February 28, 2004
                                                       -----------------        -----------------
                                                                 (Dollars in thousands)
Balance at beginning of year                           $             749        $             437
Opening reserve balance associated with
   acquisitions                                                    1,126                       --
Additional reserves                                                1,508                      405
Charges incurred                                                  (1,201)                     (51)
Change in estimate                                                  (603)                     (42)
Other                                                                 55                       --
                                                       -----------------        -----------------
Balance at end of year                                 $           1,634        $             749
                                                       =================        =================

Our reserves for product warranty are included in Accrued Expenses in our Consolidated Balance Sheets.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LONG - TERM DEBT

Long-term debt consists of the following:

                                                                              February 26, 2005      February 28, 2004
                                                                              -----------------      -----------------
                                                                                       (Dollars in thousands)
4.75% Senior Notes due October 2010                                           $         249,690      $         249,636
1.75% Convertible Debentures due December 2021                                          175,000                175,000
4.50% Senior Notes due December 2009                                                    149,604                     --
5.25% Senior Notes due December 2014                                                    148,704                     --
Fair value of interest rate swaps                                                           541                  4,893
7.87% Series B Guaranteed Senior Notes due May 2007                                          --                 90,000
World Headquarters loan due January 2007                                                     --                 27,933
Deferred interest rate swap gains                                                            --                 12,009
Other, due through October 2007                                                           5,266                 10,063
                                                                              -----------------      -----------------
                                                                                        728,805                569,534
Less current portion                                                                      2,476                106,319
                                                                              -----------------      -----------------
                                                                              $         726,329      $         463,215
                                                                              =================      =================

At February 26, 2005, long-term debt matures as follows (in thousands):

                                                                    Fiscal
                              ----------------------------------------------------------------------------------------
                                2006         2007         2008         2009         2010       Thereafter       Total
                              --------     --------     --------     --------     --------     ----------     --------
Long-term debt                $  2,476     $  2,742     $     48     $     --     $149,255     $  574,284     $728,805
                              ========     ========     ========     ========     ========     ==========     ========

4.75% SENIOR NOTES

In October 2003, Holdings issued, in a private placement, $250 million principal amount of 4.75% Senior Notes due October 15, 2010, all of which were subsequently exchanged for 4.75% Senior Notes due October 15, 2010 registered under the Securities Act of 1933 (the "2010 Senior Notes"). The 2010 Senior Notes are unsecured and unsubordinated obligations of Holdings that are fully and unconditionally guaranteed by GTECH and certain of its subsidiaries. Interest is payable semi-annually in arrears on April 15 and October 15 of each year.

In conjunction with the 2010 Senior Notes offering, in October 2003, GTECH entered into three interest rate swap contracts that effectively convert $150 million of the 2010 Senior Notes from a fixed rate debt to a floating rate debt for the period October 15, 2003 to October 15, 2010.

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

                   GETCH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LONG - TERM DEBT (CONTINUED)

On or after December 15, 2006, we may redeem for cash, all or part of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest up to, but not including, the date of redemption. Holders of the Debentures may require us to repurchase all or part of their Debentures on December 15, 2004, December 15, 2006, December 15, 2011 and December 15, 2016 at a price equal to 100% of the principal amount of the Debentures, plus accrued interest. We may choose to pay the purchase price in cash, shares of our common stock, or a combination of both. If we elect to pay any of the purchase price in shares, the number of shares we are required to deliver is equal to the portion of the purchase price paid in shares divided by 95% of the fair value of the shares at the time of settlement. In addition, upon a change in control of our Company occurring on or before December 15, 2021, each Debenture holder may require us to repurchase all or a portion of such holder's Debentures for cash. No Debentures were tendered for repurchase on December 15, 2004.

Our scheduled debt maturities assume holders of the Debentures do not require us to repurchase all or a part of them on December 15, 2006 and also assumes that we do not redeem them for cash on or after December 15, 2006.

The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 72.7272 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.75 per share, subject to certain adjustments, in the following circumstances:

(i) if the sale price of our common stock is more than 120% of the conversion price (approximately $16.50 per share) for at least 20 trading days in a 30 trading-day period prior to the date of surrender for conversion;

(ii) during any period in which the credit ratings assigned to the Debentures by Moody's or Standard & Poor's are reduced to below Ba1 or BB, respectively, or in which the credit rating assigned to the Debentures is suspended or withdrawn by either rating agency;

(iii)if the Debentures have been called for redemption; or

(iv) upon the occurrence of specified corporate transactions.

Should the Debentures meet the conversion requirements, a total of 12.7 million shares of our common stock would be issuable. The Debentures became convertible on May 1, 2003 and remained convertible through the end of fiscal 2005 (February 26, 2005) because the sale price of our common stock was more than 120% of the conversion price (approximately $16.50 per share) for at least 20 trading days in a 30 trading-day period. However, no Debenture holders opted to convert them into shares of our common stock.

4.50% SENIOR NOTES AND 5.25% SENIOR NOTES

In November 2004, Holdings issued, in a private placement, $150 million principal amount of 4.50% Senior Notes due December 1, 2009, and $150 million principal amount of 5.25% Senior Notes due December 1, 2014 (collectively, the "Senior Notes"). The Senior Notes are unsecured and unsubordinated obligations of Holdings that are fully and unconditionally guaranteed by GTECH and certain of its subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. The proceeds from the issuance of the Senior Notes will be used for general corporate purposes, which may include funding future acquisitions. In connection with the private placement, GTECH agreed to file a registration statement under the Securities Act of 1933, as amended, under which GTECH would offer to exchange the Senior Notes sold in the private placement for registered notes with otherwise identical terms. This registration statement was initially filed on January 12, 2005 and was declared effective by the Securities and Exchange Commission on April 18, 2005.

In conjunction with the Senior Notes offering, in November 2004, GTECH entered into three interest rate swap contracts that effectively convert $50 million of the Senior Notes from a fixed rate to a floating rate for the period November 2004 to December 2009 and $25 million of the Senior Notes from a fixed rate to a floating rate for the period November 2004 to December 2014.

                   GETCH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LONG - TERM DEBT (CONTINUED)

7.87% SERIES B GUARANTEED SENIOR NOTES

In May 2004, GTECH repurchased $90 million aggregate principal amount of its 7.87% Series B Guaranteed Senior Notes due May 15, 2007 (the "2007 Senior Notes") for approximately $100.6 million. The 2007 Senior Notes were unsecured and unsubordinated obligations of GTECH that were fully and unconditionally guaranteed by Holdings and certain of GTECH's subsidiaries. Interest was payable semi-annually in arrears on May 15 and November 15 of each year. In connection with this repurchase, we incurred a net charge of $0.8 million, principally comprised of a redemption premium net of deferred interest rate swap gains which we recorded in Other Income (Expense) in our Consolidated Income Statements.

WORLD HEADQUARTERS LOAN

Prior to February 1, 2005, we had a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. Beginning in the third quarter of fiscal 2004, we consolidated the Partnership, which required us to record the Partnership's $27.9 million loan as long-term debt (the "Loan") on our Consolidated Balance Sheet at February 28, 2004. On February 1, 2005, we repaid the Loan and acquired the remaining 50% interest in the Partnership from the general partner.

CREDIT FACILITY

In October 2004, GTECH entered into a $500 million unsecured revolving credit facility expiring on October 25, 2009 (the "New Credit Facility") to replace the existing $300 million Senior Credit Facility (the "Old Credit Facility") expiring on June 22, 2006.

The New Credit Facility is unsecured and unsubordinated and is fully and unconditionally guaranteed by Holdings and certain of GTECH's subsidiaries. Interest is generally payable monthly in arrears at rates determined by reference to the LIBOR rate plus a margin based on GTECH Holdings Corporation's senior unsecured long-term debt rating. At February 26, 2005 and February 28, 2004 there were no outstanding borrowings under the New Credit Facility or the Old Credit Facility. At February 26, 2005, GTECH was required to pay a facility fee of .125% per annum on the total revolving credit commitment. The New Credit Facility includes a letter of credit facility of up to $100 million. At February 26, 2005, we had $7.8 million of letters of credit issued and outstanding under the New Credit Facility and $38.2 million of letters of credit issued and outstanding outside of the New Credit Facility. The total weighted average annual cost for all letters of credit was 0.84%.

The credit agreement for the New Credit Facility has covenants including, among other things, requirements relating to the maintenance of certain financial ratios. There are no covenants in our New Credit Facility that restrict our ability to pay dividends.

In the second quarter of fiscal 2004, we began paying annual cash dividends on our common stock of $0.34 per share and we currently plan to continue paying dividends in the foreseeable future. At February 26, 2005, we had $456 million of retained earnings available for the payment of dividends.

At February 26, 2005 we were in compliance with all applicable covenants contained in our debt agreements.

                   GETCH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - FINANCIAL INSTRUMENTS

CREDIT RISK

We manage our exposure to counterparty credit risk by entering into financial instruments with major, financially sound counterparties with high-grade credit ratings and by limiting exposure to any one counterparty.

CASH AND CASH EQUIVALENTS

Cash equivalents are stated at cost, which approximates fair value.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The carrying amounts and estimated fair values of our investment securities are as follows:

                                                February 26, 2005      February 28, 2004
                                              --------------------   --------------------
                                                         Estimated              Estimated
                                              Carrying      Fair     Carrying      Fair
                                                Value      Value      Value       Value
                                              --------   ---------   --------   ---------
                                                         (Dollars in thousands)
State and Municipal Auction Rate Securities   $196,825   $ 196,825   $116,450   $ 116,450
State and Municipal Variable Rate Demand
   Obligations                                      --          --     77,900      77,900
Corporate Auction Rate Preferred Securities         --          --     27,500      27,500
                                              --------   ---------   --------   ---------
                                              $196,825   $ 196,825   $221,850   $ 221,850
                                              ========   =========   ========   =========

LONG-TERM DEBT

The carrying amounts and estimated fair values of our debt, as determined by an independent investment banker, are as follows:

                                                February 26, 2005      February 28, 2004
                                              --------------------   --------------------
                                                         Estimated              Estimated
                                              Carrying      Fair     Carrying      Fair
                                                Value      Value      Value       Value
                                              --------   ---------   --------   ---------
                                                         (Dollars in thousands)
4.75% Senior Notes due October 2010           $249,690   $ 248,565   $249,636   $ 255,960
1.75% Convertible Debentures due
   December 2021                               175,000     304,500    175,000     375,156
4.50% Senior Notes due December 2009           149,604     148,620         --          --
5.25% Senior Notes due December 2014           148,704     149,238         --          --
Fair value of interest rate swaps                  541         541      4,893       4,893
7.87% Series B Guaranteed Senior Notes
   due May 2007                                     --          --     90,000      99,976
World Headquarters loan due January 2007            --          --     27,933      27,933
Deferred interest rate swap gains                   --          --     12,009      12,009
Other, due through October 2007                  5,266       5,266     10,063      10,063
                                              --------   ---------   --------   ---------
                                              $728,805   $ 856,730   $569,534   $ 785,990
                                              ========   =========   ========   =========

                   GETCH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - FINANCIAL INSTRUMENTS (CONTINUED)

FOREIGN CURRENCY EXCHANGE CONTRACTS

The following table summarizes, by major currency, the contractual amounts of our forward exchange and option contracts translated to United States dollars using the exchange rate at the balance sheet date. The buy and sell amounts represent the United States dollar equivalent of commitments to purchase and sell foreign currencies.

                                      February 26, 2005       February 28, 2004
                                    ---------------------   ---------------------
                                       Buy         Sell        Buy         Sell
                                    Contracts   Contracts   Contracts   Contracts
                                    ---------   ---------   ---------   ---------
                                                (Dollars in thousands)
Brazilian real                      $  10,100   $      --   $  10,100   $      --
Pounds sterling                         7,643      11,618       8,412      20,949
Taiwan dollar                           7,010          --       6,242          --
Canadian dollar                         6,491          --          --          --
Euro                                    6,195      24,876         642      26,329
Mexican peso                            3,929          --       5,375          --
Swedish krona                           3,705       1,250       7,400          --
Australian dollar                         620          --         780       2,011
Czech koruna                               --       3,108          --       6,957
Other                                     707       8,106       6,369       7,588
                                    ---------   ---------   ---------   ---------
   TOTAL                            $  46,400   $  48,958   $  45,320   $  63,834
                                    =========   =========   =========   =========

The fair values of our foreign currency exchange contracts are estimated based on quoted market prices of comparable contracts, adjusted through interpolation when necessary for maturity differences.

The carrying amounts and estimated fair values of our foreign currency exchange contracts, which are recorded in Accounts Payable in our consolidated financial statements, are as follows:

                                      February 26, 2005        February 28, 2004
                                    --------------------     --------------------
                                               Estimated                Estimated
                                    Carrying      Fair       Carrying      Fair
                                      Value      Value        Value       Value
                                    --------   ---------     --------   ---------
                                               (Dollars in thousands)
Foreign currency exchange contracts $    599   $     599     $  1,528   $   1,528
                                    ========   =========     ========   =========

                   GETCH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - FINANCIAL INSTRUMENTS (CONTINUED)

INTEREST RATE SWAPS

Interest rate swaps outstanding and the related debt instruments are as follows:

                                           February 26, 2005          February 28, 2004
                                       ------------------------   ------------------------
                                         Debt     Interest Rate     Debt     Interest Rate
                                       Carrying       Swaps       Carrying       Swaps
                                         Value     Outstanding      Value     Outstanding
                                       --------   -------------   --------   -------------
                                                       (Dollars in thousands)
4.75% Senior Notes due October 2010    $249,690   $     150,000   $249,636   $     150,000
4.50% Senior Notes due December 2009    149,604          50,000         --              --
5.25% Senior Notes due December 2014    148,704          25,000         --              --

These interest rate swaps exchange fixed interest rates for variable interest rates through the due date of the related debt instrument. The fair value of the interest rate swaps were recorded as assets and the carrying value of the underlying debt was adjusted by an equal amount in accordance with SFAS 133.

During the third quarter of fiscal 2003, we sold $135 million notional amount of interest rate swaps for $13.1 million. Approximately $10.0 million of those proceeds were being amortized as a reduction of interest expense through the due date of the 2007 Senior Notes. During the first quarter of fiscal 2005, in connection with the repurchase of the $90 million of 2007 Senior Notes, we recorded a net charge of $0.8 million, principally comprised of a redemption premium net of deferred interest rate swap gains, which we recorded in Other Income (Expense) in our Consolidated Income Statements.

TREASURY RATE LOCK AGREEMENTS

During the third quarter of fiscal 2005, we entered into agreements to lock in interest rates to hedge against potential increases to interest rates prior to the issuance of our Senior Notes due December 2009 and December 2014. We determined that the treasury rate lock agreements were highly effective and qualified for hedge accounting. All treasury rate lock agreements have matured. The related gains of $2.0 million were deferred and recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at February 26, 2005 and are being amortized to interest expense over the life of the respective debt instruments.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

CONTRACTS

Our contracts generally contain time schedules for, among other things, commencement of system operations and the installation of terminals, as well as detailed performance standards. We are typically required to furnish substantial bonds to secure our performance under contracts. In addition to other possible consequences, including contract termination, failure to meet specified deadlines or performance standards could trigger substantial penalties in the form of liquidated damage assessments. Many of our contracts permit the customer to terminate the contract at will and do not specify the compensation, if any, that we would be entitled to, were such a termination to occur. In fiscal 2005, 2004 and 2003, we paid or incurred liquidated damages (with respect to our contracts) of $2.3 million, $5.2 million and $4.6 million, respectively.

ACQUISITION

In December 2004, we entered into an agreement to acquire a 50% controlling equity position in the Atronic group of companies ("Atronic") owned by the owners of the privately-held Gauselmann Group ("Gauselmann"). The remaining 50% of Atronic will be retained by the owners of Gauselmann. Atronic is a video slot machine manufacturer and also develops slot machine games and customized solutions for dynamic gaming operations.

The final purchase price for Atronic will be calculated through a performance-based formula equal to eight times Atronic's EBITDA (earnings before interest, taxes, depreciation and amortization) for its fiscal year ending December 31, 2006. In addition, in the 12 months after the closing, Atronic will also have the potential to receive an earn-out amount based on its 2007 performance above specified thresholds. We currently expect the all-cash transaction will have a total value of approximately $100 million to $150 million, for our 50% share, including the assumption of debt.

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

On March 24, 2005 (after the close of fiscal 2005), we guaranteed 50% of Atronic's obligations due under a Euro 50 million (approximately $65 million at the April 20, 2005 exchange rate) loan made by an unrelated commercial lender to Atronic (the "Agreement"). Our maximum liability under this guaranty is equal to the lesser of Euro 25 million (approximately $33 million at the April 20, 2005 exchange rate) or 50% of Atronic's outstanding obligations under the Agreement. The guarantee arose in connection with our planned acquisition of Atronic on December 31, 2006. We would be required to perform under the guaranty should Atronic fail to make any interest or principal payments in accordance with the terms and conditions of the Agreement. Our guarantee expires on April 26, 2010.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

BRAZILIAN LEGAL PROCEEDINGS

THE CEF CONTRACT PROCEEDINGS

BACKGROUND. In January 1997, Caixa Economica Federal ("CEF"), the Brazilian bank and operator of Brazil's National Lottery, and Racimec Information Brasileira S.A. ("Racimec"), the predecessor of the Company's subsidiary GTECH Brasil Ltda. ("GTECH Brazil"), entered into a four-year contract pursuant to which GTECH Brazil agreed to provide online lottery services and technology to CEF (the "1997 Contract"). In May 2000, CEF and GTECH Brazil terminated the 1997 Contract and entered into a new agreement (the "2000 Contract") obliging GTECH Brazil to provide lottery goods and services and additional financial transaction services to CEF for a contract term that, as subsequently extended, was scheduled to expire in April 2003. In April 2003, GTECH Brazil entered into an agreement with CEF (the "2003 Contract Extension") pursuant to which: (a) the term of the 2000 Contract was extended into May 2005, and (b) fees payable to GTECH Brazil under the 2000 Contract were reduced by 15%.

CEF recently completed a procurement process for products and services to replace those that we currently provide under the 2000 Contract. Based upon the commodity auction nature of the procurement process and the revenue restrictions that were then imposed on us by the courts, we elected not to participate in the bid process. CEF has also announced that it is developing its central system in-house. As provided in the 2000 Contract, CEF may elect to extend the 2000 Contract for one year beyond its scheduled May 2005 termination date on its existing terms and conditions. In addition, we are currently involved in negotiations with CEF respecting the possible extension of the term of the 2000 Contract for the provision of goods and services by us after the scheduled termination date of the 2000 Contract. There can be no assurance that CEF will elect to extend the 2000 Contract for an additional year on its existing terms and conditions, or that CEF and GTECH Brazil will reach agreement to extend the term of the 2000 Contract on other terms.

Revenues from the 2000 Contract accounted for approximately 7.2% of our total revenues for fiscal 2005, making CEF our second largest customer in fiscal 2005 based on revenues.

CRIMINAL ALLEGATIONS AGAINST CERTAIN EMPLOYEES AND RELATED SEC INVESTIGATION. As previously reported, in late March 2004 federal attorneys with Brazil's Public Ministry (the "Public Ministry Attorneys") recommended that criminal charges be brought against nine individuals, including four senior officers of CEF, Antonio Carlos Rocha, the former Senior Vice President of Holdings and President of GTECH Brazil; and Marcelo Rovai, GTECH Brazil's marketing director.

The Public Ministry Attorneys had recommended that Messrs. Rocha and Rovai be charged with offering an improper inducement in connection with the negotiation of the 2003 Contract Extension, and co-authoring, or aiding and abetting, certain allegedly fraudulent or inappropriate management practices of the CEF management who agreed to enter into the 2003 Contract Extension. No other present or former employee of the Company or GTECH Brazil has been implicated by the Public Ministry Attorneys. Neither the Company nor GTECH Brazil is the subject of this criminal investigation, and under Brazilian law (which provides that criminal charges may not be brought against corporations or other entities), we cannot be subject to criminal charges in connection with this matter.

As previously reported, during the second quarter of fiscal 2005, the judge reviewing these charges prior to their being filed refused to initiate the criminal charges against the nine individuals, including against Messrs. Rocha and Rovai, but instead granted a request by the Brazilian Federal Police to continue the investigation which had been suspended upon the recommendation of the Public Ministry Attorneys that criminal charges be brought.

The Brazilian Federal Police subsequently ended their investigation and presented a final report of their findings to the court. This final report does not recommend that indictments be issued against Messrs. Rocha or Rovai, or against any current or former employee of the Company.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As previously reported, we cooperated fully with the investigation by Brazilian authorities respecting this matter, and encouraged Messrs. Rocha and Rovai to do the same.

In addition, as previously reported, we conducted an internal investigation of the 2003 Contract Extension under the supervision of the independent directors of GTECH Holdings Corporation. Our investigation did not reveal any reason to believe that any of our present or former employees had committed any of the criminal offenses alleged by the Public Ministry Attorneys.

Notwithstanding the favorable resolution of the Brazilian Federal Police investigation and the favorable results of our own internal investigation respecting the 2003 Contract Extension, there can be no assurance that (a) the Public Ministry Attorneys will not once again recommend to the judge hearing this case that such criminal charges be initiated against Messrs. Rocha and Rovai, (b) the Brazilian Federal Police will not broaden their investigation to include the award of, and performance under, the 1997 Contract and 2000 Contract, or (c) new criminal charges will not be initiated against Messrs. Rocha and Rovai or additional individuals.

As previously reported, the United States Securities and Exchange Commission (the "SEC") is undertaking a formal investigation into the Brazilian criminal allegations against Messrs. Rocha and Rovai and the Company's involvement in this matter. The Company has been cooperating fully with the SEC.

To date we have found no evidence that the Company, or any of its employees, has violated any United States law, or is otherwise guilty of any wrongdoing in connection with this matter.

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

CIVIL ACTION BY THE PUBLIC MINISTRY ATTORNEYS. As previously reported, in April 2004 the Public Ministry Attorneys initiated a civil action in the Federal Court of Brasilia against GTECH Brazil; 17 former officers and employees of CEF; the former president of Racimec; Antonio Carlos Rocha; and Marcos Andrade, another former officer of GTECH Brazil. The focus of this civil action is the contractual relationship between CEF, GTECH Brazil and Racimec during the period 1994 to 2002. This civil action alleges that the defendants acted illegally in entering into, amending and performing, the 1997 Contract, and the 2000 Contract, and seeks to invalidate the 2000 Contract, which, as extended by the 2003 Contract Extension, is still in force.

As previously reported, this lawsuit also seeks to impose damages equal to the sum of all amounts paid to the Company under the 1997 Contract and the 2000 Contract, and certain other permitted amounts, minus our proven investment costs. The applicable statute also permits the assessment of penalties, in the discretion of the court, of up to three times the amount of the damages imposed. We estimate that through the date of the lawsuit we received under the 1997 Contract and the 2000 Contract a total of 1.5 billion Brazilian reals (or approximately 500 million United States dollars). In addition, although it is unclear how investment costs would be determined for purposes of this lawsuit, we estimate that our investment costs through the date of the lawsuit were approximately between 1.2 billion and 1.4 billion Brazilian reals (or approximately between 400 million and 465 million United States dollars) in aggregate; however, these investment costs could be disputed by CEF, and are ultimately subject to approval by the court.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As previously reported, we believe we have good and adequate defenses to the claims made in this lawsuit. We intend to defend ourselves vigorously in these proceedings, which, we have been advised by our Brazilian counsel, are likely to take several years, and could take as long as 10 to 15 years in certain circumstances, to litigate through the appellate process to final judgment. It is our position that we were appropriately awarded the 1997 Contract by CEF after a competitive procurement, and that at all times since 1997 we have been appropriately compensated for services performed under valid contracts with the CEF.

While we cannot rule out the possibility that the Company will ultimately be held liable in this matter, or estimate the amount of such liability in such event, we believe that the outcome of this lawsuit is not likely to have a material impact on our financial statements or business.

As previously reported, in June 2004, the Federal Court of Brasilia granted a procedural injunction in connection with this civil matter which ordered that 30% of payments made subsequent to the date of the injunction to GTECH Brazil by CEF under the 2000 Contract be withheld and deposited into an account maintained by the Court. As of February 26, 2005, the total amount withheld and deposited into an account pursuant to this ruling was approximately 68 million Brazilian reals, or 26 million United States dollars. This injunction also put in place restrictions that effectively prevented the transfer or sale of the Company's Brazilian assets, including the share capital of GTECH Brazil, with certain limited exceptions. The injunction was granted as part of a confidential ex parte proceeding in which we were not afforded an opportunity to participate.

We filed an appeal respecting the court's grant of this injunction in July 2004. On March 22, 2005, a panel of judges of the Brazilian Federal Court of Appeals heard our appeal of the procedural injunction granted by the Federal Court of Brasilia and issued an order: (a) discontinuing the withholding of payments due to GTECH Brazil from CEF that had been mandated by the procedural injunction,
(b) removing the procedural injunction's restrictions on the transfer or sale of the Company's Brazilian assets, and (c) requiring the return to GTECH Brazil of amounts in excess of 40 million Brazilian reals held in escrow pursuant to the procedural injunction, thereby permitting the return to GTECH of approximately 11 million United States dollars of the 26 million United States dollars held in escrow as of the end of fiscal 2005. The appeals court also ordered that 40 million Brazilian reals continue to be held in escrow, and that the procedural injunction's requirements that defendants report assets to the court, and that the Brazilian Central Bank report any transaction associated with these assets, be maintained. This order of the Brazilian Federal Court of Appeals may be appealed by the Brazilian Public Attorneys.

POPULAR CLAIM. As previously reported, in February 2004, Vincius Bijos, a Brazilian, commenced a public class action lawsuit in Brazil's Brasilia District Court of the Federal District against the Brazilian Federal government; CEF; several former and current officers of CEF; the former president of Racimec; and GTECH Brazil, seeking, among the relief requested of the Court, a preliminary injunction prohibiting CEF from making further payments to GTECH Brazil under the 2000 Contract, and an order that would terminate the 2000 Contract and require the defendants, jointly and severally, to refund amounts received by GTECH Brazil under the 1997 Contract and the 2000 Contract, together with interest, appropriate monetary adjustments, court costs and expenses. This public class action lawsuit bases its claims upon numerous alleged defects and irregularities, which the suit asserts violate Brazilian law, in the 1997 Contract and the 2000 Contract, and the manner in which the procurement processes that gave rise to the awards of these contracts were organized and administered. We intend to mount a vigorous challenge to the far-reaching claims that make up this lawsuit. We note that the Public Ministry Attorneys have filed an opinion with the federal court disagreeing with the request that an injunction enjoining payments from CEF to GTECH Brazil be entered and requesting that this suit be consolidated with the Public Ministry Attorneys' civil action described above.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

While we cannot rule out the possibility that the Company will ultimately be held liable in this matter, or estimate the amount of such liability in such event, we believe that the outcome of this lawsuit is not likely to have a material impact on our financial statements or business.

TCU AUDIT. As previously reported, in June 2003, the Federal Court of Accounts ("TCU"), the court charged with auditing agencies of the Brazilian federal government and its subdivisions, summoned us, together with several current and former employees of the CEF to appear before TCU's Brasilia court. The summons required the defendants to show cause why they should not be required to jointly pay a base amount determined on a preliminary basis by the TCU to be due of R$91,974,625, duly indexed for inflation and interest as of May 26, 2000 (Decision No. 692/2003). We estimate that this claim, in aggregate, is for the local currency equivalent of approximately 87.6 million United States dollars at exchange rates in effect as of February 26, 2005. The allegations underlying this summons are set forth in a report (the "Audit Report") issued by the TCU in May 2003 respecting an audit conducted by the TCU of the 1997 Contract.

The central allegation of the Audit Report is that under the 1997 Contract we were accorded certain payment increases, and we contracted to supply to CEF certain services, that were not contemplated by the procurement process respecting the 1997 Contract and that are not otherwise permitted under applicable Brazilian law. The Audit Report alleges that as a result of this, CEF overpaid us under the 1997 Contract for the period commencing in January 1997 through May 26, 2000, and that we are liable with respect to such alleged overpayments as specified above. The Audit Report states that the TCU will refer the Audit Report to, among others, the Public Ministry Attorneys and the Brazil Federal Police (who, we have been advised, are conducting an investigation of CEF's public procurement activities in general). See - "Criminal Allegations Against Certain Employees and Related SEC Investigation" and "Civil Action by Public Ministry Attorneys," above. The Audit Report does not allege that we have acted improperly.

In November 2003, we presented our defense to the claims and preliminary determination of the TCU that CEF had overpaid us. In light of our defense, in September 2004, the TCU reduced its determination of the amount alleged to have been overpaid to us by CEF under the 1997 Contract from R$91,974,625 to R$30,317,721, or approximately 28.9 million United States dollars at exchange rates in effect as of February 26, 2005. This determination by the TCU remains subject to approval by TCU's judges.

We plan to continue to vigorously defend ourselves against the allegations made by TCU in the Audit Report and the proceedings initiated by the TCU with respect thereto. We believe that we have good defenses to the claims and determinations of the TCU. We further believe that the claims and determinations of the Audit Report have, in essence, been merged into the civil action instituted by the Public Ministry Attorneys described above, and are accordingly unlikely to represent an independent potential source of liability for us. While we are unable to rule out the possibility that the Company will ultimately be held liable in this matter, we believe that the outcome of this matter is not likely to have a material impact on our financial statements or business.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

SERLOPAR SUIT

As previously reported, in April 2002 Serlopar, the lottery authority for the Brazilian state of Parana, sued our subsidiaries Dreamport Brasil Ltda. and GTECH Brazil in the 2nd Public Finance Court of the City of Curitiba, State of Parana, under an agreement dated July 31, 1997, as amended (the "VLT Agreement"). Pursuant to the VLT Agreement, we agreed to install and operate video lottery terminals ("VLTs") in Parana. Serlopar alleges in its suit that we installed only 450 of the 1,000 VLTs that we were allegedly obliged to install, and that we were overpaid, and failed to reimburse Serlopar certain amounts alleged to be due to Serlopar, under the VLT Agreement. Serlopar seeks payment from us of approximately 40 million United States dollars (at exchange rates in effect on February 26, 2005) with respect to these claims, together with unspecified amounts alleged to be due from the defendants with respect to general losses and damages (including loss of revenues) and court costs and legal fees. We believe we have good defenses to the claims made by Serlopar in this lawsuit, and we intend to continue to defend ourselves vigorously in these proceedings. We believe that the outcome of this suit will not have a material impact on our financial statements or business.

OTHER LEGAL PROCEEDINGS

ARGENTINA MONEY TRANSFER MATTER

In February 2005, GTECH Foreign Holdings Corporation, Argentina Branch ("GFHC") and our Argentina legal counsel, Dr. Jorge Perez of Perez, del Barba and Rosenblum, received notification from the Central Bank of Argentina that they were being indicted for alleged violations of Argentina's currency exchange laws. The Argentina laws in question prohibit the transfer of foreign currency from Argentina, subject to certain exceptions not here relevant. At issue is a February 2002 agreement (the "BofA Agreement") between GFHC and Bank of America, N.A., Buenos Aires Branch ("BofA") pursuant to which BofA assigned to GFHC a certificate of deposit in the amount of 571,429 United States dollars (the "CD"), issued by Bank of America, Charlotte, North Carolina Branch ("BofA-North Carolina"), in consideration for the payment of 1.4 million Argentina pesos. Upon maturity of the CD, the agreement provided for BofA-North Carolina to pay 571,429 United States dollars to a GFHC branch bank account in the United States. We understand that the central claim of the Argentina Central Bank's indictment will be that GFHC's agreement with BofA was a transaction in which foreign currency was transferred, in essence, from Argentina to the United States in violation of applicable Argentina law.

If GFHC is found guilty of violating applicable Argentina currency exchange laws, as charged in the indictment, we would be liable to pay a fine of up to approximately 5.7 million United States dollars (i.e., ten times the amount of United States dollars allegedly transferred from Argentina) and could be prohibited for up to ten years from importing goods into, or exporting goods from, Argentina.

We note that BofA, which solicited GTECH to enter into the BofA Agreement, and approximately 20 other customers of BofA including several subsidiaries of large multi-national corporations, have been indicted in connection with transactions similar to the transaction outlined in the BofA Agreement. BofA explicitly represented to us in the BofA Agreement that the transaction described therein did not violate any Argentina law or regulation, and we believe that we took appropriate measures independent of this representation (including obtaining the opinion of local counsel) in advance of entering into the BofA Agreement to ascertain that this transaction was legal under applicable Argentina law.

We believe that we have good defenses to the claims made on the indictment, and we intend to vigorously defend ourselves in these proceedings. We do not believe that the outcome of this suit will have a material impact on our financial statements or business.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

COHEN SUIT

As previously reported, on August 7, 2002 we terminated without cause the employment of Howard S. Cohen, our former President and Chief Executive Officer. In March 2003, Mr. Cohen attempted to exercise options granted by us in April 2002 to purchase (on a pre-split adjusted basis) 450,000 shares of our Common Stock at a per-share exercise price of $23.30. The non-qualified stock option agreement entered into between Mr. Cohen and us respecting the April 2002 grant of options provides by its terms that, in the event that Mr. Cohen's employment was terminated without cause, options remaining exercisable must be exercised within six months from the date of termination (i.e., by February 7, 2003). Because Mr. Cohen had failed to exercise his April 2002 options within the term provided in the applicable stock option agreement, we did not permit Mr. Cohen to exercise these options. In May 2003, Mr. Cohen filed suit in Rhode Island Superior Court against us and the attorneys who had advised him in connection with the negotiation of his severance agreement, respecting his attempt to exercise the April 2002 stock options. The suit, captioned Howard S. Cohen v. GTECH Corporation, GTECH Holdings Corporation, Michael J. Tuchman, Levenfeld Pearlstein, Charlene F. Marant and Marant Enterprises Holdings LLC, alleges that: (i) we breached our agreements with Mr. Cohen in failing to allow him to exercise his April 2002 options; (ii) through fraud by us, or the mutual mistake of the parties, the April 2002 option grant does not reflect the intent of the parties, and (iii) we had a duty to advise Mr. Cohen of his mistaken belief (if such it was) as to the exercise term of the April 2002 options, and failed to so advise Mr. Cohen. Mr. Cohen also alleges that his attorneys had failed in their duty of care in misadvising him as to the correct period during which he could exercise his options, and, in addition, had practiced law in Rhode Island without a license in violation of applicable Rhode Island law. Mr. Cohen seeks damages against us and the other defendants in an amount of not less than 4.0 million United States dollars, plus interest, costs and reasonable attorneys fees. With respect to us, he also seeks an order reforming the terms of the April 2002 option grant to reflect the alleged intent of the parties with respect to the post-termination exercise term, and other equitable relief. Mr. Cohen also asks for a declaratory judgment construing our 2000 Omnibus Stock Option and Long Term Incentive Plan and Mr. Cohen's employment and severance agreements, as to the relevant option exercise period. We believe that we have good defenses to the claims made by Mr. Cohen in this lawsuit and we intend to vigorously defend ourselves in these proceedings. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit.

We also are subject to certain other legal proceedings and claims which management believes, on the basis of information presently available to it, will not materially adversely affect our consolidated financial position or results of operations.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - GUARANTEES AND INDEMNIFICATIONS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate they will do so. The following table provides information related to potential commitments at February 26, 2005:

                    Total potential
                      commitments
                    ---------------
                     (in thousands)
Performance bonds   $       208,144
Litigation bonds              6,782
All other bonds               4,302
                    ---------------
                    $       219,228
                    ===============

LOTTERY TECHNOLOGY SERVICES INVESTMENT CORPORATION

We have a 44% interest in Lottery Technology Services Investment Corporation (the "Holding Company"), which we account for using the equity method of accounting. The Holding Company's wholly owned subsidiary, Lottery Technology Services Corporation (the "Subsidiary"), provides equipment and services (which we supplied to the Subsidiary), to the Bank of Taipei. The Bank of Taipei holds the license to operate the Taiwan Public Welfare Lottery (the "Lottery"). On November 29, 2004, the Holding Company merged with the Subsidiary and the Subsidiary is the surviving company (the merged company is collectively referred to as "LTSC"). (See Note 23.)

In fiscal 2002, in order to assist LTSC with the financing they required to enable them to perform under their obligation to operate the Lottery, we guaranteed loans made to LTSC by an unrelated commercial lender. We did not receive any consideration in exchange for our guarantees on behalf of LTSC. Rather, these guarantees were issued in connection with the formation of LTSC. At February 28, 2004, the principal amount of loans that we guaranteed totaled $4.6 million. LTSC repaid all borrowings under the guaranteed loans in September 2004 and our guarantee expired in October 2004.

We recognize 56% of gross profit on product sales to LTSC and defer the remaining 44% as a result of our equity interest in LTSC. We recognize these deferrals ratably over the life of our contract with LTSC. At February 26, 2005 and February 28, 2004, deferred product gross profit totaling $2.0 million and $3.4 million, respectively, is included in Deferred Revenue and Advance Billings and Other Liabilities in our Consolidated Balance Sheets.

In fiscal 2002, we signed an agreement with Acer, Inc. ("Acer"), the partner that holds the remaining 56% interest in LTSC, which provides that in the event a third party lender to LTSC requires the guarantee of GTECH or Acer as a condition of making a loan to LTSC, we, along with Acer, will provide such a guarantee on reasonable terms. This potential guarantee is limited to 44% of any such third-party loan and would expire on December 31, 2006.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

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

TIMES SQUARED INCORPORATED

In December 1998, we guaranteed outstanding lease obligations of Times Squared Incorporated ("Times Squared") for which we received no monetary consideration. Our guarantee terminated in December 2004. The amount outstanding under the lease at February 28, 2004 was $2.3 million. Times Squared is a nonprofit corporation established to provide, among other things, secondary and high school level educational programs. Times Squared operates a Charter School for Engineering, Mathematics, Science and Technology in Providence, Rhode Island that serves inner city children who aspire to careers in the sciences and technology.

DELAWARE LLC

At February 28, 2004, we held a 50% interest in Gaming Entertainment (Delaware) L.L.C. ("GED"). GED is also owned 50% by a subsidiary of Full House Resorts, Inc. ("FHRI"). Pursuant to a 1995 management agreement ("Agreement"), GED manages a racino for Harrington Raceway, Inc. ("Harrington") and in return receives a percentage of gross revenues and operating profits as defined in the Agreement. Along with FHRI, we guaranteed the payment of all amounts due Harrington under the Agreement. The consideration we received in exchange for the guarantee was the equity earnings from our ownership in GED. During the first quarter of fiscal 2005, we sold our 50% interest in GED to Harrington for $11.8 million and recognized a gain of $10.9 million which was recorded in Other Income (Expense) in our Consolidated Income Statements. Our guarantee expired upon the sale of our 50% interest.

ATRONIC

In December 2004, we entered into an agreement to acquire a 50% controlling equity position in the Atronic group of companies ("Atronic") owned by the owners of the privately-held Gauselmann Group ("Gauselmann"). The remaining 50% of Atronic will be retained by the owners of Gauselmann. Atronic is a video slot machine manufacturer and also develops slot machine games and customized solutions for dynamic gaming operations. This transaction is contingent upon regulatory and gaming license approvals and other closing conditions, and is expected to be completed on December 31, 2006.

On March 24, 2005 (after the close of fiscal 2005), we guaranteed 50% of Atronic's obligations due under a Euro 50 million (approximately $65 million at the April 20, 2005 exchange rate) loan made by an unrelated commercial lender to Atronic (the "Agreement"). Our maximum liability under this guaranty is equal to the lesser of Euro 25 million (approximately $33 million at the April 20, 2005 exchange rate) or 50% of Atronic's outstanding obligations under the Agreement. The guarantee arose in connection with our planned acquisition of Atronic on December 31, 2006. We would be required to perform under the guaranty should Atronic fail to make any interest or principal payments in accordance with the terms and conditions of the Agreement. Our guarantee expires on April 26, 2010.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

LOXLEY GTECH PRIVATE LIMITED

We have a 49% interest in Loxley GTECH Private Limited Co. ("LGT"), which is accounted for using the equity method of accounting. LGT is a corporate joint venture that is expected to provide the online lottery system in Thailand. On March 29, 2005 (after the close of fiscal 2005), in order to assist LGT with obtaining the financing they require to enable them to perform under their anticipated obligation to operate the online lottery system in Thailand, we guaranteed, along with the other 51% shareholder in LGT, Baht 1.925 billion (approximately $49 million at the April 20, 2005 exchange rate) principal amount in loans and Baht 455 million (approximately $12 million at the April 20, 2005 exchange rate) in performance bonds and trade finance facilities made to LGT by an unrelated commercial lender (collectively the "Facilities"). We are jointly and severally liable with the other shareholder in LGT for this guarantee. We would be required to perform under the guaranty should LGT fail to make interest or principal payments in accordance with the terms and conditions of the Facilities. Our guarantee obligations will not commence until LGT enters into a definitive agreement with the government, which we currently expect will take place in the second quarter of fiscal 2006, and will terminate upon the start-up of the online lottery system in Thailand, which is currently expected to occur in the fourth quarter of fiscal 2006.

WORLD HEADQUARTERS FACILITY

Under our Master Contract with the State of Rhode Island, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the development of a new world headquarters facility in Providence, Rhode Island by December 31, 2006. We have entered into (i) a development agreement with US Real Estate Limited Partnership (the "Developer"), whereby the Developer will develop and own the facility; and (ii) an office lease with the Developer, whereby we will lease a portion of the facility from the Developer for 20 years. We also entered into (i) a 149 year ground lease with Capital Properties, Inc. (the "Ground Landlord") with respect to the land upon which the facility will be constructed; and (ii) a completion guarantee in favor of the Ground Landlord whereby we guaranteed the completion of the facility and the payment of the rent and real estate taxes under the ground lease until the completion of the facility. We have assigned the ground lease to the Developer but remain liable under the ground lease and the completion guarantee. Rent payable under the ground lease is currently $0.1 million per year. It is our position that our liability under the ground lease will expire upon completion of the facility. Upon completion of the facility, the Ground Landlord's recourse in the event of a default by the Developer under the ground lease is limited to the facility.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of, and changes in, other comprehensive loss are as follows:

                                        Foreign     Net Gain (Loss)     Unrealized     Treasury
                                        Currency     on Derivative      Gain (Loss)      Rate
                                      Translation     Instruments     on Investments     Lock       Total
                                      -----------   ---------------   --------------   --------   ---------
                                                              (Dollars in thousands)
Balance at February 23, 2002          $  (101,039)  $           174   $           50   $     --   $(100,815)
Changes during the year, net of tax         5,344                91             (108)        --       5,327
                                      -----------   ---------------   --------------   --------   ---------
Balance at February 22, 2003              (95,695)              265              (58)        --     (95,488)

Changes during the year, net of tax        26,418            (1,423)             (15)        --      24,980
                                      -----------   ---------------   --------------   --------   ---------
Balance at February 28, 2004              (69,277)           (1,158)             (73)        --     (70,508)

Changes during the year, net of tax        24,618               677               (2)     1,988      27,281
                                      -----------   ---------------   --------------   --------   ---------
Balance at February 26, 2005          $   (44,659)  $          (481)  $          (75)  $  1,988   $ (43,227)
                                      ===========   ===============   ==============   ========   =========

FOREIGN CURRENCY TRANSLATION

Our current contract with Caixa Economica Federal ("CEF"), the operator of Brazil's National Lottery and our second largest customer in fiscal 2005 based on annual revenues, is scheduled to expire in May 2005. We are currently involved in negotiations with CEF respecting the possible extension of the term of our current contract with CEF for the provision of goods and services by us after the scheduled termination date of our current contract. Foreign currency translation related to our operations in Brazil of $59.5 million (which is included in the $44.7 million at February 26, 2005 above), would be recorded as a charge to our consolidated income statement upon the expiration of our contract with CEF should we determine that the expiration of the CEF contract results in a substantial liquidation of our investment in Brazil. Refer to Note 14 for detailed disclosures regarding Brazilian legal proceedings.

NET GAIN (LOSS) ON DERIVATIVE INSTRUMENTS

The $0.5 million of net losses on derivative instruments at February 26, 2005 is expected to be reclassified to earnings within the next 12 months as the underlying transactions occur.

TREASURY RATE LOCK

The treasury rate lock of $2.0 million at February 26, 2005 represents the net amount of deferred gains we realized related to our agreements to lock in interest rates to hedge our 4.5% Senior Notes due December 2009 and our 5.25% Senior Notes due December 2014, against potential increases to interest rates prior to their issuance. The deferred gains are being amortized to interest expense over the life of the respective debt instrument.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46"). We were required to apply FIN 46 in our consolidated financial statements for periods ending after December 15, 2003 (our fiscal 2004 fourth quarter) for interests in variable interest entities that were considered to be special-purpose entities and for periods ending after March 15, 2004 (our fiscal 2005 first quarter) for all other types of variable interest entities. Earlier application was permitted.

FIN 46 addresses the consolidation of entities to which the usual condition of consolidation does not apply (ownership of a majority voting interest) and focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. FIN 46 concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest.

We determined that we are the primary beneficiary of the following variable interest entities and have consolidated these entities in accordance with FIN 46.

WEST GREENWICH TECHNOLOGY ASSOCIATES, L.P.

Prior to February 1, 2005, we had a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership was an unrelated third party. Prior to the third quarter of fiscal 2004, we accounted for the Partnership using the equity method of accounting. Beginning in the third quarter of fiscal 2004, we consolidated the Partnership in accordance with FIN 46 and as a result, we recorded our world headquarters facilities owned by the Partnership as an asset and the Partnership's loan as a liability in our consolidated financial statements. The consolidation of the Partnership increased balance sheet assets and liabilities by $30.0 million and $26.7 million, respectively, and resulted in a one-time, non-cash, after-tax gain of $3.3 million. The pre-tax gain of $5.3 million is recorded in Other Income (Expense) in our Consolidated Income Statements and not as a cumulative-effect adjustment because the gain is not material to our consolidated financial statements.

On February 1, 2005, we repaid the Partnership's loan and acquired the remaining 50% interest in the Partnership from the general partner.

AITKEN SPENCE GTECH PRIVATE LIMITED

We have a 50% interest in Aitken Spence GTECH Private Limited ("ASG"), a corporate joint venture that aids in the operation and management of the lottery in Sri Lanka. The other partner is an unrelated third party. In accordance with FIN 46, we consolidated ASG in the fourth quarter of fiscal 2005 which increased balance sheet assets and liabilities by $7.7 million and $5.1M, respectively. Our Company's investment in ASG (including loans) totaled approximately $4.0 million at February 26, 2005, representing our maximum exposure to loss. Any creditors of ASG do not have recourse against the general credit of the Company as a result of including ASG in our consolidated financial statements.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK-BASED COMPENSATION PLANS

We have various stock-based compensation plans whereby nonemployee members of our Board of Directors, officers and other key employees may receive grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance awards. We are authorized to grant up to 27,200,000 shares of common stock under these plans.

The stock options granted under these plans are to purchase our common stock at a price not less than fair market value at the date of grant. Stock options generally vest ratably over a four-year period from the date of grant and expire 10 years after the date of grant (unless an earlier expiration date is set at the time of grant) and are subject to possible earlier exercise and termination in certain circumstances. Beginning in fiscal 2005, stock options for Senior Staff Officers of our Company generally vest ratably over a four-year period beginning on the second anniversary date of the grant. Beginning in fiscal 2006, all stock options will generally vest ratably over a four-year period beginning on the second anniversary date of the grant.

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

A summary of stock option activity under the plans is as follows:

                                                             Fiscal Year Ended
                                   ---------------------------------------------------------------------
                                     February 26, 2005       February 28, 2004       February 22, 2003
                                   ---------------------   ---------------------   ---------------------
                                                Weighted                Weighted                Weighted
                                     Shares      Average     Shares      Average     Shares      Average
                                      under     Exercise      under     Exercise      under     Exercise
                                     Options      Price      Options      Price      Options      Price
                                   ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of year    8,675,900   $  10.52   10,703,852   $   8.32   10,420,752   $   6.78
Granted                             1,326,500      28.77    2,170,900      17.10    4,424,000      11.41
Exercised                          (1,517,784)      8.92   (3,259,352)      7.35   (2,556,900)      6.60
Forfeited                           (342,200)      17.28     (939,500)     11.68   (1,584,000)      9.62
                                   ----------              ----------              ----------
Outstanding at end of year          8,142,416      13.50    8,675,900      10.52   10,703,852       8.32
                                   ==========              ==========              ==========

Exercisable at end of year          4,448,240   $   9.23    3,927,000   $   8.60    5,100,852   $   8.19
                                   ==========              ==========              ==========

Exercise prices for stock options outstanding under the plans as of February 26, 2005 are summarized as follows:

                                                      Weighted Average
                                                  -----------------------                       Weighted
                                                    Remaining                                    Average
    Range of                        Options        Contractual   Exercise         Options       Exercise
 Exercise Prices                  Outstanding     Life (Years)     Price        Exercisable       Price
----------------                  -----------     ------------   --------       -----------     --------
$ 4.30 - $ 6.33                       890,890              5.2   $   5.12           890,890     $   5.12
$ 6.70 - $ 9.65                     2,216,500              6.2       7.63         1,799,500         7.83
$ 9.68 - $14.91                     2,189,500              7.2      11.57         1,479,000        11.87
$16.70 - $23.55                     1,673,026              8.2      17.21           271,350        17.10
$24.15 - $29.53                     1,172,500              9.1      29.32             7,500        27.11
                                  -----------                                   -----------
                                    8,142,416                                     4,448,240
                                  ===========                                   ===========

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK-BASED COMPENSATION PLANS (CONTINUED)

During fiscal 2005, 2004 and 2003, we awarded 219,350, 528,000 and 390,000 shares of restricted stock, respectively, to nonemployee members of our Board of Directors, officers and certain other key employees of our Company. Such shares had a weighted average fair value at the date of grant of $28, $18 and $11 per share, respectively. Recipients of restricted stock do not pay us any cash consideration for the shares. The fair value of the restricted stock award is being charged to expense over the vesting period. We recorded noncash charges to operations during fiscal 2005, 2004 and 2003 of $4.9 million, $3.3 million and $3.3 million, respectively, as compensation expense related to restricted stock.

During fiscal 2004, our Board of Directors approved the Senior Staff Officer Stock Ownership Plan (the "Plan"), whereby Senior Staff Officers of our Company are required to maintain ownership of our common stock equivalent to a percentage of their base salary. Fiscal 2004 was the first year of the Plan. By the end of year five of their participation in the Plan, our Chief Executive Officer will be required to attain common stock ownership equal to two times his base salary and all other Senior Staff Officers will be required to attain common stock ownership equal to one times their base salary. In order to satisfy the common stock ownership requirements, the Plan participants must own and hold vested and unencumbered shares of our common stock. At February 26, 2005, all Senior Staff Officers were in compliance with the Plan.

NOTE 19 - EMPLOYEE STOCK PURCHASE PLAN

On August 2, 2004, shareholders approved the GTECH Holdings Corporation 2004 Employee Stock Purchase Plan (the "ESPP"), which replaces the July 1998 Employee Stock Purchase Plan that expired on August 31, 2004. The ESPP provides that eligible employees may purchase shares of our common stock, through regular payroll deductions, of up to 10% of their base earnings. Substantially all employees are eligible to participate in the ESPP, with the exception of those employees who are 5% or more shareholders in our Company. The purchase price of our common stock is equal to 85% of the fair market value of the stock on the first or last trading day of the six-month offering period, whichever is lower. Employees may purchase shares of our common stock having a fair market value of up to $25,000 per calendar year. All shares of our common stock purchased must be retained for a period of one year. No compensation expense is currently recorded in connection with the ESPP. The ESPP expires upon the earlier of (i) July 31, 2008; (ii) early termination by the Board of Directors or; (iii) the date the treasury shares provided by the ESPP have been purchased. A total of 1,200,000 treasury shares were made available for purchase under the ESPP, of which 1,140,355 shares remain available for future purchase as of February 26, 2005.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - EMPLOYEE BENEFITS

At February 26, 2005, we had two defined contribution 401(k) retirement savings and profit sharing plans (the "Plans") covering substantially all employees in the United States and the Commonwealth of Puerto Rico. Under these Plans, an eligible employee may elect to defer receipt of a portion of base pay each year. We contribute this amount on the employee's behalf to the Plans and also make a matching contribution.

For periods prior to March 1, 2003, our matching contributions were equal to 100% on the first 3% and 50% on the next 2% that the employee elected to defer, up to a maximum matching contribution of 4% of the employee's base pay. Effective March 1, 2003, the matching contribution was changed to 100% on the first 3% that the employee elects to defer, up to a maximum matching contribution of 3% of the employee's base pay. Employees are fully vested at all times in the amounts they defer and in any earnings on these contributions. Employees are fully vested in the Company's matching contributions, profit sharing and any earnings on these contributions on the first anniversary of their date of hire. Benefits under the Plans will generally be paid to participants upon retirement or in certain other limited circumstances.

At our discretion, we have contributed additional amounts to the Plans on behalf of employees based upon our profits for a given fiscal year. Beginning in fiscal 2005, we discontinued the payment of profit sharing contributions.

Prior to fiscal 2005, we had a defined contribution Supplemental Retirement Plan (the "SRP") that provided additional retirement benefits to certain key employees. At our discretion, we contributed additional amounts to the SRP on behalf of such key employees equal to the percentage of profit sharing contributions contributed to the Plans for the calendar year multiplied by the key employees' compensation (as defined by the SRP) for such year. Beginning in fiscal 2005, we discontinued the payment of additional retirement benefits.

In fiscal 2005, 2004, and 2003, we recorded expense under the plans and the SRP of $3.4 million, $7.3 million and $9.6 million, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                                                         Fiscal Year Ended
                                                     ---------------------------------------------------------
                                                     February 26, 2005   February 28, 2004   February 22, 2003
                                                     -----------------   -----------------   -----------------
                                                              (In thousands, except per share amounts)
NUMERATOR:
   Net income (Numerator for basic earnings
      per share)                                     $         196,394   $         183,200   $         142,021

Effect of dilutive securities:
   Interest expense on 1.75% Convertible
      Debentures, net of tax                                     2,125               2,126               2,056
                                                     -----------------   -----------------   -----------------
Numerator for diluted earnings per share             $         198,519   $         185,326   $         144,077
                                                     =================   =================   =================

DENOMINATOR:
   Denominator for basic earnings per share-
      weighted average shares                                  116,739             116,464             114,162

Effect of dilutive securities:
   1.75% Convertible Debentures                                 12,727              12,727              12,727
   Employee stock options                                        2,859               3,158               2,438
   Unvested stock awards and employee stock
      purchase plan shares                                         234                 276                 182
                                                     -----------------   -----------------   -----------------
         Dilutive potential common shares                       15,820              16,161              15,347

Denominator for diluted earnings per share-
   adjusted weighted-average shares and
   assumed conversions                                         132,559             132,625             129,509
                                                     =================   =================   =================

Basic earnings per share                             $            1.68   $            1.57   $            1.24
                                                     =================   =================   =================

Diluted earnings per share                           $            1.50   $            1.40   $            1.11
                                                     =================   =================   =================

Our 1.75% Convertible Debentures ("Debentures") are convertible at the option of the holder into shares of our common stock at an initial conversion rate of
72.7272 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.75 per share. The Debentures become convertible when, among other circumstances, the closing price of our common stock is more than 120% of the conversion price (approximately $16.50 per share) for at least 20 out of 30 consecutive trading days prior to the date of surrender for conversion. There are a total of 12.7 million shares issuable upon the conversion of the Debentures. The Debentures were convertible for all 251 trading days in fiscal 2005, 209 out of 256 trading days in fiscal 2004, and were not convertible for any trading days in fiscal 2003.

For all periods presented, we have adopted the provisions of EITF 04-8, which requires the inclusion of all 12.7 million shares underlying our Debentures in prior periods' diluted earnings per share computations, if dilutive, regardless of whether the conversion requirements have been met. The adoption of EITF 04-8 resulted in a decrease to diluted earnings per share of $0.02 and $0.10 in fiscal 2004 and 2003, respectively.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - EARNINGS PER SHARE (CONTINUED)

Included in stock options outstanding are options to purchase 1,286,000, 492,000 and 1,138,000 shares of common stock at February 26, 2005, February 28, 2004 and February 22, 2003, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE 22 - INCOME TAXES

Income before income taxes is based on the geographical contract source of income (rather than the location where the income is taxed) and consists of the following:

                                                                           Fiscal Year Ended
                                                       ---------------------------------------------------------
                                                       February 26, 2005   February 28, 2004   February 22, 2003
                                                       -----------------   -----------------   -----------------
                                                                         (Dollars in thousands)
United States                                          $          24,466   $          37,355   $          34,506
Foreign                                                          281,920             253,439             194,560
                                                       -----------------   -----------------   -----------------
                                                       $         306,386   $         290,794   $         229,066
                                                       =================   =================   =================

Significant components of the provision for income taxes were as follows:

                                                                            Fiscal Year Ended
                                                        ---------------------------------------------------------
                                                        February 26, 2005   February 28, 2004   February 22, 2003
                                                        -----------------   -----------------   -----------------
                                                                          (Dollars in thousands)
Current:
   Federal                                              $          12,254   $          (4,145)  $          45,787
   State                                                            6,892               5,877               4,905
   Foreign                                                         56,106              46,405              37,920
                                                        -----------------   -----------------   -----------------
      Total Current                                                75,252              48,137              88,612
                                                        -----------------   -----------------   -----------------
Deferred:
   Federal                                              $          44,007   $          58,510   $           3,499
   State                                                            2,532               3,049                 398
   Foreign                                                        (11,799)             (2,102)             (5,464)
                                                        -----------------   -----------------   -----------------
      Total Deferred                                               34,740              59,457              (1,567)
                                                        -----------------   -----------------   -----------------
         Total Provision                                $         109,992   $         107,594   $          87,045
                                                        =================   =================   =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

                                                        February 26, 2005   February 28, 2004
                                                        -----------------   -----------------
                                                                (Dollars in thousands)
Deferred tax assets:
   Accruals not currently deductible for tax purposes   $          21,933   $          24,681
   Tax credit carryforward                                         13,658                  --
   Cash collected in excess of revenue recognized                   9,952               8,846
   Depreciation                                                     7,832               7,543
   Inventory reserves                                               5,471               5,949
   Foreign net operating losses                                     1,682                  --
   Interest rate swap gain                                            736               3,955
   Other                                                            9,677              10,380
                                                        -----------------   -----------------
                                                                   70,941              61,354
   Valuation allowance for deferred tax assets                     (1,682)                 --
                                                        -----------------   -----------------
Deferred tax assets, net of valuation allowance                    69,259              61,354

Deferred tax liabilities:
   Depreciation                                                  (111,165)            (75,682)
   Acquired intangible assets                                     (15,333)                 --
   Contingent interest on convertible debt                        (11,371)             (7,310)
   Other                                                           (5,965)             (5,685)
                                                        -----------------   -----------------
                                                                 (143,834)            (88,677)
                                                        -----------------   -----------------
Net deferred tax liabilities                            $         (74,575)  $         (27,323)
                                                        =================   =================

At February 26, 2005, we had non-U.S. net operating loss carryforwards for income tax purposes of $4.9 million that expire at various dates through 2025.

A valuation allowance at February 26, 2005 of $1.7 million has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of the deferred tax assets. The valuation allowance is related to the non-U.S. net operating loss carryforwards.

Undistributed earnings of foreign subsidiaries amounted to $109.1 million at February 26, 2005. If these earnings had been remitted, no additional tax cost would have been incurred because of the availability of foreign tax credits. The earnings reflect full provision for foreign income taxes and are intended to be indefinitely reinvested in foreign operations.

The effective income tax rate on income before income taxes differed from the statutory federal income tax rate for the following reasons:

                                                                            Fiscal Year Ended
                                                        ---------------------------------------------------------
                                                        February 26, 2005   February 28, 2004   February 22, 2003
                                                        -----------------   -----------------   -----------------
Federal income tax using statutory rate                              35.0%               35.0%               35.0%
State taxes, net of federal benefit                                   2.0                 2.0                 1.5
Nondeductible expenses                                                0.4                 0.4                 0.5
Tax credits                                                          (0.5)               (0.3)               (0.7)
Other                                                                (1.0)               (0.1)                1.7
                                                        -----------------   -----------------   -----------------
                                                                     35.9%               37.0%               38.0%
                                                        =================   =================   =================

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - TRANSACTIONS WITH RELATED PARTIES

Receivables from related parties, which are included in Trade Accounts Receivable in our Consolidated Balance Sheets, are as follows:

                                                           February 26, 2005           February 28, 2004
                                                           -----------------           -----------------
                                                                      (Dollars in thousands)
Lottery Technology Services Corporation                    $           2,693           $           2,699
Uthingo Management Proprietary Limited                                 1,641                       2,827
Lottery Technology Enterprises                                           298                         462
Wireless Business Solutions (Proprietary) Limited                         35                          --
                                                           -----------------           -----------------
                                                           $           4,667           $           5,988
                                                           =================           =================

LOTTERY TECHNOLOGY SERVICES CORPORATION

We have a 44% interest in Lottery Technology Services Investment Corporation (the "Holding Company"), which we account for using the equity method of accounting. The Holding Company's wholly owned subsidiary, Lottery Technology Services Corporation (the "Subsidiary"), provides equipment and services (which we supplied to the Subsidiary), to the Bank of Taipei. The Bank of Taipei holds the license to operate the Taiwan Public Welfare Lottery. On November 29, 2004, the Holding Company merged with the Subsidiary and the Subsidiary is the surviving company (the merged company is collectively referred to as "LTSC").

Sales of products to, and service revenues from LTSC were $27.8 million, $27.8 million and $8.5 million in fiscal 2005, 2004 and 2003 respectively. We recognize 56% of gross profit on product sales to LTSC and defer the remaining 44% as a result of our equity interest in LTSC. We recognize these deferrals ratably over the life of our contract with LTSC. At February 26, 2005 and February 28, 2004, deferred product gross profit totaling $2.0 million and $3.4 million, respectively, is included in Deferred Revenue and Advance Billings and Other Liabilities in our Consolidated Balance Sheets.

UTHINGO MANAGEMENT PROPRIETARY LIMITED

We have a 10% interest in Uthingo Management Proprietary Limited ("Uthingo"), which is accounted for using the equity method of accounting. Uthingo is a corporate joint venture that holds the license to operate the South African National Lottery. Sales of products to, and service revenues from Uthingo were $18.7 million, $19.8 million and $18.0 million in fiscal 2005, 2004 and 2003, respectively.

LOTTERY TECHNOLOGY ENTERPRISES

We have a 1% interest in Lottery Technology Enterprises ("LTE"), a joint venture between us and District Enterprise for Lottery Technology Applications of Washington, D.C. LTE holds a 10-year contract (which expires in November 2009) with the District of Columbia Lottery and Charitable Games Control Board. Service revenues from LTE were $3.8 million, $3.4 million and $3.0 million in fiscal 2005, 2004 and 2003, respectively.

WIRELESS BUSINESS SOLUTIONS (PROPRIETARY) LIMITED

We have a 40% interest in Wireless Business Solutions (Proprietary) Limited ("WBS"), an entity that holds a national mobile data telecommunications license issued by the South African government and is the telecommunications provider to Uthingo. In fiscal 2005, we determined that we no longer had a controlling interest in WBS that would require consolidation in our financial statements due principally to the expiration of our guarantee of loans made by an unrelated commercial lender to WBS. In addition, we evaluated whether we should continue to consolidate WBS in accordance with FIN 46 and concluded consolidation was not appropriate because WBS meets the business exemption under FIN 46. Consequently, we account for WBS using the equity method of accounting. Sales of products to, and service revenues from WBS were $0.4 million in fiscal 2005.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

WEST GREENWICH TECHNOLOGY ASSOCIATES, L .P.

Prior to February 1, 2005, we had a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the "Partnership"), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. Prior to the third quarter of fiscal 2004, we accounted for the Partnership using the equity method of accounting. Beginning in the third quarter of fiscal 2004, we consolidated the Partnership in accordance with FIN 46 and as a result, we recorded our world headquarters facilities owned by the Partnership as an asset and the Partnership's loan as a liability in our consolidated financial statements. On February 1, 2005, we repaid the Partnership's loan and acquired the remaining 50% interest in the Partnership from the general partner.

LOXLEY GTECH PRIVATE LIMITED

We have a 49% interest in Loxley GTECH Private Limited Co. ("LGT"), which is accounted for using the equity method of accounting. LGT is a corporate joint venture that is expected to provide the online lottery system in Thailand. There were no sales of products to, or service revenues from LGT during fiscal 2005, 2004 or 2003.

SPELPARKEN

We have a 19% interest in Spelparken which is accounted for using the equity method of accounting. Spelparken is a corporate joint venture that will provide internet gaming related activities in Sweden. There were no sales of products to, or service revenues from Spelparken during fiscal 2005, 2004 or 2003.

ITALY (COGETECH SPA)

We have a 35% interest in Cogetech SPA which is accounted for using the equity method of accounting. Cogetech SPA is a corporate joint venture that operates a communications network and related central computer system linking gaming machines in Italy. There were no sales of products to Cogetech SPA during fiscal 2005, 2004 or 2003. We have deferred approximately $0.4 million of service revenue during fiscal 2005, which will be recognized as collected in fiscal 2006.

DELAWARE LLC

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

NOTE 24 - LEASES

We lease certain facilities, equipment and vehicles under noncancelable operating leases that expire at various dates through fiscal 2015. Certain of these leases have escalation clauses and renewal options. We are required to pay all maintenance costs, taxes and insurance premiums relating to our leased assets.

Future minimum lease payments for noncancelable operating leases with initial lease terms in excess of one year at February 26, 2005 were as follows:

                                    Lease
Fiscal Year                       Payments
-----------                    --------------
                               (in thousands)
2006                           $       20,572
2007                                   15,362
2008                                    7,385
2009                                    4,956
2010                                    3,892
Thereafter                              4,326
                               --------------
Total minimum lease payments   $       56,493
                               ==============

Rental expense for operating leases was $32.1 million, $27.9 million and $26.4 million for fiscal 2005, 2004, and 2003, respectively.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 - BUSINESS SEGMENT AND GEOGRAPHIC DATA

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

The Company's geographic data, based on the location of the customer, is summarized below:

                                                               Fiscal Year Ended
                                           ---------------------------------------------------------
                                           February 26, 2005   February 28, 2004   February 22, 2003
                                           -----------------   -----------------   -----------------
                                                            (Dollars in thousands)
Revenues from external sources:
   United States                           $         599,914   $         531,776   $         496,908
   Brazil                                             93,084             106,913             100,371
   United Kingdom                                     68,702              85,595              54,824
   Poland                                             68,499              47,116              23,766
   Other foreign                                     427,036             279,930             302,921
                                           -----------------   -----------------   -----------------
                                           $       1,257,235   $       1,051,330   $         978,790
                                           =================   =================   =================

                                                                Fiscal Year Ended
                                            ---------------------------------------------------------
                                            February 26, 2005   February 28, 2004   February 22, 2003
                                            -----------------   -----------------   -----------------
                                                             (Dollars in thousands)
Systems, equipment and other assets
   relating to contracts, net:
   United States                            $         587,595   $         482,118   $         298,732
   Poland                                              40,857              27,032              14,787
   Other foreign                                       91,986              82,212              97,392
                                            -----------------   -----------------   -----------------
                                            $         720,438   $         591,362   $         410,911
                                            =================   =================   =================

There were no customers that accounted for more than 10% of our consolidated revenues in fiscal 2005, 2004 or 2003.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 - SUBSEQUENT EVENTS

DEVELOPMENTS IN BRAZIL

A June 25, 2004 ruling (the "Ruling") in a civil action initiated by federal attorneys with Brazil's Public Ministry had the effect in fiscal 2005 of materially reducing payments that we otherwise would have received from our lottery contract with Caixa Economica Federal ("CEF"), our customer and the operator of Brazil's National Lottery, which expires in May 2005. The Ruling ordered that 30% of payments subsequent to the Ruling due to GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil") from CEF, be withheld and deposited in an account maintained by the Court. As of February 26, 2005, the total amount withheld and deposited in an account maintained by the Court was approximately 68 million Brazilian reals, or $26 million. In fiscal 2005, we did not recognize service revenues for the payments that were withheld from GTECH Brazil, as realization of these amounts was not reasonably assured.

In July 2004 we filed an appeal of the Ruling and in March 2005 (after the close of fiscal 2005), an appellate court decision ordered that the withholding be discontinued and that all funds currently held in escrow in excess of 40 million Brazilian reals be returned to us, which amounts to $11 million of the $26 million withheld as of February 26, 2005. We received and recognized these funds as service revenue on April 13, 2005. In addition, the Ruling ordered that all assets of GTECH Brazil be identified to the Court so as to prevent their transfer or disposition, a requirement that was also subsequently reversed by the appellate court decision in March 2005. Refer to Note 14 for detailed disclosures regarding this matter.

ATRONIC

In December 2004, we entered into an agreement to acquire a 50% controlling equity position in the Atronic group of companies ("Atronic") owned by the owners of the privately-held Gauselmann Group ("Gauselmann"). The remaining 50% of Atronic will be retained by the owners of Gauselmann. Atronic is a video slot machine manufacturer and also develops slot machine games and customized solutions for dynamic gaming operations. This transaction is contingent upon regulatory and gaming license approvals and other closing conditions, and is expected to be completed on December 31, 2006.

On March 24, 2005, we guaranteed 50% of Atronic's obligations due under a Euro 50 million (approximately $65 million at the April 20, 2005 exchange rate) loan made by an unrelated commercial lender to Atronic (the "Agreement"). Our maximum liability under this guaranty is equal to the lesser of Euro 25 million (approximately $33 million at the April 20, 2005 exchange rate) or 50% of Atronic's outstanding obligations under the Agreement. The guarantee arose in connection with our planned acquisition of Atronic on December 31, 2006. We would be required to perform under the guaranty should Atronic fail to make any interest or principal payments in accordance with the terms and conditions of the Agreement. Our guarantee expires on April 26, 2010.

LOXLEY GTECH PRIVATE LIMITED

We have a 49% interest in Loxley GTECH Private Limited Co. ("LGT"), which is accounted for using the equity method of accounting. LGT is a corporate joint venture that is expected to provide the online lottery system in Thailand. On March 29, 2005, in order to assist LGT with obtaining the financing they require to enable them to perform under their anticipated obligation to operate the online lottery system in Thailand, we guaranteed, along with the other 51% shareholder in LGT, Baht 1.925 billion (approximately $49 million at the April 20, 2005 exchange rate) principal amount in loans and Baht 455 million (approximately $12 million at the April 20, 2005 exchange rate) in performance bonds and trade finance facilities made to LGT by an unrelated commercial lender (collectively the "Facilities"). We are jointly and severally liable with the other shareholder in LGT for this guarantee. We would be required to perform under the guaranty should LGT fail to make interest or principal payments in accordance with the terms and conditions of the Facilities. Our guarantee obligations will not commence until LGT enters into a definitive agreement with the government, which we currently expect will take place in the second quarter of fiscal 2006, and will terminate upon the start-up of the online lottery system in Thailand, which is currently expected to occur in the fourth quarter of fiscal 2006.

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is summarized as follows:

                                                                      Fiscal Year Ended
                                                  ---------------------------------------------------------
                                                  February 26, 2005   February 28, 2004   February 22, 2003
                                                  -----------------   -----------------   -----------------
                                                                    (Dollars in thousands)
Income taxes paid                                 $          67,677   $          66,729   $          76,944
Interest paid, net of
   amounts capitalized                                       16,412               5,725              11,266
Income tax refunds                                          (10,465)             (1,995)             (1,901)

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. Non-cash activities are summarized as follows:

                                                                      Fiscal Year Ended
                                                  ---------------------------------------------------------
                                                  February 26, 2005   February 28, 2004   February 22, 2003
                                                  -----------------   -----------------   -----------------
                                                                    (Dollars in thousands)
Non-cash investment related to our new world
   headquarters facility in Providence, RI        $           6,604   $              --   $              --
Treasury shares issued under stock award plans                3,139               2,437               3,508
Issuance of 1,435,130 shares of Holding
   common stock in connection with the
   acquisition of Interlott Technologies, Inc.                   --              30,834                  --

NOTE 28 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

On December 18, 2001, Holdings (the "Parent Company") issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures due December 15, 2021 (the "Debentures"). On October 9, 2003, the Parent Company issued, in a private placement, $250 million principal amount of 4.75% Senior Notes due October 15, 2010, all of which were subsequently exchanged for 4.75% Senior Notes due October 15, 2010 registered under the Securities Act of 1933 and on November 16, 2004, the Parent Company issued $150 million principal amount of 4.75% Senior Notes due December 1, 2009 and $150 million principal amount of 5.75% Senior Notes due December 1, 2014 (collectively, the "Senior Notes"). The Debentures and Senior Notes are unsecured and unsubordinated obligations of the Parent Company that are jointly and severally, fully and unconditionally guaranteed by GTECH and two of its wholly owned subsidiaries:
GTECH Rhode Island Corporation and GTECH Latin America Corporation (collectively with GTECH, the "Guarantor Subsidiaries"). Condensed consolidating financial information is presented below.

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

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets
February 26, 2005

                                             Parent        Guarantor      Non-Guarantor     Eliminating
                                             Company     Subsidiaries      Subsidiaries       Entries       Consolidated
                                            --------     ------------     -------------     -----------     ------------
                                                                       (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                $     --     $     23,020     $      71,426     $        --     $     94,446
   Investment securities
      available-for-sale                          --          196,825                --              --          196,825
   Trade accounts receivable, net                 --           82,212            86,494              --          168,706
   Due from subsidiaries and affiliates           --           53,345                --         (53,345)              --
   Sales-type lease receivables                   --            3,215               246              --            3,461
   Refundable performance deposit                 --               --             8,000              --            8,000
   Inventories                                    --           30,387            34,366          (3,618)          61,135
   Deferred income taxes                          --           14,030            17,405              --           31,435
   Other current assets                           --            6,669            19,977              --           26,646
                                            --------     ------------     -------------     -----------     ------------
      Total Current Assets                        --          409,703           237,914         (56,963)         590,654
Systems, Equipment and Other
   Assets Relating to Contracts, net              --          616,204           118,436         (14,202)         720,438
Investment in Subsidiaries and
   Affiliates                                655,768          448,499                --      (1,104,267)              --
Goodwill, net                                     --          115,981           215,041              --          331,022
Property, Plant and Equipment, net                --           40,120            34,438              --           74,558
Intangible Assets, net                            --           22,157            48,682              --           70,839
Refundable Performance Deposit                    --               --            12,000              --           12,000
Sales-Type Lease Receivables                      --            4,681                75              --            4,756
Other Assets                                      --           28,209            22,665              --           50,874
                                            --------     ------------     -------------     -----------     ------------
      Total Assets                          $655,768     $  1,685,554     $     689,251     $(1,175,432)    $  1,855,141
                                            ========     ============     =============     ===========     ============
Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                         $     --     $     41,525     $      57,709     $        --     $     99,234
   Due to subsidiaries and affiliates             --               --            53,345         (53,345)              --
   Accrued expenses                               --           29,277            24,950              --           54,227
   Employee compensation                          --           13,252             8,610              --           21,862
   Advance payments from customers                --            8,113            34,752              --           42,865
   Deferred revenue and advance billings          --           11,369            18,336              --           29,705
   Income taxes payable                           --           11,902             4,597              --           16,499
   Taxes other than income taxes                  --            7,688             8,884              --           16,572
   Short-term borrowings                          --               --               334              --              334
   Current portion of long-term debt              --               --             2,476              --            2,476
                                            --------     ------------     -------------     -----------     ------------
      Total Current Liabilities                   --          123,126           213,993         (53,345)         283,774
Long-Term Debt, less current
   portion                                        --          723,539             2,790              --          726,329
Other Liabilities                                 --           64,035            19,225              --           83,260
Deferred Income Taxes                             --          101,266             4,744              --          106,010
Shareholders' Equity                         655,768          673,588           448,499      (1,122,087)         655,768
                                            --------     ------------     -------------     -----------     ------------
      Total Liabilities and
         Shareholders' Equity               $655,768     $  1,685,554     $     689,251     $(1,175,432)    $  1,855,141
                                            ========     ============     =============     ===========     ============

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheets
February 28, 2004

                                           Parent        Guarantor      Non-Guarantor     Eliminating
                                           Company     Subsidiaries      Subsidiaries       Entries       Consolidated
                                          --------     ------------     -------------     -----------     ------------
                                                                     (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents              $     --     $     68,956     $      60,383     $        --     $    129,339
   Investment securities
      available-for-sale                        --          221,850                --              --          221,850
   Trade accounts receivable, net               --           75,590            43,312              --          118,902
   Due from subsidiaries and affiliates         --           49,168                --         (49,168)              --
   Sales-type lease receivables                 --            3,967             3,738              --            7,705
   Inventories                                  --           52,697            29,943          (5,856)          76,784
   Deferred income taxes                        --           30,254             4,142              --           34,396
   Other current assets                         --            5,481            18,945              --           24,426
                                          --------     ------------     -------------     -----------     ------------
      Total Current Assets                      --          507,963           160,463         (55,024)         613,402

Systems, Equipment and Other
   Assets Relating to Contracts, net            --          518,976            80,111          (7,725)         591,362
Investment in Subsidiaries and
   Affiliates                              562,289          162,788                --        (725,077)              --
Goodwill, net                                   --          115,965            72,647              --          188,612
Property, Plant and Equipment, net              --           28,543            29,033              --           57,576
Intangible Assets, net                          --           21,850             6,381              --           28,231
Refundable Performance Deposit                  --               --            20,000              --           20,000
Sales-Type Lease Receivables                    --            8,125             9,528              --           17,653
Other Assets                                    --           20,822            21,473              --           42,295
                                          --------     ------------     -------------     -----------     ------------
      Total Assets                        $562,289     $  1,385,032     $     399,636     $  (787,826)    $  1,559,131
                                          --------     ------------     -------------     -----------     ------------

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                       $     --     $     54,967     $    $ 25,037     $        --     $     80,004
   Due to subsidiaries and affiliates           --               --            49,168         (49,168)              --
   Accrued expenses                             --           32,041            15,387              --           47,428
   Employee compensation                        --           29,256             4,725              --           33,981
   Advance payments from customers              --           45,648            58,480              --          104,128
   Deferred revenue and advance
      billings                                  --            8,282             6,177              --           14,459
   Income taxes payable                         --            4,419             7,975              --           12,394
   Taxes other than income taxes                --            8,643            10,816              --           19,459
   Current portion of long-term debt            --          100,886             5,433              --          106,319
                                          --------     ------------     -------------     -----------     ------------
      Total Current Liabilities                 --          284,142           183,198         (49,168)         418,172
Long-Term Debt, less current
   portion                                      --          430,652            32,563              --          463,215
Other Liabilities                               --           36,526            17,210              --           53,736
Deferred Income Taxes                           --           57,842             3,877              --           61,719
Shareholders' Equity                       562,289          575,870           162,788        (738,658)         562,289
                                          --------     ------------     -------------     -----------     ------------
      Total Liabilities and
         Shareholders' Equity             $562,289     $  1,385,032     $     399,636     $  (787,826)    $  1,559,131
                                          ========     ============     =============     ===========     ============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 26, 2005

                                      Parent        Guarantor      Non-Guarantor     Eliminating
                                      Company     Subsidiaries      Subsidiaries       Entries       Consolidated
                                     --------     ------------     -------------     -----------     ------------
                                                                (Dollars in thousands)
Revenues:
   Services                          $     --     $    718,920     $     298,763     $        --     $  1,017,683
   Sales of products                       --          105,848           133,704              --          239,552
   Intercompany sales and fees             --           95,463            63,651        (159,114)              --
                                     --------     ------------     -------------     -----------     ------------
                                           --          920,231           496,118        (159,114)       1,257,235
Costs and expenses:
   Costs of services                       --          417,553           202,522          (3,442)         616,633
   Costs of sales                          --           56,515           101,472             (13)         157,974
   Intercompany cost of sales
      and fees                             --          103,009            22,008        (125,017)              --
                                     --------     ------------     -------------     -----------     ------------
                                           --          577,077           326,002        (128,472)         774,607
                                     --------     ------------     -------------     -----------     ------------

Gross profit                               --          343,154           170,116         (30,642)         482,628

Selling, general & administrative          --           76,904            40,349              --          117,253
Research and development                   --           34,482            18,077              --           52,559
                                     --------     ------------     -------------     -----------     ------------
      Operating expenses                   --          111,386            58,426              --          169,812
                                     --------     ------------     -------------     -----------     ------------

Operating income                           --          231,768           111,690         (30,642)         312,816

Other income (expense):

      Interest income                      --            2,137             2,478              --            4,615
      Equity in earnings of
         unconsolidated affiliates         --            2,891               (79)             --            2,812
      Equity in earnings of
         consolidated affiliates      196,394           74,146                --        (270,540)              --
      Other income                         --            2,571             2,785              --            5,356
      Interest expense                     --          (17,922)           (1,291)             --          (19,213)
                                     --------     ------------     -------------     -----------     ------------
                                      196,394           63,823             3,893        (270,540)          (6,430)
                                     --------     ------------     -------------     -----------     ------------

Income before income taxes            196,394          295,591           115,583        (301,182)         306,386

Income taxes                               --          105,969            41,437         (37,414)         109,992
                                     --------     ------------     -------------     -----------     ------------
Net income                           $196,394     $    189,622     $      74,146     $  (263,768)    $    196,394
                                     ========     ============     =============     ===========     ============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 28, 2004

                                      Parent      Guarantor    Non-Guarantor   Eliminating
                                      Company   Subsidiaries    Subsidiaries     Entries     Consolidated
                                     --------   ------------   -------------   -----------   ------------
                                                            (Dollars in thousands)
Revenues:
   Services                          $     --   $    684,299   $     273,172   $        --   $    957,471
   Sales of products                       --         40,643          53,216            --         93,859
   Intercompany sales and fees             --        101,932          47,881      (149,813)            --
                                     --------   ------------   -------------   -----------   ------------
                                           --        826,874         374,269      (149,813)     1,051,330
Costs and expenses:
   Costs of services                       --        372,109         169,451        (3,721)       537,839
   Costs of sales                          --         21,433          37,856           (63)        59,226
   Intercompany cost of sales
      and fees                             --        100,111          20,865      (120,976)            --
                                     --------   ------------   -------------   -----------   ------------
                                           --        493,653         228,172      (124,760)       597,065
                                     --------   ------------   -------------   -----------   ------------

Gross profit                               --        333,221         146,097       (25,053)       454,265

Selling, general & administrative          --         75,213          33,879            --        109,092
Research and development                   --         39,530          17,788            --         57,318
                                     --------   ------------   -------------   -----------   ------------
      Operating expenses                   --        114,743          51,667            --        166,410
                                     --------   ------------   -------------   -----------   ------------

Operating income                           --        218,478          94,430       (25,053)      287,855

Other income (expense):

      Interest income                      --          1,882           3,851            --          5,733
      Equity in earnings of
         unconsolidated affiliates         --          2,038           4,198            --          6,236
      Equity in earnings of
         consolidated affiliates      183,200         61,334              --      (244,534)            --
      Other income (expense)               --          5,817          (3,928)           --          1,889
      Interest expense                     --         (9,724)         (1,195)           --        (10,919)
                                     --------   ------------   -------------   -----------   ------------
                                      183,200         61,347           2,926      (244,534)         2,939
                                     --------   ------------   -------------   -----------   ------------

Income before income taxes            183,200        279,825          97,356      (269,587)       290,794

Income taxes                               --        103,535          36,022       (31,963)       107,594
                                     --------   ------------   -------------   -----------   ------------
Net income                           $183,200   $    176,290   $      61,334   $  (237,624)  $    183,200
                                     ========   ============   =============   ===========   ============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Income Statements
Fiscal Year Ended February 22, 2003

                                     Parent      Guarantor    Non-Guarantor   Eliminating
                                     Company   Subsidiaries    Subsidiaries     Entries     Consolidated
                                    --------   ------------   -------------   -----------   ------------
                                                           (Dollars in thousands)
Revenues:
   Services                         $     --   $    658,815   $     210,081   $        --   $    868,896
   Sales of products                      --         58,310          51,584            --        109,894
   Intercompany sales and fees            --         96,058          58,756      (154,814)            --
                                    --------   ------------   -------------   -----------   ------------
                                          --        813,183         320,421      (154,814)       978,790
Costs and expenses:
   Costs of services                      --        383,256         177,663       (25,878)       535,041
   Costs of sales                         --         49,578          29,799          (434)        78,943
   Intercompany cost of sales
      and fees                            --         65,446          21,671       (87,117)            --
                                    --------   ------------   -------------   -----------   ------------
                                          --        498,280         229,133      (113,429)       613,984
                                    --------   ------------   -------------   -----------   ------------

Gross profit                              --        314,903          91,288       (41,385)       364,806

Selling, general & administrative         --         70,434          25,696            --         96,130
Research and development                  --         31,391          11,461            --         42,852
Special charge (credit)                   --         (1,121)             --            --         (1,121)
                                    --------   ------------   -------------   -----------   ------------
      Operating expenses                  --        100,704          37,157            --        137,861
                                    --------   ------------   -------------   -----------   ------------

Operating income                          --        214,199          54,131       (41,385)       226,945

Other income (expense):
      Interest income                     --          1,597           2,240            --          3,837
      Equity in earnings of
         unconsolidated affiliates        --          3,499           3,877            --          7,376
      Equity in earnings of
         consolidated affiliates     142,021         40,991              --      (183,012)            --
   Other income (expense)                 --         (5,930)          8,105            --          2,175
   Interest expense                       --         (9,028)         (2,239)           --        (11,267)
                                    --------   ------------   -------------   -----------   ------------
                                     142,021         31,129          11,983      (183,012)         2,121
                                    --------   ------------   -------------   -----------   ------------
Income before income taxes           142,021        245,328          66,114      (224,397)       229,066

Income taxes                              --         93,225          25,123       (31,303)        87,045
                                    --------   ------------   -------------   -----------   ------------
Net income                          $142,021   $    152,103   $      40,991   $  (193,094)  $    142,021
                                    ========   ============   =============   ===========   ============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 26, 2005

                                           Parent      Guarantor    Non-Guarantor   Eliminating
                                          Company    Subsidiaries    Subsidiaries     Entries     Consolidated
                                         ---------   ------------   -------------   -----------   ------------
                                                                 (Dollars in thousands)
Net cash provided by operating
   activities                            $      --   $    262,868   $     122,821   $   (10,480)  $    375,209

Investing Activities
   Acquisitions (net of cash acquired)          --             --        (200,730)           --       (200,730)
   Purchases of systems, equipment
      and other assets relating to
      contracts                                 --       (204,163)        (51,909)       10,480       (245,592)
   Purchases of available-for-sale
      investment securities                     --       (246,975)             --            --       (246,975)
   Maturities and sales of
      available-for-sale investment
      securities                                --        272,000              --            --        272,000
   Proceeds from sale of investment             --             --          11,773            --         11,773
   Purchases of property, plant and
      equipment                                 --        (12,331)           (544)           --        (12,875)
   Increase in restricted cash                  --             --          (5,112)           --         (5,112)
   Investments in and advances to
      unconsolidated subsidiaries               --             --          (2,071)           --         (2,071)
                                         ---------   ------------   -------------   -----------   ------------
Net cash used for investing
      activities                                --       (191,469)       (248,593)       10,480       (429,582)

Financing Activities
   Net proceeds from issuance of
      long-term debt                            --        343,254              --            --        343,254
   Principal payments on long-term
      debt                                      --       (135,000)        (32,692)           --       (167,692)
   Purchases of treasury stock            (120,658)            --              --            --       (120,658)
   Dividends paid                          (39,830)            --              --            --        (39,830)
   Premiums and fees paid in
      connection with the early
      retirement of debt                        --        (10,610)             --            --        (10,610)
   Proceeds from stock options              13,546             --              --            --         13,546
   Intercompany capital transactions       144,948       (312,948)        168,000            --             --
   Other                                     1,994         (2,904)            405            --           (505)
                                         ---------   ------------   -------------   -----------   ------------
Net cash provided by (used for)
   financing activities                         --       (118,208)        135,713            --         17,505
Effect of exchange rate changes
   on cash                                      --            873           1,102            --          1,975
                                         ---------   ------------   -------------   -----------   ------------
Increase (decrease) in cash and
   cash equivalents                             --        (45,936)         11,043            --        (34,893)
Cash and cash equivalents at
   beginning of year                            --         68,956          60,383            --        129,339
                                         ---------   ------------   -------------   -----------   ------------
Cash and cash equivalents at end
   of year                               $      --   $     23,020   $      71,426   $        --   $     94,446
                                         =========   ============   =============   ===========   ============

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 28, 2004

                                          Parent      Guarantor    Non-Guarantor   Eliminating
                                          Company   Subsidiaries    Subsidiaries     Entries     Consolidated
                                         --------   ------------   -------------   -----------   ------------
                                                                (Dollars in thousands)
Net cash provided by operating
   activities                            $     --   $    339,643   $      76,286   $      (862)  $    415,067

Investing Activities
   Purchases of systems, equipment
      and other assets relating to
      contracts                                --       (252,273)        (16,599)          862       (268,010)
   Purchases of available-for-sale
      investment securities                    --       (242,050)             --            --       (242,050)
   Acquisitions (net of cash acquired)         --        (40,691)        (33,751)           --        (74,442)
   Refundable performance deposit              --             --         (20,000)           --        (20,000)
   Purchases of property, plant and
      equipment                                --        (12,772)             --            --        (12,772)
   License fee                                 --        (12,500)             --            --        (12,500)
   Investments in and advances to
      unconsolidated subsidiaries              --         (1,185)         (1,700)           --         (2,885)
   Maturities and sales of
      available-for-sale investment
      securities                               --         20,200              --            --         20,200
                                         --------   ------------   -------------   -----------   ------------
Net cash used for investing
   activities                                  --       (541,271)        (72,050)          862       (612,459)

Financing Activities
   Net proceeds from issuance of
      long-term debt                           --        251,006           1,582            --        252,588
   Principal payments on long-term
      debt                                     --        (27,759)         (5,534)           --        (33,293)
   Proceeds from stock options             23,943             --              --            --         23,943
   Dividends paid                         (29,977)            --              --            --        (29,977)
   Premiums and fees paid in
      in connection with the early
      retirement of debt                       --           (731)             --            --           (731)
   Intercompany capital transactions        4,959        (38,710)         33,751            --             --
   Other                                    1,075         (2,125)         (5,274)           --         (6,324)
                                         --------   ------------   -------------   -----------   ------------
Net cash provided by financing
   activities                                  --        181,681          24,525            --        206,206
Effect of exchange rate changes
   on cash                                     --            164           4,187            --          4,351
                                         --------   ------------   -------------   -----------   ------------
Increase (decrease) in cash and
   cash equivalents                            --        (19,783)         32,948            --         13,165
Cash and cash equivalents at
   beginning of year                           --         88,739          27,435            --        116,174
                                         --------   ------------   -------------   -----------   ------------
Cash and cash equivalents at end
   of year                               $     --    $    68,956   $      60,383   $        --   $    129,339
                                         ========   ============   =============   ===========   ============

                  GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 22, 2003

                                          Parent      Guarantor    Non-Guarantor   Eliminating
                                          Company   Subsidiaries    Subsidiaries     Entries     Consolidated
                                         --------   ------------   -------------   -----------   ------------
                                                                (Dollars in thousands)
Net cash provided by operating
   activities                            $     --   $    294,549   $      39,497   $    (1,790)  $    332,256

Investing Activities
   Purchases of systems, equipment
      and other assets relating to
      contracts                                --       (135,465)        (21,881)        1,790       (155,556)
   Proceeds from sale of investments           --          2,560              --            --          2,560
   Purchases of property, plant and
      equipment                                --         (5,612)             --            --         (5,612)
                                         --------   ------------   -------------   -----------   ------------
Net cash used for investing
   activities                                  --       (138,517)        (21,881)        1,790       (158,608)

Financing Activities
   Principal payments on long-term
      debt                                     --        (43,571)         (3,845)           --        (47,416)
   Purchases of treasury stock            (64,032)            --              --            --        (64,032)
   Proceeds from stock options             16,867             --              --            --         16,867
   Intercompany capital transactions       46,282        (46,282)             --            --             --
   Premiums and fees paid in
      connection with the early
      retirement of debt                       --         (3,434)             --            --         (3,434)
   Other                                      883           (120)          1,059            --          1,822
                                         --------   ------------   -------------   -----------   ------------
Net cash used for financing
   activities                                  --        (93,407)         (2,786)           --        (96,193)

Effect of exchange rate changes
   on cash                                     --            249           3,375            --          3,624
                                         --------   ------------   -------------   -----------   ------------
Increase in cash and
   cash equivalents                            --         62,874          18,205            --         81,079
Cash and cash equivalents at
   beginning of year                           --         25,865           9,230            --         35,095
                                         --------   ------------   -------------   -----------   ------------
Cash and cash equivalents at end
   of year                               $     --   $     88,739   $      27,435   $        --   $    116,174
                                         ========   ============   =============   ===========   ============

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2005 and 2004:

                                         First     Second      Third     Fourth
                                        Quarter    Quarter    Quarter    Quarter
                                       --------   --------   --------   --------
                                                 (Dollars in thousands,
                                               except per share amounts)
Fiscal year ended February 26, 2005:
   Service revenues                    $253,326   $248,114   $251,945   $264,298
   Sales of products                     26,879     75,401     63,702     73,570
   Gross profit                         116,995    131,160    115,498    118,975
   Net income                            53,615     53,081     45,855     43,843

   Basic earnings per share            $    .46   $    .45   $    .40   $    .38
   Diluted earnings per share               .40        .40        .35        .34

Fiscal year ended February 28, 2004:

   Service revenues                    $223,538   $238,019   $231,225   $264,689
   Sales of products                     16,047     39,228     23,697     14,887
   Gross profit                         104,159    115,632    109,837    124,637
   Net income                            41,026     48,476     45,867     47,831

   Basic earnings per share            $    .36   $    .42   $    .39   $    .40
   Diluted earnings per share               .32        .37        .35        .36

We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February. Fiscal 2005 was a 52-week year. Fiscal 2004 was a 53-week year and we included the extra week in our fourth quarter ending February 28, 2004.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted earnings per share in fiscal 2005 does not equal the total computed for that year.

During the first quarter of fiscal 2005, we sold our 50% interest in Gaming Entertainment (Delaware) L.L.C. for $11.8 million and recognized a gain of $10.9 million which was recorded in Other Income (Expense) in our Consolidated Income Statements.

During the first quarter of fiscal 2005, we recorded a net charge of $0.8 million in connection with the repurchase of $90.0 million of our 7.87% Series B Guaranteed Senior Notes due May 2007, which is included in Other Income (Expense) in our Consolidated Income Statements.

During the third quarter of fiscal 2004, we recorded a pre-tax gain of $5.3 million in connection with the consolidation of our 50% limited partnership interest in West Greenwich Technology Associates, L.P., which is included in Other Income (Expense) in our Consolidated Income Statements. Refer to Note 17 for detailed disclosures.

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

In October 2004, the FASB ratified the Emerging Issues Task Force's consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8"), which is effective for periods ending after December 15, 2004. Under current interpretations of FAS 128, "Earnings per Share", issuers of contingently convertible debt instruments exclude the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency is met. EITF 04-8 requires that potential shares underlying the debt instrument be included in diluted earnings per share computations, if dilutive, regardless of whether the contingency has been met. We adopted EITF 04-8 in December 2004 and retroactively adjusted all prior period diluted earnings per share amounts to conform to the guidance in EITF 04-8. There were no changes to reported diluted earnings per share except in the first quarter of fiscal 2004 where the diluted earnings per share decreased from $0.34 to $0.32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of February 26, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of February 26, 2005.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 26, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 26, 2005.

Management's assessment of the effectiveness of our internal control over financial reporting as of February 26, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which follows.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
GTECH Holdings Corp.

We have audited management's assessment, included in the accompanying Management's Report of Internal Control Over Financial Reporting that GTECH Holdings Corporation and subsidiaries maintained effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GTECH Holdings Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that GTECH Holdings Corporation and subsidiaries maintained effective internal control over financial reporting as of February 26, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GTECH Holdings Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 26, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GTECH Holdings Corporation and subsidiaries as of February 26, 2005 and February 28, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended February 26, 2005 and our report dated April 22, 2005 expressed an unqualified opinion thereon.



                                       /s/ Ernst & Young LLP


Boston, Massachusetts
April 22, 2005

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Part III (Item 10 - "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 - "Executive Compensation,"
Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", Item 13 - "Certain Relationships and Related Transactions" and Item 14 - "Principal Accountant Fees and Services") of Form 10-K is incorporated herein by reference to Holdings' definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held in August 2005, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) Financial Statements:

                                                                    Page(s)
                                                                    -------
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets at
      February 26, 2005 and February 28, 2004

Consolidated Income Statements
      Fiscal year ended February 26, 2005
      Fiscal year ended February 28, 2004, and
      Fiscal year ended February 22, 2003

Consolidated Statements of Cash Flows
      Fiscal year ended February 26, 2005
      Fiscal year ended February 28, 2004, and
      Fiscal year ended February 22,2003

Consolidated Statements of Shareholders' Equity
      Fiscal year ended February 26, 2005
      Fiscal year ended February 28, 2004, and
      Fiscal year ended February 22, 2003

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

3.3 Certificate of Amendment of the Certificate of Incorporation of Holdings (incorporated by reference to Appendix C of Holdings' 2004 Notice of Annual Meeting and Proxy Statement).

3.4      Amended and Restated By-Laws of Holdings (incorporated by reference to
         Exhibit 3.3 of Holdings' Form 10-K for the fiscal year ended February 28, 2004 (the "2004 10-K")).

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

4.4 Specimen Form of certificate of Common Stock (incorporated by reference to Exhibit 4.18 of the S-1 of Holdings, Registration No. 33-54236).

10.1 Agreement, dated as of August 9, 2000, between Holdings and W. Bruce Turner (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

10.2 Amendment, dated as of June 1, 2001, to the Agreement, dated as of August 9, 2000 by and between Holdings and W. Bruce Turner (incorporated by reference to Exhibit 10.3 of Holdings' 10-Q for the quarterly period ended May 26, 2001).*

10.3 Agreement, dated as of August 6, 2002, among Holdings, GTECH and W. Bruce Turner (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the Quarterly Period ended August 24, 2002).*

10.4 Separation Agreement and Release, dated as of August 21, 2003, by and among Holdings, the Company and Antonio Carlos Rocha (incorporated by reference to Exhibit 10.8 of Holdings' 2004 10-K).*

10.5 Separation Agreement and Mutual Release, dated as of January 7, 2004, by and among Holdings, the Company and Larry Smith (incorporated by reference to Exhibit 10.9 of Holdings' 2004 10-K).*

+10.6 Severance Agreement and Release, dated as of November 24, 2004, by and among Holdings and Kathleen McKeough.*

10.7 Form of Agreement, relating to a potential change of control involving Holdings, entered into between Holdings and, respectively, certain members of senior management (incorporated by reference to Exhibit 10.5 of Holdings' 2000 10-K).*

10.8 List of signatories to Agreement relating to potential change of control involving Holdings and certain members of senior management, with the respective dates of such Agreements (incorporated by reference to Exhibit 10.9 of Holdings' 2003 10-K).*

10.9     Form of Executive Separation Agreement (incorporated by reference to
         Exhibit 10.12 of Holdings' 2003 10-K).*

+10.10   Schedule of Recipients of Executive Separation Agreements.*

+10.11 Schedule of Recipients of Company Contributions to Income Deferral plan.

10.12 Contract for Lottery Operations and Services, dated October 10, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended November 24, 2001.)

10.13 Amendment No. 1 to Contract for Lottery Operations and Services, dated October 18, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended November 24, 2001).

10.14 Agreement between Caixa Economica Federal and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Ltda.) dated May 26, 2000, respecting the provision of goods and services for the Brazil National Lottery (incorporated by reference to Exhibit 10.12 of Holdings' 2000 10-K).

10.15 Amendment to Agreement between Caixa Economica Federal and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Ltda.) (incorporated by reference to Exhibit 10.21 of Holdings' 2001 10-K).

10.16 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated September 14, 2001 (incorporated by reference to Exhibit 10.20 of Holdings' 2003 10-K).

10.17 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated July 1, 2002 (incorporated by reference to Exhibit 10.21 of Holdings' 2003 10-K).

10.18 Amendment to Agreement between CEF and GTECH Brasil Ltda., dated January 14, 2003 (incorporated by reference to Exhibit 10.22 of Holdings' 2003 10-K).

10.19 Fifth Amendment to Agreement between CEF and GTECH Brasil Ltda., dated April 8, 2003 (incorporated by reference to Exhibit 10.23 of Holdings' 2003 10-K).

10.20 Master Contract, dated as of May 12, 2003, by and between the Company and the Rhode Island Lottery (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended May 24, 2003).

10.21 Participation Agreement, dated as of December 14, 2001, by and among GTECH, West Greenwich Technology Associates, L.P., Key Corporate Capital Inc., Post Office Square Funding Inc., Credit Lyonnais New York Branch, The Bank of Nova Scotia, and the Lenders described therein (incorporated by reference to Exhibit 10.24 of Holdings' 2002 10-K).

10.22 Second Amended and Restated Indenture of Lease, dated as of December 14, 2001, by and between West Greenwich Technology Associates, L.P., and GTECH (incorporated by reference to Exhibit 10.25 of Holdings' 2002 10-K).

+10.23 Purchase Agreement, dated December 5, 2004, by and among Paul Gauselmann, Michael Gauselmann and GTECH Corporation.

+10.24 Master Agreement, dated December 5, 2004, by and among Paul Gauselmann, Michael Gauselmann and GTECH Corporation.

10.25 1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.26 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 of Holdings' 10-Q for the quarterly period ended May 31, 1997).*

10.27 First Amendment to the 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.27 of Holdings' 2001 10-K).*

10.28 1997 Stock Option Plan (incorporated herein by reference to the Appendix of Holdings' 1997 Notice of Annual Meeting and Proxy Statement).*

10.29 Amendment to 1997 Stock Option Plan dated April 2, 2002 (incorporated by reference to Exhibit 10.32 of Holdings' 2002 10-K).*

10.30 Holdings' 1998 Non-Employee Directors' Stock Election Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Holdings, Registration Number 333-5781).

10.31 Income Deferral Plan - 1998, as amended and restated (incorporated by reference to Exhibit 10.32 of Holdings' 2003 10-K).*

10.32 Holdings' 1998 Employee Stock Purchase Plan, as amended and restated as of November 1, 2001 (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended November 24, 2001).*

10.33 1999 Non-Employee Directors' Stock Option Plan (incorporated by reference to the Appendix of Holdings' 1999 Notice of Annual Meeting and Proxy Statement).*

10.34 First Amendment to the 1999 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.32 of the Holdings' 2001 10-K).*

10.35 Trust Agreement, dated December 18, 1998, by and between Holdings and The Bank of New York, as Trustee, respecting the Income Deferral Plan - 1998 (incorporated by reference to Exhibit 10.1 of the Holdings' 10-Q for the quarterly period ended November 28, 1998).*

10.36 Holdings' 2000 Restricted Stock Plan and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 of Holdings' 10-Q for the quarterly period ended August 26, 2000).*

10.37 Holdings' 2000 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings' Proxy Statement filed on September 22, 2000).*

10.38 Holdings' 2002 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings' Proxy Statement filed on June 21, 2002).*

10.39 Holdings' 2004 Employee Stock Purchase Plan (incorporated by reference to Appendix B of Holdings' Proxy Statement filed on June 25, 2004).*

+10.40 Forms of Stock Option Agreement respecting awards under Holdings' plans.

+10.41 Forms of Restricted Stock Agreement respecting awards under Holdings' plans.

10.42    Holdings' Management Stock Bonus Program (incorporated by reference to
         Exhibit 10.40 of Holdings' 2003 10-K).*

10.43 Senior Staff Officer Stock Ownership Plan, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of Holdings' 10-Q for the quarterly period ended May 24, 2003).

10.44 OEM Purchase Agreement by and between GTECH and TransAct Technologies Incorporated, dated July 2, 2002 (incorporated by reference to Exhibit
         10.45 as Holdings' 2004 10-K).

10.45 OEM Purchase Agreement, by and between GTECH and Tokyo Magnetic Printing Co. Ltd, dated July 9, 1999 (incorporated by reference to
         Exhibit 10.46 as Holdings' 2004 10-K).

10.46 OEM Purchase Agreement, by and between GTECH and BCM Advanced Research, dated December 11, 2002 (incorporated by reference to Exhibit 10.47 as Holdings' 2004 10-K).

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

------------
+     Filed herewith.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Certain instruments defining the rights of holders of long-term debt have not been filed pursuant to item 601(b)(4)(iii)(A) of Regulation SK. Copies of such instruments will be furnished to the Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on April 27, 2005.

                           GTECH HOLDINGS CORPORATION

                           By: /s/ W. Bruce Turner
                              ------------------------------------------------
                               W. Bruce Turner, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                  TITLE                           DATE
------------------------     -----------------------------------------------  --------------
/s/ W. Bruce Turner          Chief Executive Officer (principal executive     April 27, 2005
------------------------     officer) and Director
W. Bruce Turner


/s/ Jaymin B. Patel          Senior Vice President & Chief Financial Officer  April 27, 2005
------------------------     (principal financial officer)
Jaymin B. Patel


/s/ Robert J. Plourde        Vice President, Corporate Controller, and Chief  April 27, 2005
------------------------     Accounting Officer (principal accounting
Robert J. Plourde            officer)


/s/ Robert M. Dewey, Jr.     Director, Chairman of the Board                  April 27, 2005
------------------------
Robert M. Dewey, Jr.

/s/ Christine M. Cournoyer   Director                                         April 27, 2005
--------------------------
 Christine M. Cournoyer

        SIGNATURE                                   TITLE                           DATE
--------------------------    -----------------------------------------------  --------------

/s/ Paget L. Alves            Director                                         April 27, 2005
--------------------------
Paget L. Alves


/s/ Burnett W. Donoho         Director                                         April 27, 2005
--------------------------
Burnett W. Donoho


/s/ The Rt. Hon.              Director                                         April 27, 2005
--------------------------
The Rt. Hon.
Sir Jeremy Hanley KCMG


/s/ Philip R. Lochner, Jr.    Director                                         April 27, 2005
--------------------------
Philip R. Lochner, Jr.


/s/ James F. McCann           Director                                         April 27, 2005
--------------------------
James F. McCann


/s/ Anthony Ruys              Director                                         April 27, 2005
--------------------------
Anthony Ruys

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
                          COLUMN A                              COLUMN B             COLUMN C              COLUMN D        COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Additions
                                                                            -------------------------
                                                               Balance at     Charged      Charged to                     Balance at
                                                                beginning     to costs        other                         end of
                         Description                             of year    and expenses    accounts      Deductions         year
------------------------------------------------------------   ----------   ------------   ----------     ----------      ----------
                                                                                       (Dollars in thousands)
Valuation accounts deducted from assets to which they apply:

   Allowances for doubtful accounts                            $    5,410   $        254   $    (266) (a) $   (1,108) (d) $    4,290
   Allowances for liquidated damages                                5,283          2,276          33          (2,559) (e)      5,033
   Inventory allowances                                             8,120          3,407          (5)         (5,694) (f)      5,828
   Other                                                            2,474             --         148              --           2,622
                                                               ----------   ------------   ---------      ----------      ----------
      Total Fiscal Year Ended February 26, 2005                $   21,287   $      5,937   $     (90)     $   (9,361)     $   17,773
                                                               ==========   ============   =========      ==========      ==========

   Allowances for doubtful accounts                            $   18,508   $        227   $     944  (a) $  (14,269) (d) $    5,410
   Allowances for liquidated damages                                2,127          5,237         721          (2,802) (e)      5,283
   Inventory allowances                                            14,561           (379)      6,349  (b)    (12,411) (f)      8,120
   Sales-type lease allowances                                      1,060         (1,072)         --              12              --
   Other                                                            1,300             --       1,200  (c)        (26)          2,474
                                                               ----------   ------------   ---------      ----------      ----------
      Total Fiscal Year Ended February 28, 2004                $   37,556   $      4,013   $   9,214      $  (29,496)     $   21,287
                                                               ==========   ============   =========      ==========      ==========

   Allowances for doubtful accounts                            $   18,773   $         58   $   5,528  (a) $   (5,851) (d) $   18,508
   Allowances for liquidated damages                                1,614          4,587         807          (4,881) (e)      2,127
   Inventory allowances                                            14,225          1,833          --          (1,497) (f)     14,561
   Sales-type lease allowances                                      4,098           (566)         39          (2,511) (d)      1,060
   Other                                                              607            621       2,472  (c)     (2,400) (e)      1,300
                                                               ----------   ------------   ---------      ----------      ----------
      Total Fiscal Year Ended February 22, 2003                $   39,317   $      6,533   $   8,846      $  (17,140)     $   37,556
                                                               ==========   ============   =========      ==========      ==========

(a) Opening reserve balances associated with acquisitions or reserves for amounts billed to customers which were not recorded as revenues

(b)  Opening reserve balances associated with acquisitions

(c)  Reserves transferred from accrued expenses and/or other assets

(d)  Write-offs and recoveries of previous write-offs

(e)  Payments made directly to customers

(f)  Disposal of obsolete material