Form 10-Q
period 2005-05-28
GTECH HOLDINGS CORP
filed 2005-06-30
CIK 857323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended May 28, 2005

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11250

                         ------------------------------

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

                         ------------------------------

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

Yes   [X]  No  [ ]

Number of shares of Registrant's Common Stock outstanding as of June 23, 2005:
115,787,545

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                                     Page
                                                                                    Number
                                                                                   -------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets                                                 3

           Consolidated Income Statements                                              4

           Consolidated Statements of Cash Flows                                       5

           Consolidated Statement of Shareholders' Equity                              6

           Notes to Consolidated Financial Statements                               7-22

Item 2.    Management's Discussion and Analysis of Financial Condition             23-35
           and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                 36

Item 4.    Controls and Procedures                                                    36

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                          36

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                37

Item 5.    Other Information                                                          38

Item 6.    Exhibits                                                                   39

SIGNATURES                                                                            40

EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                 May 28,        February 26,
                                                                                  2005              2005
                                                                               -----------      ------------
                                                                                  (Dollars in thousands)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                     $   125,634      $     94,446
 Investment securities available-for-sale                                          209,500           196,825
 Trade accounts receivable, net                                                    148,509           168,706
 Sales-type lease receivables                                                        3,271             3,461
 Refundable performance deposit                                                      8,000             8,000
 Inventories                                                                        47,638            61,135
 Deferred income taxes                                                              24,538            31,435
 Other current assets                                                               31,286            26,646
                                                                               -----------      ------------
            TOTAL CURRENT ASSETS                                                   598,376           590,654

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                     714,085           720,438

GOODWILL, net                                                                      330,726           331,022

PROPERTY, PLANT AND EQUIPMENT, net                                                  77,595            74,558

INTANGIBLE ASSETS, net                                                              68,190            70,839

REFUNDABLE PERFORMANCE DEPOSIT                                                      12,000            12,000

SALES-TYPE LEASE RECEIVABLES                                                         3,942             4,756

OTHER ASSETS                                                                        49,975            50,874
                                                                               -----------      ------------
            TOTAL ASSETS                                                       $ 1,854,889      $  1,855,141
                                                                               ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                              $    62,424      $     99,234
 Accrued expenses                                                                   57,852            54,227
 Employee compensation                                                              26,240            21,862
 Advance payments from customers                                                    42,673            42,865
 Deferred revenue and advance billings                                              24,604            29,705
 Income taxes payable                                                               28,057            16,499
 Taxes other than income taxes                                                      17,012            16,572
 Short term borrowings                                                                  20               334
 Current portion of long-term debt                                                   3,567             2,476
                                                                               -----------      ------------
            TOTAL CURRENT LIABILITIES                                              262,449           283,774

LONG-TERM DEBT, less current portion                                               721,425           726,329

OTHER LIABILITIES                                                                   89,696            83,260

DEFERRED INCOME TAXES                                                              103,485           106,010

COMMITMENTS AND CONTINGENCIES                                                            -                 -

SHAREHOLDERS' EQUITY:
 Preferred Stock, par value $.01 per share - 20,000,000 shares
  authorized, none issued                                                                -                 -
 Common Stock, par value $.01 per share - 200,000,000 shares authorized, 116,551,144 shares issued; 114,491,856 and 115,006,751 shares outstanding at May 28, 2005 and February 26, 2005,
  respectively                                                                       1,166             1,166
 Additional paid-in capital                                                        281,248           278,204
 Accumulated other comprehensive loss                                              (47,435)          (43,227)
 Retained earnings                                                                 492,438           455,537
                                                                               -----------      ------------
                                                                                   727,417           691,680
 Less cost of 2,059,288 and 1,544,393 shares in treasury at
  May 28, 2005 and February 26, 2005, respectively                                 (49,583)          (35,912)
                                                                               -----------      ------------
                                                                                   677,834           655,768
                                                                               -----------      ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 1,854,889      $  1,855,141
                                                                               ===========      ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                             (Unaudited)
                                                         Three Months Ended
                                                   ------------------------------
                                                      May 28,           May 29,
                                                       2005              2004
                                                   ------------      ------------
                                                         (Dollars in thousands,
                                                       except per share amounts)
Revenues:
 Services                                          $    291,364      $    253,326
 Sales of products                                       35,035            26,879
                                                   ------------      ------------
                                                        326,399           280,205
Costs and expenses:
 Costs of services                                      168,917           147,293
 Costs of sales                                          21,604            15,917
                                                   ------------      ------------
                                                        190,521           163,210
                                                   ------------      ------------

Gross profit                                            135,878           116,995

Selling, general and administrative                      32,019            27,635
Research and development                                 12,938            13,087
                                                   ------------      ------------
 Operating expenses                                      44,957            40,722
                                                   ------------      ------------

Operating income                                         90,921            76,273

Other income (expense):
 Interest income                                          2,045             1,335
 Equity in earnings of unconsolidated affiliates          1,787             1,306
 Other income (expense)                                  (1,794)           10,525
 Interest expense                                        (7,265)           (4,336)
                                                   ------------      ------------
                                                         (5,227)            8,830
                                                   ------------      ------------

Income before income taxes                               85,694            85,103

Income taxes                                             30,850            31,488
                                                   ------------      ------------

Net income                                         $     54,844      $     53,615
                                                   ============      ============

Basic earnings per share                           $       0.48      $       0.45
                                                   ============      ============

Diluted earnings per share                         $       0.43      $       0.40
                                                   ============      ============

Weighted average shares outstanding - basic             114,646           118,624
                                                   ============      ============

Weighted average shares outstanding - diluted           129,707           134,977
                                                   ============      ============

Cash dividends declared per common share           $      0.085      $      0.085
                                                   ============      ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                (Unaudited)
                                                                                            Three Months Ended
                                                                                       ----------------------------
                                                                                         May 28,          May 29,
                                                                                          2005              2004
                                                                                       -----------      -----------
                                                                                          (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                             $    54,844      $    53,615
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                              42,023           33,379
  Intangibles amortization                                                                   2,641            1,633
  Deferred income taxes                                                                      4,372            7,237
  Tax benefit related to stock award plans                                                   3,044            5,250
  Minority interest                                                                          1,309              353
  Equity in earnings of unconsolidated affiliates, net of dividends received                (1,787)            (494)
  Gain on sale of investment                                                                     -          (10,924)
  Other                                                                                      7,706            3,123
  Changes in operating assets and liabilities:
   Trade accounts receivable                                                                16,924           (6,417)
   Inventories                                                                              13,486          (10,340)
   Accounts payable                                                                        (32,448)          (7,020)
   Employee compensation                                                                     3,188          (13,802)
   Advance payments from customers                                                            (192)          22,610
   Deferred revenue and advance billings                                                    (5,101)          16,169
   Income taxes payable                                                                     11,558            9,899
   Other assets and liabilities                                                                  9           (7,823)
                                                                                       -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  121,576           96,448

INVESTING ACTIVITIES
Acquisitions (net of cash acquired)                                                            296         (193,018)
Purchases of systems, equipment and other assets relating to contracts                     (40,562)         (53,932)
Purchases of available-for-sale investment securities                                      (85,000)         (49,895)
Maturities and sales of available-for-sale investment securities                            72,325          259,600
Purchases of property, plant and equipment                                                  (2,394)          (1,973)
Decrease in restricted cash                                                                  5,080                -
Proceeds from sale of investment                                                                 -           11,773
Investments in and advances to unconsolidated subsidiaries                                       -             (775)
                                                                                       -----------      -----------
NET CASH USED FOR INVESTING ACTIVITIES                                                     (50,255)         (28,220)

FINANCING ACTIVITIES
Principal payments on long-term debt                                                        (1,317)         (91,239)
Purchases of treasury stock                                                                (32,051)         (28,275)
Dividends paid                                                                              (9,770)         (10,103)
Premiums and fees paid in connection with the early retirement of debt                           -          (10,610)
Proceeds from stock options                                                                  3,322            3,508
Other                                                                                          863              769
                                                                                       -----------      -----------
NET CASH USED FOR FINANCING ACTIVITIES                                                     (38,953)        (135,950)

Effect of exchange rate changes on cash                                                     (1,180)          (1,376)
                                                                                       -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            31,188          (69,098)

Cash and cash equivalents at beginning of period                                            94,446          129,339
                                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   125,634      $    60,241
                                                                                       ===========      ===========

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - (Unaudited)

                                                                                     Accumulated
                                                                        Additional      Other
                                                    Outstanding Common    Paid-in   Comprehensive   Retained  Treasury
                                                      Shares     Stock    Capital        Loss       Earnings    Stock       Total
                                                    ----------- ------- ----------  -------------  ---------  ---------   ---------
                                                                                (Dollars in thousands)
Balance at February 26, 2005                        115,006,751 $ 1,166 $ 278,204   $     (43,227) $ 455,537  $ (35,912)  $ 655,768

Comprehensive income:
 Net income                                                   -       -         -               -     54,844          -      54,844
 Other comprehensive income (loss), net of tax:
  Foreign currency translation                                -       -         -          (5,088)         -          -      (5,088)
  Unrecognized loss on interest rate locks                    -       -         -             (83)         -          -         (83)
  Unrecognized net gain on derivative instruments             -       -         -             963          -          -         963
                                                                                                                          ---------
Comprehensive income                                                                                                         50,636
Treasury shares purchased                            (1,326,100)      -         -               -          -    (32,051)    (32,051)
Cash dividends on common stock ($0.085 per share)             -       -         -               -     (9,848)         -      (9,848)
Shares issued under employee stock purchase
  and stock award plans                                 198,887       -         -               -     (1,234)     4,509       3,275
Shares issued upon exercise of stock options            344,100       -         -               -     (4,484)     7,806       3,322
Shares issued upon conversion of debentures             268,218       -         -               -     (2,377)     6,065       3,688
Tax benefits related to stock award plans                     -       -     3,044               -          -          -       3,044
                                                    ----------- ------- ---------   -------------  ---------  ---------   ---------

Balance at May 28, 2005                             114,491,856 $ 1,166 $ 281,248   $     (47,435) $ 492,438  $ (49,583)  $ 677,834
                                                    =========== ======= =========   =============  =========  =========   =========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION PLANS

ORGANIZATION

GTECH Holdings Corporation ("Holdings") is a global gaming and technology company providing software, networks and professional services that power high-performance, transaction processing systems. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 53 countries worldwide and we have a growing presence in commercial gaming technology and financial services transaction processing. We have a single operating and reportable business segment, the Transaction Processing segment. In these notes, the terms "Holdings," "Company," "we," "our," and "us" refer to GTECH Holdings Corporation and all subsidiaries included in the consolidated financial statements, unless otherwise specified. The accounting policies of the Transaction Processing segment are the same as those described in Note 1 - "Organization and Summary of Significant Accounting Policies" in our Consolidated Financial Statements and footnotes included in our fiscal 2005 Annual Report on Form 10-K. Management evaluates the performance of this segment based on operating income.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Holdings, the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 28, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 25, 2006. The balance sheet at February 26, 2005 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2005 Annual Report on Form 10-K.

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

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION PLANS (continued)

Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income and earnings per share would have been reduced to the pro forma amounts listed in the table below. In the first quarter of fiscal 2005, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. In the first quarter of fiscal 2006, the fair value of each grant was estimated on the date of grant using a binomial option pricing model. We changed our option pricing model to a binomial model as we believe the binomial model provides a better estimate of fair value.

                                                                                  Three Months Ended
                                                                        --------------------------------------
                                                                             May 28,             May 29,
                                                                              2005                 2004
                                                                        ----------------   -------------------
                                                                                (Dollars in thousands,
                                                                               except per share amounts)
Net income, as reported                                                 $         54,844   $            53,615
Add: Stock-based compensation expense included in reported
    net income, net of related tax effects                                         1,615                   598
Deduct: Total stock-based compensation expense determined under
    the fair value method for all awards, net of related tax effects              (2,753)               (2,012)
                                                                        ----------------   -------------------
Pro forma net income                                                    $         53,706   $            52,201
                                                                        ================   ===================

Basic earnings per share:
    As reported                                                         $            .48   $               .45
    Pro forma                                                                        .47                   .44
Diluted earnings per share:
    As reported                                                         $            .43   $               .40
    Pro forma                                                                        .42                   .39


NOTE  2 - COMMON STOCK SPLIT

In the second quarter of fiscal 2005, our Board of Directors approved a 2-for-1 common stock split, payable in the form of a stock dividend, which entitled each shareholder of record on July 1, 2004 to receive one share of common stock for each outstanding share of common stock held on that date. The stock dividend was distributed on July 30, 2004. All references to common shares and per share amounts herein have been restated to reflect the stock splits for all periods presented.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                              May 28,      February 26,
                               2005            2005
                           ------------    ------------
                              (Dollars in thousands)
Raw materials              $     18,223    $     29,622
Work in progress                 16,298          15,492
Finished goods                   13,117          16,021
                           ------------    ------------
                           $     47,638    $     61,135
                           ============    ============

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for using contract accounting. Work in progress at May 28, 2005 and February 26, 2005 includes approximately $13.3 million and $12.0 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $42.7 million and $42.9 million at May 28, 2005 and February 26, 2005, respectively.


NOTE 4 - RESTRICTED ASSETS

Pursuant to a June 2004 ruling (the "Ruling") in a civil action initiated by federal attorneys with Brazil's Public Ministry, certain of our Brazilian assets totaling approximately $10.7 million (including $5.1 million of cash that was included in Other Assets in our Consolidated Balance Sheet at February 26,
2005), was restricted from transfer or sale. In July 2004, we filed an appeal of the Ruling and in March 2005, an appellate court decision ordered that the restrictions on the transfer or sale of our Brazilian assets be removed. Accordingly, there were no restricted assets as of May 28, 2005.

NOTE 5 - PRODUCT WARRANTY

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

A summary of product warranty activity for the three months ended May 28, 2005 and May 29, 2004 is as follows:

                                                              May 28,                May 29,
                                                               2005                   2004
                                                       ---------------------   -------------------
                                                                  (Dollars in thousands)
Balance at beginning of period                         $               1,634   $               749
Additional reserves                                                       84                    81
Charges incurred                                                        (411)                 (161)
Change in estimate                                                         -                  (300)
Opening reserve balance associated with acquisitions                       -                 1,126
Other                                                                    (16)                   10
                                                       ---------------------   -------------------
Balance at end of period                               $               1,291   $             1,505
                                                       =====================   ===================

Our reserves for product warranty are included in Accrued Expenses in our Consolidated Balance Sheets.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                           May 28,              February 26,
                                                            2005                   2005
                                                    ---------------------   -------------------
                                                               (Dollars in thousands)
4.75% Senior Notes due October 2010                 $             249,704   $           249,690
1.75% Convertible Debentures due December 2021                    171,312               175,000
4.50% Senior Notes due December 2009                              149,625               149,604
5.25% Senior Notes due December 2014                              148,737               148,704
Fair value of interest rate swaps                                   1,914                   541
Other, due through October 2007                                     3,700                 5,266
                                                    ---------------------   -------------------
                                                                  724,992               728,805
Less current portion                                                3,567                 2,476
                                                    ---------------------   -------------------
                                                    $             721,425   $           726,329
                                                    =====================   ===================

1.75% CONVERTIBLE DEBENTURES

Our 1.75% Convertible Debentures due December 2021 (the "Debentures") are convertible at the option of the holder into shares of our common stock in certain specified circumstances. The Debentures became convertible on May 1, 2003 and remained convertible through the end of the first quarter of fiscal 2006 (May 28, 2005) because the sale price of our common stock was more than 120% of the conversion price (approximately $16.50 per share) for at least 20 trading days in a 30 trading-day period.

On April 14, 2005, approximately $3.7 million principal amount of the Debentures were converted by holders of the Debentures, resulting in the issuance of 268,218 shares of our common stock.

CREDIT FACILITY

We have a $500 million unsecured senior revolving credit facility expiring in October 2009 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at May 28, 2005 or February 26, 2005. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. At May 28, 2005 there was $492.4 million available for borrowing under the Credit Facility, after considering $7.6 million of letters of credit issued and outstanding.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

NOTE 8 - GUARANTEES AND INDEMNIFICATIONS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at May 28, 2005:

                                            Total potential
                                              commitments
                                          ------------------
                                            (in thousands)
Performance bonds                         $          204,505
Financial guarantees                                  31,280
Litigation bonds                                       6,370
All other bonds                                        4,063
                                          ------------------
                                          $          246,218
                                          ==================

LOTTERY TECHNOLOGY SERVICES INVESTMENT CORPORATION

We have a 44% interest in Lottery Technology Services Corporation ("LTSC"), which we account for using the equity method of accounting. LTSC provides equipment and services (which we supplied to LTSC), to the Taipei Fubon Bank. The Taipei Fubon Bank holds the license to operate the Taiwan Public Welfare Lottery.

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

ATRONIC

In December 2004, we entered into an agreement to acquire a 50% controlling equity position in the Atronic group of companies ("Atronic") privately held by the Gauselmann Group ("Gauselmann"). The remaining 50% of Atronic will be retained by the owners of Gauselmann. Atronic is a video slot machine manufacturer and also develops slot machine games and customized solutions for dynamic gaming operations. This transaction is contingent upon regulatory and gaming license approvals and other closing conditions, and is expected to be completed on December 31, 2006.

On March 24, 2005, we guaranteed 50% of Atronic's obligations due under a Euro 50 million (approximately $63 million at the May 28, 2005 exchange rate) loan made by a commercial lender to Atronic (the "Agreement"). Our maximum liability under this guaranty is equal to the lesser of Euro 25 million (approximately $31 million at the May 28, 2005 exchange rate) or 50% of Atronic's outstanding obligations under the Agreement. The guarantee arose in connection with our planned acquisition of Atronic on December 31, 2006. We would be required to perform under the guaranty should Atronic fail to make any interest or principal payments in accordance with the terms and conditions of the Agreement. Our guarantee expires on April 26, 2010. As of May 28, 2005, the carrying amount of the liability for our obligations under this guarantee is $2.0 million, which is included in Other Liabilities in our Consolidated Balance Sheets.

The Agreement stipulates that if any event of default should occur and be continuing under our Credit Facility, we would be required to deposit in an account with the commercial lender, Euro 25 million, which would be held by the commercial lender as collateral for the payment and performance of our obligations under the guaranty. The commercial lender would have control over this account. The cash deposit would be released to us three business days after all the events of default have been cured or waived.

LOXLEY GTECH PRIVATE LIMITED

We have a 49% interest in Loxley GTECH Private Limited Co. ("LGT"), which is accounted for using the equity method of accounting. LGT is a corporate joint venture that is expected to provide the online lottery system in Thailand. On March 29, 2005, in order to assist LGT with obtaining the financing they require to enable them to perform under their anticipated obligation to operate the online lottery system in Thailand, we guaranteed, along with the 51% shareholder in LGT, Baht 1.925 billion (approximately $48 million at the May 28, 2005 exchange rate) principal amount in loans and Baht 455 million (approximately $11 million at the May 28, 2005 exchange rate) in performance bonds and trade finance facilities made to LGT by an unrelated commercial lender (collectively, the "Facilities"). We are jointly and severally liable with the other shareholder in LGT for this guarantee. We would be required to perform under the guaranty should LGT fail to make interest or principal payments in accordance with the terms and conditions of the Facilities. Our guarantee obligations will not commence until LGT enters into a definitive agreement with the government, which we currently expect will take place in the second quarter of fiscal 2006, and will terminate upon the start-up of the online lottery system in Thailand, which is currently expected to occur in the fourth quarter of fiscal 2006.

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



NOTE 9 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                 Three Months Ended
                                                     -------------------------------------------
                                                            May 28,                May 29,
                                                              2005                   2004
                                                     ---------------------   -------------------
                                                                (Dollars in thousands)
Net income                                           $              54,844   $            53,615

Other comprehensive income (loss), net of tax
   Foreign currency translation                                     (5,088)               (2,220)
   Unrecognized loss on interest rate locks                            (83)                    -
   Unrecognized net gain on derivative instruments                     963                   894
   Unrealized loss on investments                                        -                    (2)
                                                     ---------------------   -------------------
Comprehensive income                                 $              50,636   $            52,287
                                                     =====================   ===================

NOTE 10 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                                                                   Three Months Ended
                                                                       -------------------------------------------
                                                                              May 28,                May 29,
                                                                                2005                   2004
                                                                       ---------------------   -------------------
                                                                                (In thousands, except per
                                                                                      share amounts)
Numerator:
   Net income (Numerator for basic earnings per share)                 $              54,844   $            53,615

Effect of dilutive securities:
   Interest expense on 1.75% Convertible Debentures, net of tax                          523                   529
                                                                       ---------------------   -------------------
Numerator for diluted earnings per share                               $              55,367   $            54,144
                                                                       =====================   ===================

Denominator:
   Denominator for basic earnings per share - weighted average shares                114,646               118,624

Effect of dilutive securities:
   1.75% Convertible Debentures                                                       12,459                12,727
   Employee stock options                                                              2,463                 3,380
   Unvested stock awards and employee stock purchase plan shares                         139                   246
                                                                       ---------------------   -------------------
         Dilutive potential common shares                                             15,061                16,353

Denominator for diluted earnings per share - adjusted weighted
      average shares and assumed conversions                                         129,707               134,977
                                                                       =====================   ===================

Basic earnings per share                                               $                 .48   $               .45
                                                                       =====================   ===================

Diluted earnings per share                                             $                 .43   $               .40
                                                                       =====================   ===================



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

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among its provisions, the Act provides for a one-time special deduction for certain qualifying dividends from foreign subsidiaries. We have made the determination that it is not economical to repatriate foreign dividends at this time.

NOTE 12 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

On December 18, 2001, Holdings (the "Parent Company") issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures due December 15, 2021 (the "Debentures"). On October 9, 2003, the Parent Company issued, in a private placement, $250 million principal amount of 4.75% Senior Notes due October 15, 2010, and on November 16, 2004, issued $150 million principal amount of 4.75% Senior Notes due December 1, 2009 and $150 million principal amount of 5.25% Senior Notes due December 1, 2014 (collectively, the "Senior Notes"). All of the Senior Notes were subsequently exchanged for Senior Notes registered under the Securities Act of 1933. The Debentures and Senior Notes are unsecured and unsubordinated obligations of the Parent Company that are jointly and severally, fully and unconditionally guaranteed by GTECH and two of its wholly owned subsidiaries: GTECH Rhode Island Corporation and GTECH Latin America Corporation (collectively with GTECH, the "Guarantor Subsidiaries"). Condensed consolidating financial information is presented below.

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

Condensed Consolidating Balance Sheets
May 28, 2005

                                             Parent       Guarantor        Non-Guarantor        Eliminating
                                            Company      Subsidiaries       Subsidiaries          Entries        Consolidated
                                          -----------  ----------------  ------------------   ---------------   ---------------
                                                                        (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents              $         -  $         50,985  $           74,649   $             -   $       125,634
   Investment securities
      available-for-sale                            -           209,500                   -                 -           209,500
   Trade accounts receivable, net                   -            75,776              72,733                 -           148,509
   Due from subsidiaries and affiliates             -            65,286                   -           (65,286)                -
   Sales-type lease receivables                     -             3,077                 194                 -             3,271
   Refundable performance deposit                   -                 -               8,000                 -             8,000
   Inventories                                      -            20,593              31,529            (4,484)           47,638
   Deferred income taxes                            -            10,756              13,782                 -            24,538
   Other current assets                             -            10,382              20,904                 -            31,286
                                          -----------  ----------------  ------------------   ---------------   ---------------
      Total Current Assets                          -           446,355             221,791           (69,770)          598,376
Systems, Equipment and Other
   Assets Relating to Contracts, net                -           617,762             110,018           (13,695)          714,085
Investment in Subsidiaries and
   Affiliates                                 677,834           443,866                   -        (1,121,700)                -
Goodwill, net                                       -           115,981             214,745                 -           330,726
Property, Plant and Equipment, net                  -            43,178              34,417                 -            77,595
Intangible Assets, net                              -            21,436              46,754                 -            68,190
Refundable Performance Deposit                      -                 -              12,000                 -            12,000
Sales-Type Lease Receivables                        -             3,900                  42                 -             3,942
Other Assets                                        -            20,140              29,835                 -            49,975
                                          -----------  ----------------  ------------------   ---------------   ---------------
   Total Assets                           $   677,834  $      1,712,618  $          669,602   $    (1,205,165)  $     1,854,889
                                          ===========  ================  ==================   ===============   ===============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                       $         -  $         30,419  $           32,005   $             -   $        62,424
   Due to subsidiaries and affiliates               -                 -              65,286           (65,286)                -
   Accrued expenses                                 -            31,789              26,063                 -            57,852
   Employee compensation                            -            16,616               9,624                 -            26,240
   Advance payments from customers                  -            10,029              32,644                 -            42,673
   Deferred revenue and advance billings            -            11,013              13,591                 -            24,604
   Income taxes payable                             -            20,349               7,708                 -            28,057
   Taxes other than income taxes                    -             8,832               8,180                 -            17,012
   Short term borrowings                            -                 -                  20                 -                20
   Current portion of long-term debt                -                 -               3,567                 -             3,567
                                          -----------  ----------------  ------------------   ---------------   ---------------
      Total Current Liabilities                     -           129,047             198,688           (65,286)          262,449
Long-Term Debt, less current
   portion                                          -           721,292                 133                 -           721,425
Other Liabilities                                   -            67,196              22,500                 -            89,696
Deferred Income Taxes                               -            99,070               4,415                 -           103,485
Shareholders' Equity                          677,834           696,013             443,866        (1,139,879)          677,834
                                          -----------  ----------------  ------------------   ---------------   ---------------
      Total Liabilities and
         Shareholders' Equity             $   677,834  $      1,712,618  $          669,602   $    (1,205,165)  $     1,854,889
                                          ===========  ================  ==================   ===============   ===============

Condensed Consolidating Balance Sheets
February 26, 2005

                                                    Parent         Guarantor      Non-Guarantor    Eliminating
                                                    Company       Subsidiaries     Subsidiaries      Entries      Consolidated
                                                ---------------  -------------   ---------------  -------------  --------------
                                                                        (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                    $             -  $      23,020   $        71,426  $           -  $       94,446
   Investment securities
     available-for-sale                                       -        196,825                 -              -         196,825
   Trade accounts receivable, net                             -         82,212            86,494              -         168,706
   Due from subsidiaries and affiliates                       -         53,345                 -        (53,345)              -
   Sales-type lease receivables                               -          3,215               246              -           3,461
   Refundable performance deposit                             -              -             8,000              -           8,000
   Inventories                                                -         30,387            34,366         (3,618)         61,135
   Deferred income taxes                                      -         14,030            17,405              -          31,435
   Other current assets                                       -          6,669            19,977              -          26,646
                                                ---------------  -------------   ---------------  -------------  --------------
     Total Current Assets                                     -        409,703           237,914        (56,963)        590,654
Systems, Equipment and Other
   Assets Relating to Contracts, net                          -        616,204           118,436        (14,202)        720,438
Investment in Subsidiaries and
   Affiliates                                           655,768        448,499                 -     (1,104,267)              -
Goodwill, net                                                 -        115,981           215,041              -         331,022
Property, Plant and Equipment, net                            -         40,120            34,438              -          74,558
Intangible Assets, net                                        -         22,157            48,682              -          70,839
Refundable Performance Deposit                                -              -            12,000              -          12,000
Sales-Type Lease Receivables                                  -          4,681                75              -           4,756
Other Assets                                                  -         28,209            22,665              -          50,874
                                                ---------------  -------------   ---------------  -------------  --------------
   Total Assets                                 $       655,768  $   1,685,554   $       689,251  $  (1,175,432) $    1,855,141
                                                ===============  =============   ===============  =============  ==============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                             $             -  $      41,525   $        57,709  $           -  $       99,234
   Due to subsidiaries and affiliates                         -              -            53,345        (53,345)              -
   Accrued expenses                                           -         29,277            24,950              -          54,227
   Employee compensation                                      -         13,252             8,610              -          21,862
   Advance payments from customers                            -          8,113            34,752              -          42,865
   Deferred revenue and advance billings                      -         11,369            18,336              -          29,705
   Income taxes payable                                       -         11,902             4,597              -          16,499
   Taxes other than income taxes                              -          7,688             8,884              -          16,572
   Short term borrowings                                      -              -               334              -             334
   Current portion of long-term debt                          -              -             2,476              -           2,476
                                                ---------------  -------------   ---------------  -------------  --------------
     Total Current Liabilities                                -        123,126           213,993        (53,345)        283,774
Long-Term Debt, less current
   portion                                                    -        723,539             2,790              -         726,329
Other Liabilities                                             -         64,035            19,225              -          83,260
Deferred Income Taxes                                         -        101,266             4,744              -         106,010
Shareholders' Equity                                    655,768        673,588           448,499     (1,122,087)        655,768
                                                ---------------  -------------   ---------------  -------------  --------------
     Total Liabilities and
     Shareholders' Equity                       $       655,768  $   1,685,554   $       689,251  $  (1,175,432) $    1,855,141
                                                ===============  =============   ===============  =============  ==============

Condensed Consolidating Income Statements
Three Months Ended May 28, 2005

                                        Parent         Guarantor      Non-Guarantor    Eliminating
                                        Company       Subsidiaries     Subsidiaries      Entries      Consolidated
                                    ---------------  -------------   ---------------  -------------  --------------
                                                                  (Dollars in thousands)
Revenues:
   Services                         $             -  $     189,638   $       101,726  $           -  $      291,364
   Sales of products                              -          9,097            25,938              -          35,035
   Intercompany sales and fees                    -         48,477            12,616        (61,093)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        247,212           140,280        (61,093)        326,399
Costs and expenses:
   Costs of services                              -        114,184            55,903         (1,170)        168,917
   Costs of sales                                 -          4,738            16,866              -          21,604
   Intercompany cost of sales
     and fees                                     -         28,156             7,833        (35,989)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        147,078            80,602        (37,159)        190,521
                                    ---------------  -------------   ---------------  -------------  --------------

Gross profit                                      -        100,134            59,678        (23,934)        135,878

Selling, general & administrative                 -         19,495            12,524              -          32,019
Research and development                          -          7,883             5,055              -          12,938
                                    ---------------  -------------   ---------------  -------------  --------------
     Operating expenses                           -         27,378            17,579              -          44,957
                                    ---------------  -------------   ---------------  -------------  --------------

Operating income                                  -         72,756            42,099        (23,934)         90,921

Other income (expense):
     Interest income                              -          1,395               650              -           2,045
     Equity in earnings of
       unconsolidated affiliates                  -          1,289               498              -           1,787
     Equity in earnings of
       consolidated affiliates               54,844         26,126                 -        (80,970)              -
     Other income (expense)                       -            548            (2,342)             -          (1,794)
     Interest expense                             -         (7,182)              (83)             -          (7,265)
                                    ---------------  -------------   ---------------  -------------  --------------

Income before income taxes                   54,844         94,932            40,822       (104,904)         85,694

Income taxes                                      -         34,176            14,696        (18,022)         30,850
                                    ---------------  -------------   ---------------  -------------  --------------

Net income                          $        54,844  $      60,756   $        26,126  $     (86,882) $       54,844
                                    ===============  =============   ===============  =============  ==============

Condensed Consolidating Income Statements
Three Months Ended May 29, 2004

                                        Parent         Guarantor      Non-Guarantor    Eliminating
                                        Company       Subsidiaries     Subsidiaries      Entries      Consolidated
                                    ---------------  -------------   ---------------  -------------  --------------
                                                                  (Dollars in thousands)
Revenues:
   Services                         $             -  $     178,663   $        74,663  $           -  $      253,326
   Sales of products                              -         18,444             8,435              -          26,879
   Intercompany sales and fees                    -         31,906            14,191        (46,097)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        229,013            97,289        (46,097)        280,205
Costs and expenses:
   Costs of services                              -        104,074            43,737           (518)        147,293
   Costs of sales                                 -         11,368             4,562            (13)         15,917
   Intercompany cost of sales
     and fees                                     -         23,696             4,291        (27,987)              -
                                    ---------------  -------------   ---------------  -------------  --------------
                                                  -        139,138            52,590        (28,518)        163,210
                                    ---------------  -------------   ---------------  -------------  --------------

Gross profit                                      -         89,875            44,699        (17,579)        116,995

Selling, general & administrative                 -         19,442             8,193              -          27,635
Research and development                          -          9,206             3,881              -          13,087
                                    ---------------  -------------   ---------------  -------------  --------------
     Operating expenses                           -         28,648            12,074              -          40,722
                                    ---------------  -------------   ---------------  -------------  --------------

Operating income                                  -         61,227            32,625        (17,579)         76,273

Other income (expense):
     Interest income                              -            613               722              -           1,335
     Equity in earnings of
       unconsolidated affiliates                  -          1,341               (35)             -           1,306
     Equity in earnings of
       consolidated affiliates               53,615         28,241                 -        (81,856)              -
     Other income (expense)                       -         (1,429)           11,954              -          10,525
     Interest expense                             -         (3,897)             (439)             -          (4,336)
                                    ---------------  -------------   ---------------  -------------  --------------

Income before income taxes                   53,615         86,096            44,827        (99,435)         85,103

Income taxes                                      -         31,856            16,586        (16,954)         31,488
                                    ---------------  -------------   ---------------  -------------  --------------

Net income                          $        53,615  $      54,240   $        28,241  $     (82,481) $       53,615
                                    ===============  =============   ===============  =============  ==============

Condensed Consolidating Statements of Cash Flows
Three Months Ended May 28, 2005

                                                   Parent        Guarantor     Non-Guarantor     Eliminating
                                                  Company      Subsidiaries     Subsidiaries       Entries        Consolidated
                                               -------------   -------------   -------------    -------------    -------------
                                                                          (Dollars in thousands)
Net cash provided by operating
   activities                                  $           -   $      68,638   $      53,877    $        (939)   $     121,576

Investing Activities
   Acquisitions (net of cash acquired)                     -               -             296                -              296
   Purchases of systems, equipment
     and other assets relating to
     contracts                                             -         (34,766)         (6,735)             939          (40,562)
   Purchases of available-for-sale
     investment securities                                 -         (85,000)              -                -          (85,000)
   Maturities and sales of
     available-for-sale investment
     securities                                            -          72,325               -                -           72,325
   Purchases of property, plant and
     equipment                                             -          (1,841)           (553)               -           (2,394)
   Decrease in restricted cash                             -               -           5,080                -            5,080
                                               -------------   -------------   -------------    -------------    -------------
Net cash used for investing
     activities                                            -         (49,282)         (1,912)             939          (50,255)

Financing Activities
   Principal payments on long-term
     debt                                                  -               -          (1,317)               -           (1,317)
   Purchases of treasury stock                       (32,051)              -               -                -          (32,051)
   Dividends paid                                     (9,770)              -               -                -           (9,770)
   Proceeds from stock options                         3,322               -               -                -            3,322
   Intercompany capital transactions                  37,264         (37,264)              -                -                -
   Other                                               1,235             (68)           (304)               -              863
                                               -------------   -------------   -------------    -------------    -------------
Net cash used for financing
     activities                                            -         (37,332)         (1,621)               -          (38,953)
Effect of exchange rate changes
     on cash                                               -               5          (1,185)               -           (1,180)
                                               -------------   -------------   -------------    -------------    -------------
Increase (decrease) in cash and
     cash equivalents                                      -         (17,971)         49,159                -           31,188
Cash and cash equivalents at
     beginning of period                                   -          68,956          25,490                -           94,446
                                               -------------   -------------   -------------    -------------    -------------
Cash and cash equivalents at end
     of period                                 $           -   $      50,985   $      74,649    $           -    $     125,634
                                               =============   =============   =============    =============    =============

Condensed Consolidating Statements of Cash Flows
Three Months Ended May 29, 2004

                                              Parent          Guarantor      Non-Guarantor     Eliminating
                                              Company       Subsidiaries      Subsidiaries        Entries       Consolidated
                                           -------------    -------------    -------------    -------------    -------------
                                                                        (Dollars in thousands)
Net cash provided by operating
   activities                              $           -    $      88,705    $       8,064    $        (321)   $      96,448

Investing Activities
   Acquisitions (net of cash acquired)                 -                -         (193,018)               -         (193,018)
   Purchases of systems, equipment
     and other assets relating to
     contracts                                         -          (46,887)          (7,366)             321          (53,932)
   Purchases of available-for-sale
     investment securities                             -          (49,895)               -                -          (49,895)
   Maturities and sales of
     available-for-sale investment
     securities                                        -          259,600                -                -          259,600
   Purchases of property, plant and
    equipment                                          -           (1,957)             (16)               -           (1,973)
   Proceeds from sale of investment                    -                -           11,773                -           11,773
   Investments in and advances to
     unconsolidated subsidiaries                       -                -             (775)               -             (775)
                                           -------------    -------------    -------------    -------------    -------------
Net cash provided by (used for)
     investing activities                              -          160,861         (189,402)             321          (28,220)

Financing Activities
   Principal payments on long-term
     debt                                              -          (90,000)          (1,239)               -          (91,239)
   Purchases of treasury stock                   (28,275)               -                -                -          (28,275)
   Dividends paid                                (10,103)               -                -                -          (10,103)
   Premiums and fees paid in
     connection with the early
     retirement of debt                                -          (10,610)               -                -          (10,610)
   Proceeds from stock options                     3,508                -                -                -            3,508
   Intercompany capital transactions              34,055         (202,055)         168,000                -                -
   Other                                             815              (46)               -                -              769
                                           -------------    -------------    -------------    -------------    -------------
Net cash provided by (used for)
     financing activities                              -         (302,711)         166,761                -         (135,950)

Effect of exchange rate changes
     on cash                                           -               (7)          (1,369)               -           (1,376)
                                           -------------    -------------    -------------    -------------    -------------
Decrease in cash and
     cash equivalents                                  -          (53,152)         (15,946)               -          (69,098)
Cash and cash equivalents at
     beginning of period                               -           68,956           60,383                -          129,339
                                           -------------    -------------    -------------    -------------    -------------
Cash and cash equivalents at end
     of period                             $           -    $      15,804    $      44,437    $           -    $      60,241
                                           =============    =============    =============    =============    =============

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

- OUR BUSINESS - a general description of our business; our growth strategy; and Brazil matters.

-     COMMON STOCK SPLIT - information about our prior year common stock split.

- OPERATIONS REVIEW - an analysis of our consolidated results of operations for the three month periods ended May 28, 2005 and May 29, 2004 presented in our financial statements. We operate in one business - Transaction Processing, and we have a single operating and reportable business segment. Therefore, our discussions are not quantified by segment results.

- LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION - an analysis of cash flows; financial position; and commitments.

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

- we may be subject to adverse determinations in legal proceedings (including previously announced legal proceedings in Brazil) which could result in substantial monetary judgments or reputational damage;

- our lottery operations are dependent upon our continued ability to retain and extend our existing contracts and win new contracts;

- slow growth or declines in sales of online lottery goods and services could lead to lower revenues and cash flows;

- we derive over half of our revenues from foreign jurisdictions (including over 7.4% in fiscal 2005 from Brazilian operations) and are subject to the economic, political and social instability risks of doing business in foreign jurisdictions;

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

- our non-lottery ventures, which are an increasingly important aspect of our business, may fail; and

- other risks and uncertainties set forth below and elsewhere in this report, in our fiscal 2005 Annual Report on Form 10-K, and in our subsequent press releases and Forms 10-Qs and other reports and filings with the Securities and Exchange Commission.

The foregoing list of important factors is not all-inclusive.

OUR BUSINESS

GENERAL

We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February and fiscal 2006 is a 52-week year that ends on February 25, 2006.

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

                           Three Months
                              Ended
                              May 28,            Fiscal            Fiscal
Consolidated Revenues          2005               2005              2004
---------------------      ------------       ------------      ------------
Lottery                              85%                87%               91%
Commercial Services                  10%                 7%                7%
Gaming Solutions                      5%                 6%                2%
                           ------------       ------------      ------------
                                    100%               100%              100%
                           ============       ============      ============

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

Our compensation under lottery service contracts is typically based upon a percentage of a lottery's gross online and instant ticket sales. Over the past several fiscal years, we have experienced and may continue to experience a reduction in the percentage of lottery ticket sales we receive from certain customers resulting from contract rebids, extensions and renewals due to a number of factors, including the substantial growth of lottery sales over the last decade, reductions in the cost of technology and telecommunications services, and general market and competitive dynamics. In anticipation and response to these trends, beginning in fiscal 2001, we began the implementation of our new Enterprise Series-led technology strategy combined with the implementation of a number of ongoing cost savings initiatives and efficiency improvement programs designed to enable us to maintain our market leadership in the lottery industry. In addition, we are developing a suite of new lottery games designed to maintain a strong level of same store sales growth for our customers.

Our business is highly regulated, and the competition to secure new government contracts is often intense. In addition, our ability to consummate the acquisition, which we announced in December 2004, of a 50% controlling equity interest in the Atronic group of companies, one of the world's five largest manufacturers of slot machines, and to otherwise expand our business in non-lottery gaming markets, is contingent upon obtaining required gaming licenses. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by government authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Because such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery, gaming licensing, and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts, obtain new or renewal contracts and to expand our business in non-lottery gaming markets. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See the following for further information concerning these matters and other contingencies:

      -     Part I, Item 1 - "Certain Factors That May Affect Future Performance
            - Government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales" in our fiscal 2005 Annual Report on Form 10-K;

      - Part I, Item 3 - "Legal Proceedings" in our fiscal 2005 Annual Report on Form 10-K; and

      - Note 14 to the Consolidated Financial Statements in our fiscal 2005 Annual Report on Form 10-K.



GROWTH STRATEGY

Fiscal 2005 was a year of significant strategic progress for us with the acquisition of three privately-held companies that strengthened our growth strategy in Commercial Services and Gaming Solutions. In addition, our growth strategy in Gaming Solutions was significantly advanced when in December 2004, we signed an agreement to acquire a 50% controlling equity position in the Atronic group of companies, a video slot machine manufacturer that also develops slot machine games and customized solutions for dynamic gaming operations.

Our Commercial Services market includes the processing and transmission of commercial, non-lottery transactions including bill payments, electronic tax payments, utility payments, prepaid cellular telephone recharges and retail-based programs such as gift cards. Currently, our networks in Brazil, Poland, Chile, the Czech Republic and Jamaica process bill payments and other commercial service transactions. In the near term, we expect to concentrate our efforts to grow commercial service revenues principally in Central and Eastern Europe and other selected emerging economies, with the goal of leveraging our technology, infrastructure and relationships to drive growth in Commercial Services.

In addition, we will continue to identify and evaluate a variety of selective opportunities for acquisitions in the Lottery, Commercial Services, and Gaming Solutions markets, as well as investing in growth through licensing when the right opportunities present themselves.

BRAZIL MATTERS

GTECH Brasil Ltda., our Brazilian subsidiary ("GTECH Brazil"), has provided online lottery services and technology to Caixa Economica Federal ("CEF"), the Brazilian bank and operator of Brazil's National Lottery since 1997. Revenues from our lottery contract with CEF accounted for 7.2% of our total fiscal 2005 revenues, making CEF our second largest customer in fiscal 2005 based upon annual revenues.

In June 2004, a ruling (the "Ruling") in a civil action initiated by federal attorneys with Brazil's Public Ministry had the effect in fiscal 2005 of materially reducing payments that we otherwise would have received from our lottery contract with CEF. The Ruling ordered that 30% of payments subsequent to the date of the Ruling due to GTECH Brazil by CEF, be withheld and deposited in an account maintained by the Court. As of February 26, 2005, the total amount withheld and deposited pursuant to the Ruling was approximately 68 million Brazilian reals, or $26 million. In fiscal 2005, we did not recognize service revenues for the payments that were withheld from GTECH Brazil, as realization of these amounts was not reasonably assured.

In July 2004, we filed an appeal of the Ruling and in March 2005, an appellate court decision ordered that the withholding be discontinued and that all funds currently held in escrow in excess of 40 million Brazilian reals be returned to us, which amounts to $11 million of the $26 million withheld as of February 26, 2005. We received and recognized these funds as service revenue on April 13, 2005. In addition, the Ruling's restrictions on the transfer or sale of our Brazilian assets was removed and accordingly, there were no restricted cash balances as of May 28, 2005.

The Ruling also put in place certain restrictions on the transfer or sale of certain of our Brazilian assets. Such restrictions were lifted in March 2005. See Note 4 of this report for further information.

In May 2005, GTECH Brazil entered into a new one-year contract with CEF, which expires in May 2006. Foreign currency translation related to our operations in Brazil of $56.4 million (which is recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at May 28, 2005), would be recorded as a charge to our consolidated income statement upon the expiration of our contract with CEF should we determine that the expiration of the CEF contract results in a substantial liquidation of our investment in Brazil.

Refer to Note 14 to the Consolidated Financial Statements in our fiscal 2005 Annual Report on Form 10-K for detailed disclosures regarding Brazil matters.



COMMON STOCK SPLIT

In the second quarter of fiscal 2005, our Board of Directors approved a 2-for-1 common stock split, payable in the form of a stock dividend, which entitled each shareholder of record on July 1, 2004 to receive one share of common stock for each outstanding share of common stock held on that date. The stock dividend was distributed on July 30, 2004. All references to common shares and per share amounts herein have been restated to reflect the stock splits for all periods presented.

OPERATIONS REVIEW

COMPARISON OF THE THREE MONTH PERIODS ENDED MAY 28, 2005 AND MAY 29, 2004

REVENUES AND GROSS MARGIN

                                                                 Three Months Ended
                                           --------------------------------------------------------------
                                                                                        Change
                                             May 28,          May 29,        ----------------------------
                                               2005             2004               $               %
                                           -----------      -----------      ------------     -----------
                                                           (Dollars in millions)
Domestic lottery                           $     143.1      $     128.1      $       15.0            11.7
International lottery                            108.4             98.5               9.9            10.1
Commercial services                               31.9             20.4              11.5            56.4
Gaming solutions                                   8.0              5.6               2.4            42.9
All other                                            -              0.7              (0.7)         (100.0)
                                           -----------      -----------      ------------     -----------
   Services                                $     291.4      $     253.3      $       38.1            15.0
   Sales of products                              35.0             26.9               8.1            30.1
                                           -----------      -----------      ------------     -----------
Total revenues                             $     326.4      $     280.2      $       46.2            16.5
                                           ===========      ===========      ============     ===========

                                                               Three Months Ended
                                           --------------------------------------------------------------
                                                                                        Change
                                               May 28,          May 29,           ------------------
                                                 2005             2004             Percentage Points
                                               -------          -------           ------------------
Service gross margin                              42.0%            41.9%                  0.1

Product gross margin                              38.3%            40.8%                 (2.5)

The 11.7% increase in domestic lottery service revenues was primarily due to higher service revenues from an increase in sales by our domestic lottery customers of approximately 6%, combined with net contract wins of approximately 3% (including the impact of our new service contract in Florida), the benefit of the new instant ticket vending machine contract in Illinois, and strong jackpot activity. We believe that in general, increases in sales by our domestic lottery customers are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels, such as Keno.

International lottery service revenues increased by 10.1%. Approximately 7% of this increase was due to higher revenues from Brazil related to the court ordered return of funds previously held in escrow, approximately 7% was due to favorable foreign exchange rates, and approximately 3% was due to higher service revenues from an increase in sales by our international lottery customers. These increases were partially offset by the combined impact of contractual rate changes and lower revenues from the loss of the Puerto Rico contract. We believe that in general, increases in sales by our international lottery customers are attributable to more rapid growth rates typical of newer lottery jurisdictions, the successful introduction of new games and modifications to existing games (such as matrix changes and more frequent drawings).

Commercial transaction processing service revenues increased by 56.4%. Approximately 22% of this increase was due to favorable foreign exchange rates, approximately 15% was due to higher revenues from Brazil related to the court ordered return of funds previously held in escrow, approximately 8% was due to higher service revenues from an increase in sales by our commercial transaction processing customers, and the balance was primarily due to a full quarter of service revenues from BillBird, which we acquired in the third quarter of last year.

The 42.9% increase in gaming solutions service revenues was primarily due to a full quarter of service revenues from Spielo (versus two months of service revenue in the first quarter of the prior year) and the installation of additional video lottery terminals in the state of Rhode Island, along with higher service revenues from an increase in sales by our gaming solutions customers of approximately 10%.

Our service margins were comparable to last year. Current year service margins include higher margins from Brazil related to higher service revenues resulting from the court ordered return of funds previously held in escrow, partially offset by the current year impact of higher depreciation and amortization related to the implementation of new contracts.

Product sales were up principally due to a full quarter of revenues from Spielo. Our product margins fluctuate depending on the mix, volume and timing of product sales contracts and were down 2.5 percentage points from last year, primarily due to the mix of sales.

OPERATING EXPENSES

Operating expenses are comprised of selling, general and administrative (SG&A) expenses and research and development (R&D) expenses.

                                                                  Three Months Ended
                                                 ---------------------------------------------------------
                                                                                            Change
                                                     May 28,         May 29,         ---------------------
                                                      2005            2004               $           %
                                                 --------------   --------------     ---------    --------
                                                                 (Dollars in millions)
SG&A expenses                                    $         32.0   $         27.6     $     4.4        15.9
R&D expenses                                               12.9             13.1          (0.2)       (1.5)
                                                 --------------   --------------     ---------    --------
                                                 $         44.9   $         40.7     $     4.2        10.3
                                                 ==============   ==============     =========    ========

PERCENTAGE OF TOTAL REVENUE

SG&A expenses                                               9.8%             9.9%
R&D expenses                                                4.0%             4.7%

The $4.4 million increase in SG&A expenses was principally due to increased activities in new business development and a full quarter of spending by Spielo.

OTHER INCOME (EXPENSE)

The components of other income (expense) in the first quarters of fiscal 2006 and fiscal 2005 are as follows:

                                                                  Three Months Ended
                                                 ---------------------------------------------------------
                                                                                           Change
                                                    May 28,           May 29,        ---------------------
                                                     2005              2004              $           %
                                                 --------------   --------------     ---------    --------
                                                                (Dollars in millions)
Minority interest in
  consolidated subsidiaries                      $         (1.3)  $         (0.4)    $    (0.9)    (>100.0)
Foreign exchange gain (loss)                               (0.5)             0.5          (1.0)    (>100.0)
Gain on sale of investment                                    -             10.9         (10.9)    ( 100.0)
Net charge associated with
  the early retirement of debt                                -             (0.8)          0.8       100.0
Other                                                         -              0.3          (0.3)    ( 100.0)
                                                 --------------   --------------     ---------     -------
                                                 $         (1.8)  $         10.5     $   (12.3)    (>100.0)
                                                 ==============   ==============     =========     =======

Minority interest in consolidated subsidiaries principally relates to our controlling interests in PolCard S.A. ("PolCard") and Wireless Business Solutions (Proprietary) Limited ("WBS"). PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. WBS is a telecommunications provider in South Africa.

The prior year $10.9 million gain on sale of investment resulted from the sale of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.


INTEREST EXPENSE                           Three Months Ended
                         ---------------------------------------------------------
                                                                   Change
                             May 28,          May 29,        ---------------------
                              2005             2004              $           %
                         --------------   --------------     ---------    --------
                                        (Dollars in millions)
Interest expense         $          7.3   $          4.3     $     3.0        69.8

Interest expense was up over last year primarily due to higher average debt balances resulting from the issuance of $300 million of Senior Notes in November 2004.


INCOME TAXES

Our effective income tax rate of 36% in the first quarter of fiscal 2006 was down from 37% in the first quarter of fiscal 2005 primarily due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory income tax rate. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our income tax rate may vary, however, depending on the composition of income or loss in different countries and the resolution of audits and tax contingencies.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among its provisions, the Act provides for a one-time special deduction for certain qualifying dividends from foreign subsidiaries. We have made the determination that it is not economical to repatriate foreign dividends at this time.


WEIGHTED AVERAGE DILUTED SHARES

Weighted average diluted shares in the first quarter of fiscal 2006 decreased by
5.3 million shares to 129.7 million shares, primarily due to treasury share repurchases made under our share buyback program.



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


ANALYSIS OF CASH FLOWS

During the first quarter of fiscal 2006, we generated $121.6 million of cash from operations. This cash was principally used to fund $40.6 million of systems, equipment and other assets relating to contracts; to repurchase $32.1 million, or 1,326,100 shares of our common stock; and to pay cash dividends of $9.8 million. At May 28, 2005, we had $125.6 million of cash and cash equivalents and $209.5 million of short-term investment securities on hand.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2006 will be in the range of $230 million to $240 million. We expect our principal sources of liquidity to be existing cash and short-term investment securities balances, along with cash we generate from operations and borrowings under our revolving credit facility. Our credit facility provides for an unsecured revolving line of credit of $500 million and matures in October 2009. There were no borrowings under the credit facility as of May 28, 2005. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of May 28, 2005, after considering $7.6 million of letters of credit issued and outstanding, there was $492.4 million available for borrowing under the credit facility. The credit facility contains various covenants, including among other things, requirements relating to the maintenance of certain financial ratios. None of these covenants are expected to impact our liquidity or capital resources. There are no covenants in our credit facility that restrict our ability to pay dividends. At May 28, 2005, we were in compliance with all applicable covenants.

We currently expect that our cash flow from operations, existing cash, available borrowings under our credit facility and access to additional sources of capital will be sufficient, for the foreseeable future, to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund all or a portion of the cash needed for potential acquisitions, to pay dividends, to fund the capital requirements under our Master Contract with the Rhode Island Lottery and to repurchase shares of our common stock, from time to time, under our share repurchase program. We may also seek alternative sources of financing to fund certain of our obligations under our Master Contract with the Rhode Island Lottery and to fund future potential acquisitions and growth opportunities that are not currently contemplated in our planned investing activities in fiscal 2006.

FINANCIAL POSITION

Our consolidated balance sheet as of May 28, 2005 as compared to our consolidated balance sheet as of February 26, 2005 was impacted by the material changes described below.

                                                          As of
                                             ------------------------------              Change
                                                May 28,        February 26,       ---------------------
                                                 2005              2005               $           %
                                             ------------      ------------       ---------    --------
                                                               (Dollars in millions)
Trade accounts receivable, net               $      148.5      $      168.7       $   (20.2)      (12.0)

Inventories                                          47.6              61.1           (13.5)      (22.1)

Accounts payable                                     62.4              99.2           (36.8)      (37.1)

Income taxes payable                                 28.1              16.5            11.6        70.3

Cost of treasury shares                              49.6              35.9            13.7        38.2

The decrease in trade accounts receivable, net was primarily due to collections of prior year receivables from product sales to our customers in Spain and California.

The decrease in inventories was primarily due to shipments of finished lottery terminals to our domestic lottery customers in Florida and Missouri, along with lower inventory related to the sale of handheld lottery terminals to our customer in Spain.

The decrease in accounts payable was primarily due to the timing of PolCard's settlement of card related transactions, along with payments to the vendor that supplied the handheld lottery terminals for our product sale to our customer in Spain.

The increase in income taxes payable was primarily due to the timing of income tax payments.

The increase in the cost of treasury shares was primarily due to $32.1 million of treasury share repurchases, partially offset by shares reissued under our stock award plans.


COMMITMENTS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate they will do so. The following table provides information related to potential commitments at May 28, 2005:

                                 Total Potential
                                   Commitments
                                 ---------------
                                  (in millions)
Performance bonds                   $   204.5
Financial guarantees                     31.3
Litigation bonds                          6.4
All other bonds                           4.0
                                    ---------
                                    $   246.2
                                    =========


MASTER CONTRACT WITH THE RHODE ISLAND LOTTERY

In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2008 as follows: (i) approximately $24 million was invested during fiscal 2004; (ii) approximately $15 million was invested during fiscal 2005; (iii) approximately $45 million will be invested during fiscal 2006; and (iv) the balance will be invested during fiscal 2007. The Lottery may terminate the Master Contract in the event that we fail to meet our obligations as stated above.

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


ACQUISITION OF ATRONIC

In the fourth quarter of fiscal 2005, we entered into an agreement to acquire a 50% controlling equity position in the Atronic group of companies ("Atronic") privately held by the Gauselmann Group ("Gauselmann"). The remaining 50% of Atronic will be retained by the owners of Gauselmann. Atronic is a video slot machine manufacturer and develops slot machine games and customized solutions for dynamic gaming operations.

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

OPTION TO PURCHASE POLCARD OUTSTANDING EQUITY

In May 2003, we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. At February 26, 2005, PolCard's outstanding equity was owned 62.8% by us, 36.9% by two funds managed by Innova Capital Sp.
z o.o. ("Innova"), a Warsaw-based private equity investment advisor, and 0.3% by the Polish Bank Association, one of PolCard's previous owners.

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

The estimated fair value of our long-term debt and change in the estimated fair value due to hypothetical changes in interest rates are as follows (dollars in millions):

                                                                   Estimated Fair Value
                                               ------------------------------------------------------------
                                                  At May 28,           10% Increase in      10% Decrease in
                                                     2005               Interest Rates       Interest Rates
                                               ----------------      --------------------   ---------------
$250 million of 4.75% Senior Notes             $          246.2      $              245.1   $         247.3

$150 million of 4.50% Senior Notes                        147.8                     145.8             149.9

$150 million of 5.25% Senior Notes                        148.5                     144.3             152.9

$171 million of 1.75% Convertible
     Debentures                                           352.0                     351.9             352.2

The estimated fair values above were determined by an independent investment banker. The values of the Senior Notes were determined after taking into consideration $225 million of interest rate swaps as follows:

                                                             Estimated Fair Value
                                                  -----------------------------------------
                                                      Debt Fair             Interest Rate
                                                        Value             Swaps Outstanding
                                                  -----------------       -----------------
$250 million of 4.75% Senior Notes                $           246.2       $           150.0

$150 million of 4.50% Senior Notes                            147.8                    50.0

$150 million of 5.25% Senior Notes                            148.5                    25.0

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

We use various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swap and treasury rate lock agreements.



EQUITY PRICE RISK

The estimated fair value of our $171 million of 1.75% Convertible Debentures and change in the estimated fair value due to hypothetical changes in the market price of our common stock is as follows (dollars in millions):

                                                                    Estimated Fair Value
                                               --------------------------------------------------------------
                                                                       10% Increase in        10% Decrease in
                                                   At May 28,           Market Price of       Market Price of
                                                      2005               Common Stock          Common Stock
                                               ------------------      -----------------      ---------------
$171 million of 1.75% Convertible
    Debentures                                 $            352.0      $           387.5      $         320.5

The estimated fair value above was determined by an independent investment banker and was based on a quoted market price of $2,055.00 per Debenture.

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

As of May 28, 2005, we had contracts for the sale of approximately $41.8 million of foreign currency (primarily Euro and Brazilian real) and the purchase of approximately $49.9 million of foreign currency (primarily New Taiwan dollars, Brazilian real, Canadian dollars and pounds sterling).

At May 28, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $17.8 million that would be recorded in the equity section of our balance sheet.

At May 28, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $3.7 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At May 28, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2006 of $18.5 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2006 first quarter anticipatory cash flows that were hedged varied throughout the quarter, but averaged 11%.


DIVIDEND POLICY

We are committed to returning value to our shareholders. Beginning in the second quarter of fiscal 2004, we commenced paying cash dividends on our common stock of $0.085 per share, equivalent to a full-year dividend of $0.34 per share. We currently plan to continue paying dividends in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Financial Risk Management and Dividend Policy" above.




Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Senior Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.




PART II. OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

For information respecting certain legal proceedings, see Item 1, "Certain Factors That May Affect Future Performance," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, Note 14 to Notes to Consolidated Financial Statements of our fiscal 2005 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding purchases by GTECH of shares of its Common Stock, par value $.01 per share (the "Shares") made during the three months ended May 28, 2005.

                           (a)            (b)                   (c)                      (d)
                                                         Total Number of          Approximate Dollar
                          Total                          Shares Purchased          Value of Shares
                         Number         Average         as Part of Publicly         That May Yet Be
                        of Shares      Price Paid         Announced Plans         Purchased Under the
      Period            Purchased      Per Share            or Programs            Plans or Programs
-----------------       ---------      ----------       -------------------       -------------------
February 27, 2005
to April 2, 2005
("March 2005")            556,300      $    23.66               556,300              $  66,180,769

April 3, 2005 to
April 30, 2005
("April 2005")            392,500      $    24.54               392,500              $  56,547,375

May 1, 2005 to
May 28, 2005
("May 2005")              377,300      $    24.53               377,300              $  47,291,272
                        ---------                             ---------

Total                   1,326,100                             1,326,100
                        =========                             =========

On November 2, 2004, we publicly announced that our Board of Directors authorized a program for the Company to purchase up to an aggregate of $100 million of our outstanding Common Stock through February 25, 2006, pursuant to which these shares were purchased.

Item 5. OTHER INFORMATION

The following information was reportable by us in Current Reports on Form 8-K during the quarterly period ended May 28, 2005 as events falling under Item 1.01 of Form 8-K ("Entry into a Material Definitive Agreement"), but was not so reported:

      (a) We entered into a Separation Agreement and Release with David J. Calabro, our former Executive Vice President and Chief Operating Officer, as of April 15, 2005. This agreement provided: (i) that Mr. Calabro's employment would terminate effective May 15, 2005 (the "Termination Date"); (ii) that Mr. Calabro would continue to receive his base salary as of the Termination Date (i.e., $490,000 per annum) through May 14, 2007; (iii) for Mr. Calabro to receive a one-time lump sum payment of $250,000; and (iv) for Mr. Calabro to receive through May 14, 2007 continued life and health insurance coverage at levels equal to those existing as of the Termination Date, subject to continued contribution by Mr. Calabro and discontinuance and offset in certain circumstances. Our agreement with Mr. Calabro contains certain other terms and conditions and is set forth in full as Exhibit 10.2 to the report.

      (b) We entered into a separation agreement and release with Barbara A. Burns, our former Senior Vice President of Human Resources, on April 22, 2005. This agreement provided that Ms. Burns' employment terminated on April 22, 2005, and that Ms. Burns would receive a continuation of her base salary at the time of the termination of employment for thirty-two weeks, or $138,461 in aggregate. Our agreement with Ms. Burns contains certain other terms and conditions and is set forth in full as Exhibit 10.3 to this report.

Item 6. EXHIBITS

The exhibits to this report are as follows:

      10.1 Service Agreement, dated May 12, 2005, between Caixa Economica Federal, and GTECH Brasil Ltda

      10.2 Separation Agreement and Release, dated as of April 15, 2005, by and between Holdings and David J. Calabro

      10.3 Separation Agreement and Release, dated April 22, 2005, by and between Holdings and Barbara A. Burns

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



                                GTECH HOLDINGS CORPORATION

Date: June 30, 2005             By /s/ Jaymin B. Patel
                                ------------------------------------------------
                                Jaymin B. Patel, Senior Vice President and Chief
                                Financial Officer (Principal Financial Officer)



Date: June 30, 2005             By /s/ Robert J. Plourde
                                ------------------------------------------------
                                Robert J. Plourde, Vice President, Corporate
                                Controller and Chief Accounting Officer
                                (Principal Accounting Officer)