Form 10-Q
period 2005-08-27
GTECH HOLDINGS CORP
filed 2005-10-04
CIK 857323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 27, 2005

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11250

                                   ----------

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

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Number of shares of Registrant's Common Stock outstanding as of September 21, 2005: 125,088,626

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets                                            3

        Consolidated Income Statements                                       4-5

        Consolidated Statements of Cash Flows                                  6

        Consolidated Statement of Shareholders' Equity                         7

        Notes to Consolidated Financial Statements                          8-27

Item 2. Management's Discussion and Analysis of Financial Condition        28-44
        and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk            45

Item 4. Controls and Procedures                                               45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           46

Item 4. Submission of Matters to a Vote of Security Holders                   47

Item 6. Exhibits                                                              48

SIGNATURES                                                                    48

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                   August 27,   February 26,
                                                                                      2005          2005
                                                                                  -----------   ------------
                                                                                    (Dollars in thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   167,819   $     94,446
   Investment securities available-for-sale                                           236,175        196,825
   Trade accounts receivable, net                                                     146,310        168,706
   Sales-type lease receivables                                                         3,220          3,461
   Refundable performance deposit                                                       8,000          8,000
   Inventories                                                                         64,115         61,135
   Deferred income taxes                                                               26,378         31,435
   Other current assets                                                                31,387         26,646
                                                                                  -----------   ------------
      TOTAL CURRENT ASSETS                                                            683,404        590,654

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                        692,624        720,438

GOODWILL, net                                                                         330,954        331,022

PROPERTY, PLANT AND EQUIPMENT, net                                                     86,772         74,558

INTANGIBLE ASSETS, net                                                                 67,283         70,839

REFUNDABLE PERFORMANCE DEPOSIT                                                         12,000         12,000

SALES-TYPE LEASE RECEIVABLES                                                            3,387          4,756

OTHER ASSETS                                                                           40,568         50,874
                                                                                  -----------   ------------
      TOTAL ASSETS                                                                $ 1,916,992   $  1,855,141
                                                                                  ===========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                               $    59,453   $     99,234
   Accrued expenses                                                                    51,298         54,227
   Employee compensation                                                               27,321         21,862
   Advance payments from customers                                                     43,880         42,865
   Deferred revenue and advance billings                                               26,883         29,705
   Income taxes payable                                                                37,519         16,499
   Taxes other than income taxes                                                       17,390         16,572
   Short term borrowings                                                                1,842            334
   Current portion of long-term debt                                                    3,474          2,476
                                                                                  -----------   ------------
      TOTAL CURRENT LIABILITIES                                                       269,060        283,774

LONG-TERM DEBT, less current portion                                                  597,413        726,329

OTHER LIABILITIES                                                                      98,075         83,260

DEFERRED INCOME TAXES                                                                  98,287        106,010

COMMITMENTS AND CONTINGENCIES                                                              --             --

SHAREHOLDERS' EQUITY:
   Preferred Stock, par value $.01 per share - 20,000,000 shares authorized,
      none issued                                                                          --             --
   Common Stock, par value $.01 per share - 200,000,000 shares authorized,
      123,835,495 and 116,551,144 shares issued; 123,835,495 and 115,006,751
      shares outstanding at August 27, 2005 and February 26, 2005, respectively         1,238          1,166
   Additional paid-in capital                                                         390,557        278,204
   Accumulated other comprehensive loss                                               (46,842)       (43,227)
   Retained earnings                                                                  509,204        455,537
                                                                                  -----------   ------------
                                                                                      854,157        691,680
   Less cost of 1,544,393 shares in treasury at February 26, 2005                          --        (35,912)
                                                                                  -----------   ------------
                                                                                      854,157        655,768
                                                                                  -----------   ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 1,916,992   $  1,855,141
                                                                                  ===========   ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                               (Unaudited)
                                                            Three Months Ended
                                                         -----------------------
                                                         August 27,   August 28,
                                                            2005         2004
                                                         ----------   ----------
                                                          (Dollars in thousands,
                                                        except per share amounts)
Revenues:
   Services                                              $  266,341   $  248,114
   Sales of products                                         43,601       75,401
                                                         ----------   ----------
                                                            309,942      323,515
Costs and expenses:
   Costs of services                                        161,624      148,481
   Costs of sales                                            24,744       43,874
                                                         ----------   ----------
                                                            186,368      192,355
                                                         ----------   ----------


Gross profit                                                123,574      131,160


Selling, general and administrative                          29,838       29,889
Research and development                                     11,243       12,647
                                                         ----------   ----------
   Operating expenses                                        41,081       42,536
                                                         ----------   ----------


Operating income                                             82,493       88,624


Other income (expense):
   Interest income                                            2,105          981
   Equity in earnings of unconsolidated affiliates              531          293
   Other expense                                               (638)      (1,924)
   Interest expense                                          (8,005)      (3,719)
                                                         ----------   ----------
                                                             (6,007)      (4,369)
                                                         ----------   ----------


Income before income taxes                                   76,486       84,255


Income taxes                                                 27,534       31,174
                                                         ----------   ----------
Net income                                               $   48,952   $   53,081
                                                         ==========   ==========

Basic earnings per share                                 $     0.41   $     0.45
                                                         ==========   ==========

Diluted earnings per share                               $     0.38   $     0.40
                                                         ==========   ==========

Weighted average shares outstanding - basic                 120,851      117,070
                                                         ==========   ==========

Weighted average shares outstanding - diluted               130,052      132,743
                                                         ==========   ==========

Cash dividends declared per common share                 $    0.085   $    0.085
                                                         ==========   ==========

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                            (Unaudited)
                                                         Six Months Ended
                                                      -----------------------
                                                      August 27,   August 28,
                                                         2005         2004
                                                      ----------   ----------
                                                      (Dollars in thousands,
                                                     except per share amounts)
Revenues:
   Services                                           $  557,705   $  501,440
   Sales of products                                      78,636      102,280
                                                      ----------   ----------
                                                         636,341      603,720
Costs and expenses:
   Costs of services                                     330,541      295,774
   Costs of sales                                         46,348       59,791
                                                      ----------   ----------
                                                         376,889      355,565
                                                      ----------   ----------


Gross profit                                             259,452      248,155


Selling, general and administrative                       61,857       57,524
Research and development                                  24,181       25,734
                                                      ----------   ----------
   Operating expenses                                     86,038       83,258
                                                      ----------   ----------


Operating income                                         173,414      164,897


Other income (expense):
   Interest income                                         4,150        2,316
   Equity in earnings of unconsolidated affiliates         2,318        1,599
   Other income (expense)                                 (2,432)       8,601
   Interest expense                                      (15,270)      (8,055)
                                                      ----------   ----------
                                                         (11,234)       4,461
                                                      ----------   ----------


Income before income taxes                               162,180      169,358


Income taxes                                              58,384       62,662
                                                      ----------   ----------
Net income                                            $  103,796   $  106,696
                                                      ==========   ==========

Basic earnings per share                              $     0.88   $     0.91
                                                      ==========   ==========

Diluted earnings per share                            $     0.80   $     0.80
                                                      ==========   ==========

Weighted average shares outstanding - basic              117,748      117,848
                                                      ==========   ==========

Weighted average shares outstanding - diluted            129,947      133,860
                                                      ==========   ==========

Cash dividends declared per common share              $     0.17   $     0.17
                                                      ==========   ==========

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (Unaudited)
                                                                                       Six Months Ended
                                                                                   -----------------------
                                                                                   August 27,   August 28,
                                                                                      2005         2004
                                                                                   ----------   ----------
                                                                                    (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                         $  103,796   $  106,696
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                        83,523       68,504
   Intangibles amortization                                                             5,316        4,170
   Deferred income taxes                                                                7,000       13,904
   Tax benefit related to stock award plans                                             6,827        6,615
   Minority interest                                                                    1,264        1,518
   Equity in earnings of unconsolidated affiliates, net of dividends received             205          908
   Gain on sale of investments                                                           (584)     (10,924)
   Other                                                                               11,381       13,300
   Changes in operating assets and liabilities:
      Trade accounts receivable                                                        18,626      (18,552)
      Inventories                                                                      (2,991)      (5,255)
      Accounts payable                                                                (35,900)      (9,111)
      Employee compensation                                                             4,234      (15,996)
      Advance payments from customers                                                   1,015       (5,904)
      Deferred revenue and advance billings                                            (2,822)      17,700
      Income taxes payable                                                             21,009       15,664
      Other assets and liabilities                                                     (6,669)     (11,480)
                                                                                   ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             215,230      171,757

INVESTING ACTIVITIES
Acquisitions (net of cash acquired)                                                       (30)    (192,402)
Purchases of systems, equipment and other assets relating to contracts                (59,934)    (113,011)
Purchases of available-for-sale investment securities                                (121,675)     (50,150)
Maturities and sales of available-for-sale investment securities                       82,325      272,000
Purchases of property, plant and equipment                                             (5,198)      (6,359)
License fee                                                                            (1,750)          --
Investments in and advances to unconsolidated subsidiaries                             (1,000)      (1,435)
(Increase) decrease in restricted cash                                                  5,080       (5,112)
Proceeds from sale of investment                                                        3,000       11,773
                                                                                   ----------   ----------
NET CASH USED FOR INVESTING ACTIVITIES                                                (99,182)     (84,696)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                               --       15,000
Principal payments on long-term debt                                                   (1,358)     (92,249)
Purchases of treasury stock                                                           (32,051)     (82,808)
Dividends paid                                                                        (20,287)     (20,135)
Premiums and fees paid in connection with the early retirement of debt                     --      (10,610)
Proceeds from stock options                                                             8,431        4,966
Other                                                                                   2,623          739
                                                                                   ----------   ----------
NET CASH USED FOR FINANCING ACTIVITIES                                                (42,642)    (185,097)


Effect of exchange rate changes on cash                                                   (33)      (1,036)
                                                                                   ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       73,373      (99,072)


Cash and cash equivalents at beginning of period                                       94,446      129,339
                                                                                   ----------   ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  167,819   $   30,267
                                                                                   ==========   ==========

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - (Unaudited)

                                                                                    Accumulated
                                                                      Additional       Other
                                               Outstanding   Common     Paid-in    Comprehensive   Retained   Treasury
                                                  Shares      Stock     Capital        Loss        Earnings    Stock       Total
                                               -----------   ------   ----------   -------------   --------   --------   --------
                                                                             (Dollars in thousands)
Balance at February 26, 2005                   115,006,751   $1,166   $  278,204   $     (43,227)  $455,537   $(35,912)  $655,768

Comprehensive income:
   Net income                                           --       --           --              --    103,796         --    103,796
   Other comprehensive income (loss),
      net of tax:
      Foreign currency translation                      --       --           --          (4,006)        --         --     (4,006)
      Amortization of unrecognized gain on
         interest rate locks to interest
         expense                                        --       --           --            (165)        --         --       (165)
      Unrecognized net gain on derivative
         instruments                                    --       --           --             481         --         --        481
      Unrealized gain on investments                    --       --           --              75         --         --         75
                                                                                                                         --------
Comprehensive income                                                                                                      100,181
Treasury shares purchased                       (1,326,100)      --           --              --         --    (32,051)   (32,051)
Cash dividends on common stock
   ($0.17 per share)                                    --       --           --              --    (20,431)        --    (20,431)
Shares issued under employee stock purchase
   and stock award plans                           219,612       --          350              --     (1,234)     4,509      3,625
Shares issued upon exercise of stock options       834,585        4        4,656              --     (5,407)     9,178      8,431
Shares issued upon conversion of debentures      9,100,647       68      100,520              --    (23,057)    54,276    131,807
Tax benefits related to stock award plans               --       --        6,827              --         --         --      6,827
                                               -----------   ------   ----------   -------------   --------   --------   --------
Balance at August 27, 2005                     123,835,495   $1,238   $  390,557   $     (46,842)  $509,204   $     --   $854,157
                                               ===========   ======   ==========   =============   ========   ========   ========

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Holdings, the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 27, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 25, 2006. The balance sheet at February 26, 2005 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2005 Annual Report on Form 10-K.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

STOCK-BASED COMPENSATION PLANS

We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our stock-based compensation plans and we have elected to continue to use the intrinsic value-based method to account for stock option grants. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of Statement of Financial Accounting Standards No. 123. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock.

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION PLANS (continued)

Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income and earnings per share would have been reduced to the pro forma amounts listed in the table below. In the first and second quarters of fiscal 2005, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. In the first and second quarters of fiscal 2006, the fair value of each grant was estimated on the date of grant using a binomial option pricing model. We changed our option pricing model to a binomial model as we believe the binomial model provides a better estimate of fair value.

                                                Three Months Ended         Six Months Ended
                                             -----------------------   -----------------------
                                             August 27,   August 28,   August 27,   August 28,
                                                2005         2004         2005         2004
                                             ----------   ----------   ----------   ----------
                                              (Dollars in thousands, except per share amounts)
Net income, as reported                      $   48,952   $   53,081   $  103,796   $  106,696
Add: Stock-based compensation expense
   included in reported net income, net of
   related tax effects                              694          656        2,308        1,254
Deduct: Total stock-based compensation
   expense determined under the fair value
   method for all awards, net of related
   tax effects                                   (1,855)      (2,380)      (4,606)      (4,392)
                                             ----------   ----------   ----------   ----------
Pro forma net income                         $   47,791   $   51,357   $  101,498   $  103,558
                                             ==========   ==========   ==========   ==========

Basic earnings per share:
   As reported                               $     0.41   $     0.45   $     0.88   $     0.91
   Pro forma                                       0.40         0.44         0.86         0.88
Diluted earnings per share:
   As reported                               $     0.38   $     0.40   $     0.80   $     0.80
   Pro forma                                       0.37         0.39         0.79         0.78

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative. We plan to adopt SFAS 123R on the first day of fiscal 2007 (February 26, 2006). We currently estimate the impact of adopting SFAS 123R will be in a range of $0.04 to $0.06 per diluted share in fiscal 2007.

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


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                     August 27,     February 26,
                                                        2005            2005
                                                     ----------     ------------
                                                       (Dollars in thousands)
Raw materials                                        $   20,295     $     29,622
Work in progress                                         29,287           15,492
Finished goods                                           14,533           16,021
                                                     ----------     ------------
                                                     $   64,115     $     61,135
                                                     ==========     ============

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for using contract accounting. Work in progress at August 27, 2005 and February 26, 2005 includes approximately $23.1 million and $12.0 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress above) totaled $43.9 million and $42.9 million at August 27, 2005 and February 26, 2005, respectively.


NOTE 4 - RESTRICTED ASSETS

Pursuant to a June 2004 ruling (the "Ruling") in a civil action initiated by federal attorneys with Brazil's Public Ministry, certain of our Brazilian assets totaling approximately $10.7 million (including $5.1 million of cash that was included in Other Assets in our Consolidated Balance Sheet at February 26,
2005), was restricted from transfer or sale. In July 2004, we filed an appeal of the Ruling and in March 2005, an appellate court decision ordered that the restrictions on the transfer or sale of our Brazilian assets be removed. Accordingly, there were no restricted assets as of August 27, 2005.

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

A summary of product warranty activity for the three and six months ended August 27, 2005 and August 28, 2004 is as follows:

                                        Three Months Ended         Six Months Ended
                                     -----------------------   -----------------------
                                     August 27,   August 28,   August 27,   August 28,
                                        2005         2004         2005         2004
                                     ----------   ----------   ----------   ----------
                                                   (Dollars in thousands)
Balance at beginning of period       $    1,291   $    1,505   $    1,634   $      749
Additional reserves                         166          480          250          561
Charges incurred                            (58)        (786)        (469)        (947)
Change in estimate                         (434)           2         (434)        (298)
Opening reserve balance associated
   with acquisitions                         --           --           --        1,126
Other                                        29           25           13           35
                                     ----------   ----------   ----------   ----------
Balance at end of period             $      994   $    1,226   $      994   $    1,226
                                     ==========   ==========   ==========   ==========

Our reserves for product warranty are included in Accrued Expenses in our Consolidated Balance Sheets.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                      August 27,    February 26,
                                                         2005           2005
                                                      ----------    ------------
                                                        (Dollars in thousands)
4.75% Senior Notes due October 2010                   $  249,718    $    249,690
4.50% Senior Notes due December 2009                     149,646         149,604
5.25% Senior Notes due December 2014                     148,771         148,704
1.75% Convertible Debentures due
   December 2021                                          49,866         175,000
Fair value of interest rate swaps                           (686)            541
Other, due through October 2007                            3,572           5,266
                                                      ----------    ------------
                                                         600,887         728,805
Less current portion                                       3,474           2,476
                                                      ----------    ------------
                                                      $  597,413    $    726,329
                                                      ==========    ============

1.75% CONVERTIBLE DEBENTURES

Our 1.75% Convertible Debentures due December 2021 (the "Debentures") are convertible at the option of the holder into shares of our common stock in certain specified circumstances. The Debentures became convertible on May 1, 2003 and remained convertible through the end of the second quarter of fiscal 2006 (August 27, 2005) because the sale price of our common stock was more than 120% of the conversion price (approximately $16.50 per share) for at least 20 trading days in a 30 trading-day period.

During the first six months of fiscal 2006, approximately $125.1 million principal amount of the Debentures were converted by holders of the Debentures, resulting in the issuance of 9,100,647 shares of our common stock. After the close of our fiscal 2006 second quarter, an additional $16.0 million principal amount of Debentures were converted, resulting in the issuance of 1,162,398 shares of our common stock.

CREDIT FACILITY

We have a $500 million unsecured senior revolving credit facility expiring in October 2009 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at August 27, 2005 or February 26, 2005. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. At August 27, 2005 there was $492.5 million available for borrowing under the Credit Facility, after considering $7.5 million of letters of credit issued and outstanding.

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

On September 28, 2005 (after the close of our fiscal 2006 second quarter), we purchased an additional 11.681% of PolCard from Innova for cash consideration of approximately $21.5 million.

We have three fair value options to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value. Each fair value option has a duration of 90 days and is to be based on an appraised value from at least two investment banks at the date of each option period.

Taking into consideration our purchase of an additional 11.681% of PolCard, we estimate that the buyout prices of each fair value option, based on discounted cash flows, could be as follows:

                               Buyout Percentage
                                of the PolCard          Range of
Exercise Date Commencing In   Outstanding Equity      Buyout Price
---------------------------   ------------------   ------------------
May 2007                             12.6%         $20 to $30 million
May 2008                              6.3%         $11 to $17 million
May 2009                              6.3%         $13 to $19 million

OTHER

See "Legal Proceedings" in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this report.

NOTE 8 - GUARANTEES AND INDEMNIFICATIONS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at August 27, 2005:

                       Total potential
                         commitments
                       ---------------
                        (in thousands)
Performance bonds      $       221,617
Financial guarantees            30,707
Litigation bonds                 9,370
All other bonds                  4,962
                       ---------------
                       $       266,656
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

On March 24, 2005, we guaranteed 50% of Atronic's obligations due under a Euro 50 million (approximately $61 million at the August 27, 2005 exchange rate) loan made by a commercial lender to Atronic (the "Agreement"). Our maximum liability under this guarantee is equal to the lesser of Euro 25 million (approximately $31 million at the August 27, 2005 exchange rate) or 50% of Atronic's outstanding obligations under the Agreement. The guarantee arose in connection with our planned acquisition of Atronic on December 31, 2006. We would be required to perform under the guarantee should Atronic fail to make any interest or principal payments in accordance with the terms and conditions of the Agreement. Our guarantee expires on April 26, 2010. As of August 27, 2005, the carrying amount of the liability for our obligations under this guarantee is $2.0 million, which is included in Other Liabilities in our Consolidated Balance Sheets. A corresponding asset of $2.0 million is included in Other Assets in our Consolidated Balance Sheets.

The Agreement stipulates that if any event of default should occur and be continuing under our Credit Facility, we would be required to deposit in an account with the commercial lender, Euro 25 million, which would be held by the commercial lender as collateral for the payment and performance of our obligations under the guarantee. The commercial lender would have control over this account. The cash deposit would be released to us three business days after all the events of default have been cured or waived.

LOXLEY GTECH PRIVATE LIMITED

We have a 49% interest in Loxley GTECH Private Limited Co. ("LGT"), which is accounted for using the equity method of accounting. LGT is a corporate joint venture that will provide the online lottery system in Thailand. On March 29, 2005, in order to assist LGT with obtaining the financing they require to enable them to perform under their obligation to operate the online lottery system in Thailand, we guaranteed, along with the 51% shareholder in LGT, Baht 1.925 billion (approximately $47 million at the August 27, 2005 exchange rate) principal amount in loans and Baht 455 million (approximately $11 million at the August 27, 2005 exchange rate) in performance bonds and trade finance facilities made to LGT by an unrelated commercial lender (collectively, the "Facilities"). We are jointly and severally liable with the other shareholder in LGT for this guarantee. We would be required to perform under the guarantee should LGT fail to make interest or principal payments in accordance with the terms and conditions of the Facilities. Our guarantee obligations commenced in July 2005 and will terminate upon the start-up of the online lottery system in Thailand, which is currently expected to occur in the fourth quarter of fiscal 2006. As of August 27, 2005, LGT had no borrowing under the loans. As of August 27, 2005, the carrying amount of the liability for our obligations under this guarantee was de minimus.

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


NOTE 9 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                       Three Months Ended         Six Months Ended
                                    -----------------------   -----------------------
                                    August 27,   August 28,   August 27,   August 28,
                                       2005         2004         2005         2004
                                    ----------   ----------   ----------   ----------
                                                  (Dollars in thousands)
Net income                          $   48,952   $   53,081   $  103,796   $  106,696

Other comprehensive income (loss),
   net of tax
   Foreign currency translation          1,082        1,954       (4,006)        (266)
   Amortization of unrecognized
      gain on interest rate locks
      to interest expense                  (82)          --         (165)          --
   Unrecognized net gain (loss) on
      derivative instruments              (482)         513          481        1,407
   Unrealized gain (loss) on
      investments                           75           --           75           (2)
                                    ----------   ----------   ----------   ----------
Comprehensive income                $   49,545   $   55,548   $  100,181   $  107,835
                                    ==========   ==========   ==========   ==========

NOTE 10 - EARNINGS PER SHARE

The following table shows the computation of basic and diluted earnings per share:

                                       Three Months Ended         Six Months Ended
                                    -----------------------   -----------------------
                                    August 27,   August 28,   August 27,   August 28,
                                       2005         2004         2005         2004
                                    ----------   ----------   ----------   ----------
                                         (In thousands, except per share amounts)
Numerator:
   Net income (Numerator for basic
      earnings per share)           $   48,952   $   53,081   $  103,796   $  106,696

Effect of dilutive securities:
   Interest expense on 1.75%
      Convertible Debentures, net
      of tax                               277          518          801        1,047
                                    ----------   ----------   ----------   ----------
Numerator for diluted earnings per
      share                         $   49,229   $   53,599   $  104,597   $  107,743
                                    ==========   ==========   ==========   ==========
Denominator:
   Denominator for basic earnings
      per share-weighted average
      shares                           120,851      117,070      117,748      117,848

Effect of dilutive securities:
   1.75% Convertible Debentures          6,418       12,727        9,506       12,727
   Employee stock options                2,573        2,744        2,518        3,062
   Unvested stock awards and
      employee stock purchase plan
      shares                               210          202          175          223
                                    ----------   ----------   ----------   ----------
      Dilutive potential common
         shares                          9,201       15,673       12,199       16,012

Denominator for diluted earnings
      per share-adjusted weighted
      average shares and assumed
      conversions                      130,052      132,743      129,947      133,860
                                    ==========   ==========   ==========   ==========


Basic earnings per share            $     0.41   $     0.45   $     0.88   $     0.91
                                    ==========   ==========   ==========   ==========


Diluted earnings per share          $     0.38   $     0.40   $     0.80   $     0.80
                                    ==========   ==========   ==========   ==========

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

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. Non-cash activities that occurred during the first six months of fiscal 2006 and 2005 are summarized as follows:

                                                     August 27,   August 28,
                                                        2005         2004
                                                     ----------   ----------
                                                      (Dollars in thousands)
Issuance of 6,830,141 shares of Holding common
   stock in connection with the conversion of
   our 1.75% Convertible Debentures                  $   93,915   $       --
Issuance of 2,270,506 treasury shares in
   connection with the conversion of our 1.75%
   Convertible Debentures                                31,219           --
Non-cash investment related to our new world
   headquarters facility in Providence, RI               10,386        1,351
Excess deferred tax liabilities associated with
   the contingent interest feature of our 1.75%
   Convertible Debentures                                 9,666           --
Debt issuance costs reclassified to additional
   paid-in capital in connection with the
   conversion of our 1.75% Convertible Debentures         3,080           --
Treasury shares issued under stock award plans            2,390        2,736


NOTE 13 - SUBSEQUENT EVENT

In September 2005, after the close of our fiscal 2006 second quarter, we announced that we have received a non-binding preliminary expression of interest from an unidentified third party regarding the potential acquisition of the Company. In light of this expression of interest, the independent members of our board of directors are examining our strategic options with the assistance of Citigroup Global Markets as their financial advisor.

As previously announced, our board has not concluded that we should enter into any extraordinary transaction and, in any event, there can be no assurance that, if the directors determine that a sale of the Company at this time is an attractive option, a transaction will be successfully negotiated or consummated, or as to the form or terms of such a transaction.

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Balance Sheets
August 27, 2005

                                                       Parent        Guarantor     Non-Guarantor    Eliminating
                                                      Company       Subsidiaries    Subsidiaries      Entries       Consolidated
                                                   -------------   -------------   -------------   -------------   -------------
                                                                          (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                       $          --   $      84,274   $      83,545   $          --   $     167,819
   Investment securities available-for-sale                   --         236,175              --              --         236,175
   Trade accounts receivable, net                             --          78,790          67,520              --         146,310
   Due from subsidiaries and affiliates                       --          57,104              --         (57,104)             --
   Sales-type lease receivables                               --           3,033             187              --           3,220
   Refundable performance deposit                             --              --           8,000              --           8,000
   Inventories                                                --          29,721          39,036          (4,642)         64,115
   Deferred income taxes                                      --          12,445          13,933              --          26,378
   Other current assets                                       --           8,841          22,546              --          31,387
                                                   -------------   -------------   -------------   -------------   -------------
      Total Current Assets                                    --         510,383         234,767         (61,746)        683,404

Systems, Equipment and Other Assets Relating to
   Contracts, net                                             --         599,210         106,410         (12,996)        692,624
Investment in Subsidiaries and Affiliates                854,157         453,032              --      (1,307,189)             --
Goodwill, net                                                 --         115,981         214,973              --         330,954
Property, Plant and Equipment, net                            --          52,282          34,490              --          86,772
Intangible Assets, net                                        --          20,716          46,567              --          67,283
Refundable Performance Deposit                                --              --          12,000              --          12,000
Sales-Type Lease Receivables                                  --           3,338              49              --           3,387
Other Assets                                                  --          12,692          27,876              --          40,568
                                                   -------------   -------------   -------------   -------------   -------------
   Total Assets                                    $     854,157   $   1,767,634   $     677,132   $  (1,381,931)  $   1,916,992
                                                   =============   =============   =============   =============   =============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                $          --   $      32,954   $      26,499   $          --   $      59,453
   Due to subsidiaries and affiliates                         --              --          57,104         (57,104)             --
   Accrued expenses                                           --          29,552          21,746              --          51,298
   Employee compensation                                      --          17,596           9,725              --          27,321
   Advance payments from customers                            --          11,720          32,160              --          43,880
   Deferred revenue and advance billings                      --          14,676          12,207              --          26,883
   Income taxes payable                                       --          30,685           6,834              --          37,519
   Taxes other than income taxes                              --           8,822           8,568              --          17,390
   Short term borrowings                                      --              --           1,842              --           1,842
   Current portion of long-term debt                          --              --           3,474              --           3,474
                                                   -------------   -------------   -------------   -------------   -------------
      Total Current Liabilities                               --         146,005         180,159         (57,104)        269,060

Long-Term Debt, less current portion                          --         597,314              99              --         597,413
Other Liabilities                                             --          71,002          27,073              --          98,075
Deferred Income Taxes                                         --          81,518          16,769              --          98,287
Shareholders' Equity                                     854,157         871,795         453,032      (1,324,827)        854,157
                                                   -------------   -------------   -------------   -------------   -------------
      Total Liabilities and Shareholders' Equity   $     854,157   $   1,767,634   $     677,132   $  (1,381,931)  $   1,916,992
                                                   =============   =============   =============   =============   =============

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Balance Sheets
February 26, 2005

                                                       Parent        Guarantor     Non-Guarantor    Eliminating
                                                      Company       Subsidiaries    Subsidiaries      Entries       Consolidated
                                                   -------------   -------------   -------------   -------------   -------------
                                                                          (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                       $          --   $      23,020   $      71,426   $          --   $      94,446
   Investment securities available-for-sale                   --         196,825              --              --         196,825
   Trade accounts receivable, net                             --          82,212          86,494              --         168,706
   Due from subsidiaries and affiliates                       --          53,345              --         (53,345)             --
   Sales-type lease receivables                               --           3,215             246              --           3,461
   Refundable performance deposit                             --              --           8,000              --           8,000
   Inventories                                                --          30,387          34,366          (3,618)         61,135
   Deferred income taxes                                      --          14,030          17,405              --          31,435
   Other current assets                                       --           6,669          19,977              --          26,646
                                                   -------------   -------------   -------------   -------------   -------------
      Total Current Assets                                    --         409,703         237,914         (56,963)        590,654

Systems, Equipment and Other Assets Relating to
   Contracts, net                                             --         616,204         118,436         (14,202)        720,438
Investment in Subsidiaries and Affiliates                655,768         448,499              --      (1,104,267)             --
Goodwill, net                                                 --         115,981         215,041              --         331,022
Property, Plant and Equipment, net                            --          40,120          34,438              --          74,558
Intangible Assets, net                                        --          22,157          48,682              --          70,839
Refundable Performance Deposit                                --              --          12,000              --          12,000
Sales-Type Lease Receivables                                  --           4,681              75              --           4,756
Other Assets                                                  --          28,209          22,665              --          50,874
                                                   -------------   -------------   -------------   -------------   -------------
   Total Assets                                    $     655,768   $   1,685,554   $     689,251   $  (1,175,432)  $   1,855,141
                                                   =============   =============   =============   =============   =============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                $          --   $      41,525   $      57,709   $          --   $      99,234
   Due to subsidiaries and affiliates                         --              --          53,345         (53,345)             --
   Accrued expenses                                           --          29,277          24,950              --          54,227
   Employee compensation                                      --          13,252           8,610              --          21,862
   Advance payments from customers                            --           8,113          34,752              --          42,865
   Deferred revenue and advance billings                      --          11,369          18,336              --          29,705
   Income taxes payable                                       --          11,902           4,597              --          16,499
   Taxes other than income taxes                              --           7,688           8,884              --          16,572
   Short term borrowings                                      --              --             334              --             334
   Current portion of long-term debt                          --              --           2,476              --           2,476
                                                   -------------   -------------   -------------   -------------   -------------
      Total Current Liabilities                               --         123,126         213,993         (53,345)        283,774

Long-Term Debt, less current portion                          --         723,539           2,790              --         726,329
Other Liabilities                                             --          64,035          19,225              --          83,260
Deferred Income Taxes                                         --         101,266           4,744              --         106,010
Shareholders' Equity                                     655,768         673,588         448,499      (1,122,087)        655,768
                                                   -------------   -------------   -------------   -------------   -------------
      Total Liabilities and Shareholders' Equity   $     655,768   $   1,685,554   $     689,251   $  (1,175,432)  $   1,855,141
                                                   =============   =============   =============   =============   =============

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended August 27, 2005

                                            Parent        Guarantor     Non-Guarantor   Eliminating
                                           Company       Subsidiaries    Subsidiaries     Entries     Consolidated
                                         -----------     ------------   -------------   -----------   ------------
                                                                      (Dollars in thousands)
Revenues:
   Services                              $          --   $    181,409   $      84,932   $        --   $    266,341
   Sales of products                                --         18,935          24,666            --         43,601
   Intercompany sales and fees                      --         29,694          11,958       (41,652)            --
                                         -------------   ------------   -------------   -----------   ------------
                                                    --        230,038         121,556       (41,652)       309,942
Costs and expenses:
   Costs of services                                --        111,208          51,847        (1,431)       161,624
   Costs of sales                                   --          9,574          15,170            --         24,744
   Intercompany cost of sales and fees              --         28,908          (1,433)      (27,475)            --
                                         -------------   ------------   -------------   -----------   ------------
                                                    --        149,690          65,584       (28,906)       186,368
                                         -------------   ------------   -------------   -----------   ------------


Gross profit                                        --         80,348          55,972       (12,746)       123,574

Selling, general & administrative                   --         19,300          10,538            --         29,838
Research and development                            --          7,282           3,961            --         11,243
                                         -------------   ------------   -------------   -----------   ------------
      Operating expenses                            --         26,582          14,499            --         41,081
                                         -------------   ------------   -------------   -----------   ------------

Operating income                                    --         53,766          41,473       (12,746)        82,493

Other income (expense):
      Interest income                               --          1,513             592            --          2,105
      Equity in earnings (loss) of
         unconsolidated affiliates                  --            923            (392)           --            531
      Equity in earnings of
         consolidated affiliates                48,952         26,076              --       (75,028)            --
      Other expense                                 --           (142)           (496)           --           (638)
      Interest expense                              --         (7,571)           (434)           --         (8,005)
                                         -------------   ------------   -------------   -----------   ------------
                                                48,952         20,799            (730)      (75,028)        (6,007)
                                         -------------   ------------   -------------   -----------   ------------


Income before income taxes                      48,952         74,565          40,743       (87,774)        76,486

Income taxes                                        --         26,843          14,667       (13,976)        27,534
                                         -------------   ------------   -------------   -----------   ------------
Net income                               $      48,952   $     47,722   $      26,076   $   (73,798)  $     48,952
                                         =============   ============   =============   ===========   ============

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Six Months Ended August 27, 2005

                                            Parent       Guarantor     Non-Guarantor   Eliminating
                                           Company      Subsidiaries    Subsidiaries     Entries     Consolidated
                                        -------------   ------------   -------------   -----------   ------------
                                                                    (Dollars in thousands)
Revenues:
   Services                             $          --   $    371,047   $     186,658   $        --   $    557,705
   Sales of products                               --         28,032          50,604            --         78,636
   Intercompany sales and fees                     --         78,171          24,574      (102,745)            --
                                        -------------   ------------   -------------   -----------   ------------
                                                   --        477,250         261,836      (102,745)       636,341
Costs and expenses:
   Costs of services                               --        225,392         107,750        (2,601)       330,541
   Costs of sales                                  --         14,312          32,036            --         46,348
   Intercompany cost of sales and fees             --         57,064           6,400       (63,464)            --
                                        -------------   ------------   -------------   -----------   ------------
                                                   --        296,768         146,186       (66,065)       376,889
                                        -------------   ------------   -------------   -----------   ------------


Gross profit                                       --        180,482         115,650       (36,680)       259,452

Selling, general & administrative                  --         38,795          23,062            --         61,857
Research and development                           --         15,165           9,016            --         24,181
                                        -------------   ------------   -------------   -----------   ------------
      Operating expenses                           --         53,960          32,078            --         86,038
                                        -------------   ------------   -------------   -----------   ------------

Operating income                                   --        126,522          83,572       (36,680)       173,414

Other income (expense):
      Interest income                              --          2,908           1,242            --          4,150
      Equity in earnings of
         unconsolidated affiliates                 --          2,212             106            --          2,318
      Equity in earnings of
         consolidated affiliates              103,796         52,202              --      (155,998)            --
      Other income (expense)                       --            406          (2,838)           --         (2,432)
      Interest expense                             --        (14,753)           (517)           --        (15,270)
                                        -------------   ------------   -------------   -----------   ------------
                                              103,796         42,975          (2,007)     (155,998)       (11,234)
                                        -------------   ------------   -------------   -----------   ------------


Income before income taxes                    103,796        169,497          81,565      (192,678)       162,180

Income taxes                                       --         61,019          29,363       (31,998)        58,384
                                        -------------   ------------   -------------   -----------   ------------
Net income                              $     103,796   $    108,478   $      52,202   $  (160,680)  $    103,796
                                        =============   ============   =============   ===========   ============

Condensed Consolidating Income Statements
Three Months Ended August 28, 2004

                                            Parent        Guarantor     Non-Guarantor   Eliminating
                                           Company       Subsidiaries    Subsidiaries     Entries     Consolidated
                                         -----------     ------------   -------------   -----------   ------------
                                                                      (Dollars in thousands)
Revenues:
   Services                              $         --    $    176,690   $      71,424   $        --   $    248,114
   Sales of products                               --          40,394          35,007            --         75,401
   Intercompany sales and fees                     --          17,957          10,806       (28,763)            --
                                         ------------    ------------   -------------   -----------   ------------
                                                   --         235,041         117,237       (28,763)       323,515
Costs and expenses:
   Costs of services                               --         101,756          47,569          (844)       148,481
   Costs of sales                                  --          20,380          23,494            --         43,874
   Intercompany cost of sales and fees             --          21,321           4,286       (25,607)            --
                                         ------------    ------------   -------------   -----------   ------------
                                                   --         143,457          75,349       (26,451)       192,355
                                         ------------    ------------   -------------   -----------   ------------

Gross profit                                       --          91,584          41,888        (2,312)       131,160


Selling, general & administrative                  --          20,020           9,869            --         29,889
Research and development                           --           8,454           4,193            --         12,647
                                         ------------    ------------   -------------   -----------   ------------
      Operating expenses                           --          28,474          14,062            --         42,536
                                         ------------    ------------   -------------   -----------   ------------

Operating income                                   --          63,110          27,826        (2,312)        88,624

Other income (expense):
      Interest income                              --             172             809            --            981
      Equity in earnings (loss) of
         unconsolidated affiliates                 --             573            (280)           --            293
      Equity in earnings of
         consolidated affiliates               53,081          15,781              --       (68,862)            --
      Other income (expense)                       --           1,071          (2,995)           --         (1,924)
      Interest expense                             --          (3,408)           (311)           --         (3,719)
                                         ------------    ------------   -------------   -----------   ------------
                                               53,081          14,189          (2,777)      (68,862)        (4,369)
                                         ------------    ------------   -------------   -----------   ------------


Income before income taxes                     53,081          77,299          25,049       (71,174)        84,255

Income taxes                                       --          28,600           9,268        (6,694)        31,174
                                         ------------    ------------   -------------   -----------   ------------
Net income                               $     53,081    $     48,699   $      15,781   $   (64,480)  $     53,081
                                         ============    ============   =============   ===========   ============

Condensed Consolidating Income Statements
Six Months Ended August 28, 2004

                                             Parent       Guarantor    Non-Guarantor   Eliminating
                                            Company     Subsidiaries    Subsidiaries     Entries     Consolidated
                                         ------------   ------------   -------------   -----------   ------------
                                                                (Dollars in thousands)
Revenues:
   Services                              $         --   $    355,353   $     146,087   $        --   $    501,440
   Sales of products                               --         58,838          43,442            --        102,280
   Intercompany sales and fees                     --         49,863          24,997       (74,860)            --
                                         ------------   ------------   -------------   -----------   ------------
                                                   --        464,054         214,526       (74,860)       603,720
Costs and expenses:
   Costs of services                               --        205,830          91,306        (1,362)       295,774
   Costs of sales                                  --         31,748          28,056           (13)        59,791
   Intercompany cost of sales and fees             --         45,017           8,577       (53,594)            --
                                         ------------   ------------   -------------   -----------   ------------
                                                   --        282,595         127,939       (54,969)       355,565
                                         ------------   ------------   -------------   -----------   ------------

Gross profit                                       --        181,459          86,587       (19,891)       248,155


Selling, general & administrative                  --         39,462          18,062            --         57,524
Research and development                           --         17,660           8,074            --         25,734
                                         ------------   ------------   -------------   -----------   ------------
      Operating expenses                           --         57,122          26,136            --         83,258
                                         ------------   ------------   -------------   -----------   ------------

Operating income                                   --        124,337          60,451       (19,891)       164,897

Other income (expense):
      Interest income                              --            785           1,531            --          2,316
      Equity in earnings (loss) of
         unconsolidated affiliates                 --          1,914            (315)           --          1,599
      Equity in earnings of
         consolidated affiliates              106,696         44,022              --      (150,718)            --
      Other income (expense)                       --           (358)          8,959            --          8,601
      Interest expense                             --         (7,305)           (750)           --         (8,055)
                                         ------------   ------------   -------------   -----------   ------------
                                              106,696         39,058           9,425      (150,718)         4,461
                                         ------------   ------------   -------------   -----------   ------------


Income before income taxes                    106,696        163,395          69,876      (170,609)       169,358


Income taxes                                       --         60,456          25,854       (23,648)        62,662
                                         ------------   ------------   -------------   -----------   ------------
Net income                               $    106,696   $    102,939   $      44,022   $  (146,961)  $    106,696
                                         ============   ============   =============   ===========   ============

Condensed Consolidating Statements of Cash Flows
Six Months Ended August 27, 2005

                                                   Parent          Guarantor       Non-Guarantor      Eliminating
                                                  Company        Subsidiaries       Subsidiaries        Entries         Consolidated
                                               ------------      ------------      -------------      -----------       ------------
                                                                                (Dollars in thousands)
Net cash provided by operating activities      $        --       $    148,791     $      67,666      $    (1,227)      $    215,230

Investing Activities
   Acquisitions (net of cash acquired)                  --                 --               (30)              --                (30)
   Purchases of systems, equipment and
      other assets relating to contracts                --            (46,787)          (14,374)           1,227            (59,934)
   Purchases of available-for-sale
      investment securities                             --           (121,675)               --               --           (121,675)
   Maturities and sales of available-for-sale
      investment securities                             --             82,325                --               --             82,325
   Purchases of property, plant and equipment           --             (4,544)             (654)              --             (5,198)
   License fee                                          --                 --            (1,750)              --             (1,750)
   Investment in advances to unconsolidated
      subsidiaries                                      --                 --            (1,000)              --             (1,000)
   Decrease in restricted cash                          --                 --             5,080               --              5,080
   Proceeds from sale of investment                     --                 --             3,000               --              3,000
                                              ------------       ------------     -------------      -----------       ------------
Net cash used for investing activities                  --            (90,681)           (9,728)           1,227            (99,182)

Financing Activities
   Principal payments on long-term debt                 --                 --            (1,358)              --             (1,358)
   Purchases of treasury stock                     (32,051)                --                --               --            (32,051)
   Dividends paid                                  (20,287)                --                --               --            (20,287)
   Proceeds from stock options                       8,431                 --                --               --              8,431
   Intercompany capital transactions                42,672            (42,672)               --               --                 --
   Other                                             1,235               (129)            1,517               --              2,623
                                              ------------       ------------     -------------      -----------       ------------
Net cash provided by (used for)
   financing activities                                 --            (42,801)              159               --            (42,642)
Effect of exchange rate changes on cash                 --                  9               (42)              --                (33)
                                              ------------       ------------     -------------      -----------       ------------
Increase in cash and cash equivalents                   --             15,318            58,055               --             73,373
Cash and cash equivalents at
   beginning of period                                  --             68,956            25,490               --             94,446
                                              ------------       ------------     -------------      -----------       ------------
Cash and cash equivalents at end of period    $         --       $     84,274     $      83,545      $        --       $    167,819
                                              ============       ============     =============      ===========       ============

Condensed Consolidating Statements of Cash Flows
Six Months Ended August 28, 2004

                                                    Parent         Guarantor      Non-Guarantor     Eliminating
                                                   Company       Subsidiaries      Subsidiaries       Entries        Consolidated
                                                -------------    -------------    -------------    -------------    -------------
                                                                              (Dollars in thousands)
Net cash provided by operating activities       $         --     $    166,112     $      7,380     $    (1,735)    $    171,757

Investing Activities
   Acquisitions (net of cash acquired)                    --               --         (192,402)             --         (192,402)
   Purchases of systems, equipment and other
      assets relating to contracts                        --          (99,433)         (15,313)          1,735         (113,011)
   Purchases of available-for-sale investment
      securities                                          --          (50,150)              --              --          (50,150)
   Maturities and sales of available-for-sale
      investment securities                               --          272,000               --              --          272,000
   Purchases of property, plant and equipment             --           (6,293)             (66)             --           (6,359)
   Investment in advances to unconsolidated
      subsidiaries                                        --               --           (1,435)             --           (1,435)
   Increase in restricted cash                            --               --           (5,112)             --           (5,112)
   Proceeds from sale of investment                       --               --           11,773              --           11,773
                                                ------------     ------------     ------------     -----------     ------------
Net cash provided by (used for) investing
   activities                                             --          116,124         (202,555)          1,735          (84,696)

Financing Activities
   Net proceeds from issuance of long-term
      debt                                                --           15,000               --              --           15,000
   Principal payments on long-term debt                   --          (90,000)          (2,249)             --          (92,249)
   Purchases of treasury stock                       (82,808)              --               --              --          (82,808)
   Dividends paid                                    (20,135)              --               --              --          (20,135)
   Premiums and fees paid in connection with
      the early retirement of debt                        --          (10,610)              --              --          (10,610)
   Proceeds from stock options                         4,966               --               --              --            4,966
   Intercompany capital transactions                  97,177         (265,177)         168,000              --               --
   Other                                                 800              (61)              --              --              739
                                                ------------     ------------     ------------     -----------     ------------
Net cash provided by (used for) financing
   activities                                             --         (350,848)         165,751              --         (185,097)
Effect of exchange rate changes on cash                   --             (288)            (748)             --           (1,036)
                                                ------------     ------------     ------------     -----------     ------------
Decrease in cash and cash equivalents                     --          (68,900)         (30,172)             --          (99,072)
Cash and cash equivalents at beginning
   of period                                              --           68,956           60,383              --          129,339
                                                ------------     ------------     ------------     -----------     ------------
Cash and cash equivalents at end of period      $         --     $         56     $     30,211     $        --     $     30,267
                                                ============     ============     ============     ===========     ============

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

- OPERATIONS REVIEW - an analysis of our consolidated results of operations for the three and six month periods ended August 27, 2005 and August 28, 2004 presented in our financial statements. We operate in one business - Transaction Processing, and we have a single operating and reportable business segment. Therefore, our discussions are not quantified by segment results.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this report are forward-looking statements within the meaning of the United States Private Litigation Reform Act of 1995. We identify forward-looking statements by words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "intend," "believe," "estimate," "continue," "project" or similar terms that refer to the future. Such statements include, without limitation, statements relating to:

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

We are a global gaming and technology company providing software, networks and professional services that power high-performance, transaction processing systems. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 52 countries worldwide and we have a growing presence in commercial gaming technology ("Gaming Solutions") and financial services transaction processing ("Commercial Services"). A comparison of our revenue concentration is as follows:

*                         Six Months
                             Ended
                          August 27,       Fiscal         Fiscal
Consolidated Revenues        2005           2005           2004
---------------------     ----------     ----------     ----------
Lottery                           85%            87%            91%
Commercial Services               10%             7%             7%
Gaming Solutions                   5%             6%             2%
                          ----------     ----------     ----------
                                 100%           100%           100%
                          ==========     ==========     ==========

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

Our service revenues are derived primarily from lottery service contracts, which are typically at least five to seven years in duration for the base contract term with three to five years of extension options resulting in total contract lives of eight to ten years. Our contracts generally provide compensation to us based upon a percentage of a lottery's gross online and instant ticket sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. We primarily derive product sale revenues from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sale contracts. Our product sale revenues from period to period may not be comparable due to the size and timing of product sale transactions. During fiscal 2006, we currently anticipate that product sales will be in the range of $190 million to $210 million.

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

Our Commercial Services market includes the processing and transmission of commercial, non-lottery transactions including debit and credit card transactions (both acquiring and issuing processing), bill payments, electronic tax payments, prepaid utility payments and prepaid cellular telephone recharges. Currently, our networks in Brazil, Poland, Chile, the Czech Republic, Jamaica and other countries process debit and credit card transactions, bill payments and other commercial services transactions. In the near term, we expect to concentrate our efforts to grow commercial services revenues principally in Central and Eastern Europe and other selected emerging economies, with the goal of leveraging our existing technology, infrastructure and relationships to drive growth in Commercial Services.

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

In July 2004, we filed an appeal of the Ruling and in March 2005, an appellate court decision ordered that the withholding be discontinued and that all funds currently held in escrow in excess of 40 million Brazilian reals be returned to us, which amounts to $11 million of the $26 million withheld as of February 26, 2005. We received and recognized these funds as service revenue on April 13, 2005. In addition, the Ruling's restrictions on the transfer or sale of our Brazilian assets was removed and accordingly, there were no restricted cash balances as of August 27, 2005.

The Ruling also put in place certain restrictions on the transfer or sale of certain of our Brazilian assets. Such restrictions were lifted in March 2005. See Note 4 of this report for further information.

In May 2005, GTECH Brazil entered into a new one-year contract with CEF, which expires in May 2006. Foreign currency translation related to our operations in Brazil of $56.4 million (which is recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at August 27, 2005), would be recorded as a charge to our consolidated income statement upon the expiration of our contract with CEF should we determine that the expiration of the CEF contract results in a substantial liquidation of our investment in Brazil.

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

OPERATIONS REVIEW

COMPARISON OF THE THREE MONTH PERIODS ENDED AUGUST 27, 2005 AND AUGUST 28, 2004

REVENUES AND GROSS MARGIN

                                        Three Months Ended
                        -------------------------------------------------
                                                         Change
                        August 27,   August 28,   -----------------------
                           2005         2004           $            %
                        ----------   ----------   ----------   ----------
                                  (Dollars in millions)
Domestic lottery        $    139.2   $    129.2   $     10.0          7.8
International lottery         90.3         91.2         (0.9)        (1.0)
Commercial services           28.7         19.4          9.3         47.9
Gaming solutions               8.1          7.6          0.5          6.6
All other                       --          0.7         (0.7)      (100.0)
                        ----------   ----------   ----------   ----------
   Services             $    266.3   $    248.1   $     18.2          7.3
   Sales of products          43.6         75.4        (31.8)       (42.2)
                        ----------   ----------   ----------   ----------
Total revenues          $    309.9   $    323.5   $    (13.6)        (4.2)
                        ==========   ==========   ==========   ==========

                                     Three Months Ended
                        -------------------------------------------
                                                        Change
                        August 27,   August 28,   -----------------
                           2005         2004      Percentage Points
                        ----------   ----------   -----------------
Service gross margin       39.3%        40.2%           (0.9)


Product gross margin       43.2%        41.8%            1.4

The 7.8% increase in domestic lottery service revenues was primarily due to higher revenues from an increase in sales by our domestic lottery customers of approximately 3%, combined with net contract wins of approximately 5% (including the impact of our new service contract in Florida and the loss of the Colorado contract), and the benefit of the new instant ticket vending machine contract in Illinois. These increases were partially offset by lower jackpot activity. We believe that in general, increases in sales by our domestic lottery customers are attributable to enhanced marketing efforts by state lottery authorities seeking to offset declining tax revenues and the successful introduction by state lottery authorities of new games and products, modifications to existing games (such as matrix changes and more frequent drawings) and expanded distribution channels, such as Keno.

International lottery service revenues decreased by 1.0%. Contractual rate changes and lower revenues resulting from the loss of the Puerto Rico contract combined to result in a decrease of approximately 14%. This decrease was partially offset by favorable foreign exchange rates of approximately 6%, higher service revenues from an increase in sales by our international lottery customers of 3.5%, and higher revenues from Brazil related to the court ordered cessation of withholding of approximately 2%. We believe that in general, increases in sales by our international lottery customers are attributable to more rapid growth rates typical of newer lottery jurisdictions, the successful introduction of new games and modifications to existing games (such as matrix changes and more frequent drawings).

The 47.9% increase in commercial transaction processing service revenues was primarily due to higher revenues from Brazil related to the court ordered cessation of withholding of approximately 23%, favorable foreign exchange rates of approximately 21%, higher service revenues from an increase in sales by our commercial transaction processing customers of approximately 12%, and a full quarter of service revenues from BillBird, which we acquired in the third quarter of last year. These increases were partially offset by contractual rate changes.

The principal driver of the 6.6% increase in gaming solutions service revenues was higher service revenues from an increase in sales by our gaming solutions customers in Rhode Island and New York.

Our service margins were down 0.9 percentage points from last year, primarily due to the loss of the Puerto Rico contract.

Product sales were down principally due to the prior year sale of lottery terminals to our customer in Belgium. Our product margins fluctuate depending on the mix, volume and timing of product sales contracts and were up 1.4 percentage points from last year, primarily due to the mix of sales.

OPERATING EXPENSES

Operating expenses are comprised of selling, general and administrative (SG&A) expenses and research and development (R&D) expenses.

                                              Three Months Ended
                               -----------------------------------------------
                                                                 Change
                               August 27,   August 28,   ---------------------
                                  2005         2004          $           %
                               ----------   ----------   ---------   ---------
                                        (Dollars in millions)
SG&A expenses                  $     29.8   $     29.9   $    (0.1)       (0.3)
R&D expenses                         11.2         12.6        (1.4)      (11.1)
                               ----------   ----------   ---------   ---------
                               $     41.0   $     42.5   $    (1.5)       (3.5)
                               ==========   ==========   =========   =========

PERCENTAGE OF TOTAL REVENUE
SG&A expenses                         9.6%         9.2%
R&D expenses                          3.6%         3.9%

The $1.4 million decrease in R&D expenses was principally due to the timing of development initiatives.

OTHER INCOME (EXPENSE)

The components of other income (expense) in the second quarters of fiscal 2006 and fiscal 2005 are as follows:

                                               Three Months Ended
                               -----------------------------------------------
                                                                 Change
                               August 27,   August 28,   ---------------------
                                  2005         2004          $           %
                               ----------   ----------   ---------   ---------
                                         (Dollars in millions)
Brazil financial lending tax   $     (1.4)  $       --   $    (1.4)     (100.0)
Minority interest in
   consolidated subsidiaries           --         (1.1)        1.1       100.0
Foreign exchange loss                (0.1)        (0.8)        0.7        87.5
Gain on sale of investment            0.6           --         0.6       100.0
Other                                 0.3           --         0.3       100.0
                               ----------   ----------   ---------   ---------
                               $     (0.6)  $     (1.9)  $     1.3        68.4
                               ==========   ==========   =========   =========

The $1.4 million Brazil financial lending tax represents the accrual for a tax assessment made during our second quarter related to intercompany loans made to us by our Brazilian subsidiary.

The $0.6 million gain on sale of investment resulted from the sale of our 33% interest in Turfway Park to Harrah's Entertainment and the Keeneland Association for $3.0 million.

Minority interest in consolidated subsidiaries in the prior year principally relates to our controlling interests in PolCard S.A. ("PolCard") and Wireless Business Solutions (Proprietary) Limited ("WBS"). PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. WBS is a telecommunications provider in South Africa.

INTEREST EXPENSE

                                       Three Months Ended
                        -----------------------------------------------
                                                          Change
                        August 27,   August 28,   ---------------------
                           2005         2004          $          %
                        ----------   ----------   --------   ----------
                                 (Dollars in millions)
Interest expense        $      8.0   $      3.7   $    4.3       >100.0

Interest expense was up over last year primarily due to higher average debt balances resulting from the issuance of $300 million of Senior Notes in November 2004.

INCOME TAXES

Our effective income tax rate of 36% in the second quarter of fiscal 2006 was down from 37% in the second quarter of fiscal 2005 primarily due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory income tax rate. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our income tax rate may vary, however, depending on the composition of income or loss in different countries and the resolution of audits and tax contingencies.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among its provisions, the Act provides for a one-time special deduction for certain qualifying dividends from foreign subsidiaries. We have determined that it is not economical to repatriate foreign dividends at this time.

WEIGHTED AVERAGE DILUTED SHARES

Weighted average diluted shares in the second quarter of fiscal 2006 decreased by 2.7 million shares to 130.1 million shares, primarily due to treasury share repurchases made under our share buyback program.


COMPARISON OF THE SIX MONTH PERIODS ENDED AUGUST 27, 2005 AND AUGUST 28, 2004

REVENUES AND GROSS MARGIN

                                         Six Months Ended
                        -----------------------------------------------
                                                           Change
                        August 27,   August 28,   ---------------------
                           2005         2004         $        %
                        ----------   ----------   --------   ----------
                                  (Dollars in millions)
Domestic lottery        $    282.3   $    257.3   $   25.0          9.7
International lottery        198.7        189.7        9.0          4.7
Commercial services           60.6         39.8       20.8         52.3
Gaming solutions              16.1         13.1        3.0         22.9
All other                       --          1.5       (1.5)      (100.0)
                        ----------   ----------   --------   ----------
   Services             $    557.7   $    501.4   $   56.3         11.2
   Sales of products          78.6        102.3      (23.7)       (23.2)
                        ----------   ----------   --------   ----------
Total revenues          $    636.3   $    603.7   $   32.6          5.4
                        ==========   ==========   ========   ==========

                                     Six Months Ended
                       -------------------------------------------
                                                       Change
                       August 27,   August 28,   -----------------
                          2005         2004      Percentage Points
                       ----------   ----------   -----------------
Service gross margin      40.7%        41.0%           (0.3)


Product gross margin      41.1%        41.5%           (0.4)

The principal drivers of the 9.7% increase in domestic lottery service revenues was higher revenues from an increase in sales by our domestic lottery customers of approximately 4%, net contract wins of approximately 3% (including the impact of our new service contract in Florida and the loss of the Colorado contract), and the benefit of the new instant ticket vending machine contract in Illinois.

The 4.7% increase in international lottery service revenues was primarily due to favorable foreign exchange rates of approximately 7%, an increase in sales by our international lottery customers of approximately 4%, and higher revenues from Brazil of approximately 4% related to the combined impact of the court ordered return of funds previously held in escrow and the cessation of withholding. These increases were partially offset by the combined effect of contractual rate changes and lower revenues from the loss of the Puerto Rico contract.

The 52.3% increase in commercial transaction processing service revenues was primarily due to favorable foreign exchange rates of approximately 22%, higher revenues from Brazil of approximately 20% related to the combined impact of the court ordered return of funds previously held in escrow and the cessation of withholding, higher service revenues from an increase in sales by our commercial transaction processing customers of approximately 12%, and a full six months of service revenues from BillBird, which we acquired in the third quarter of last year. These increases were partially offset by contractual rate changes.

The principal drivers of the 22.9% increase in gaming solutions service revenues was a full six months of service revenues from Spielo (versus four months in the prior fiscal year) and the installation of additional video lottery terminals in the state of Rhode Island, along with higher service revenues from an increase in sales by our gaming solutions customers of approximately 7%.

Our service margins were down 0.3 percentage points from last year primarily due to the current year impact of higher depreciation and amortization related to the implementation of new contracts, partially offset by higher margins from Brazil related to higher service revenues resulting from the court ordered return of funds previously held in escrow.

Product sales were down principally due to the prior year sale of lottery terminals to our customer in Belgium. Our product margins were down 0.4 percentage points from last year, primarily due to the mix of sales.

OPERATING EXPENSES

Operating expenses are comprised of selling, general and administrative (SG&A) expenses and research and development (R&D) expenses.

                                             Six Months Ended
                              ----------------------------------------------
                                                               Change
                              August 27,   August 28,   --------------------
                                 2005         2004          $           %
                              ----------   ----------   ---------   --------
                                       (Dollars in millions)
SG&A expenses                 $     61.9   $     57.5   $     4.4        7.7
R&D expenses                        24.1         25.7        (1.6)      (6.2)
                              ----------   ----------   ---------   --------
                              $     86.0   $     83.2   $     2.8        3.4
                              ==========   ==========   =========   ========

PERCENTAGE OF TOTAL REVENUE
SG&A expenses                        9.7%         9.5%
R&D expenses                         3.8%         4.3%

The $4.4 million increase in SG&A expenses was principally due to increased activities in new business development and a full six months of spending by Spielo (versus four months of spending in the prior fiscal year). The $1.6 million decrease in R&D expenses was principally due to the timing of development initiatives, partially offset by a full six months of spending by Spielo.

OTHER INCOME (EXPENSE)

The components of other income (expense) in the first six months of fiscal 2006 and fiscal 2005 are as follows:

                                                Six Months Ended
                               --------------------------------------------------
                                                                  Change
                               August 27,   August 28,   ------------------------
                                  2005         2004           $           %
                               ----------   ----------   ----------   -----------
                                          (Dollars in millions)
Brazil financial lending tax   $     (1.4)  $       --   $     (1.4)       (100.0)
Minority interest in
   consolidated subsidiaries         (1.3)        (1.5)         0.2          13.3
Foreign exchange loss                (0.7)        (0.2)        (0.5)      (>100.0)
Gain on sale of investment            0.6         10.9        (10.3)        (94.5)
Other                                 0.4         (0.6)         1.0        >100.0
                               ----------   ----------   ----------   -----------
                               $     (2.4)  $      8.6   $    (11.0)      (>100.0)
                               ==========   ==========   ==========   ===========

The $1.4 million Brazil financial lending tax represents the accrual for a tax assessment made during our second quarter related to intercompany loans made to us by our Brazilian subsidiary.

The current year $0.6 million gain on sale of investment resulted from the sale of our 33% interest in Turfway Park to Harrah's Entertainment and the Keeneland Association. The prior year $10.9 million gain on sale of investment resulted from the sale of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.

Minority interest in consolidated subsidiaries principally relates to our controlling interests in PolCard and WBS.

INTEREST EXPENSE

                                               Six Months Ended
                               --------------------------------------------------
                                                                Change
                               August 27,   August 28,  -------------------------
                                  2005         2004          $            %
                               ----------   ----------   ----------   -----------
                                       (Dollars in millions)
Interest expense               $     15.3   $      8.1  $      7.2           88.9

Interest expense increased over last year primarily due to higher average debt balances resulting from the issuance of $300 million of Senior Notes in November 2004.

WEIGHTED AVERAGE DILUTED SHARES

Weighted average diluted shares in the first six months of fiscal 2006 decreased by 3.9 million shares to 129.9 million shares, primarily due to treasury share repurchases made under our share buyback program.

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

On September 12, 2005, we announced that our board of directors was examining the Company's strategic options after receiving a non-binding preliminary expression of interest from an unidentified third party regarding a potential acquisition of our Company. Following this announcement, both Moody's and Standard and Poor's placed our ratings on negative outlook.



ANALYSIS OF CASH FLOWS

During the first six months of fiscal 2006, we generated $215.2 million of cash from operations. This cash was principally used to fund $59.9 million of systems, equipment and other assets relating to contracts; to repurchase $32.1 million, or 1,326,100 shares of our common stock; and to pay cash dividends of $20.3 million. At August 27, 2005, we had $167.8 million of cash and cash equivalents and $236.2 million of short-term investment securities on hand.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2006 will be in the range of $190 million to $200 million. We expect our principal sources of liquidity to be existing cash and short-term investment securities balances, along with cash we generate from operations and borrowings under our revolving credit facility. Our credit facility provides for an unsecured revolving line of credit of $500 million and matures in October 2009. There were no borrowings under the credit facility as of August 27, 2005. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of August 27, 2005, after considering $7.5 million of letters of credit issued and outstanding, there was $492.5 million available for borrowing under the credit facility. The credit facility contains various covenants, including among other things, requirements relating to the maintenance of certain financial ratios. None of these covenants are expected to impact our liquidity or capital resources. There are no covenants in our credit facility that restrict our ability to pay dividends. At August 27, 2005, we were in compliance with all applicable covenants.

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

FINANCIAL POSITION

Our consolidated balance sheet as of August 27, 2005 as compared to our consolidated balance sheet as of February 26, 2005 was impacted by the material changes described below.

                                           As of
                                 -------------------------         Change
                                 August 27,   February 26,   -----------------
                                    2005          2005          $         %
                                 ----------   ------------   -------   -------
                                             (Dollars in millions)
Trade accounts receivable, net   $    146.3   $      168.7   $ (22.4)    (13.3)


Property, plant and
   equipment, net                      86.8           74.6      12.2      16.4


Other assets                           40.6           50.9     (10.3)    (20.2)


Accounts payable                       59.5           99.2     (39.7)    (40.0)


Income taxes payable                   37.5           16.5      21.0    >100.0


Long-term debt                        597.4          726.3    (128.9)    (17.7)


Other liabilities                      98.1           83.3      14.8      17.8


Cost of treasury shares                  --           35.9     (35.9)   (100.0)

The decrease in trade accounts receivable, net was primarily due to collections of prior year receivables from product sales to our customers in Spain and California, along with the timing of cash collections at PolCard, partially offset by the sale of instant ticket vending machines to Pennsylvania.

The increase in property, plant and equipment, net was primarily due to $10.4 million of spending by the developer of our new corporate headquarters building in Providence, Rhode Island.

The decrease in other assets was primarily due to the reclassification to cash of $5.1 million of Brazil restricted cash, along with the reclassification to shareholders' equity of $3.1 million of debt issuance costs related to the conversion of $125.1 million of convertible debentures in the first six months of fiscal 2006.

The decrease in accounts payable was primarily due to the timing of PolCard's settlement of card related transactions, along with payments to the vendor that supplied the handheld lottery terminals for our current year product sale to our customer in Spain.

The increase in income taxes payable was primarily due to the timing of income tax payments.

The decrease in long-term debt was principally due to the conversion to equity of $125.1 million of our convertible debentures in the first six months of fiscal 2006.

The increase in other liabilities was primarily due to $10.4 million of spending by the developer of our new corporate headquarters building in Providence, Rhode Island, along with the recognition of a $2.0 million liability associated with the Atronic loan guarantee.

The decrease in the cost of treasury shares was primarily due to the issuance of treasury shares in connection with the conversion of convertible debentures in the first six months of fiscal 2006.

COMMITMENTS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate they will do so. The following table provides information related to potential commitments at August 27, 2005:

                       Total Potential
                         Commitments
                       ---------------
                        (in millions)
Performance bonds      $         221.6
Financial guarantees              30.7
Litigation bonds                   9.4
All other bonds                    4.9
                       ---------------
                       $         266.6
                       ===============

MASTER CONTRACT WITH THE RHODE ISLAND LOTTERY

In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amends our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2008 as follows:

-    approximately $24 million was invested during fiscal 2004;

-    approximately $15 million was invested during fiscal 2005;

-    approximately $39 million will be invested during fiscal 2006; and

-    the balance will be invested during fiscal 2007.

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

On September 28, 2005 (after the close of our fiscal 2006 second quarter), we purchased an additional 11.681% of PolCard from Innova for cash consideration of approximately $21.5 million.

We have three fair value options to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value. Each fair value option has a duration of 90 days and is to be based on an appraised value from at least two investment banks at the date of each option period.

Taking into consideration our purchase of an additional 11.681% of PolCard, we estimate that the buyout prices of each fair value option, based on discounted cash flows, could be as follows:

                               Buyout Percentage
                                of the PolCard          Range of
Exercise Date Commencing In   Outstanding Equity      Buyout Price
---------------------------   ------------------   ------------------
May 2007                             12.6%         $20 to $30 million
May 2008                              6.3%         $11 to $17 million
May 2009                              6.3%         $13 to $19 million

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

The estimated fair value of our long-term debt and change in the estimated fair value due to hypothetical changes in interest rates are as follows (dollars in millions):

                                                             Estimated Fair Value
                                              -------------------------------------------------
                                              At August 27,   10% Increase in   10% Decrease in
                                                   2005        Interest Rates    Interest Rates
                                              -------------   ---------------   ---------------
$250 million of 4.75% Senior Notes            $       247.3   $         246.1   $         248.5


$150 million of 4.50% Senior Notes                    148.2             146.2             150.3


$150 million of 5.25% Senior Notes                    149.5             145.9             153.1


$50 million of 1.75% Convertible Debentures           105.5             105.4             105.5

The estimated fair values above were determined by an independent investment banker and take into consideration $225 million of interest rate swaps as follows:

                                                   Estimated Fair Value
                                              -------------------------------
                                              Debt Fair       Interest Rate
                                                Value       Swaps Outstanding
                                              ---------     -----------------
$250 million of 4.75% Senior Notes            $   247.3     $           150.0


$150 million of 4.50% Senior Notes                148.2                  50.0


$150 million of 5.25% Senior Notes                149.5                  25.0

A hypothetical 10% adverse or favorable change in interest rates applied to variable rate debt would not have a material effect on current earnings.

We use various techniques to mitigate the risk associated with future changes in interest rates, including entering into interest rate swap and treasury rate lock agreements.

EQUITY PRICE RISK

The estimated fair value of our $50 million of 1.75% Convertible Debentures (the "Debentures") and change in the estimated fair value due to hypothetical changes in the market price of our common stock is as follows (dollars in millions):

                                           Estimated Fair Value
                            -------------------------------------------------
                                            10% Increase in   10% Decrease in
                            At August 27,   Market Price of   Market Price of
                                2005          Common Stock      Common Stock
                            -------------   ---------------   ---------------
$50 million of 1.75%
   Convertible Debentures   $       105.5   $         115.8   $          96.2

The estimated fair value above was determined by an independent investment banker and was based on a quoted market price of $2,115.00 per Debenture.

After the close of our fiscal 2006 second quarter,approximately $16.0 million principal amount of the Debentures were converted by holders of the Debentures.

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

As of August 27, 2005, we had contracts for the sale of approximately $36.7 million of foreign currency (primarily Brazilian real and Euro) and the purchase of approximately $59.2 million of foreign currency (primarily New Taiwan dollars, Canadian dollars, Brazilian real, and pounds sterling).

At August 27, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $17.6 million that would be recorded in the equity section of our balance sheet.

At August 27, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $4.0 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At August 27, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2006 of $13.0 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2006 anticipatory cash flows that were hedged varied throughout the first six months of the fiscal year, but averaged 11%.

DIVIDEND POLICY

We are committed to returning value to our shareholders. Beginning in the second quarter of fiscal 2004, we commenced paying cash dividends on our common stock of $0.085 per share, equivalent to a full-year dividend of $0.34 per share. We currently plan to continue paying dividends in the foreseeable future.

SUBSEQUENT EVENT

In September 2005, after the close of our fiscal 2006 second quarter, we announced that we have received a non-binding preliminary expression of interest from an unidentified third party regarding the potential acquisition of the Company. In light of this expression of interest, the independent members of our board of directors are examining our strategic options with the assistance of Citigroup Global Markets as their financial advisor.

As previously announced, our board has not concluded that we should enter into any extraordinary transaction and, in any event, there can be no assurance that, if the directors determine that a sale of the Company at this time is an attractive option, a transaction will be successfully negotiated or consummated, or as to the form or terms of such a transaction.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Holders of our 1.75% Convertible Debentures, due December 2021 (the "Debentures"), have the right to convert the Debentures into shares of our Common Stock pursuant to the terms of an Indenture, dated as of December 18, 2001.

Specifically, the Debentures are convertible at the option of the holders of the Debentures into shares of our Common Stock at an initial conversion rate of
72.7272 shares of Common Stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.75 per share, subject to certain adjustments, in the following circumstances: (i) if the sale price of our Common Stock is more than 120% of the conversion price (approximately $16.50 per share) for at least 20 trading days in a 30 trading-day period prior to the date of surrender for conversion; (ii) if, during any period, the credit ratings assigned to the Debentures by Moody's or Standard & Poor's are reduced below Ba1 or BB, respectively, or the credit rating assigned to the Debentures is suspended or withdrawn by either rating agency; (iii) if the Debentures have been called for redemption; or (iv) upon the occurrence of specified corporate transactions.

During our fiscal 2006 second quarter, we issued shares of our Common Stock upon the exercise of conversion rights by Holders of the Debentures, in the amounts, for consideration and pursuant to conversion notices dated, as follows:

                               Consideration (Dollars of Retired
Date of Notice of Conversion      Debenture Principal Amount)      Common Shares Issued
----------------------------   ---------------------------------   --------------------
June 3, 2005                              $     5,000                          363
June 21, 2005                               9,263,000                      673,672
June 22, 2005                               7,544,000                      548,654
June 23, 2005                              49,400,000                    3,592,727
June 24, 2005                              32,528,000                    2,365,672
June 30, 2005                                  53,000                        3,854
July 12, 2005                               7,500,000                      545,454
July 13, 2005                              11,056,000                      804,071
July 14, 2005                               4,097,000                      297,962

This information was previously included in Current Reports on Forms 8-K except as to transactions which related to (when aggregated with other transactions since the last Current Report) less than 1% of the number of shares of Common Stock outstanding.

We claim exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") in respect to the issuance of shares of Common Stock upon the conversion of the Debentures by virtue of compliance (on the basis of facts described herein) with Section 3(a)(9) of the Securities Act.

We made no purchases of shares of our Common Stock during the second quarter of fiscal 2006. We have authority remaining under the stock buy-back program that we announced in November 2004 to purchase up to $47.3 million of our Common Stock.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) and (c)

The Company's Annual Meeting of Shareholders was held on August 1, 2005 and in connection therewith, proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934. An aggregate of 114,545,219 shares of the Company's common stock ("Shares") were issued and eligible to vote at the meeting. At the meeting, the following matters (not including ordinary procedural matters) were submitted to a vote of the holders of Shares, with the results indicated below:

1.   Election of three directors to serve until the 2008 Annual Meeting
     ------------------------------------------------------------------

The following incumbent directors were reelected. The tabulation of votes was as follows:

        Nominee                  For                Withheld
-----------------------   ------------------   -----------------
Paget L. Alves            103,342,614 Shares      995,445 Shares

The Rt. Hon. Sir Jeremy   103,346,713 Shares      991,346 Shares
Hanley, KCMG

Anthony Ruys               55,721,142 Shares   48,616,917 Shares

2.   Ratification of Ernst & Young LLP, Independent Certified Public
     ---------------------------------------------------------------
     Accountants, as auditors for the fiscal year ending February 25, 2006
     ---------------------------------------------------------------------

     The tabulation of votes was as follows:

          For                   Against           Abstentions
-----------------------   ------------------   -----------------
103,011,460 Shares          1,292,975 Shares       33,624 Shares

Item 6. EXHIBITS

The exhibits to this report are as follows:

     10.1 Amended and Restated Employment Agreement, dated August 2, 2005, by and among GTECH Holdings Corporation ("Holdings"), GTECH Corporation and W. Bruce Turner

     10.2 Form of Director Indemnification Agreement, dated as of August 10,
          2005, between Holdings and, respectively, each of Robert M. Dewey, Jr., Paget L. Alves, Christine Cournoyer, Burnett W. Donoho, Sir
          Jeremy Hanley, Philip R. Lochner, Jr., James F. McCann and Anthony
          Ruys (incorporated by reference to Exhibit 99(a) of Holdings' Current
          Report on Form 8-K filed on August 12, 2005)

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

                                        GTECH HOLDINGS CORPORATION



Date: October 4, 2005                   By /s/ Jaymin B. Patel
                                        ----------------------------------------
                                        Jaymin B. Patel, Senior
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer)



Date: October 4, 2005                   By /s/ Robert J. Plourde
                                        ----------------------------------------
                                        Robert J. Plourde, Vice President,
                                        Corporate Controller and Chief
                                        Accounting Officer
                                        (Principal Accounting Officer)