Form 10-Q
period 2005-11-26
GTECH HOLDINGS CORP
filed 2006-01-04
CIK 857323

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 26, 2005

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

Yes  [ ]    No  [X]

Number of shares of Registrant's Common Stock outstanding as of December 31, 2005: 126,447,032

INDEX

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES


                                                                                                                 Page
PART I.  FINANCIAL INFORMATION                                                                                  Number
                                                                                                                ------
Item 1.       Financial Statements

              Consolidated Balance Sheets                                                                          3

              Consolidated Income Statements                                                                     4-5

              Consolidated Statements of Cash Flows                                                                6

              Consolidated Statement of Shareholders' Equity                                                       7

              Notes to Consolidated Financial Statements                                                        8-26

Item 2.       Management's Discussion and Analysis of Financial Condition                                      27-43
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                          44

Item 4.       Controls and Procedures                                                                             44

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                   44

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                         45

Item 6.       Exhibits                                                                                            46

SIGNATURES                                                                                                        46

EXHIBITS

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                           (Unaudited)
                                                                                           November 26,      February 26,
                                                                                               2005              2005
                                                                                           ------------      ------------
                                                                                                (Dollars in thousands)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                 $    167,587      $     94,446
 Investment securities available-for-sale                                                       261,275           196,825
 Trade accounts receivable, net                                                                 159,324           168,706
 Sales-type lease receivables                                                                     3,138             3,461
 Refundable performance deposit                                                                   8,000             8,000
 Inventories                                                                                     86,958            61,135
 Deferred income taxes                                                                           24,416            31,435
 Other current assets                                                                            32,902            26,646
                                                                                           ------------      ------------
     TOTAL CURRENT ASSETS                                                                       743,600           590,654

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net                                  685,832           720,438

GOODWILL                                                                                        345,809           331,022

PROPERTY, PLANT AND EQUIPMENT, net                                                               94,454            74,558

INTANGIBLE ASSETS, net                                                                           68,645            70,839

REFUNDABLE PERFORMANCE DEPOSIT                                                                   12,000            12,000

SALES-TYPE LEASE RECEIVABLES                                                                      2,722             4,756

OTHER ASSETS                                                                                     41,870            50,874
                                                                                           ------------      ------------
     TOTAL ASSETS                                                                          $  1,994,932      $  1,855,141
                                                                                           ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                          $     58,802      $     99,234
 Accrued expenses                                                                                56,516            54,227
 Employee compensation                                                                           33,383            21,862
 Advance payments from customers                                                                 55,493            42,865
 Deferred revenue and advance billings                                                           40,377            29,705
 Income taxes payable                                                                            45,966            16,499
 Taxes other than income taxes                                                                   17,867            16,572
 Short term borrowings                                                                               --               334
 Current portion of long-term debt                                                                2,518             2,476
                                                                                           ------------      ------------
     TOTAL CURRENT LIABILITIES                                                                  310,922           283,774

LONG-TERM DEBT, less current portion                                                            561,850           726,329

OTHER LIABILITIES                                                                                99,946            83,260

DEFERRED INCOME TAXES                                                                            92,034           106,010

COMMITMENTS AND CONTINGENCIES                                                                        --                --

SHAREHOLDERS' EQUITY:
 Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued               --                --
 Common Stock, par value $.01 per share - 200,000,000 shares authorized,
  126,366,782 and 116,551,144 shares issued; 126,366,782 and 115,006,751 shares
  outstanding at November 26, 2005 and February 26, 2005, respectively                            1,264             1,166
 Additional paid-in capital                                                                     427,528           278,204
 Accumulated other comprehensive loss                                                           (44,950)          (43,227)
 Retained earnings                                                                              546,338           455,537
                                                                                           ------------      ------------
                                                                                                930,180           691,680
 Less cost of 1,544,393 shares in treasury at February 26, 2005                                      --           (35,912)
                                                                                           ------------      ------------
                                                                                                930,180           655,768
                                                                                           ------------      ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $  1,994,932      $  1,855,141
                                                                                           ============      ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS


                                                              (Unaudited)
                                                          Three Months Ended
                                                     ------------------------------
                                                     November 26,      November 27,
                                                        2005               2004
                                                     ------------      ------------
                                                         (Dollars in thousands,
                                                       except per share amounts)
Revenues:
 Services                                            $    270,889      $    251,945
 Sales of products                                         29,249            63,702
                                                     ------------      ------------
                                                          300,138           315,647
Costs and expenses:
 Costs of services                                        164,984           155,962
 Costs of sales                                            17,330            44,187
                                                     ------------      ------------
                                                          182,314           200,149
                                                     ------------      ------------

Gross profit                                              117,824           115,498

Selling, general and administrative                        33,751            29,740
Research and development                                   11,446            13,007
                                                     ------------      ------------
 Operating expenses                                        45,197            42,747
                                                     ------------      ------------

Operating income                                           72,627            72,751

Other income (expense):
 Interest income                                            2,836               642
 Equity in earnings of unconsolidated affiliates              817               810
 Other expense                                             (1,018)           (2,070)
 Interest expense                                          (7,892)           (3,688)
                                                     ------------      ------------
                                                           (5,257)           (4,306)
                                                     ------------      ------------

Income before income taxes                                 67,370            68,445

Income taxes                                               19,537            22,590
                                                     ------------      ------------

Net income                                           $     47,833      $     45,855
                                                     ============      ============

Basic earnings per share                             $       0.38      $       0.40
                                                     ============      ============

Diluted earnings per share                           $       0.37      $       0.35
                                                     ============      ============

Weighted average shares outstanding - basic               125,333           115,708
                                                     ============      ============

Weighted average shares outstanding - diluted             130,875           131,435
                                                     ============      ============

Cash dividends declared per common share             $      0.085      $      0.085
                                                     ============      ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS


                                                               (Unaudited)
                                                           Nine Months Ended
                                                     ------------------------------
                                                      November 26,     November 27,
                                                         2005              2004
                                                     ------------      ------------
                                                        (Dollars in thousands,
                                                        except per share amounts)
Revenues:
 Services                                            $    828,594      $    753,385
 Sales of products                                        107,885           165,982
                                                     ------------      ------------
                                                          936,479           919,367
Costs and expenses:
 Costs of services                                        495,525           451,736
 Costs of sales                                            63,678           103,978
                                                     ------------      ------------
                                                          559,203           555,714
                                                     ------------      ------------

Gross profit                                              377,276           363,653

Selling, general and administrative                        95,608            87,264
Research and development                                   35,627            38,741
                                                     ------------      ------------
 Operating expenses                                       131,235           126,005
                                                     ------------      ------------

Operating income                                          246,041           237,648

Other income (expense):
 Interest income                                            6,986             2,958
 Equity in earnings of unconsolidated affiliates            3,135             2,409
 Other income (expense)                                    (3,450)            6,531
 Interest expense                                         (23,162)          (11,743)
                                                     ------------      ------------
                                                          (16,491)              155
                                                     ------------      ------------

Income before income taxes                                229,550           237,803

Income taxes                                               77,921            85,252
                                                     ------------      ------------

Net income                                           $    151,629      $    152,551
                                                     ============      ============

Basic earnings per share                             $       1.26      $       1.30
                                                     ============      ============

Diluted earnings per share                           $       1.17      $       1.16
                                                     ============      ============

Weighted average shares outstanding - basic               120,277           117,133
                                                     ============      ============

Weighted average shares outstanding - diluted             130,257           133,050
                                                     ============      ============

Cash dividends declared per common share             $      0.255      $      0.255
                                                     ============      ============

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           (Unaudited)
                                                                                       Nine Months Ended
                                                                                 ------------------------------
                                                                                 November 26,      November 27,
                                                                                    2005               2004
                                                                                 ------------      ------------
                                                                                    (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                       $    151,629      $    152,551
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                        125,081           105,645
  Intangibles amortization                                                              7,945             9,127
  Deferred income taxes                                                                 4,407            28,213
  Tax benefit related to stock award plans                                              7,110            10,889
  Minority interest                                                                     2,287             2,178
  Equity in earnings of unconsolidated affiliates, net of dividends received             (612)            1,071
  Gain on sale of investments                                                            (751)          (10,924)
  Other                                                                                16,718            12,695
  Changes in operating assets and liabilities:
    Trade accounts receivable                                                           2,532           (27,832)
    Inventories                                                                       (25,884)            4,207
    Accounts payable                                                                  (35,873)           (8,695)
    Employee compensation                                                              10,083           (10,433)
    Advance payments from customers                                                    12,628           (13,762)
    Deferred revenue and advance billings                                              10,672            15,158
    Income taxes payable                                                               29,456            14,232
    Other assets and liabilities                                                       (8,906)           (5,844)
                                                                                 ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             308,522           278,476

INVESTING ACTIVITIES
Acquisitions (net of cash acquired)                                                   (21,869)         (200,764)
Purchases of systems, equipment and other assets relating to contracts                (92,382)         (189,374)
Purchases of available-for-sale investment securities                                (147,275)          (50,150)
Maturities and sales of available-for-sale investment securities                       82,825           272,000
Purchases of property, plant and equipment                                             (6,712)           (9,134)
License fee                                                                            (1,750)               --
Investments in and advances to unconsolidated subsidiaries                             (1,488)           (2,503)
(Increase) decrease in restricted cash                                                  5,080            (5,138)
Proceeds from sale of investment                                                        3,000            11,773
                                                                                 ------------      ------------
NET CASH USED FOR INVESTING ACTIVITIES                                               (180,571)         (173,290)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                               --           343,254
Principal payments on long-term debt                                                   (2,259)         (142,657)
Purchases of treasury stock                                                           (32,051)         (100,536)
Dividends paid                                                                        (30,921)          (29,988)
Premiums and fees paid in connection with the early retirement of debt                     --           (10,610)
Proceeds from stock options                                                             9,406            11,810
Other                                                                                     594             2,339
                                                                                 ------------      ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                  (55,231)           73,612

Effect of exchange rate changes on cash                                                   421             1,464
                                                                                 ------------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  73,141           180,262

Cash and cash equivalents at beginning of period                                       94,446           129,339
                                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    167,587      $    309,601
                                                                                 ============      ============


See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - (Unaudited)

                                                                                       Accumulated
                                                                           Additional    Other
                                                      Outstanding   Common  Paid-in   Comprehensive  Retained   Treasury
                                                        Shares      Stock   Capital       Loss       Earnings    Stock      Total
                                                      -----------   ------ ---------- -------------  --------   --------   --------
                                                                                    (Dollars in thousands)
Balance at February 26, 2005                          115,006,751   $1,166 $  278,204 $     (43,227) $455,537   $(35,912)  $655,768

Comprehensive income:
 Net income                                                    --       --         --            --   151,629         --    151,629
 Other comprehensive income (loss), net of tax:
  Foreign currency translation                                 --       --         --        (2,709)       --         --     (2,709)
  Amortization of unrecognized gain on interest rate
   locks to interest expense                                   --       --         --          (248)       --         --       (248)
  Unrecognized net gain on derivative instruments              --       --         --         1,159        --         --      1,159
  Unrealized gain on investments                               --       --         --            75        --         --         75
                                                                                                                           --------
Comprehensive income                                                                                                        149,906
Treasury shares purchased                              (1,326,100)      --         --            --        --    (32,051)   (32,051)
Cash dividends on common stock ($0.255 per share)              --       --         --            --   (31,131)        --    (31,131)
Shares issued under employee stock purchase
 and stock award plans                                    295,631        1      1,693            --    (1,233)     4,509      4,970
Shares issued upon exercise of stock options              926,875        5      5,630            --    (5,407)     9,178      9,406
Shares issued upon conversion of debentures            11,463,625       92    134,891            --   (23,057)    54,276    166,202
Tax benefits related to stock award plans                      --       --      7,110            --        --         --      7,110
                                                      -----------   ------ ---------- -------------  --------   --------   --------

Balance at November 26, 2005                          126,366,782   $1,264 $  427,528 $     (44,950) $546,338   $     --   $930,180
                                                      ===========   ====== ========== =============  ========   ========   ========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION PLANS

ORGANIZATION

GTECH Holdings Corporation ("Holdings") is a global gaming and technology company providing software, networks and professional services that power high-performance, transaction processing systems. We are the world's leading operator of highly-secure online lottery transaction processing systems, doing business in 52 countries worldwide and we have a growing presence in commercial gaming technology and financial services transaction processing. We have a single operating and reportable business segment, the Transaction Processing segment. In these notes, the terms "Holdings," "Company," "we," "our," and "us" refer to GTECH Holdings Corporation and all subsidiaries included in the consolidated financial statements, unless otherwise specified. The accounting policies of the Transaction Processing segment are the same as those described in Note 1 -- "Organization and Summary of Significant Accounting Policies" in our Consolidated Financial Statements and footnotes included in our fiscal 2005 Annual Report on Form 10-K. Management evaluates the performance of this segment based on operating income.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Holdings, the parent of GTECH Corporation ("GTECH"), have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 26, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 25, 2006. The balance sheet at February 26, 2005 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2005 Annual Report on Form 10-K.

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

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION PLANS (continued)

Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income and earnings per share would have been reduced to the pro forma amounts listed in the table below. During the three and nine-month periods of fiscal 2005, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. During the three and nine-month periods of fiscal 2006, the fair value of each grant was estimated on the date of grant using a binomial option pricing model. We changed our option pricing model to a binomial model as we believe the binomial model provides a better estimate of fair value.


                                                   Three Months Ended             Nine Months Ended
                                               ---------------------------   ----------------------------
                                               November 26,   November 27,   November 26,    November 27,
                                                   2005           2004          2005             2004
                                               ------------   ------------   ------------    ------------
                                                   (Dollars in thousands, except per share amounts)

Net income, as reported                        $     47,833   $     45,855   $    151,629    $    152,551
Add: Stock-based compensation expense
    included in reported net income, net of
    related tax effects                                 786          1,124          3,114           2,347
Deduct: Total stock-based compensation
    expense determined under the fair value
    method for all awards, net of related
    tax effects                                      (1,956)        (2,589)        (6,575)         (6,934)
                                               ------------   ------------   ------------    ------------
Pro forma net income                           $     46,663   $     44,390   $    148,168    $    147,964
                                               ============   ============   ============    ============

Basic earnings per share:
    As reported                                $       0.38   $       0.40   $       1.26    $       1.30
    Pro forma                                          0.37           0.38           1.23            1.26
Diluted earnings per share:
    As reported                                $       0.37   $       0.35   $       1.17    $       1.16
    Pro forma                                          0.36           0.34           1.14            1.12


In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative. We plan to adopt SFAS 123R on the first day of fiscal 2007 (February 26, 2006). We currently estimate the impact of adopting SFAS 123R will be in a range of $0.04 to $0.06 per diluted share in fiscal 2007. This estimate includes the impact of unvested stock options and assumes that stock options granted in fiscal 2007 and forfeiture rates will be consistent with historical patterns.

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


NOTE 3 - POTENTIAL CHANGE IN CONTROL OF THE COMPANY

In September 2005, we announced that we received a non-binding preliminary expression of interest from an unidentified third party regarding the potential acquisition of the Company. In light of this expression of interest, the independent members of our board of directors are examining our options with the assistance of Citigroup Global Markets as their financial advisor.

As previously announced, our board has not concluded that we should enter into any extraordinary transaction and, in any event, there can be no assurance that, if the directors determine that a sale of the Company at this time is an attractive option, a transaction will be successfully negotiated or consummated, or as to the form or terms of such a transaction.


NOTE 4 - INVENTORIES

Inventories consist of the following:


                                                    November 26,    February 26,
                                                       2005             2005
                                                    ------------    ------------
                                                       (Dollars in thousands)
Raw materials                                       $     20,958    $     29,622
Work in progress                                          53,593          15,492
Finished goods                                            12,407          16,021
                                                    ------------    ------------
                                                    $     86,958    $     61,135
                                                    ============    ============

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for using contract accounting. Work in progress at November 26, 2005 and February 26, 2005 includes approximately $48.6 million and $12.0 million, respectively, related to product sale contracts.

Amounts received from customers in advance of revenue recognition (primarily related to product sale contracts included in work in progress and finished goods above) totaled $55.5 million and $42.9 million at November 26, 2005 and February 26, 2005, respectively.

NOTE 5 - RESTRICTED ASSETS

Pursuant to a June 2004 ruling (the "Ruling") in a civil action initiated by federal attorneys with Brazil's Public Ministry, certain of our Brazilian assets totaling approximately $10.7 million (including $5.1 million of cash that was included in Other Assets in our Consolidated Balance Sheet at February 26,
2005), was restricted from transfer or sale. In July 2004, we filed an appeal of the Ruling and in March 2005, an appellate court decision ordered that the restrictions on the transfer or sale of our Brazilian assets be removed. Accordingly, there were no restricted assets as of November 26, 2005.


NOTE 6 - PRODUCT WARRANTY

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

A summary of product warranty activity for the three and nine months ended November 26, 2005 and November 27, 2004 is as follows:


                                                   Three Months Ended                  Nine Months Ended
                                               -----------------------------     -----------------------------
                                               November 26,     November 27,     November 26,     November 27,
                                                  2005              2004             2005             2004
                                               ------------     ------------     ------------     ------------
                                                                   (Dollars in thousands)
Balance at beginning of period                 $        994     $      1,226     $      1,634     $        749
Additional reserves                                     258              314              508              875
Charges incurred                                        (35)             (90)            (504)          (1,037)
Change in estimate                                      (76)              (2)            (510)            (300)
Opening reserve balance associated
     with acquisitions                                   --               --               --            1,126
Other                                                    16               42               29               77
                                               ------------     ------------     ------------     ------------
Balance at end of period                       $      1,157     $      1,490     $      1,157     $      1,490
                                               ============     ============     ============     ============

Our reserves for product warranty are included in Accrued Expenses in our Consolidated Balance Sheets.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                  November 26,     February 26,
                                                      2005             2005
                                                  ------------     ------------
                                                      (Dollars in thousands)
4.75% Senior Notes due October 2010               $    249,732     $    249,690
4.50% Senior Notes due December 2009                   149,666          149,604
5.25% Senior Notes due December 2014                   148,804          148,704
1.75% Convertible Debentures due December 2021          17,375          175,000
Fair value of interest rate swaps                       (3,800)             541
Other, due through October 2007                          2,591            5,266
                                                  ------------     ------------
                                                       564,368          728,805
Less current portion                                     2,518            2,476
                                                  ------------     ------------
                                                  $    561,850     $    726,329
                                                  ============     ============

1.75% CONVERTIBLE DEBENTURES

Our 1.75% Convertible Debentures due December 2021 (the "Debentures") are convertible at the option of the holder into shares of our common stock in certain specified circumstances. The Debentures became convertible on May 1, 2003 and remained convertible through the end of the third quarter of fiscal 2006 (November 26, 2005) because the sale price of our common stock was more than 120% of the conversion price (approximately $16.50 per share) for at least 20 trading days in a 30 trading-day period.

During the first nine months of fiscal 2006, approximately $157.6 million principal amount of the Debentures were converted by holders of the Debentures, resulting in the issuance of 11,463,625 shares of our common stock.

CREDIT FACILITY

We have a $500 million unsecured senior revolving credit facility expiring in October 2009 (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at November 26, 2005 or February 26, 2005. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. At November 26, 2005 there was $493.3 million available for borrowing under the Credit Facility, after considering $6.7 million of letters of credit issued and outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPTION TO PURCHASE POLCARD OUTSTANDING EQUITY

In May 2003, we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. On September 28, 2005, we purchased an additional 11.681% of PolCard from Innova Capital Sp. z o.o. ("Innova") for cash consideration of approximately $21.5 million, resulting in PolCard's outstanding equity being owned 74.5% by us, 25.2% by two funds managed by Innova, and 0.3% by the Polish Bank Association, one of PolCard's previous owners.

The terms of the Share Purchase Agreement which govern the purchase of the additional 11.681% of PolCard included a commitment by GTECH and Innova, as the majority shareholders of PolCard, to vote in favor of a general shareholder dividend of approximately $25.0 million to be paid after the close of PolCard's fiscal year ending on February 25, 2006, and for PolCard to loan to Innova approximately $6.3 million in anticipation of the dividend. This loan was advanced on December 22, 2005 (after the close of our fiscal 2006 third quarter), bears interest at WIBOR plus 1.75% (6.35% as of December 22, 2005), and is fully secured by the dividend and by PolCard shares currently owned by Innova.

We have three fair value options to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value. Each fair value option has a duration of 90 days and is to be based on an appraised value from at least two investment banks at the date of each option period.

Taking into consideration our purchase of an additional 11.681% of PolCard as described above, we estimate that the buyout prices of each fair value option, based on discounted cash flows, could be as follows:


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

NOTE 9 - GUARANTEES AND INDEMNIFICATIONS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate that they will do so. The following table provides information related to potential commitments at November 26, 2005:


                                 Total potential
                                   commitments
                                 ---------------
                                 (in thousands)
Performance bonds                $       228,897
Financial guarantees                      31,907
Litigation bonds                           8,870
All other bonds                            5,168
                                 ---------------
                                 $       274,842
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

In fiscal 2002, we signed an agreement with Acer, Inc. ("Acer"), the partner that holds the remaining 56% interest in LTSC, which provides that in the event a third party lender to LTSC requires the guarantee of GTECH or Acer as a condition of making a loan to LTSC, we, along with Acer, will provide such a guarantee on reasonable terms. This potential guarantee is limited to 44% of any such third-party loan and would expire on December 31, 2006. At November 26, 2005, LTSC had no borrowings that we guaranteed.

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

On March 24, 2005, we guaranteed Euro 25 million of Atronic's obligations due under a Euro 50 million loan made by a commercial lender to Atronic (the "Agreement"). Our maximum liability under this guarantee is equal to the lesser of Euro 25 million or 50% of Atronic's obligations under the Agreement. At November 26, 2005, our maximum liability under this guarantee was Euro 25 million (approximately $29 million). On December 22, 2005 (after the close of our fiscal 2006 third quarter), Atronic repaid Euro 25 million principal amount of the loan. The guarantee arose in connection with our planned acquisition of Atronic on December 31, 2006. We would be required to perform under the guarantee should Atronic fail to make any interest or principal payments in accordance with the terms and conditions of the Agreement. Our guarantee expires on April 26, 2010. As of November 26, 2005, the carrying amount of the liability for our obligations under this guarantee is $2.0 million, which is included in Other Liabilities in our Consolidated Balance Sheets. A corresponding asset of $2.0 million is included in Other Assets in our Consolidated Balance Sheets.

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

LOXLEY GTECH PRIVATE LIMITED

We have a 49% interest in Loxley GTECH Private Limited Co. ("LGT"), which is accounted for using the equity method of accounting. LGT is a corporate joint venture that will provide the online lottery system in Thailand. On March 29, 2005, in order to assist LGT with obtaining the financing they require to enable them to perform under their obligation to operate the online lottery system in Thailand, we guaranteed, along with the 51% shareholder in LGT, Baht 1.925 billion (approximately $47 million at the November 26, 2005 exchange rate) principal amount in loans and Baht 455 million (approximately $11 million at the November 26, 2005 exchange rate) in performance bonds and trade finance facilities made to LGT by an unrelated commercial lender (collectively, the "Facilities"). We are jointly and severally liable with the other shareholder in LGT for this guarantee. We would be required to perform under the guarantee should LGT fail to make interest or principal payments in accordance with the terms and conditions of the Facilities. Our guarantee obligations commenced in July 2005 and will terminate upon the start-up of the online lottery system in Thailand, which is currently expected to occur in our fiscal 2006 fourth quarter. At November 26, 2005, the principal amount of loans outstanding that we guaranteed totaled $2.6 million. As of November 26, 2005, the carrying amount of the liability for our obligations under this guarantee is $0.5 million, which is included in Accrued Expenses in our Consolidated Balance Sheets. A corresponding asset of $0.5 million is included in Other Current Assets in our Consolidated Balance Sheets.

WORLD HEADQUARTERS FACILITY

Under our Master Contract with the State of Rhode Island, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the development of a new world headquarters facility in Providence, Rhode Island (the "Facility") by December 31, 2006. We have entered into (i) a development agreement with US Real Estate Limited Partnership (the "Developer"), whereby the Developer will develop and own the Facility; and (ii) an office lease with the Developer, whereby we will lease a portion of the Facility from the Developer for 20 years. We also entered into (i) a 149 year ground lease with Capital Properties, Inc. (the "Ground Landlord") with respect to the land upon which the Facility will be constructed; and (ii) a completion guarantee in favor of the Ground Landlord whereby we guaranteed the completion of the Facility and the payment of the rent and real estate taxes under the ground lease until the completion of the Facility. We have assigned the ground lease to the Developer but remain liable under the ground lease and the completion guarantee. Rent payable under the ground lease is currently $0.1 million per year. It is our position that our liability under the ground lease will expire upon completion of the Facility. Upon completion of the Facility, the Ground Landlord's recourse in the event of a default by the Developer under the ground lease is limited to the Facility.

Under Emerging Issues Task Force Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction", we are considered the owner of the Facility. We are recording the construction cost of the Facility along with a related liability in our Consolidated Balance Sheets, which is included in Property, Plant and Equipment, net and Other Liabilities, respectively.


NOTE 10 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:


                                                      Three Months Ended                 Nine Months Ended
                                                ------------------------------      ----------------------------
                                                 November 26,     November 27,      November 26,    November 27,
                                                     2005             2004             2005             2004
                                                -------------     ------------      ------------    ------------
                                                                      (Dollars in thousands)

Net income                                      $      47,833     $     45,855      $    151,629    $    152,551

Other comprehensive income (loss),
  net of tax
   Foreign currency translation                         1,297           20,510            (2,709)         20,244
   Unrecognized gain on interest rate locks                --            2,071                --           2,071
   Amortization of unrecognized gain on
     interest rate locks to interest expense              (83)              --              (248)             --
   Unrecognized net gain (loss) on
     derivative instruments                               678           (1,317)            1,159              90
   Unrealized gain (loss) on investments                   --               --                75              (2)
                                                -------------     ------------      ------------     -----------
Comprehensive income                            $      49,725     $     67,119      $    149,906     $   174,954
                                                =============     ============      ============     ===========

NOTE 11 - EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown in the following table:


                                                      Three Months Ended              Nine Months Ended
                                                ----------------------------    ----------------------------
                                                November 26,    November 27,    November 26,    November 27,
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
                                                       (In thousands, except per share amounts)
Numerator:
   Net income (Numerator for basic earnings
     per share)                                 $     47,833    $     45,855    $    151,629    $    152,551
Effect of dilutive securities:
   Interest expense on 1.75% Convertible
     Debentures, net of tax                              109             551             909           1,598
                                                ------------    ------------    ------------    ------------
Numerator for diluted earnings per share        $     47,942    $     46,406    $    152,538    $    154,149
                                                ============    ============    ============    ============
Denominator:
   Denominator for basic earnings per share-
     weighted average shares                         125,333         115,708         120,277         117,133

Effect of dilutive securities:
   1.75% Convertible Debentures                        2,241          12,727           7,084          12,727
   Employee stock options                              2,933           2,759           2,657           2,961
   Unvested stock awards and employee
     stock purchase plan shares                          368             241             239             229
                                                ------------    ------------    ------------    ------------
     Dilutive potential common shares                  5,542          15,727           9,980          15,917

Denominator for diluted earnings per
     share-adjusted weighted average shares
     and assumed conversions                         130,875         131,435         130,257         133,050
                                                ============    ============    ============    ============

Basic earnings per share                        $       0.38    $       0.40    $       1.26    $       1.30
                                                ============    ============    ============    ============

Diluted earnings per share                      $       0.37    $       0.35    $       1.17    $       1.16
                                                ============    ============    ============    ============

NOTE 12 - INCOME TAXES

Our effective income tax rate is based upon expected income for the year, the composition of income or loss in different jurisdictions and related statutory tax rates, accruals for tax contingencies and the tax consequences or benefits from audits or the resolution of tax contingencies.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among its provisions, the Act provides for a one-time special deduction for certain qualifying dividends from foreign subsidiaries. We have made the determination that it is not economical to repatriate foreign dividends at this time.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. Non-cash activities that occurred during the first nine months of fiscal 2006 and 2005 are summarized as follows:

                                                                                    November 26,  November 27,
                                                                                        2005         2004
                                                                                    ------------  ------------
                                                                                      (Dollars in thousands)
Non-cash activities that occurred in connection with the conversion of our 1.75% Convertible Debentures:
     Issuance of 9,193,119 shares of Holdings common stock                          $    126,406  $         --
     Issuance of 2,270,506 treasury shares                                                31,219            --
     Excess deferred tax liabilities associated with the contingent
        interest feature                                                                  12,177            --
     Forfeited interest                                                                      267            --
     Debt issuance costs                                                                  (3,867)           --
                                                                                    ------------  ------------
        Reclassification to Shareholders' Equity                                    $    166,202  $         --
                                                                                    ============  ============
  Non-cash investment related to our new world headquarters facility
  in Providence, RI (see Note 9)                                                    $     19,115  $      2,250
Shares issued under stock award plans                                                      2,583         2,889

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

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Balance Sheets
November 26, 2005


                                               Parent        Guarantor      Non-Guarantor   Eliminating
                                              Company       Subsidiaries    Subsidiaries      Entries        Consolidated
                                            ------------    ------------    -------------   ------------     ------------
                                                                       (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                $         --    $     99,071    $      68,516   $         --     $    167,587
   Investment securities
     available-for-sale                               --         261,275               --             --          261,275
   Trade accounts receivable, net                     --          87,818           71,506             --          159,324
   Due from subsidiaries and affiliates               --          60,490               --        (60,490)              --
   Sales-type lease receivables                       --           2,961              177             --            3,138
   Refundable performance deposit                     --              --            8,000             --            8,000
   Inventories                                        --          37,210           55,261         (5,513)          86,958
   Deferred income taxes                              --           8,457           15,959             --           24,416
   Other current assets                               --           9,822           23,080             --           32,902
                                            ------------    ------------    -------------   ------------     ------------
     Total Current Assets                             --         567,104          242,499        (66,003)         743,600
Systems, Equipment and Other
   Assets Relating to Contracts, net                  --         592,049          106,260        (12,477)         685,832
Investment in Subsidiaries and
   Affiliates                                    930,180         466,828               --     (1,397,008)              --
Goodwill                                              --         115,981          229,828             --          345,809
Property, Plant and Equipment, net                    --          59,696           34,758             --           94,454
Intangible Assets, net                                --          19,996           48,649             --           68,645
Refundable Performance Deposit                        --              --           12,000             --           12,000
Sales-Type Lease Receivables                          --           2,690               32             --            2,722
Other Assets                                          --          14,364           27,506             --           41,870
                                            ------------    ------------    -------------   ------------     ------------
   Total Assets                             $    930,180    $  1,838,708    $     701,532   $ (1,475,488)    $  1,994,932
                                            ============    ============    =============   ============     ============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                         $         --    $     33,033    $      25,769   $         --     $     58,802
   Due to subsidiaries and affiliates                 --              --           60,490        (60,490)              --
   Accrued expenses                                   --          31,312           25,204             --           56,516
   Employee compensation                              --          22,767           10,616             --           33,383
   Advance payments from customers                    --          15,200           40,293             --           55,493
   Deferred revenue and advance billings              --          21,032           19,345             --           40,377
   Income taxes payable                               --          43,290            2,676             --           45,966
   Taxes other than income taxes                      --           8,029            9,838             --           17,867
   Current portion of long-term debt                  --              --            2,518             --            2,518
                                            ------------    ------------    -------------   ------------     ------------
     Total Current Liabilities                        --         174,663          196,749        (60,490)         310,922
Long-Term Debt, less current
   portion                                            --         561,777               73             --          561,850
Other Liabilities                                     --          79,604           20,342             --           99,946
Deferred Income Taxes                                 --          74,494           17,540             --           92,034
Shareholders' Equity                             930,180         948,170          466,828     (1,414,998)         930,180
                                            ------------    ------------    -------------   ------------     ------------
     Total Liabilities and
        Shareholders' Equity                $    930,180    $  1,838,708    $     701,532   $ (1,475,488)    $  1,994,932
                                            ============    ============    =============   ============     ============

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Balance Sheets
February 26, 2005


                                              Parent         Guarantor      Non-Guarantor   Eliminating
                                              Company       Subsidiaries    Subsidiaries      Entries        Consolidated
                                            ------------    ------------    -------------   ------------     ------------
                                                                      (Dollars in thousands)
Assets
Current Assets:
   Cash and cash equivalents                $         --    $     23,020    $      71,426   $         --     $     94,446
   Investment securities
     available-for-sale                               --         196,825               --             --          196,825
   Trade accounts receivable, net                     --          82,212           86,494             --          168,706
   Due from subsidiaries and affiliates               --          53,345               --        (53,345)              --
   Sales-type lease receivables                       --           3,215              246             --            3,461
   Refundable performance deposit                     --              --            8,000             --            8,000
   Inventories                                        --          30,387           34,366         (3,618)          61,135
   Deferred income taxes                              --          14,030           17,405             --           31,435
   Other current assets                               --           6,669           19,977             --           26,646
                                            ------------    ------------    -------------   ------------     ------------
     Total Current Assets                             --         409,703          237,914        (56,963)         590,654
Systems, Equipment and Other
   Assets Relating to Contracts, net                  --         616,204          118,436        (14,202)         720,438
Investment in Subsidiaries and
   Affiliates                                    655,768         448,499               --     (1,104,267)              --
Goodwill                                              --         115,981          215,041             --          331,022
Property, Plant and Equipment, net                    --          40,120           34,438             --           74,558
Intangible Assets, net                                --          22,157           48,682             --           70,839
Refundable Performance Deposit                        --              --           12,000             --           12,000
Sales-Type Lease Receivables                          --           4,681               75             --            4,756
Other Assets                                          --          28,209           22,665             --           50,874
                                            ------------    ------------    -------------   ------------     ------------
   Total Assets                             $    655,768    $  1,685,554    $     689,251   $ (1,175,432)    $  1,855,141
                                            ============    ============    =============   ============     ============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                         $         --    $     41,525    $      57,709   $         --     $     99,234
   Due to subsidiaries and affiliates                 --              --           53,345        (53,345)              --
   Accrued expenses                                   --          29,277           24,950             --           54,227
   Employee compensation                              --          13,252            8,610             --           21,862
   Advance payments from customers                    --           8,113           34,752             --           42,865
   Deferred revenue and advance billings              --          11,369           18,336             --           29,705
   Income taxes payable                               --          11,902            4,597             --           16,499
   Taxes other than income taxes                      --           7,688            8,884             --           16,572
   Short term borrowings                              --              --              334             --              334
   Current portion of long-term debt                  --              --            2,476             --            2,476
                                            ------------    ------------    -------------   ------------     ------------
     Total Current Liabilities                        --         123,126          213,993        (53,345)         283,774
Long-Term Debt, less current
   portion                                            --         723,539            2,790             --          726,329
Other Liabilities                                     --          64,035           19,225             --           83,260
Deferred Income Taxes                                 --         101,266            4,744             --          106,010
Shareholders' Equity                             655,768         673,588          448,499     (1,122,087)         655,768
                                            ------------    ------------    -------------   ------------     ------------
     Total Liabilities and
        Shareholders' Equity                $    655,768    $  1,685,554    $     689,251   $ (1,175,432)    $  1,855,141
                                            ============    ============    =============   ============     ============

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended November 26, 2005

                                        Parent        Guarantor       Non-Guarantor    Eliminating
                                       Company       Subsidiaries     Subsidiaries       Entries        Consolidated
                                     ------------    ------------     -------------    ------------     ------------
                                                                (Dollars in thousands)
Revenues:
   Services                          $         --    $    184,599     $      86,290    $         --     $    270,889
   Sales of products                           --          15,294            13,955              --           29,249
   Intercompany sales and fees                 --          36,756            12,057         (48,813)              --
                                     ------------    ------------     -------------    ------------     ------------
                                               --         236,649           112,302         (48,813)         300,138
Costs and expenses:
   Costs of services                           --         113,964            51,961            (941)         164,984
   Costs of sales                              --           9,365             7,965              --           17,330
   Intercompany cost of sales
     and fees                                  --          30,919               977         (31,896)              --
                                     ------------    ------------     -------------    ------------     ------------
                                               --         154,248            60,903         (32,837)         182,314
                                     ------------    ------------     -------------    ------------     ------------

Gross profit                                   --          82,401            51,399         (15,976)         117,824

Selling, general & administrative              --          22,354            11,397              --           33,751
Research and development                       --           7,637             3,809              --           11,446
                                     ------------    ------------     -------------    ------------     ------------
     Operating expenses                        --          29,991            15,206              --           45,197
                                     ------------    ------------     -------------    ------------     ------------

Operating income                               --          52,410            36,193         (15,976)          72,627

Other income (expense):
     Interest income                           --           2,208               628              --            2,836
     Equity in earnings of
       unconsolidated affiliates               --             484               333              --              817
     Equity in earnings of
       consolidated affiliates             47,833          25,751                --         (73,584)              --
     Other expense                             --            (875)             (143)             --           (1,018)
     Interest expense                          --          (7,248)             (644)             --           (7,892)
                                     ------------    ------------     -------------    ------------     ------------
                                           47,833          20,320               174         (73,584)          (5,257)
                                     ------------    ------------     -------------    ------------     ------------

Income before income taxes                 47,833          72,730            36,367         (89,560)          67,370

Income taxes                                   --          21,096            10,616         (12,175)          19,537
                                     ------------    ------------     -------------    ------------     ------------

Net income                           $     47,833    $     51,634     $      25,751    $    (77,385)    $     47,833
                                     ============    ============     =============    ============     ============

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Nine Months Ended November 26, 2005


                                        Parent         Guarantor      Non-Guarantor    Eliminating
                                       Company       Subsidiaries     Subsidiaries       Entries        Consolidated
                                     ------------    ------------     -------------    ------------     ------------
                                                                 (Dollars in thousands)
Revenues:
   Services                          $         --    $    555,646     $     272,948    $         --     $    828,594
   Sales of products                           --          43,326            64,559              --          107,885
   Intercompany sales and fees                 --         114,927            36,631        (151,558)              --
                                     ------------    ------------     -------------    ------------     ------------
                                               --         713,899           374,138        (151,558)         936,479
Costs and expenses:
   Costs of services                           --         339,356           159,711          (3,542)         495,525
   Costs of sales                              --          23,677            40,001              --           63,678
   Intercompany cost of sales
     and fees                                  --          87,983             7,377         (95,360)              --
                                     ------------    ------------     -------------    ------------     ------------
                                               --         451,016           207,089         (98,902)         559,203
                                     ------------    ------------     -------------    ------------     ------------

Gross profit                                   --         262,883           167,049         (52,656)         377,276

Selling, general & administrative              --          61,149            34,459              --           95,608
Research and development                       --          22,802            12,825              --           35,627
                                     ------------    ------------     -------------    ------------     ------------
     Operating expenses                        --          83,951            47,284              --          131,235
                                     ------------    ------------     -------------    ------------     ------------

Operating income                               --         178,932           119,765         (52,656)         246,041

Other income (expense):
     Interest income                           --           5,116             1,870              --            6,986
     Equity in earnings of
       unconsolidated affiliates               --           2,696               439              --            3,135
     Equity in earnings of
       consolidated affiliates            151,629          77,953                --        (229,582)              --
     Other expense                             --            (469)           (2,981)             --           (3,450)
     Interest expense                          --         (22,001)           (1,161)             --          (23,162)
                                     ------------    ------------     -------------    ------------     ------------
                                          151,629          63,295            (1,833)       (229,582)         (16,491)
                                     ------------    ------------     -------------    ------------     ------------

Income before income taxes                151,629         242,227           117,932        (282,238)         229,550

Income taxes                                   --          82,115            39,979         (44,173)          77,921
                                     ------------    ------------     -------------    ------------     ------------

Net income                           $    151,629    $    160,112     $      77,953    $   (238,065)    $    151,629
                                     ============    ============     =============    ============     ============

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Three Months Ended November 27, 2004


                                       Parent         Guarantor      Non-Guarantor     Eliminating
                                       Company       Subsidiaries    Subsidiaries        Entries        Consolidated
                                     ------------    ------------    -------------    -------------     ------------
                                                                  (Dollars in thousands)
Revenues:
   Services                          $         --    $    176,902    $      75,043    $          --     $    251,945
   Sales of products                           --          34,844           28,858               --           63,702
   Intercompany sales and fees                 --          21,371           12,777          (34,148)              --
                                     ------------    ------------    -------------    -------------     ------------
                                               --         233,117          116,678          (34,148)         315,647
Costs and expenses:
   Costs of services                           --         103,598           53,330             (966)         155,962
   Costs of sales                              --          20,338           23,849               --           44,187
   Intercompany cost of sales
     and fees                                  --          27,162            4,974          (32,136)              --
                                     ------------    ------------    -------------    -------------     ------------
                                               --         151,098           82,153          (33,102)         200,149
                                     ------------    ------------    -------------    -------------     ------------

Gross profit                                   --          82,019           34,525           (1,046)         115,498

Selling, general & administrative              --          19,955            9,785               --           29,740
Research and development                       --           8,728            4,279               --           13,007
                                     ------------    ------------    -------------    -------------     ------------
     Operating expenses                        --          28,683           14,064               --           42,747
                                     ------------    ------------    -------------    -------------     ------------

Operating income                               --          53,336           20,461           (1,046)          72,751

Other income (expense):
     Interest income                           --              96              546               --              642
     Equity in earnings of
       unconsolidated affiliates               --             766               44               --              810
     Equity in earnings of
       consolidated affiliates             45,855          10,714               --          (56,569)              --
     Other income (expense)                    --           3,184           (5,254)              --           (2,070)
     Interest expense                          --          (3,340)            (348)              --           (3,688)
                                     ------------    ------------    -------------    -------------     ------------
                                           45,855          11,420           (5,012)         (56,569)          (4,306)
                                     ------------    ------------    -------------    -------------     ------------

Income before income taxes                 45,855          64,756           15,449          (57,615)          68,445

Income taxes                                   --          21,336            4,735           (3,481)          22,590
                                     ------------    ------------    -------------    -------------     ------------

Net income                           $     45,855    $     43,420    $      10,714    $     (54,134)    $     45,855
                                     ============    ============    =============    =============     ============

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Income Statements
Nine Months Ended November 27, 2004


                                        Parent        Guarantor      Non-Guarantor      Eliminating
                                       Company       Subsidiaries    Subsidiaries         Entries       Consolidated
                                     ------------    ------------    -------------      -----------     ------------
                                                                  (Dollars in thousands)
Revenues:
   Services                          $         --    $    532,255    $     221,130      $        --     $    753,385
   Sales of products                           --          93,682           72,300               --          165,982
   Intercompany sales and fees                 --          71,234           37,774         (109,008)              --
                                     ------------    ------------    -------------      -----------     ------------
                                               --         697,171          331,204         (109,008)         919,367
Costs and expenses:
   Costs of services                           --         309,428          144,636           (2,328)         451,736
   Costs of sales                              --          52,086           51,905              (13)         103,978
   Intercompany cost of sales
     and fees                                  --          72,179           13,551          (85,730)              --
                                     ------------    ------------    -------------      -----------     ------------
                                               --         433,693          210,092          (88,071)         555,714
                                     ------------    ------------    -------------      -----------     ------------

Gross profit                                   --         263,478          121,112          (20,937)         363,653

Selling, general & administrative              --          59,417           27,847               --           87,264
Research and development                       --          26,388           12,353               --           38,741
                                     ------------    ------------    -------------      -----------     ------------
     Operating expenses                        --          85,805           40,200               --          126,005
                                     ------------    ------------    -------------      -----------     ------------

Operating income                               --         177,673           80,912          (20,937)         237,648

Other income (expense):
     Interest income                           --             881            2,077               --            2,958
     Equity in earnings (loss) of
       unconsolidated affiliates               --           2,680             (271)              --            2,409
     Equity in earnings of
       consolidated affiliates            152,551          54,736               --         (207,287)              --
     Other income                              --           2,826            3,705               --            6,531
     Interest expense                          --         (10,645)          (1,098)              --          (11,743)
                                     ------------    ------------    -------------      -----------     ------------
                                          152,551          50,478            4,413         (207,287)             155
                                     ------------    ------------    -------------      -----------     ------------

Income before income taxes                152,551         228,151           85,325         (228,224)         237,803

Income taxes                                   --          81,792           30,589          (27,129)          85,252
                                     ------------    ------------    -------------      -----------     ------------

Net income                           $    152,551    $    146,359    $      54,736      $  (201,095)    $    152,551
                                     ============    ============    =============      ===========     ============

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended November 26, 2005


                                            Parent          Guarantor      Non-Guarantor      Eliminating
                                            Company        Subsidiaries    Subsidiaries         Entries        Consolidated
                                          ------------     ------------    -------------      -----------      ------------
                                                                      (Dollars in thousands)
Net cash provided by operating
   activities                             $         --     $    267,677    $      42,455      $    (1,610)    $    308,522

Investing Activities
   Acquisitions (net of cash acquired)              --               --          (21,869)              --          (21,869)
   Purchases of systems, equipment
     and other assets relating to
     contracts                                      --          (70,436)         (23,556)           1,610          (92,382)
   Purchases of available-for-sale
     investment securities                          --         (147,275)              --               --         (147,275)
   Maturities and sales of
     available-for-sale investment
     securities                                     --           82,825               --               --           82,825
   Purchases of property, plant
     and equipment                                  --           (5,474)          (1,238)              --           (6,712)
   License fee                                      --               --           (1,750)              --           (1,750)
   Investment in advances to
   unconsolidated subsidiaries                      --               --           (1,488)              --           (1,488)
   Decrease in restricted cash                      --               --            5,080               --            5,080
   Proceeds from sale of investment                 --               --            3,000               --            3,000
                                          ------------     ------------    -------------      -----------     ------------
Net cash provided by (used for)
     investing activities                           --         (140,360)         (41,821)           1,610         (180,571)

Financing Activities
   Principal payments on long-term
     debt                                           --               --           (2,259)              --           (2,259)
   Purchases of treasury stock                 (32,051)              --               --               --          (32,051)
   Dividends paid                              (30,921)              --               --               --          (30,921)
   Proceeds from stock options                   9,406               --               --               --            9,406
   Intercompany capital transactions            51,179          (51,179)              --               --               --
   Other                                         2,387             (130)          (1,663)              --              594
                                          ------------     ------------    -------------      -----------     ------------
Net cash used for financing
     activities                                     --          (51,309)          (3,922)              --          (55,231)
Effect of exchange rate changes
     on cash                                        --               43              378               --              421
                                          ------------     ------------    -------------      -----------     ------------
Increase (decrease) in cash and
     cash equivalents                               --           76,051           (2,910)              --           73,141
Cash and cash equivalents at
     beginning of period                            --           23,020           71,426               --           94,446
                                          ------------     ------------    -------------      -----------     ------------
Cash and cash equivalents at end
     of period                            $         --     $     99,071    $      68,516      $        --     $    167,587
                                          ============     ============    =============      ===========     ============

NOTE 14 - SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
(continued)

Condensed Consolidating Statements of Cash Flows
Nine Months Ended November 27, 2004


                                            Parent          Guarantor       Non-Guarantor     Eliminating
                                            Company        Subsidiaries     Subsidiaries        Entries       Consolidated
                                          ------------     ------------     -------------     -----------     ------------
                                                                    (Dollars in thousands)
Net cash provided by operating
   activities                             $         --     $    244,112     $      36,771     $    (2,407)    $    278,476

Investing Activities
   Acquisitions (net of cash acquired)              --               --          (200,764)             --         (200,764)
   Purchases of systems, equipment
     and other assets relating to
     contracts                                      --         (164,308)          (27,473)          2,407         (189,374)
   Purchases of available-for-sale
     investment securities                          --          (50,150)               --              --          (50,150)
   Maturities and sales of
     available-for-sale investment
     securities                                     --          272,000                --              --          272,000
   Proceeds from sale of investment                 --               --            11,773              --           11,773
   Purchases of property, plant
    and equipment                                   --           (8,826)             (308)             --           (9,134)
   Increase in restricted cash                      --               --            (5,138)             --           (5,138)
   Investments in and advances to
     unconsolidated subsidiaries                    --               --            (2,503)             --           (2,503)
                                          ------------     ------------     -------------    ------------     ------------
Net cash provided by (used for)
     investing activities                           --           48,716          (224,413)          2,407         (173,290)

Financing Activities
   Net proceeds from issuance of
     long-term debt                                 --          343,254                --              --          343,254
   Principal payments on long-term
     debt                                           --         (135,000)           (7,657)             --         (142,657)
   Purchases of treasury stock                (100,536)              --                --              --         (100,536)
   Dividends paid                              (29,988)              --                --              --          (29,988)
   Premiums and fees paid in
     connection with the early
     retirement of debt                             --          (10,610)               --              --          (10,610)
   Proceeds from stock options                  11,810               --                --              --           11,810
   Intercompany capital transactions           116,719         (284,719)          168,000              --               --
   Other                                         1,995           (2,711)            3,055              --            2,339
                                          ------------     ------------     -------------    ------------     ------------
Net cash provided by (used for)
     financing activities                           --          (89,786)          163,398              --           73,612
Effect of exchange rate changes
     on cash                                        --             (113)            1,577              --            1,464
                                          ------------     ------------     -------------    ------------     ------------
Increase (decrease) in cash and
     cash equivalents                               --          202,929           (22,667)             --          180,262
Cash and cash equivalents at
     beginning of period                            --           68,956            60,383              --          129,339
                                          ------------     ------------     -------------    ------------     ------------
Cash and cash equivalents at end
     of period                            $         --     $    271,885     $      37,716    $         --     $    309,601
                                          ============     ============     =============    ============     ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the financial results of GTECH Holdings Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes. This overview provides guidance on the individual sections of MD&A as follows:

o FORWARD-LOOKING STATEMENTS - cautionary information about forward-looking statements.

o OUR BUSINESS - a general description of our business; our growth strategy; the potential change in control of our company; and Brazil matters.

o     COMMON STOCK SPLIT - information about our prior year common stock split.

o OPERATIONS REVIEW - an analysis of our consolidated results of operations for the three and nine month periods ended November 26, 2005 and November 27, 2004 presented in our financial statements. We operate in one business
      - Transaction Processing, and we have a single operating and reportable business segment. Therefore, our discussions are not quantified by segment results.

o LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION - an analysis of cash flows; financial position; and commitments.

o FINANCIAL RISK MANAGEMENT AND DIVIDEND POLICY - information about financial risk management; interest rate market risk; foreign currency exchange rate risk; and our dividend policy.

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


FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this report are forward-looking statements within the meaning of the United States Private Litigation Reform Act of 1995. We identify forward-looking statements by words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "intend," "believe," "estimate," "continue," "project" or similar terms that refer to the future. Such statements include, without limitation, statements relating to:

o the future prospects for and stability of the lottery industry and other businesses in which we are engaged or expect to be engaged;

o our future operating and financial performance (including, without limitation, expected future growth in revenues, profit margins and earnings per share);

o our ability to secure and protect trademarks and other intellectual property rights;

o our ability to retain existing contracts and to obtain and retain new contracts;

o competition in the online lottery industry and other businesses in which we are engaged or may engage and the impact of competition on our revenues and profitability;

o     our ability to realize the anticipated benefits of our acquisitions; and

o     the results and effects of legal proceedings and investigations.

These forward-looking statements reflect management's assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, among other things, the following:

o government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales;

o we may be subject to adverse determinations in legal proceedings (including previously announced legal proceedings in Brazil) which could result in substantial monetary judgments or reputational damage;

o our lottery operations are dependent upon our continued ability to retain and extend our existing contracts and win new contracts;

o slow growth or declines in sales of online lottery goods and services could lead to lower revenues and cash flows;

o we derive over half of our revenues from foreign jurisdictions (including over 7.4% in fiscal 2005 from Brazilian operations) and are subject to the economic, political and social instability risks of doing business in foreign jurisdictions;

o our results of operations are exposed to foreign currency exchange rate fluctuations which could result in lower revenues, net income and cash flows when such results are translated into U.S. dollar accounts;

o we have a concentrated customer base and the loss of any of our larger customers (or lower sales from any of these customers) could lead to lower revenue;

o our quarterly operating results may fluctuate significantly, including as a result of variations in the amount and timing of product sales, the occurrence of large jackpots in lotteries (which increase the amount wagered and our revenue) and expenses incurred in connection with lottery start-ups;

o we operate in a highly competitive environment and increased competition may cause us to experience lower cash flows or to lose contracts;

o we are subject to substantial penalties for failure to perform under our contracts;

o we may not be able to respond to technological changes or to satisfy future technology demands of our customers in which case we could fall behind our competitors;

o if we are unable to manage potential risks related to acquisitions, our business and growth prospects could suffer;

o expansion of the gaming industry faces opposition which could limit our access to some markets;

o our business prospects and future success depend upon our ability to attract and retain qualified employees;

o our business prospects and future success rely heavily upon the integrity of our employees and executives and the security of our systems;

o our dependence on certain suppliers creates a risk of implementation delays if the supply contract is terminated or breached, and any delays may result in substantial penalties;

o our non-lottery ventures, which are an increasingly important aspect of our business, may fail; and

o other risks and uncertainties set forth below and elsewhere in this report, in our fiscal 2005 Annual Report on Form 10-K, and in our subsequent press releases and Forms 10-Q and other reports and filings with the Securities and Exchange Commission.

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


                       Nine Months
                          Ended
                       November 26,      Fiscal          Fiscal
Consolidated Revenues      2005           2005            2004
---------------------  ------------    -----------     -----------
Lottery                     85%            87%             91%
Commercial Services          9%             7%              7%
Gaming Solutions             6%             6%              2%
                       ------------    -----------     -----------
                           100%           100%            100%
                       ============    ===========     ===========

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

Our service revenues are derived primarily from lottery service contracts, which are typically at least five to seven years in duration for the base contract term with three to five years of extension options resulting in total contract lives of eight to ten years. Our contracts generally provide compensation to us based upon a percentage of a lottery's gross online and instant ticket sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. We primarily derive product sale revenues from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sale contracts. Our product sale revenues from period to period may not be comparable due to the size and timing of product sale transactions. During fiscal 2006, we currently anticipate that product sales will be in the range of $190 million to $200 million.

Over the past several fiscal years, we have experienced and may continue to experience a reduction in the percentage of lottery ticket sales we receive from certain customers resulting from contract rebids, extensions and renewals due to a number of factors, including the substantial growth of lottery sales over the last decade, reductions in the cost of technology and telecommunications services, and general market and competitive dynamics. In anticipation of and response to these trends, beginning in fiscal 2001, we began the implementation of our new Enterprise Series-led technology strategy combined with the implementation of a number of ongoing cost savings initiatives and efficiency improvement programs designed to enable us to maintain our market leadership in the lottery industry. In addition, we have developed and continue to develop new lottery games designed to maintain a strong level of same store sales growth for our customers.

Our business is highly regulated, and the competition to secure new government contracts is often intense. In addition, our ability to consummate the acquisition, which we announced in December 2004, of a 50% controlling equity interest in the Atronic group of companies, and to otherwise expand our business in non-lottery gaming markets, is contingent upon obtaining required gaming licenses. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by government authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Because such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery, gaming licensing, and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts, obtain new or renewal contracts and to expand our business in non-lottery gaming markets. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. For further information concerning these matters and other contingencies, see "Legal Proceedings" in
Part II, Item 1 in this report and also the following:

      o     Part I, Item 1 - "Certain Factors That May Affect Future Performance
            - Government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales" in our fiscal 2005 Annual Report on Form 10-K;

      o Part I, Item 3 - "Legal Proceedings" in our fiscal 2005 Annual Report on Form 10-K; and

      o Note 14 to the Consolidated Financial Statements in our fiscal 2005 Annual Report on Form 10-K.

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

POTENTIAL CHANGE IN CONTROL OF OUR COMPANY

In September 2005, we announced that we received a non-binding preliminary expression of interest from an unidentified third party regarding the potential acquisition of the Company. In light of this expression of interest, the independent members of our board of directors are examining our options with the assistance of Citigroup Global Markets as their financial advisor.

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

In July 2004, we filed an appeal of the Ruling and in March 2005, an appellate court decision ordered that the withholding be discontinued and that all funds currently held in escrow in excess of 40 million Brazilian reals be returned to us, which amounts to $11 million of the $26 million withheld as of February 26, 2005. We received and recognized these funds as service revenue on April 13, 2005. In addition, the Ruling's restrictions on the transfer or sale of our Brazilian assets was removed and accordingly, there were no restricted cash balances as of November 26, 2005.

The Ruling also put in place certain restrictions on the transfer or sale of certain of our Brazilian assets. Such restrictions were lifted in March 2005. See Note 5 of this report for further information.

In May 2005, GTECH Brazil entered into a new one-year contract with CEF, which expires in May 2006. Accumulated foreign currency translation losses related to our operations in Brazil of $54.1 million (which are recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at November 26,
2005), would be recorded as a charge to our consolidated income statement upon the expiration of our contract with CEF should we determine that the expiration of the CEF contract results in a substantial liquidation of our investment in Brazil.

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


OPERATIONS REVIEW

COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 26, 2005 AND NOVEMBER 27, 2004

REVENUES AND GROSS MARGIN


                                             Three Months Ended
                         -----------------------------------------------------
                                                                 Change
                         November 26,    November 27,    ---------------------
                            2005            2004             $            %
                         ------------    ------------    ---------   ---------
                                                  (Dollars in millions)
Domestic lottery         $      143.4    $      127.4    $    16.0        12.6
International lottery            91.4            94.4         (3.0)       (3.2)
Commercial services              27.2            22.0          5.2        23.6
Gaming solutions                  8.9             7.3          1.6        21.9
All other                          --             0.8         (0.8)     (100.0)
                         ------------    ------------    ---------   ---------
   Services              $      270.9    $      251.9    $    19.0         7.5
   Sales of products             29.2            63.7        (34.5)      (54.2)
                         ------------    ------------    ---------   ---------
Total revenues           $      300.1    $      315.6    $   (15.5)       (4.9)
                         ============    ============    =========   =========

                                         Three Months Ended
                         -----------------------------------------------------
                                                                Change
                         November 26,    November 27,    ---------------------
                             2005           2004            Percentage Points
                         ------------    ------------    ---------------------
Service gross margin             39.1%           38.1%            1.0

Product gross margin             40.8%           30.6%           10.2


The 12.6% increase in domestic lottery service revenues, which was tempered by the impact of severe weather conditions in the Southeastern United States, was primarily due to higher revenues from an increase in sales by our domestic lottery customers of approximately 3%, combined with net contract wins of approximately 3% (including the impact of our new service contract in Florida and the loss of the Colorado contract), and higher jackpot activity.

International lottery service revenues, which were tempered by the impact of severe weather conditions in the Caribbean Islands, declined by 3.2%. Contractual rate changes and lower revenues from the loss of the Puerto Rico contract resulted in a decrease of approximately 19%. This was partially offset by favorable foreign exchange rates of approximately 5%, higher service revenues from an increase in sales by our international lottery customers of approximately 7%, and higher revenues from Brazil related to the court ordered cessation of withholding of approximately 5%.

The 23.6% increase in commercial transaction processing service revenues was primarily due to higher revenues from Brazil related to the court ordered cessation of withholding of approximately 18%, favorable foreign exchange rates of approximately 13%, and higher service revenues from an increase in transaction volumes by our commercial transaction processing customers of approximately 8%. These increases were partially offset by contractual rate changes.

Our service margins were up 1.0 percentage point over last year, primarily due to higher service revenues from Brazil and higher jackpot activity, partially offset by the current year impact of higher depreciation and amortization related to the implementation of new contracts.

Product sales were down principally due to the prior year sale of lottery terminals and a communications network to our customer in Belgium which did not reoccur in the current year. Our product margins fluctuate depending on the mix, volume and timing of product sales contracts and were up 10.2 percentage points over last year. This increase was principally due to higher margins associated with Spielo Manufacturing ULC ("Spielo") product sales (primarily related to the one-time adjustment in the prior year required to step-up then existing Spielo product sale contracts to fair value in connection with the April 30, 2004 acquisition), and the mix of sales.

OPERATING EXPENSES

Operating expenses are comprised of selling, general and administrative (SG&A) expenses and research and development (R&D) expenses.


                                                      Three Months Ended
                                    -------------------------------------------------------
                                                                             Change
                                    November 26,    November 27,    -----------------------
                                        2005            2004            $             %
                                    ------------    ------------    ---------     ---------
                                                    (Dollars in millions)
SG&A expenses                       $       33.8    $       29.7    $     4.1          13.8
R&D expenses                                11.4            13.0         (1.6)        (12.3)
                                    ------------    ------------    ---------     ---------
                                    $       45.2    $       42.7    $     2.5           5.9
                                    ============    ============    =========     =========

PERCENTAGE OF TOTAL REVENUE
SG&A expenses                               11.2%            9.4%
R&D expenses                                 3.8%            4.1%


The $4.1 million increase in SG&A expenses was principally due to increased activities in new business development and costs associated with examining the Company's options after receiving a non-binding preliminary expression of interest regarding a potential acquisition of our Company. The $1.6 million decrease in R&D expenses was principally due to the timing of development initiatives, partially offset by higher spending by Spielo.

INTEREST INCOME


                                                      Three Months Ended
                                    -------------------------------------------------------
                                                                             Change
                                    November 26,    November 27,    -----------------------
                                        2005            2004            $             %
                                    ------------    ------------    ---------     ---------
                                                  (Dollars in millions)
Interest income                     $        2.8    $        0.6    $     2.2        >100.0

Interest income was up over last year primarily due to higher invested funds and higher interest rates earned on those invested funds.

INTEREST EXPENSE

                                                      Three Months Ended
                                    -------------------------------------------------------
                                                                             Change
                                    November 26,    November 27,    -----------------------
                                        2005            2004            $             %
                                    ------------    ------------    ---------     ---------
                                                  (Dollars in millions)
Interest expense                    $        7.9    $        3.7    $     4.2        >100.0

Interest expense was up over last year primarily due to higher average debt balances resulting from the issuance of $300 million of Senior Notes in November 2004.

INCOME TAXES

Our effective income tax rate of 29% in the third quarter of fiscal 2006 was down from 33% in the third quarter of fiscal 2005 primarily due to a larger percentage of international profits that are taxed at rates lower than the U.S. statutory income tax rate, along with the new domestic manufacturing deduction. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our income tax rate may vary, however, depending on the composition of income or loss in different countries and the resolution of tax audits and contingencies.

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among its provisions, the Act provides for a one-time special deduction for certain qualifying dividends from foreign subsidiaries. We have determined that it is not economical to repatriate foreign dividends at this time.

COMPARISON OF THE NINE MONTH PERIODS ENDED NOVEMBER 26, 2005 AND NOVEMBER 27,
2004

REVENUES AND GROSS MARGIN

                                         Nine Months Ended
                         -------------------------------------------------
                                                               Change
                         November 26,    November 27,    -----------------
                            2005            2004           $           %
                         ------------    ------------    ------     ------
                                       (Dollars in millions)
Domestic lottery         $      425.7    $      384.7    $ 41.0       10.7
International lottery           290.1           284.0       6.1        2.1
Commercial services              87.8            61.9      25.9       41.8
Gaming solutions                 25.0            20.4       4.6       22.5
All other                          --             2.4      (2.4)    (100.0)
                         ------------    ------------    ------     ------
   Services              $      828.6    $      753.4    $ 75.2       10.0
   Sales of products            107.9           166.0     (58.1)     (35.0)
                         ------------    ------------    ------     ------
Total revenues           $      936.5    $      919.4    $ 17.1        1.9
                         ============    ============    ======     ======


                                         Nine Months Ended
                         -------------------------------------------------
                                                               Change
                         November 26,    November 27,    -----------------
                             2005           2004         Percentage Points
                         ------------    ------------    -----------------
Service gross margin             40.2%           40.0%           0.2

Product gross margin             41.0%           37.4%           3.6

The principal drivers of the 10.7% increase in domestic lottery service revenues were higher revenues from an increase in sales by our domestic lottery customers of approximately 4%, net contract wins of approximately 3% (including the impact of our new service contract in Florida and the loss of the Colorado contract), and the benefit of our instant ticket vending machine contract in Illinois.

The 2.1% increase in international lottery service revenues was primarily due to favorable foreign exchange rates of approximately 6%, an increase in sales by our international lottery customers of approximately 5%, and higher revenues from Brazil of approximately 4% related to the combined impact of the court ordered return of funds previously held in escrow and the cessation of withholding. These increases were partially offset by the combined effect of contractual rate changes and lower revenues from the loss of the Puerto Rico contract.

The 41.8% increase in commercial transaction processing service revenues was primarily due to favorable foreign exchange rates of approximately 19%, higher revenues from Brazil of approximately 19% related to the combined impact of the court ordered return of funds previously held in escrow and the cessation of withholding, and higher service revenues from an increase in transaction volumes by our commercial transaction processing customers of approximately 11%. These increases were partially offset by contractual rate changes.

The principal drivers of the 22.5% increase in gaming solutions service revenues were a full nine months of service revenues from Spielo (versus seven months in the prior fiscal year) and the installation of additional video lottery terminals in the state of Rhode Island, along with higher service revenues from an increase in sales by our gaming solutions customers of approximately 6%.

Our service margins were up 0.2 percentage points over last year primarily due to higher margins from Brazil related to higher service revenues resulting from the court ordered return of funds previously held in escrow, and higher jackpot activity, partially offset by the current year impact of higher depreciation and amortization related to the implementation of new contracts.

Product sales were down principally due to the prior year sale of lottery terminals and a communications network to our customer in Belgium which did not reoccur in the current year. Our product margins were up 3.6 percentage points over last year, principally due to higher margins associated with Spielo product sales (primarily related to the one-time adjustment in the prior year required to step-up then existing Spielo product sale contracts to fair value in connection with the acquisition), and the mix of sales.

OPERATING EXPENSES


                                                 Nine Months Ended
                               ---------------------------------------------------
                                                                       Change
                               November 26,     November 27,     -----------------
                                   2005             2004           $           %
                               ------------     ------------     ------     ------
                                               (Dollars in millions)
SG&A expenses                  $       95.6     $       87.3     $  8.3        9.5
R&D expenses                           35.6             38.7       (3.1)      (8.0)
                               ------------     ------------     ------     ------
                               $      131.2     $      126.0     $  5.2        4.1
                               ============     ============     ======     ======

PERCENTAGE OF TOTAL REVENUE
SG&A expenses                          10.2%             9.5%
R&D expenses                            3.8%             4.2%

The $8.3 million increase in SG&A expenses was principally due to an acceleration in regulatory licensing activity in worldwide commercial gaming markets, increased activities in new business development, higher incentive compensation costs and a full nine months of spending by Spielo (versus seven months of spending in the prior fiscal year). The $3.1 million decrease in R&D expenses was principally due to the timing of development initiatives, partially offset by a full nine months of spending by Spielo.

INTEREST INCOME


                                                 Nine Months Ended
                               ---------------------------------------------------
                                                                       Change
                               November 26,     November 27,     -----------------
                                   2005             2004           $           %
                               ------------     ------------     ------     ------
                                               (Dollars in millions)
Interest income                $        7.0     $        3.0     $  4.0     >100.0

Interest income increased over last year primarily due to higher invested funds and higher interest rates earned on those invested funds.

OTHER INCOME (EXPENSE)

The components of other income (expense) in the first nine months of fiscal 2006 and fiscal 2005 are as follows:


                                                   Nine Months Ended
                               ------------------------------------------------------
                                                                        Change
                                November 26,     November 27,     -------------------
                                   2005             2004             $           %
                                ------------     ------------     -------     -------
                                                  (Dollars in millions)
Minority interest in
  consolidated subsidiaries     $       (2.3)    $       (2.2)    $  (0.1)       (4.5)
Foreign exchange loss                   (2.0)            (1.5)       (0.5)      (33.3)
Brazil financial lending tax            (1.0)              --        (1.0)     (100.0)
Gain on sale of investment               1.3             10.9        (9.6)      (88.1)
Other                                    0.5             (0.7)        1.2      >100.0
                                ------------     ------------     -------     -------
                                $       (3.5)    $        6.5     $ (10.0)    (>100.0)
                                ============     ============     =======     =======

Minority interest in consolidated subsidiaries principally relates to our controlling interest in PolCard.

The $1.0 million Brazil financial lending tax represents the accrual for a tax assessment made during our second quarter related to intercompany loans made to us by our Brazilian subsidiary.

The current year $1.3 million gain on sale of investment principally resulted from the sale of our 33% interest in Turfway Park to Harrah's Entertainment and the Keeneland Association. The prior year $10.9 million gain on sale of investment resulted from the sale of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.


INTEREST EXPENSE


                                                  Nine Months Ended
                                -----------------------------------------------------
                                                                          Change
                                November 26,     November 27,     -------------------
                                   2005             2004             $           %
                                ------------     ------------     -------     -------
                                                 (Dollars in millions)
Interest expense                $       23.2     $       11.7     $  11.5        98.3

Interest expense increased over last year primarily due to higher average debt balances resulting from the issuance of $300 million of Senior Notes in November 2004.

WEIGHTED AVERAGE DILUTED SHARES

Weighted average diluted shares in the first nine months of fiscal 2006 decreased by 2.8 million shares to 130.3 million shares, primarily due to treasury share repurchases made under our share buyback program.


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

On September 12, 2005, we announced that our board of directors was examining the Company's options after receiving a non-binding preliminary expression of interest regarding a potential acquisition of our Company. Following this announcement, both Moody's and Standard and Poor's placed our ratings on negative outlook.

ANALYSIS OF CASH FLOWS

During the first nine months of fiscal 2006, we generated $308.5 million of cash from operations. This cash was principally used to fund $92.4 million of systems, equipment and other assets relating to contracts; to repurchase $32.1 million, or 1,326,100 shares of our common stock; and to pay cash dividends of $30.9 million. At November 26, 2005, we had $167.6 million of cash and cash equivalents and $261.3 million of short-term investment securities on hand.

Our business is capital-intensive. We currently estimate that net cash to be used for investing activities in fiscal 2006 will be in the range of $190 million to $200 million. We expect our principal sources of liquidity to be existing cash and short-term investment securities balances, along with cash we generate from operations and borrowings under our revolving credit facility. Our credit facility provides for an unsecured revolving line of credit of $500 million and matures in October 2009. There were no borrowings under the credit facility as of November 26, 2005. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of November 26, 2005, after considering $6.7 million of letters of credit issued and outstanding, there was $493.3 million available for borrowing under the credit facility. The credit facility contains various covenants, including among other things, requirements relating to the maintenance of certain financial ratios. None of these covenants are expected to impact our liquidity or capital resources. There are no covenants in our credit facility that restrict our ability to pay dividends. At November 26, 2005, we were in compliance with all applicable covenants.

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

FINANCIAL POSITION

Our consolidated balance sheet at November 26, 2005 as compared to our consolidated balance sheet at February 26, 2005 was impacted by the material changes described below.


                                                                            Change
                                       November 26,    February 26,    -----------------
                                          2005             2005          $           %
                                       ------------    ------------    ------     ------
                                                  (Dollars in millions)
Inventories                            $       87.0    $       61.1    $ 25.9       42.4

Systems, equipment and other
  assets relating to contracts, net           685.8           720.4     (34.6)      (4.8)

Goodwill                                      345.8           331.0      14.8        4.5

Property, plant and
  equipment, net                               94.5            74.6      19.9       26.7

Accounts payable                               58.8            99.2     (40.4)     (40.7)

Employee compensation                          33.4            21.9      11.5       52.5

Advance payments from customers                55.5            42.9      12.6       29.4

Deferred revenue and advance
  billings                                     40.4            29.7      10.7       36.0

Income taxes payable                           46.0            16.5      29.5     >100.0

Long-term debt                                561.9           726.3    (164.4)     (22.6)

Other liabilities                              99.9            83.3      16.6       19.9

Deferred income taxes                          92.0           106.0     (14.0)     (13.2)

Cost of treasury shares                          --            35.9     (35.9)    (100.0)

The increase in inventories was primarily due to inventory associated with product sales that are expected to be recorded during the fourth quarter of fiscal 2006 and inventory related to our new contract with our customer in Finland. Revenue under the Finland contract is expected to be recorded in fiscal 2009.

The decrease in systems, equipment and other assets relating to contracts, net was primarily due to depreciation expense, partially offset by the purchase of $92.4 million of systems, equipment and other assets relating to contracts (principally related to spending in Missouri, Florida, Rhode Island and the Czech Republic).

The increase in goodwill was primarily due to the acquisition of an additional 12% of PolCard.

The increase in property, plant and equipment, net was primarily due to $19.1 million of spending by the developer on our new corporate headquarters building in Providence, Rhode Island.

The decrease in accounts payable was primarily due to the timing of PolCard's settlement of card related transactions, along with payments to the vendor that supplied the handheld lottery terminals for our current year product sale to our customer in Spain.

The increase in employee compensation was primarily due to higher current year provisions for incentive compensation.

The increase in advance payments from customers was primarily due to advances received related to our new contract with our customer in Finland.

The increase in deferred revenue and advance billings was primarily due to customer progress billings related to a product sale expected to be recorded during the fourth quarter of fiscal 2006.

The increase in income taxes payable was primarily due to the timing of income tax payments.

The decrease in long-term debt was principally due to the conversion to equity of $157.6 million of our convertible debentures in the first nine months of fiscal 2006.

The increase in other liabilities was primarily due to $19.1 million of spending by the developer of our new corporate headquarters building in Providence, Rhode Island.

The decrease in deferred income taxes was primarily due to the conversion to equity of $157.6 million of our convertible debentures in the first nine months of fiscal 2006.

The decrease in the cost of treasury shares was primarily due to the issuance of treasury shares in connection with the conversion of convertible debentures in the first nine months of fiscal 2006.


COMMITMENTS

PERFORMANCE AND OTHER BONDS

In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate they will do so. The following table provides information related to potential commitments at November 26, 2005:


                                                       Total Potential
                                                         Commitments
                                                     ------------------
                                                        (in millions)
                  Performance bonds                  $            228.9
                  Financial guarantees                             31.9
                  Litigation bonds                                  8.9
                  All other bonds                                   5.1
                                                     ------------------
                                                     $            274.8
                                                     ==================

MASTER CONTRACT WITH THE RHODE ISLAND LOTTERY

In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the "Lottery") that amended our existing contracts with the Lottery and grants us the right to be the Lottery's exclusive provider of online, instant ticket and video lottery central systems and services during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2008 as follows:

o     approximately $39 million was invested during fiscal 2004 and 2005;

o     approximately $47 million will be invested during fiscal 2006; and

o     the balance will be invested during fiscal 2007.

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

The final purchase price for Atronic will be calculated through a performance-based formula equal to eight times Atronic's EBITDA (earnings before interest, taxes, depreciation and amortization) for its year ending December 31, 2006. In addition, in the 12 months after the closing, Atronic will also have the potential to receive an earn-out amount based on its 2007 performance above specified thresholds. We currently expect the all-cash transaction will have a total value of approximately $100 million to $150 million, for our 50% share, including the assumption of debt.

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

OPTION TO PURCHASE POLCARD OUTSTANDING EQUITY

In May 2003, we completed the acquisition of a controlling equity position in PolCard S.A. ("PolCard"), for a purchase price, net of cash acquired, of $35.9 million. On September 28, 2005, we purchased an additional 11.681% of PolCard from Innova Capital Sp. z o.o. ("Innova") for cash consideration of approximately $21.5 million, resulting in PolCard's outstanding equity being owned 74.5% by us, 25.2% by two funds managed by Innova, and 0.3% by the Polish Bank Association, one of PolCard's previous owners.

The terms of the Share Purchase Agreement which govern the purchase of the additional 11.681% of PolCard included a commitment by GTECH and Innova, as the majority shareholders of PolCard, to vote in favor of a general shareholder dividend of approximately $25.0 million to be paid after the close of PolCard's fiscal year ending on February 25, 2006, and for PolCard to loan to Innova approximately $6.3 million in anticipation of the dividend. This loan was advanced on December 22, 2005 (after the close of our fiscal 2006 third quarter), bears interest at WIBOR plus 1.75% (6.35% as of December 22, 2005), and is fully secured by the dividend and by PolCard shares currently owned by Innova.

We have three fair value options to purchase Innova's interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value. Each fair value option has a duration of 90 days and is to be based on an appraised value from at least two investment banks at the date of each option period.

Taking into consideration our purchase of an additional 11.681% of PolCard as described above, we estimate that the buyout prices of each fair value option, based on discounted cash flows, could be as follows:



                             Buyout Percentage
Exercise Date                 of the PolCard                  Range of
Commencing In               Outstanding Equity              Buyout Price
-------------               ------------------             ------------------
May 2007                          12.6%                    $20 to $30 million
May 2008                           6.3%                    $11 to $17 million
May 2009                           6.3%                    $13 to $19 million

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

The estimated fair value of our long-term debt and change in the estimated fair value due to hypothetical changes in interest rates are as follows (dollars in millions):


                                                                 Estimated Fair Value
                                                 -----------------------------------------------------
                                                 At November 26,    10% Increase in    10% Decrease in
                                                      2005           Interest Rates    Interest Rates
                                                 ---------------    ---------------    ---------------
$250 million of 4.75% Senior Notes               $         228.1    $         224.7    $         231.7

$150 million of 4.50% Senior Notes                         138.4              136.5              140.4

$150 million of 5.25% Senior Notes                         128.4              124.8              132.2

$17 million of 1.75% Convertible                            40.0               40.0               40.0
     Debentures

The estimated fair values above were determined by an independent investment banker and take into consideration $225 million of interest rate swaps as follows:


                                                         Estimated Fair Value
                                                 ------------------------------------
                                                  Debt Fair           Interest Rate
                                                    Value           Swaps Outstanding
                                                 -------------      -----------------
$250 million of 4.75% Senior Notes               $       228.1      $           150.0


$150 million of 4.50% Senior Notes                       138.4                   50.0

$150 million of 5.25% Senior Notes                       128.4                   25.0

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

As of November 26, 2005, we had contracts for the sale of approximately $66.0 million of foreign currency (primarily Euro, Brazilian real and pounds sterling) and the purchase of approximately $48.3 million of foreign currency (primarily pounds sterling, Brazilian real and Canadian dollars).

At November 26, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $17.5 million that would be recorded in the equity section of our balance sheet.

At November 26, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $4.0 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.

At November 26, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2006 of $3.2 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2006 anticipatory cash flows that were hedged varied throughout the first nine months of the fiscal year, but averaged 23%.


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

During our fiscal 2006 third quarter, we issued shares of our Common Stock upon the exercise of conversion rights by Holders of the Debentures, in the amounts, for consideration and pursuant to conversion notices dated, as follows:


                                            Consideration (Dollars of Retired
Date of Notice of Conversion                   Debenture Principal Amount)              Common Shares Issued
----------------------------                ---------------------------------           --------------------
August 29, 2005                                        15,200,000                              1,105,454
September 20, 2005                                        300,000                                 21,818
September 21, 2005                                        423,000                                 30,763
September 28, 2005                                         60,000                                  4,363
October 21, 2005                                            8,000                                    581
November 8, 2005                                       16,500,000                              1,199,999

This information was previously included in Current Reports on Forms 8-K.

We claim exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") in respect to the issuance of shares of Common Stock upon the conversion of the Debentures by virtue of compliance (on the basis of facts described herein) with Section 3 (a) (9) of the Securities Act.

We made no purchases of shares of our Common Stock during the third quarter of fiscal 2006. We have authority remaining under the stock buy-back program that we announced in November 2004 to purchase up to $47.3 million of our Common Stock.

Item 6. EXHIBITS


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

                                         GTECH HOLDINGS CORPORATION


Date: January 4, 2006                    By /s/ Jaymin B. Patel
                                         ---------------------------------
                                         Jaymin B. Patel, Senior Vice President
                                         and Chief Financial Officer (Principal
                                         Financial Officer)



Date: January 4, 2006                    By /s/ Robert J. Plourde
                                         ---------------------------------------
                                         Robert J. Plourde, Vice President,
                                         Corporate Controller and Chief
                                         Accounting Officer (Principal
                                         Accounting Officer)