Form 10-K
period 2006-02-25
GTECH HOLDINGS CORP
filed 2006-04-20
CIK 857323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 25, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.
Commission File Number 1-11250

GTECH HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	05-0450121
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

55 Technology Way, West Greenwich, Rhode Island	02817
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (401) 392-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑
     Accelerated filer ☐
     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 27, 2005 was approximately $3.55 billion.
On April 14, 2006, there were 127,310,275 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K

Portions of Registrant’s Proxy Statement For our 2006 Annual Meeting of Shareholders	Part III

GTECH HOLDINGS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 25, 2006

PART 1
     When used in this report, the terms “Company”, “we”, “our” and “us” refer to GTECH Holdings Corporation (“Holdings”) and our consolidated subsidiaries, including GTECH Corporation (“GTECH”).
ITEM 1. BUSINESS
General
We are a leading provider of gaming and technology solutions worldwide with $1.3 billion in revenues and approximately 5,300 employees on six continents. We leverage our global lottery experience and capabilities to offer a full range of game content and solutions and financial transaction processing services.
We are the world’s leading operator of highly-secure online lottery transaction processing systems, doing business in 51 countries worldwide, and we have a growing presence in commercial gaming technology and financial services transaction processing. Our core market is the lottery industry, for which we design, sell and operate a complete suite of lottery-enabled point-of-sale terminals that are electronically linked with a centralized transaction processing system which mediates lottery funds between the retailer, where a transaction is enabled, and the lottery authority.
We currently operate, provide equipment and services to, or have entered into contracts to operate or provide equipment and services in the future to, 26 of the 43 online lottery authorities in the United States, and 60 of the 122 international online lottery authorities. We provide integrated online lottery transaction processing solutions, services and products to governmental lottery authorities and governmental licensees worldwide. We offer our customers a full range of lottery technology services, including the design, assembly, installation, operation, maintenance and marketing of online lottery systems and instant-ticket support systems. Our lottery systems consist of numerous lottery terminals located in retail outlets, central computer systems, systems software and game software, and communications equipment which connects the terminals and the central computer systems.
Historically, the majority of our lottery customers in the United States have entered into long-term service contracts pursuant to which we provide, operate and maintain the customers’ online lottery systems in return for a transaction processing fee typically expressed as an agreed percentage of the gross lottery sales. Many of our international lottery customers have purchased their online lottery systems, although some, especially lottery authorities in Eastern Europe, Latin America and Asia, have entered into long-term service contracts with us. Our lottery service contracts are typically at least five to seven years in duration for the base contract term with three to five years of extension options, resulting in total contract lives of eight to ten years.
In recent years, lottery authorities have recognized that by offering new games or products, they often are able to generate significant additional revenues. An important part of our strategy is to develop new products and services for our customers in order to increase their lottery revenues. For example, during fiscal 2006, we introduced Pick ‘n Play, a patent-pending new online game category that combines the appeal of instant ticket games with the security and integrity of online games. A Pick ‘n Play player purchases a theme-based play card which the retail clerk scans with a barcode reader. Upon scanning, the lottery central system automatically produces an online game ticket which is used to play the game on the play card.

Other indicative products and services introduced in recent years to increase lottery revenues for our customers include HotTrax, Aladdin, the Doubletake game, e-scratch and our family of self-service terminals, including GamePoint, Instant Ticket Vending Machines (also known as Lottery Product Vending Machines or Instant Ticket Dispensing Machines; “ITVMs”) designed, manufactured and marketed by Interlott Technologies, Inc. (“Interlott”), which we acquired during fiscal 2004, and, our Altura family of terminals, including the Altura Self-Service Terminal or Altura SST. HotTrax is an exciting lottery game which utilizes a video monitor to create an illusion of an auto race that is taking place in three dimensions. Aladdin is a credit card sized lottery ticket that, through the use of magnetic strip and thermal printing technology, can be reused up to 500 times, and which also can be employed in various non-lottery commercial contexts. The Doubletake game is an online lottery game that permits players to purchase an additional game with instant-ticket features, thus enhancing wagering interest. Our e-scratch product is a web-based interactive suite of scratch and reveal games that combines the security and convenience of online play with the entertainment, branded content and immediate gratification of instant-tickets. Interlott’s EDS-Q family of ITVMs offers flexibility and expandability (from a four to 24 game capacity) as well as the industry’s first transaction processing connectivity to in-store lottery terminals and lottery authority central systems. Our Altura SST combines the functionality of ITVMs with the capability of selling online lottery products through a touch screen interface. GamePoint is our lottery vending machine that permits the sale both of online and instant tickets. In recent years, we have also introduced various instant-ticket support services, products and systems to assist our lottery customers in increasing revenue.
In addition during fiscal 2006, we also introduced our “Dynamic Floor Management” system, which allows casino operators to customize the game, denomination and mode of play for a single machine or group of machines through commands and content sent via server, and WinWave, our next generation video lottery terminal.
In appropriate circumstances, we have extended our online and video lottery product offerings through acquisitions. During fiscal 2005, we completed the acquisition of Spielo Manufacturing, Incorporated (“Spielo”), a leading provider of video lottery terminals and related products and services to the global gaming industry.
In recent years, GTECH has taken steps to broaden our offerings of transaction processing services outside of our core market of providing online lottery services into the gaming technology and commercial services markets. During fiscal 2005, we entered into an agreement with the owners of the privately-held Gauselmann Group (“Gauselmann”) to acquire a 50 percent controlling equity interest in the Atronic group of companies (“Atronic”) owned by Gauselmann. Atronic, the leading video gaming machine provider in Europe, Russia and Latin America, has a growing presence in the United States and is licensed in 209 worldwide gaming jurisdictions. Subject to obtaining required regulatory and gaming license approvals and the satisfaction of other closing conditions the agreement, as amended, provides for this acquisition to close not later than December 2007. In addition, during fiscal 2005, we completed the acquisition of BillBird S.A., the leading provider of electronic bill payment services in Poland.
GTECH Corporation was founded in 1980. GTECH Holdings Corporation acquired GTECH Corporation in a leveraged buy-out in February 1990.
Our World Headquarters is located at 55 Technology Way, West Greenwich, Rhode Island 02817, and our telephone number is (401) 392-1000.

On January 10, 2006, Holdings entered into an agreement and plan of merger with Lottomatica S.p.A., an Italian corporation and exclusive license holder and operator of Italy’s Lotto (“Lottomatica”), whereby Lottomatica would acquire Holdings for $35.00 in cash per outstanding Holdings share of Common Stock. Lottomatica’s majority shareholder is DeAgostini S.p.A., a privately held Italian diversified industrial and financial holding group. Completion of the transaction, which is expected to occur during the second quarter of fiscal 2007, is subject to receipt of financing, approval by Holdings shareholders, regulatory approvals, receipt of contract assignment assurance from certain significant lottery customers, Lottomatica maintaining a pro forma investment grade credit rating, and other customary conditions. Subsequent to the acquisition, the Common Stock of Holdings will be delisted from the New York Stock Exchange.
Our Internet address is www.gtech.com. We make available free of charge through the SEC Filings link on the Investors section of our Internet address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Additional materials, including our code of ethics (which applies to our President and Chief Executive Officer, Senior Vice President and Chief Financial Officer and Vice President, Corporate Controller and Chief Accounting Officer and to all of our other employees) and the charters for each of the committees of our Board of Directors, are available free of charge through the Corporate Governance link on the Investors section of our Internet address. In addition, we typically review our financial results and business prospects on quarterly earnings conference calls, and from time-to-time on other conference call presentations, to which we invite the public to listen. We typically announce by press release the date and time of, and dial-in and Internet-access information respecting, such conference calls several days in advance, and make materials respecting matters discussed on such conference calls available free of charge through our Internet address.
Unless otherwise noted, all trademarks referred to in this report are owned by, or licensed to, us.

Forward-Looking Information
Certain statements contained or incorporated by reference in this report are forward-looking statements within the meaning of the United States Private Litigation Reform Act of 1995. We identify forward-looking statements by words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “continue”, “project” or similar terms that refer to the future. Such statements include, without limitation, statements relating to:
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
These forward-looking statements reflect management’s assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, among other things, the matters described in this report under “Certain Factors That May Affect Future Performance” below.
Certain Factors That May Affect Future Performance
The future performance of our business is subject to the factors set forth below, as well as the other considerations described elsewhere herein.
Government regulations and other actions affecting the online lottery industry could have a negative effect on our business, results of operations or prospects.
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
Once authorized, the ongoing operations of lotteries and lottery operators are typically subject to extensive and evolving regulation. Lottery authorities generally conduct an intensive investigation of the winning vendor and its employees prior to and after the award of a lottery contract. Lottery authorities with which we do business may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of our securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract. Additional restrictions are often imposed by international jurisdictions upon foreign corporations, such as us, seeking to do business there.
Further, there have been, are currently, and may in the future continue to be, investigations of various types, conducted by governmental authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In light of the fact that such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation in which we might be involved. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct by or attributable to us in any manner or the prolonged investigation of these matters by governmental or regulatory authorities could have a material adverse effect on our results of operations, business or prospects, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, adverse publicity resulting from any such proceedings could have a material adverse effect on our reputation and business. See Item 3, “Legal Proceedings”.
Finally, sales generated by online lottery games are dependent upon decisions over which we have no control made by lottery authorities with respect to the operation of these games, such as matters relating to the marketing and prize payout features of online lottery games. Because we are typically compensated in whole or in part based on a jurisdiction’s gross online lottery sales, lower than anticipated sales due to these factors could have a material adverse effect on our revenues.
We may be subject to adverse determinations in legal proceedings in Brazil which could result in substantial monetary judgments, significant reputational damage and the non-extension of our contract with Caixa Econômica Federal, the Brazilian bank and operator of Brazil’s National Lottery (“CEF”).
We are presently involved in a civil action that was initiated by federal attorneys with Brazil’s Public Ministry against GTECH Brasil Ltda., our Brazilian subsidiary (“GTECH Brazil”), and two of its former employees, among others; a criminal action recommended in a preliminary report of a special investigating panel of the Brazilian congress against one of our current and three of our former employees, among others; a public class action lawsuit in Brazil against, among others, the Brazilian Federal government, CEF and GTECH Brazil; and related investigations by the Brazilian Federal Police and the United States Securities and Exchange Commission (“SEC”) and other legal proceedings and investigations involving our contractual relationship with CEF.
The civil action, initiated in April 2004, alleges that the defendants acted illegally in entering into, amending and performing certain contracts between GTECH Brazil and CEF. This lawsuit also seeks to impose damages equal to the sum of all amounts paid to us under these CEF contracts, and certain other permitted amounts, minus our proven investment costs. The applicable statute also permits the assessment of interest and, in the discretion of the court, penalties of up to three times the amount of the damages imposed. We estimate that through the date of the lawsuit we received a total of approximately 1.5 billion Brazilian reals (or approximately $702 million at currency-exchange rates in effect as of February 25, 2006) under these contracts. In addition, although it is unclear how investment costs would be determined for purposes of this lawsuit, and any determination would be subject to court approval, we estimate that our investment costs through the date of the lawsuit were approximately between 1.2 billion and 1.4 billion Brazilian reals (or approximately between $562 million and $656 million) at these currency exchange rates.
On June 25, 2004 the judge hearing the civil action initiated by the Public Ministry Attorneys in the Federal Court of Brasilia against GTECH Brazil and two of its former employees, among others, granted a procedural injunction ordering that 30% of payments to be paid to GTECH Brazil from CEF after the date of the injunction be withheld and deposited into an account maintained by the court. The court also ordered that assets of GTECH Brazil, with certain exceptions, be identified to the court so as to prevent their transfer or disposition. We filed an appeal of this procedural injunction, and on March 22, 2005, a panel of judges of the Brazilian Federal Court of Appeals issued an order discontinuing the withholding of payments due to GTECH Brazil from CEF, removing the restrictions on the transfer or sale of our Brazilian assets, and requiring the return to us of amounts in excess of 40 million Brazilian reals that had been held in escrow pursuant to the procedural injunction, thereby permitting the return to us of approximately $11 million of the approximately $26 million held in escrow as of February 26, 2005, the last day of our fiscal 2005. We have appealed the Court of Appeals decision with respect to the continued withholding of 40 million Brazilian reals in a court account, and the deadline for the Public Ministry Attorneys to appeal this decision of the Court of Appeals has expired. See Item 3, “Legal Proceedings, Brazilian Legal Proceedings, The CEF Contract Proceedings, Civil Action By the Public Ministry Attorneys.”
A preliminary report issued in January 2006 by a special investigating panel of the Brazilian congress recommended that the Public Ministry Attorneys indict more than 30 people, including one current and three former employees of GTECH Brazil, alleging that these individuals helped us to illegally obtain an extension of our contract with CEF in 2003. The Brazilian Federal Police are conducting a related investigation in connection with the award of, and performance under, certain of GTECH Brazil’s contracts with CEF.
The preliminary report also recommended that our contract with CEF not be extended past the termination of our current contract term in May 2006. Additionally, CEF has announced its intention to develop a central in-house system to replace the services provided by us. Therefore, we do not anticipate that our contract with CEF will be extended on a long-term basis, if at all. Revenue under our contract with CEF attributable to the National Lottery of Brazil accounted for approximately 11.1% of our revenues in fiscal 2006. If we determine that, upon the expiration of this contract, a substantial liquidation of our investment in Brazil results, then accumulated foreign currency translation losses related to our operations in Brazil of $48.4 million (which are recorded in Accumulated Other Comprehensive Loss in our consolidated balance sheet of February 25, 2006) would be recorded as a charge to our consolidated income statement upon the contract’s expiration. See Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The anticipated loss of this contract could have a material adverse effect on our results of operations, business or prospects.
In June 2003, the Brazilian Federal Court of Accounts (“TCU”) issued a summons to us based on allegations in a May 2003 audit report in respect of an audit conducted by the TCU of our 1997 CEF contract. The central allegation of the 2003 report was that we were accorded certain payment increases with respect to lottery services and that we contracted to supply to CEF certain lottery services that were not contemplated by the procurement process for the 1997 contract and that are not otherwise permitted under Brazilian law. As a result, the TCU is alleging that we should be required to repay an amount, still to be approved by TCU judges, equivalent to approximately $14 million, based on the currency exchange rates in effect on February 25, 2006. In June 2005, the TCU issued a second preliminary report with respect to our contracts with CEF. Although we have not been formally served with this report, we understand that it alleges improper transfer of the 1997 contract to us, payment increases inconsistent with the procurement process for the 1997 contract and in violation of Brazilian law and that the 2003 contract extension was entered into in a manner inconsistent with the procurement process and Brazilian law. As a result, the 2005 report seeks repayment by us of an amount equivalent to approximately $140 million, based on the currency exchange rates in effect on February 25, 2006. Although there can be no assurance as to the ultimate impact of these allegations, we believe that the claims and determinations in these reports have, in essence, been merged into the civil action and public class action lawsuit referred to above and are accordingly unlikely to represent an independent source of liability for us.
We may not prevail in any of these legal proceedings. If we are not successful in defending these legal proceedings, we could incur substantial monetary judgments or penalties. A finding of improper conduct by us or any of our current or former employees attributable to us in any manner or the prolonged investigation of these matters by governmental or regulatory authorities could have a material adverse effect on our results of operations, business or prospects, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. In addition, whether or not we are successful in defending these legal proceedings, the proceedings may occupy substantial time and attention of our senior management.
See Item 3, “Legal Proceedings, Brazilian Legal Proceedings, The CEF Contract Proceedings” for more detailed information regarding these legal proceedings and investigations and related matters.
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
The termination of or failure to renew or extend one or more lottery contracts, the renewal or extension of one or more lottery contracts on materially altered terms or the loss of our assets without compensation could, depending upon the circumstances, have a material adverse effect on our results of operations, business and prospects.

Slow growth or declines in sales of online lottery goods and services could lead to lower revenues and cash flows for us.
In recent years, as the United States lottery industry has matured, the rate of lottery sales growth has moderated and certain of our customers have from time-to-time experienced a downward trend in sales. These developments may in part reflect increased competition that the lottery industry has experienced in recent years for the consumers’ entertainment dollar, including by virtue of a proliferation of destination gaming venues, and an increased availability of Internet gaming opportunities, as well as the relative difficulty of attracting younger consumers to playing online lottery games. Our future success will depend, in part, on the success of the lottery industry, as a whole, in attracting and retaining players in the face of such increased competition for the consumers’ entertainment dollar (which competition may well increase further in the future), as well as our own success in developing innovative products and systems to achieve this goal. Our future success also will depend, in part, on our ability to develop innovative products and services to permit us to successfully market transaction processing goods and services outside of the lottery industry. A failure by us to achieve these goals could have a material adverse effect on our results of operations, business and prospects.
We derive approximately half of our revenues from jurisdictions outside the United States and are subject to the economic, political and social instability risks of doing business in these jurisdictions.
We are a global business and derive a substantial portion of our revenue from operations outside the United States. In particular, in fiscal 2006, we derived approximately 48.9% of our revenues from our operations outside of the United States and approximately 11.4% of our revenues from our Brazilian operations alone. Risks associated with our international operations include increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability. Other economic risks that our international activity subjects us to might include inflation, foreign exchange risks (both depreciation and devaluation), illiquid foreign exchange markets, high interest rates, debt default, unstable capital markets and foreign direct investment restrictions. Political risks include change of leadership, change of governmental policies, new foreign exchange controls regulating the flow of money into or out of a country, failure of a government to honor existing contracts, changes in tax laws and corruption, as well as global risk aversion driven by political unrest, war and terrorism. Finally, social instability risks include high crime in the countries in which we operate due to poor economic and political conditions, riots, unemployment and poor health conditions. These factors may affect our work force as well as the general business environment in a country. In addition, a substantial portion of our assets are held outside of the United States and could be prevented by another country from leaving the country in which they are held. See Note 26 to the Notes to our Consolidated Financial Statements included in this report for additional financial information respecting geographic areas where we conduct business.
The occurrence of any of these events in the markets where we operate could jeopardize or limit our ability to transact business in those markets in the manner we expect and could have a material adverse effect on our results of operations, business and prospects.
Our results of operations are exposed to non-United States currency exchange rate fluctuations which could result in lower revenues, net income and cash flows when such results are translated into U.S. Dollar accounts.

Our financial statements are currently reported in United States dollars, and our consolidated financial results are significantly affected by non-United States currency exchange rate fluctuations. Currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of non-United States currency balance sheet accounts into United States dollar balance sheet accounts. We are exposed to currency exchange rate fluctuations because a significant portion of our revenues are denominated in currencies other than the United States dollar. These exchange rate fluctuations have in the past adversely affected our operating results and may continue to adversely affect our results of operations and the value of our assets outside the United States. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below.
We have a concentrated customer base and the loss of any of our larger customers (or lower sales from any of these customers) could lead to significantly lower revenue.
Revenue from our top ten customers accounted for approximately 49.3% of our total revenues in fiscal 2006. In fiscal 2006, 11.1% of our revenues were from CEF, our largest customer in fiscal 2006 based on annual revenues. If we were to lose any of these larger customers, or if these larger customers experience slow lottery ticket sales and consequently reduced lottery revenue, our results of operations, business and prospects could be materially adversely affected. See “—We may be subject to adverse determinations in legal proceedings in Brazil which could result in substantial monetary judgments, significant reputational damage and the non-extension of our contract with CEF”.
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
The online lottery industry has faced increased competition in recent years for the consumers’ entertainment dollar, including from a proliferation of destination gaming venues, and an increased availability of Internet gaming opportunities. In addition, in recent years there has been increased competition among domestic and international participants in the online lottery industry, which could adversely affect our ability to win renewals of contracts from our existing customers or to win contract awards from other lottery authorities. In addition, awards of contracts to us, from time to time, are challenged by our competitors. Increased competition also may have a material adverse effect on the profitability of contracts which we do obtain. Over the past several fiscal years, we have experienced and may continue to experience a reduction in the percentage of lottery ticket sales that we receive from certain customers resulting from contract rebids, extensions and renewals due to a number of factors, including the substantial growth of lottery sales, reductions in the cost of technology and telecommunications services and general and competitive dynamics. We are unable to determine at this time the likely effect of this trend on our business. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, below.
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
Lottery contracts also generally require us to post a performance bond, which in some cases may be substantial, to secure our performance under such contracts. We paid or incurred liquidated damages with respect to our contracts in an amount equal to 0.61%, 0.18%, 0.50%, 0.47% and 0.14% of our annual revenues in fiscal 2006, 2005, 2004, 2003 and 2002, respectively. If we incur substantial liquidated damages in the future, it could significantly reduce the amount of funds that we have available for other uses in our business and may delay or prevent us from pursuing and achieving our growth strategy. This could have a material adverse effect on our results of operations, business and prospects.
We may not be able to respond to technological changes or to satisfy future technology demands of our customers in which case we could fall behind our competitors.
Many of our software and hardware products are based on proprietary technologies. While we believe that certain of our technologies, such as our Enterprise Series open-architecture software platform, provides an industry standard, if we were to fail to develop our product and service offerings to take advantage of technological developments, we may fall behind our competitors and our business, financial condition, results and prospects could suffer.
If we are unable to manage potential risks related to acquisitions, our business and growth prospects could suffer.
Part of our growth strategy involves acquisitions designed to extend our product offerings and customer base. During fiscal 2004, we acquired Interlott Technologies, Inc. (“Interlott”), a leading provider of ITVMs for the worldwide lottery industry, and a controlling equity position in PolCard S.A., a leading debit and credit card merchant transaction acquirer and processor in Poland (“PolCard”). During fiscal 2005, we acquired Spielo, a leading provider of video lottery terminals and related products and services to the global gaming industry, and Leeward Islands Lottery Holding Company, Inc., a lottery holding company headquartered on the Caribbean islands of Antigua and St. Croix. In September 2004, we acquired privately-held BillBird S.A., the leading provider of electronic bill payment services in Poland. Finally, in December 2004 we signed an agreement to acquire a 50% controlling equity position in Atronic, a video gaming machine manufacturer, from the owners of the Gauselmann Group, in a transaction which we expect to close by December 31, 2007.
Our ability to continue to expand successfully through acquisitions depends on many factors, including our ability to identify acquisition prospects and negotiate and close transactions. Even if we complete an acquisition, the integration of an acquired business into our operations involves numerous risks, including difficulties in integrating an acquired company’s hardware and software products and services with our own; the diversion of our resources and management’s attention from other business concerns; the potential loss of key employees; risks associated with entering markets in which we may have little experience; and the day-to-day management of a substantially larger and more geographically diverse combined company.
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
Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual indemnities we may receive from sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could also adversely affect our results of operations, business and prospects, and reduce the anticipated benefits of the acquisition.
Expansion of online lottery and other forms of gaming face opposition which could limit our access to some markets.
Gaming opponents continue to persist in efforts to curtail the expansion of online lottery and other forms of legalized gaming. We can give no assurance that this opposition will not be successful in preventing the legalization of gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion of online lottery and other forms of gaming where these activities are currently permitted, in either case to the detriment of our results of operations, business and prospects.
Our business prospects and future success depend upon our ability to attract and retain qualified employees.
Our business prospects and future success depend, in part, upon our ability to attract and to retain qualified managerial, marketing and technical employees. Competition for such employees is sometimes intense, and we may not succeed in hiring and retaining the executives and other employees that we need. Our loss of or inability to hire key employees could have a material adverse effect on our results of operations, business and prospects.

Our business prospects and future success rely heavily upon the integrity of our employees and executives and the security of our systems.
The real and perceived integrity and security of a lottery is critical to its ability to attract players. We strive to set exacting standards of personal integrity for our employees and system security for the systems that we provide to our customers, and our reputation in this regard is an important factor in our business dealings with lottery and other governmental agencies. For this reason, an allegation or a finding of improper conduct on our part, or on the part of one or more of our current or former employees that is attributable to us, or an actual or alleged system security defect or failure attributable to us, could have a material adverse effect upon our results of operations, or prospects, including our ability to retain existing contracts or obtain new or renewal contracts, or to receive or renew gaming contracts. See ___, “We may be subject to adverse determinations in legal proceedings in Brazil which could result in substantial monetary judgments, significant reputational damage and the non-extension of our contract with CEF”, and Item 3, “Legal Proceedings, Brazilian Legal Proceedings, The CEF Contract Proceedings”, and “Legal Proceedings, Other Legal Proceedings, Trinadad and Tobago”.
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
Our non-lottery ventures, which are an increasingly important aspect of our business, may fail, including by reason of our relative lack of experience in markets outside our core lottery market and, in the case of ventures into the non-lottery gaming market, the difficulty in obtaining necessary licenses.
Our business prospects and future success depend, in part, upon our ability to expand our transaction processing services into complementary and parallel markets outside of our core lottery market. In fiscal 2006, commercial services transaction processing represented approximately 9% of our total revenues and non-lottery gaming represented approximately 7% of our total revenues. By way of comparison, in fiscal 2003 approximately 5% of our total revenues were derived from commercial services transaction processing, and approximately 2% of our total revenues were derived from non-lottery gaming. With our acquisition in May 2003 of a controlling equity interest in PolCard, the leading debit and credit card merchant transaction acquirer and processor company in Poland; our acquisition in September 2004 of BillBird S.A., the leading provider of electronic bill payment services in Poland; and our December 2004 agreement to acquire a 50% controlling equity position in Atronic, a video slot manufacturer, we expect non-lottery ventures to become increasingly significant to our overall financial performance.
Because we have less experience in non-lottery markets than we have in our core lottery market, our non-lottery ventures present an enhanced element of risk for us. Our non-lottery ventures outside the United States are particularly sensitive to the economic and political risks of doing business in these countries, including non-United States currency exchange risks.
In addition, our ability to complete the acquisition of a 50% controlling equity interest in Atronic, and otherwise to expand into non-lottery gaming markets, is dependent upon our success in obtaining required non-lottery gaming licenses in numerous jurisdictions. Obtaining such licenses is in many cases difficult, and there can be no assurance that we will be granted all non-lottery gaming licenses for which we apply or, if granted, that such licenses will be granted in a time frame necessary to insure the success of our non-lottery ventures.
As non-lottery services start to represent a more significant portion of our operations, the failure of one or more of our non-lottery ventures could have a material effect on our results of operations, business and prospects.
If we are unable to protect our intellectual property or prevent its use by third parties, our ability to compete in the market may be harmed.
We rely upon our ability to develop and protect our proprietary technology and intellectual property rights to ensure that our competitors do not obtain technology from us that could allow them to compete more effectively with us. However, intellectual property laws in the U.S. and in other jurisdictions may afford differing and limited protection, may not permit us to gain or maintain a competitive advantage, and may not prevent our competitors from duplicating our products, designing around our patented products, or gaining access to our proprietary information and technology.
Although we take measures intended to prevent disclosure of our trade secrets through nondisclosure and confidentiality agreements and other contractual restrictions, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets. For example, there can be no assurance that consultants, vendors, former employees or current employees will not breach their obligations regarding non-disclosure and restrictions on use. In addition, anyone could seek to challenge, invalidate, circumvent or render unenforceable a Company patent(s), and we cannot provide assurance that any pending or future patent applications we hold will result in an issued patent, or that if patents issue that they would necessarily provide meaningful protection against competitors and competitive technologies and/or adequately protect our then-current products and technologies. We may not be able to detect the unauthorized use of our intellectual property or take appropriate steps to enforce our intellectual property rights effectively, and certain contractual provisions, including restrictions on use, copying, transfer and disclosure of licensed programs, may be unenforceable under the laws of certain jurisdictions.
We license intellectual property rights from third parties. If such third parties do not properly maintain or enforce the intellectual property rights underlying such licenses, or if such licenses are terminated or expire without being renewed, we could lose the right to use the licensed intellectual property, which could adversely affect our competitive position or our ability to commercialize certain of our technologies, products or services.

We intend to enforce our intellectual property rights, and from time to time we may initiate claims against third parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could fail to obtain the results sought.
Third party infringement claims against us could limit or affect our ability to compete effectively.
We cannot provide assurance that our products or methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us whether successful or not, are costly, time-consuming and distracting to management, and could harm our reputation. In addition, intellectual property litigation or claims could result in our having to do one or more of the following: (1) cease selling or using any of our products that allegedly incorporate the infringed intellectual property; (2) pay substantial damages; (3) obtain a license from the third party owner, which license may not be available on reasonable terms, if at all; (4) rebrand or rename our products; and (5) redesign our products to avoid infringing the intellectual property rights of third parties, which may not be possible and, if possible, could be costly and time-consuming. The loss of proprietary technology or a successful claim against us could have a material adverse effect on our results of operations, business and prospects.
Our systems are subject to network interruption risks which could have a negative impact on the quality of the services offered by us, which could, in turn, negatively impact consumer demand and result in a decrease in the volume of our customers’ sales and consequently our own revenues.
Our ability to provide goods and services to our customers depends to a great extent on the reliability and security of the information technology systems and networks we use. Information technology systems and networks used by us are potentially subject to damage and interruption caused by human error, problems relating to telecommunications networks, natural disasters, sabotage, viruses, vandalism, fire, water damage, power loss, and similar unexpected adverse events. Interruptions in these systems could significantly impair our operations and reduce the effectiveness and quality of our services. In such a situation, demand for the services of our customers could decrease resulting in decreased sales by such customer and consequently a decrease in the volume of our revenues. In addition, interruptions in our systems could result in the imposition of substantial penalties under our lottery contracts and/or contract termination. See ___, “We are subject to substantial penalties for failure to perform under our contracts,” above. Network interruptions could have a material adverse effect on our results of operations, business and prospects.

Significant Developments Since The Start Of Fiscal 2006
Lottery Contract Awards
Since the start of fiscal 2006 (which ended on February 25, 2006), we have received a number of contract awards and extensions from lottery authorities.
New Online Customers. During fiscal 2006, we acquired three new online customers.
In June 2005, we entered into an agreement to acquire the operation and management rights of The Barbados Lottery and to become the exclusive central system and lottery services supplier to The Barbados Lottery. The Barbados Lottery was formed in April 2005 upon the consolidation of three previously independent Barbados lotteries: the Barbados Olympic Association, the Barbados Cricket Association and the Barbados Turf Club. While we have been a technology and services provider to the Barbados Olympic Association and the Barbados Cricket Association, the Barbados Turf Club has in the past operated its online games using another vendor’s equipment. Under the terms of the 18-year integrated services agreement, GTECH has agreed to migrate the online games of all three entities to our Enterprise Series solution which will be operated out of Austin, Texas. We have also agreed to provide approximately 250 Altura terminals and an IP-based wireless communications system to be installed as the interface between the retailers and the central system.
In August 2005, Loxley GTECH Technology Co. Ltd. (“LGT”) signed a five-year agreement to provide equipment and services for a national online lottery in Thailand. We own a 49 percent equity interest in LGT, a company that we formed in joint venture with Loxley Public Company Limited, a leading trading and telecommunications conglomerate in Thailand. Under the agreement, we will be the principal provider of technology and services to LGT, supplying to LGT a turnkey system, consisting of our Enterprise Series solution and approximately 12,000 Altura terminals. LGT will, in turn, supply equipment and integrated services to the Government Lottery Office of Thailand. This award followed a competitive procurement. Sales for this national online lottery are expected to begin during the second quarter of fiscal 2007.
In January 2006, we signed a seven-year agreement with the North Carolina Education Lottery to provide a fully-integrated online and instant ticket lottery system, lottery terminals, a wireless communications network, Instant Ticket Vending Machines, management of warehousing and distribution of instant tickets and other ongoing services. Under this agreement, we partnered with Oberthur Gaming Technologies Corporation for the printing of instant tickets. The agreement, under which sales commenced on March 30, 2006, followed a competitive procurement process.
New Contracts With, And Extensions And Orders By, Existing Customers. Since the start of fiscal 2006, we have also been awarded new contracts by, or have received contract extensions or orders from, a number of our existing customers.
In November 2005, following a competitive procurement, we entered into a five-year integrated services contract with the Arizona lottery authority to provide a new online lottery system, terminals and communications network. Under the terms of the contract, we have agreed to convert the Arizona lottery authority’s existing system to our Enterprise Series technology platform, replace the Arizona lottery’s existing terminal base with approximately 2,600 Altura terminals, and provide an IP-based communications network.
In November 2005, following a competitive procurement, the New Jersey lottery authority named us as the apparent successful bidder to provide a new integrated online and instant ticket lottery system, terminals and communication network. Sales under this new five-year contract, the terms of which are being finalized, are expected to commence in June 2006.
In December 2005, following a competitive procurement, we entered into a facilities management contract with the Washington lottery authority under which we are to provide a new online and instant lottery system, terminals, communications network and ongoing services.
Several of our fiscal 2006 contract developments related to sales of products and services. In June 2005, we entered into a new software license agreement and agreement to provide software and hardware maintenance and support services to Societe de la Loterie de la Suisse Romade (“LoRo”), the Swiss lottery authority. At such time, we also entered into a product sale agreement with LoRo to provide a new integrated online and instant ticket lottery system, Altura terminals and communications network.
In July 2005, we signed a five-year contract to provide ongoing software support and enhancements, as well as certain general contractor services, to Westdeutsche Lotterie GmbH & Co. OHG, the operator of online and instant-ticket lottery games in the German state of Nordrhein-Westfalen.
In July 2005, we signed an agreement with the Spanish National Organization for the Blind (Organizacíon Nacional de Ciegos Espanoles), which is authorized to administer lottery and wagering games in Spain, to provide 5,000 additional handheld lottery terminals, and to upgrade the authority’s central system hardware.
In August 2005, we entered into an agreement with the New Zealand Lotteries Commission to provide a complete lottery system conversion, including a new integrated online and instant ticket lottery system and new terminals, together with ongoing software support and terminal maintenance services.
In August 2005, we received an order from the California lottery authority for a variety of lottery products, including 550 additional Altura terminals, 700 Altura CVT terminals, 1,000 Instant Ticket Vending Machines and other self-service lottery solutions.
During fiscal 2006, the Ohio lottery authority, Dansk Tipstjeneste (our lottery customer in Denmark), and Supreme Ventures Limited (our lottery customer in Jamaica), each exercised options to extend the terms of their respective online contracts with us. In addition, in May 2005, we signed a new one-year contract with CEF, the administrator of the National Lottery in Brazil, which provides for us to continue to operate the existing lottery and financial transaction processing systems for CEF through May 14, 2006, or such later date as CEF may elect.
During fiscal 2006, we received several awards, or extensions of awards, to provide ITVMs in addition to orders of ITVMs from the North Carolina and California lottery authorities in the context of larger contract awards which are described above. In June 2005, we entered into a product sale agreement, following a competitive procurement, with the operator of the French

National Lottery, LaFrancaise Des Jeux (“FDJ”), to provide FDJ not less than 575 ITVMs and repair services. In June 2005, we entered into a two-year extension with the Ohio lottery commission for the lease of ITVMs.
Other Products And Services
Since the start of fiscal 2006, we entered into a number of agreements, and announced a number of other developments, respecting products and services outside of our traditional online lottery product offerings.
Video Lottery And Gaming. In September 2005, following a competitive procurement, we entered into an agreement with the Pennsylvania Department of Revenue to provide a gaming central control system to monitor and control up to 61,000 gaming machines which are to be installed at approximately 14 venues. In December 2005, following a competitive procurement, we entered into an agreement to provide a video gaming monitoring system and site controllers for the Louisiana Department of Public Safety and Corrections’ video gaming program.
New Product Offerings And Developments. In June 2005, we entered into a joint venture agreement with Viekkaus Oy, the operator of the Finnish national lottery, to develop and market innovative new games and solutions for the lottery and gaming industries. The primary focus of this joint venture, in which we will hold an 81% equity stake, is the development of government-sponsored games and solutions (with an emphasis on sports-betting games and solutions) over interactive channels such as Internet, mobile telephony and interactive television.
In November 2005, we announced the successful integration of our Lottery Inside technology into the Nucleus Point of Sale (“POS”) Platform offered by Dresser Wayne, a business unit of Dresser Inc. and a pioneer in the retail fueling industry. Our Lottery Inside technology enables the sale of lottery tickets through PC-based POS devices used by retailers, thereby obviating the need for retailers to maintain dedicated lottery terminals.
We reported several new product offerings and other developments during fiscal 2006 respecting our video lottery and gaming businesses.
In May 2005, GTECH and Harrah’s Operating Company, Inc., a subsidiary of Harrah’s Entertainment, Inc. (“Harrah’s”), entered into a strategic relationship whereby we agreed to supply Harrah’s properties with gaming machines, and the two companies agreed to work together to develop new game content.
In August 2005, we announced that our subsidiary, Spielo, had launched WinWave, our next generation video lottery terminal, which was developed in consultation with lotteries to meet specific needs of venues and players.
In September 2005, we announced the development of our “Dynamic Floor Management System,” which permits operators of casinos to customize the game, denomination and mode of play for a single machine or group of machines through commands and content sent via server.
In December 2005, we signed a licensing agreement with Hasbro Properties Group, the intellectual property arm of Hasbro, Inc., granting us exclusive rights in the United States and

Canada to develop and market slot machines and video lottery terminals featuring THE GAME OF LIFE property brand in the casino and government-sponsored environments. (THE GAME OF LIFE is a trademark of Hasbro, Inc. and is licensed to us by Hasbro Properties Group.)
Regarding our commercial services business, in July 2005, we announced that we had successfully integrated the commercial services payment capability of our Billbird subsidiary into our existing Enterprise Series system. This solution, Enterprise Series Commercial Payments, offers our customers the opportunity to merge their lottery and commercial services operations.
Industry Background
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
Lotteries are operated by state and foreign governmental authorities and their licensees in over 200 jurisdictions worldwide. Governments have authorized lotteries primarily as a means of generating non-tax revenues. In the United States, lottery revenues are frequently designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on their lotteries as revenues from lottery ticket sales and are often a significant source of funding for these programs.
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
In general, online lotteries generate greater revenues than both traditional off-line lottery games and instant-ticket games. In addition, there are several other advantages to online lotteries as compared to traditional off-line lotteries. Unlike traditional off-line lottery games, wagers can be accepted and processed by an online lottery system until minutes before a drawing, thereby significantly increasing the lottery’s revenue in cases in which a large prize has attracted substantial wagering interest. Online lottery systems also provide greater reliability and security, allow a wider variety of games to be offered and automate accounting and administrative procedures which are otherwise manually performed.
Typically, approximately 50 percent of the gross revenues of an online lottery in the United States is returned to the public in the form of prizes. Approximately 35 percent is used by the state to support specific public programs or as a contribution to the state’s general funds. The remaining 15 percent is generally used to fund the operations of the lottery, including the cost of advertising, sales commissions to point-of-purchase retailers and service fees to vendors such as us.
According to La Fleur’s 2003 and 2006, World Lottery Almanacs, from 1972 through 2005, total annual lottery ticket sales in the United States grew from approximately $295.0 million to approximately $47.61 billion, although, in recent years, as the United States lottery industry has matured, the rate of lottery sales growth has moderated and certain of our customers have from time-to-time experienced a downward trend in sales. See “Certain Factors That May Affect Future Performance - Slow growth or declines in sales of online lottery goods and services could lead to lower revenues and cash flows for us,” above.
There are currently 43 jurisdictions that authorize the operation of online lotteries in the United States. Implementation of lotteries in other jurisdictions will depend upon successful completion of legislative, regulatory and administrative processes.
Outside the United States, government operated or licensed lotteries, many of which are off-line, have a long history. The international online lottery industry has experienced significant growth. Since 1977, when there were no online lotteries operating outside of the United States, 122 international jurisdictions have implemented online lottery systems. A number of other international jurisdictions, principally in Europe, Asia-Pacific, and Central America, are currently considering the implementation of online lotteries.
Online Lottery Business
Online Lottery Contracts
Overview. We generally conduct business under one of two types of contractual arrangements which are described in more detail below:
Facilities Management Contracts. Under a typical Facilities Management Contract, we construct, install and operate the lottery system and retain ownership of the lottery system. These contracts generally provide for a variable amount of monthly or weekly service fees to be paid to us directly from the lottery authority based on a percentage of a lottery’s gross online and instant ticket sales.
Product Sales Contracts. Under Product Sales Contracts, we construct, sell, deliver and install a turnkey online lottery system or lottery equipment and license the computer software for a fixed price, and the lottery authority subsequently operates the lottery system.
The collection of lottery monies, the selection of winners, the financial responsibility for the payment of prizes and the qualification of retail sales agents are usually the sole responsibility of the lottery authority in each jurisdiction in which we operate a lottery. The United Kingdom’s National Lottery, Taiwan’s Public Welfare Lottery and the South African National Lottery provide important exceptions to the general rule, in that in each case a licensee to whom we supply goods and services (rather than the lottery authority) operates all aspects of the respective lottery with the exception of proceeds allocation.
With respect to fiscal 2006, approximately 74% of our revenues were service revenues earned under our Facilities Management Contracts; approximately 10% of our revenues were product sales revenues earned under Product Sales Contracts; and approximately 16% of our revenues were attributable to the provision of nonlottery goods and services.
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
Our revenues under Facilities Management Contracts are generally a variable amount of monthly or weekly service fees which are paid to us directly from the lottery authority based on a percentage of such lottery’s gross online and instant ticket sales. The level of lottery ticket sales within a given jurisdiction is determined by many factors, including population density, the types of games played and the games’ design, the number of terminals, the size and frequency of prizes, the nature of the lottery’s marketing efforts and the length of time the online lottery system has been in operation.
Under our Facilities Management Contracts, we typically retain title to the lottery system and provide our customers with the services necessary to operate and manage the lottery system. We install and commence operations of a lottery system after being awarded a Facilities Management Contract and, following the start-up of the lottery system, we are responsible for all aspects of the system’s operations. We typically operate lottery systems in each jurisdiction on a stand-alone basis through the installation of two or more dedicated central computer systems, although in a few instances several jurisdictions share the same central system. In addition, in most jurisdictions we employ a work force consisting of a site director, marketing personnel, computer operators, communications specialists and customer service representatives who service and maintain most aspects of the system.
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
Under a number of our lottery contracts, in addition to constructing, installing and operating the online lottery systems in these jurisdictions, we are providing a wide range of support services and equipment for the lottery’s instant-ticket games, such as marketing, distribution and automation of validation, inventory and accounting systems, for which we receive fees based upon a percentage of the sales of the instant-ticket games.
Revenues from Facilities Management Contracts are accounted for as Service Revenue in our Consolidated Income Statements.
Unless otherwise indicated, the table below sets forth the lottery authorities with which we had Facilities Management Contracts and fully installed, operational lottery systems as of February 25, 2006, and as to which we are the sole supplier of central computers and terminals and material services. The table also sets forth information regarding the term of each contract and, as of February 25, 2006, the approximate number of terminals installed in each jurisdiction.

	Approximate		Date of Expiration
	Number of Lottery	Date of Commencement of Current	of Current Contract	Current Extension
Jurisdiction	Terminals Installed (1)	Contract	Term	Options*

United States:

Arizona (2)	2,600	9/99	9/06	—

California	19,800	10/03	10/09	4 one-year

D.C. (3)	600	6/99	11/09	—

Florida	12,600	1/05	3/11	2 two-year

Georgia	8,200	9/03	9/10	—

Idaho (4)	740	2/99	2/07	—

Illinois	8,260	4/00	10/07	1 one-year

Kansas	1,900	7/02	6/08	—

Kentucky	3,000	4/97	6/08	—

Louisiana	2,500	6/97	6/10	—

Michigan	10,900	1/98	1/09	—

Minnesota	3,240	2/03	2/11	2 one-year

Missouri	4,230	12/04	6/12	—

New Jersey (5)	6,100	6/96	6/06	—

New Mexico	1,100	6/96	11/08	—

New York	16,200	3/02	3/07	3 one-year

North Carolina (6)	—	1/06	3/13	—

Ohio	8,600	8/00	6/07	2 two-year

Oregon	3,170	6/98	6/08	—

Rhode Island	1,220	7/03	6/23	—

Tennessee	4,480	1/04	4/11	—

Texas	17,300	8/02	8/11	—

	Approximate	Date of	Date of Expiration	Current
	Number of Lottery	Commencement	of Current	Extension
Jurisdiction	Terminals Installed (1)	of Current Contract	Contract Term	Options*

Washington (7)	4,400	9/95	6/06	—

Wisconsin	3,800	6/04	6/11	2 one-year

International:
Anguilla
—LILHCo	10	10/97	10/07	1 ten-year (8)

Antigua/Barbuda
—LILHCo	50	1/00	9/06	1 ten-year (8)

Argentina
—Loteria National Sociedad del Estado(9)	800	11/93	1/07	—
—Boldt IPLC (9)	3,400	11/99	11/09	—

Barbados
— LILHCo	225	6/05	6/23	—

Bermuda
—LILHCo	1	—	—	automatic annual renewal

Brazil
—National Lottery (10)	21,600	5/00	5/06	—
—Minas Gerais	900	10/94	11/06	—

China
—Beijing Welfare Lottery	1,850	4/04	12/12	—
—Shenzen Welfare Lottery	90	7/05	11/13	—

Colombia
—ETESA (11)	5,200	12/99	1/11	1 five-year

Czech Republic
—SAZKA	7,000	10/92	12/17	—

	Approximate	Date of	Date of Expiration	Current
	Number of Lottery	Commencement	of Current	Extension
Jurisdiction	Terminals Installed (1)	of Current Contract	Contract Term	Options*

Ireland
—An Post Nat’l Lottery Company	3,400	6/02	12/08	(12)

Jamaica
—Supreme Ventures Limited	840	11/00	1/16	—

Luxembourg (13)
—Loterie Nationale	700	6/01	10/12	—

Mexico
—Pronosticos Para La Assistencia Publica	7,100	(14)	(14)	(14)

Morocco
—La Societe de Gestion de la Loterie Nationale and La Marocaine des Jeux et Les Sports	1,400	8/99	4/09	1 one-year

Poland
—Totalizator Sportowy	10,760	5/01	5/11	1 six-month

Slovak Republic
—TIPOS a.s.	1,700	3/96	12/11	—

South Africa (15)
—National Lottery	8,600	7/99	4/07	1 one-year

	Approximate		Date of Expiration
	Number of Lottery	Date of Commencement	of Current Contract	Current Extension
Jurisdiction	Terminals Installed (1)	of Current Contract	Term	Options*

Sri Lanka
—Mahapola Higher Education Scholarship Trust Fund	380	6/04	9/14	1 five-year

St. Kitts/Nevis
—LILHCo	45	4/96	4/16	—

St. Maarten/Saba/ St.. Eustatius
—LILHCo	40	1/97	9/07	1 ten-year (8)

Taiwan
—Taipei Bank (16)	5,500	11/01	12/06	—

Thailand
—Government Lottery Office (17)	—	8/05	(17)	—

Trinidad & Tobago
—National Lotteries Control Board	560	7/99	7/06	1 three-year

Turkey
—Turkish National Lottery (9)	3,900	2/96	(18)	(18)

Turks & Caicos
—LILHCo	10	3/05	3/15	1 ten-year (8)

United Kingdom
—The National Lottery (19)	28,000	1/02	1/09	—

Ukraine
—Ukrainian National Lottery (20)	2,950	4/05	3/13	—

U.S. Virgin Islands
—LILHCo	80	1/02	1/12	2 five-year

*Reflects extensions available to the lottery authority under the same terms as the current contract. Lottery authorities occasionally negotiate extensions on different terms and conditions.

(1)	Total does not include instant-ticket validation terminals or instant ticket vending machines.

(2)	In November 2005, we entered into a new five-year facilities management contract with the Arizona lottery authority. Sales are expected to commence under this new contract during the second quarter of fiscal 2007.

(3)	Operated by Lottery Technology Enterprises, a joint venture in which we have a 1% interest, and to which we supply lottery goods and services.

(4)	In April 2006, after the close of fiscal 2006, we were notified by the Idaho lottery authority of its intent to negotiate a new online gaming system contract with another vendor, such contract to become operational upon the expiration of our existing contract.

(5)	In November 2005, the New Jersey lottery authority named us as the apparent successful bidder to provide services under a new facilities management contract, the terms of which are being finalized. Sales are scheduled to begin under this new facilities management contract in June 2006. Implementation of this contract may be suspended pending resolution of a challenge by one of our competitors to the award of this contract to us.

(6)	In January 2006, we signed a seven-year facilities management contract with the North Carolina lottery authority. Sales under this contract commenced on March 30, 2006.

(7)	In December 2005, the Washington lottery authority and GTECH entered into a new seven-year facilities management contract. Sales under this contract are scheduled to begin upon expiration of the term of the current contract.

(8)	The extension options for these contracts are at GTECH’s option, subject, in certain cases, to compliance by GTECH with the terms and conditions of the existing contract and/or review of certain financial terms.

(9)	Under these contractual arrangements, the lottery authorities purchased the lottery system and related software license from us at the commencement of the respective contracts.

(10)	Operated by GTECH Brasil Ltda. Holdings, S.A., a Brazilian company in which we own all voting stock. The term of our contract with Caixa Econômica Federal, the operator of the National Lottery runs until May 2006.

(11)	Our contract with the Colombia lottery authority is not a true facilities management contract in that title to the equipment vests in the Colombia lottery authority at the end of the term.

(12)	Our contract with the Ireland lottery authority may be extended for any period mutually acceptable to GTECH and the Ireland lottery authority.

(13)	The Luxembourg lottery authority can extend the software license granted by us for up to 10 years after the end of the initial term and any extensions of the contract.

(14)	Our contract with the Mexico lottery authority is not a true facilities management contract. Title to all equipment, which initially had been supplied under lease, has passed to the lottery authority pursuant to the terms of our agreement. We provide maintenance and other services if requested by the lottery authority. In September 2004, we signed a contract with Pronósticos para la Asistencia Publica to provide equipment and services for a new online lottery system and associated telecommunications network in Mexico. Implementation of this contract had been suspended pending resolution of administrative and legal challenges by two of our competitors to Pronósticos’s award to us of this contract. In September 2005, we began (with delayed timelines) implementation of the September 2004 agreement.

(15)	Operated by Uthingo consortium, in which we are a 10 percent equity owner.

(16)	Lottery Technology Services Corporation (“LTSC”), a consortium in which we own a 44% indirect interest, entered into a Commission Agreement with the Bank of Taipei to operate the Taiwan Public Welfare Lottery. ACER, Inc. indirectly owns the other 56% of LTSC. We supply terminals to LTSC and provide to LTSC central system maintenance, software support and consulting services pursuant to service and supply agreements.

(17)	In August 2005, Loxley GTECH Technology Co. Ltd., a joint venture in which we own a 49% equity interest, entered into a five-year facilities management contract with the Government Lottery Office of Thailand.

(18)	The term of the contract with the Turkey lottery authority renews for successive one-year extension terms unless either party gives timely notice of non-renewal. In addition, the Turkey lottery authority has the option to assume responsibility for the provision of certain lottery services at any time after the second anniversary of system start-up.

(19)	Operated by Camelot Group plc, a consortium, on a facilities management basis.

(20)	In August 2005, we completed the sale of this system to our customer, the Ukranian National Lottery. We continue to provide software services to the Ukranian National Lottery under a software maintenance agreement and license.
Product Sales Contracts. Under Product Sales Contracts, we construct, sell, deliver and install turnkey lottery systems or lottery equipment and license the computer software for a fixed price, and the lottery authority subsequently operates the lottery system. We also sell additional terminals and central computers to expand existing systems and/or replace existing equipment under Product Sales Contracts.
In connection with our Product Sales Contracts, we generally design the lottery system, train the lottery authority’s personnel and provide other services required to make and keep the system operational. We also generally license our software to our customers for a fixed additional fee.

Historically, product sales revenues have been derived from the installation of new online lottery systems, installation of new software and the sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. The size and timing of these transactions at times have resulted in variability in product sales revenues from quarter to quarter. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The table below lists certain of our direct and indirect customers that since March 1, 2000 have purchased (or have agreed to purchase) from us new online or video lottery systems, software and/or terminals and equipment in connection with the expansion or replacement of existing lottery systems.

Jurisdiction	Customer

Australia	Lotteries Commission of New South Wales Western Australia Lotteries Commission
Belgium	Loterie Nationale de Belgique
California	California State Lottery
Canada	Alberta Gaming & Liquor Commission Atlantic Lottery Corporation British Columbia Lottery Corporation Western Canada Lottery Corporation
China	Beijing Welfare Lottery Center
Finland	Veikkus Oy
France	La Francaise des Jeux
Germany	WestLotto Sachsische Lotto — Gmbh Lotterie Treuhandgesellschaft mbH Thuringen
Israel	Mifal Hapayis
Luxembourg	Loterie Nationale
Massachusetts	Massachusetts State Lottery Commission
Netherlands	Stichting de Nationale Sport Totalisator
New Zealand	New Zealand Lotteries Commission
Oregon	Oregon State Lottery
Pennsylvania	IGT OES Online Entertainment Systems, Inc.
Poland	Totalizator Sportowy Sp. Zo.o
Portugal	Santa Casa de Misericordia de Lisboa
Singapore	Singapore Pools (Pte) Ltd.
South Africa	Uthingo
Spain	Sistemas Tecnicos de Loterias del Estado Organizacion Nacional de Ciegos Espanoles
Sweden	AB Svenska Spel
Switzerland	Loterie de la Suisse Romande
Taiwan	Lottery Technology Services Corporation
United Kingdom	Camelot Group plc
Virginia	Virginia Lottery

Video Lottery Contracts. On April 30, 2004, we acquired Spielo. Spielo supplies video lottery terminals on a product sales basis to various lottery authorities and gaming establishments throughout the world.

Instant Ticket Vending Machine Lottery Contracts
Overview: During fiscal 2004 we acquired Interlott, a leading provider of ITVMs for the lottery industry worldwide. Similar to our online business, our ITVM business is generally conducted under one of two types of contractual arrangements which are described in more detail below: Facilities Management Contracts and Product Sales Contracts.
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
Historically, the majority of Interlott’s Facilities Management Contracts have been based on a compensation structure involving fixed monthly lease payments paid directly by the lottery authorities. However, our recent ITVM Facilities Management Contracts feature a compensation structure based upon a negotiated percentage of the ITVM instant ticket sales revenues. Under our ITVM Facilities Management Contracts, we retain title to the ITVMs, while providing our customers with necessary support services. In most of our ITVM jurisdictions we employ a dedicated work force, consisting of a Regional Service Manager, marketing personnel, and customer service representatives who help service and maintain most aspects of the ITVM program.
Product Sales Contracts: Under a typical ITVM Product Sales Contract, for a fixed price we construct, sell, deliver and install a turnkey ITVM system that the lottery jurisdiction subsequently operates.
The table below sets forth the lottery authorities with which we have ITVM Facilities Management Contracts (“FMCs”). This table also provides (except where noted by footnote) historical information respecting the number of ITVMs that are currently in service, under various ITVM Product Sales Contracts (“PSCs”). Finally, the table below sets forth information regarding the term of each FMC, as well as the approximate number of ITVMs installed in each FMC jurisdiction, as of February 25, 2006.

			Date of
	FMC	Approximate	Commencement of	Date of Expiration
	or	Number of	Current FMC	of Current FMC	Current Extension
Jurisdiction	PSC	ITVMs in service	Contract	Contract Term	Options

Arizona	FMC	420	7/03	7/08	—

California	PSC	4,200	N/A	N/A	N/A

Idaho	PSC	200	N/A	N/A	N/A

Illinois	FMC	3,400	6/04	9/10	1 three-year

Indiana	FMC	1,400	8/05	11/07	2 one-year

Kentucky	PSC	1,290	N/A	N/A	N/A

Luxembourg	FMC	130	9/05	10/12	—

Maine	FMC	150	9/04	8/07	2 one-year

Maryland	PSC	1,200	N/A	6/08	—

Massachusetts	PSC	1,500	N/A	N/A	N/A

Minnesota	(1)	110	N/A	N/A	N/A

Missouri	FMC	630	6/01	11/07	—

New Hampshire	FMC	250	6/05	6/08	1 two-year

New Jersey	(1)	180	N/A	N/A	N/A

New Mexico	FMC	150	5/97	6/07	—

New York	(3)	4,100	(3)	(3)

Ohio	FMC	1,500	7/03	6/07	—

Oregon	PSC	500	N/A	N/A	N/A

Pennsylvania	PSC	3,450	N/A	N/A	N/A

Rhode Island	(1)	100	N/A	N/A	N/A

Texas	FMC	1,300	9/03	9/06	2 one-year

Virginia (2)	PSC	1,500	N/A	N/A	N/A

Washington	FMC	900	11/04	11/07	1 three-year

West Virginia	PSC	110	N/A	N/A	N/A

Wisconsin	PSC	500	N/A	N/A	N/A

(1)	Represents ITVMs installed under a lottery Facilities Management Contract. See Facilities Management Contracts table above for additional information.

(2)	The Virginia Lottery entered into a seven-year contract with Oberthur Gaming Technologies Corporation (OGT) under which we have subcontracted to provide new ITVMs and management of warehousing and distribution of instant tickets.

(3)	We have entered into a contract to supply maintenance services for approximately 4,100 ITVMS which are owned by the New York lottery authority.
Contract Award Process
In the United States, lottery authorities generally commence the contract award process by issuing a request inviting proposals from various lottery vendors. The request for proposals usually indicates certain requirements specific to the jurisdiction, such as the number of terminals and breadth of services desired, the particular games which will be required, particular pricing mechanisms, the experience required of the vendor and the amount of any performance bonds that must be furnished. After the bids have been evaluated and a particular vendor’s bid has been accepted, the lottery authority and the vendor generally negotiate a contract in more detailed terms. Once the contract has been finalized, the vendor begins to install the lottery system.
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
Our lottery systems consist of lottery terminals, central computer systems, communications and game software, and communications equipment which connects the terminals and the central computer systems. The systems’ terminals are typically located in high-traffic retail outlets, such as newsstands, convenience stores, food stores, tobacco shops and liquor stores.
Our online lottery systems control and perform the following functions: entry of wagers using a terminal’s touch screen/keyboard or a fully-integrated contact image sensor reader; automatic auditing of each wager for correctness by the originating terminal; encryption and transmission of the wager and related data to the central computer installation(s); processing of each wager by the central computers, including entry of the wager on redundant systems; transmission of authorization for the originating terminal to accept the wager and print a receipt or ticket, and performance of winning ticket identification and validation; and administrative functions, including determination of prize pools and generation of management information reports.
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
Terminals
We design, manufacture and provide the point-of-sale terminals used in our online lottery systems. Our model GT-101TF terminals, introduced in 1985, and our model GT-401/OI terminals, introduced in 1989, are installed to this day in several jurisdictions. Our Spectra terminal series (GT-401/0M, 402/0M and 403/OM), first introduced in 1989, is distinguished by its modular internal and external architecture.
Our ISYS terminal series (GT-501, 502 and 503), introduced during fiscal 1996, is an integral, single-unit terminal that features modular subassemblies, high-performance ticket printer and playslip reader subassemblies, an easy-to-use design, and a host of new features and technologies.
During fiscal 1999, we announced the introduction of the PlayerExpress terminal, which was designed specifically for large retail environments, such as grocery stores, with numerous checkout lanes.
During fiscal 1999, we also announced the launch of our Altura family of terminals. Altura, which represents the initial offering of our ninth generation of online lottery terminal, permits applications to be written in the Java programming language, enabling the rapid development of a wide variety of games that are compatible with numerous software environments. We have supplied Altura terminals to 23 of our customers with another 10 installations planned or underway.
The Altura LVT and Altura SST terminals are the newest additions to our Altura family of terminals. The Altura LVT, which features a compact platform, touch screen interface and expandable configuration, is designed to meet the needs of retailers with low volumes of transactions. The Altura SST, a self-service terminal, combines the functionality of ITVMs with the capability of selling online lottery tickets through a touch screen interface.
During fiscal 2004, we expanded our self-service terminal offerings with the completion of our acquisition of Interlott. Interlott’s EDS-Q family of ITVMs offers flexibility and expandability (from a four to 24 game capacity) as well as the industry’s first transaction processing connectivity to in-store lottery terminals and lottery authority central systems.
During fiscal 2005, we completed the acquisition of Spielo. We believe that this acquisition will further expand our terminal offerings. The Spielo family of terminals includes the Aura, a video lottery terminal that features a high-resolution 18-inch flat screen color monitor, 16-bit digital stereo sound, ergonomic design and powerful processor, and the Power Station 5, a video lottery terminal that is designed to meet the needs of bar and restaurant venues.
During fiscal 2005, we announced the development of GamePoint, our all-in-one instant and online lottery terminal solution. The GamePoint terminal, which dispenses both instant and online tickets, is completely self-contained and provides a secure and player-friendly opportunity for the sale of instant and online lottery products.

During fiscal 2006, we announced that our Spielo subsidiary launched WinWave, our next-generation video lottery terminal, which was developed in consultation with lotteries to meet the specific needs of venues and players.
We are not dependent upon the use of our proprietary terminals and have the ability to integrate into our online lottery systems qualified third-party terminals.
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
Our latest generation solution, the Enterprise Series, has an open architecture that we believe sets a new industry standard for the development, deployment, integration and support of next-generation online lottery solutions, including those which permit sales of lottery products via a secure infrastructure over the Internet, without compromising the integrity of the games. The open system architecture of the Enterprise Series allows lotteries to upgrade their systems, and integrate a broad spectrum of third-party hardware and software solutions to achieve greater performance.
Central Computers. Each of our lottery systems contains one or more central computer sites to which the lottery terminals are connected. Our central computer systems are manufactured by Hewlett-Packard Company, Stratus Computer, Inc. and IBM Corporation. The specifications for the configuration of our central computer installations are designed to provide continuous availability, a high throughput rate and maximum security. Central computer installations typically include: redundant mainframe computers, various peripheral devices (such as magnetic storage devices, management terminals and hard copy printers), and various safety, environmental control and security subsystems (including back-up power suppliers), which are all manufactured by third parties, and a microcomputer-based communication and switching subsystem. In addition, we supply management information systems that provide lottery personnel access to important financial and operational data without compromising the security of the online system. Based upon the development of our Enterprise Series, we are able to integrate qualified third party software applications.
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

Games. An important factor in maintaining and increasing public interest in lottery games is the development of innovative and compelling new game content. In conjunction with lottery authorities, we utilize principles of demographics, sociology, psychology, mathematics and computer technology to design customized lottery games which are intended to appeal to the populations served by our lottery systems. The principal characteristics of game design include: frequency of drawing, size of pool, cost per play and setting of appropriate odds. We believe that our expertise in game design has enhanced the marketing of our lottery systems and has contributed to increases in the revenues of many of our customers.
Keno, an online game which GTECH, together with the Lotteries Commission of South Australia, first introduced in 1990, exemplifies how innovative lottery games can help lottery customers maintain or increase public interest in lottery games and thereby generate additional revenues. Keno features online drawings as often as every four minutes and is currently offered by 24 of our customers.
We currently have a substantial number of variations of lottery games in our software library and new games under development. We believe that this game library and the “know how” and experience accumulated by our professionals since its inception make it possible for us to meet the requirements of our customers for specifically tailored games on a timely and comprehensive basis.
During fiscal 2005, we entered into an agreement with Hasbro Properties Group, the intellectual property development arm of Hasbro, Inc. (“Hasbro”), that we believe will further strengthen our lottery game content library. Under this agreement, Hasbro grants to us a license to develop and distribute select lottery products featuring Hasbro’s MONOPOLY and BATTLESHIP brands in the United States, Canada and Mexico. During fiscal 2006, we entered into an agreement with Hasbro granting us exclusive rights in the United States and Canada to develop and market slot machines and video lottery terminals featuring THE GAME OF LIFE property brand in the casino and government sponsored environments. (MONOPOLY, BATTLESHIP and THE GAME OF LIFE are trademarks of Hasbro and are licensed to us by Hasbro Consumer Products and Hasbro Properties Group.)
In February 2005, we announced a five-year exclusive licensing agreement giving us the right to utilize the names, likenesses, and signatures of premium racecar drivers in connection with our HotTrax game.
During fiscal 2005, we introduced HotTrax, a new three dimensional lottery game that we developed, in Rhode Island. This race-based monitor game provides players with an exciting opportunity to place every four or five minutes a variety of wagers on the finishing order of racecars.
During fiscal 2006, we introduced Pick ’n Play, a patent-pending new online game category that combines the appeal of instant ticket games with the security and integrity of online games.
During fiscal 2006 we also entered into an agreement with Universal Studios to use the King Kong brand and introduced an instant game based on this brand in New York, Georgia and California.
During fiscal 2006, GTECH and Harrah’s Operating Company, Inc., a subsidiary of Harrah’s Entertainment, Inc. entered into a strategic relationship whereby, among other things, the parties agree to work together to develop new game content.
In addition, during fiscal 2006, we announced the development of our “Dynamic Floor Management System” which permits operators of casinos to customize the game, denomination, and mode of play for a single machine or group of machines through commands and content sent via a server.
Marketing. In United States jurisdictions in which we have been awarded a lottery contract, we are frequently asked to assist the lottery authority in the marketing of lottery games to the public. Such assistance generally includes advice with respect to game design, and promotion and development and distribution of terminals and advertising programs. As part of such assistance, we developed “GMark,” a computerized marketing analysis system used to determine favorable locations for new lottery terminals. The lottery authorities of California, Florida, Georgia, Illinois, Kansas, Missouri, New York, Ohio, Rhode Island and Texas currently utilize GMark systems, and many additional customers rely upon the GTECH Corporate Market Research Group to provide GMark services to them.

Warranty. We offer a product warranty on all of our manufactured products (primarily terminals and related peripherals) sold to our customers. Although we do not have a standard product warranty, our typical warranty provides that we will repair or replace defective products for a period of time (usually a minimum of 90 days) from the date revenue is recognized or from the date a product is delivered and tested. We estimate product warranty costs that we expect to incur during the warranty period and record a charge to costs of sales for the estimated warranty cost at the time the product sale is recorded. In determining the appropriate warranty provision, consideration is given to historical warranty cost information, the status of the terminal model in its life cycle and current terminal performance. We periodically assess the adequacy of our product warranty reserves and adjusts them as necessary in the period when the information necessary to make the adjustment becomes available.
We typically do not provide a product warranty on purchased products sold to our customers but attempt to pass the manufacturer’s warranty, if any, on to them.
Non-Lottery Commercial Services
While transaction processing services for the online lottery industry remains our core service offering, we have in recent years undertaken to capitalize on the investments that we have made in secure, high-volume transaction processing technology through development of additional applications, such as financial or retail transaction processing. During fiscal 2006, revenues from non-lottery commercial services accounted for approximately 9% of our consolidated revenues.
In May 2000, we signed a contract with CEF, the operator of Brazil’s National Lottery, to include additional financial transaction services (including bill and tax payment, social security contribution and traditional banking transaction services) over our dedicated network infrastructure. See Item 3, “Legal Proceedings, Brazilian Legal Proceedings.” In addition, we are party to agreements with more than 700 retailers in Chile to provide electronic bill payment services at retail outlets throughout the country.
During fiscal 2003, we entered into an agreement with Supreme Ventures Limited, a licensee operating certain online games in Jamaica, and Mossel Jamaica Limited, a cellular telephone service provider in Jamaica (“Digicel”) to provide Digicel with a non-exclusive distribution network for the electronic sale of personal identification numbers for cellular phone usage in Jamaica, thus providing customers in Jamaica with the ability to place cellular telephone calls using purchased minutes. During fiscal 2004, we acquired a controlling equity position in PolCard, the leading debit and credit card merchant transaction acquirer and processor in Poland, and were awarded a two-year contract extension by the Idaho Department of Fish and Game to continue to provide products and services to operate Idaho’s fish and game licensing system through December 31, 2006.
During fiscal 2005, we completed the acquisition of BillBird S.A., the leading provider of electronic bill payment services in Poland, and during fiscal 2006 we announced that we had successfully integrated the commercial services payment capability of our BillBird subsidiary into our existing Enterprise Service system, thereby offering our customers the opportunity to merge their lottery and commercial services operations.
During fiscal 2006, we leveraged our existing lottery infrastructure in Colombia and the United States Virgin Island to provide to consumers in those jurisdictions non-lottery commercial services, including pre-paid mobile telephone “top-up” services.
Product Development
We devote substantial resources in order to enhance our present products and systems and develop new products. In fiscal 2006, we spent approximately $49.9 million on research and development, as compared to $52.6 million in fiscal 2005, and $57.3 million in fiscal 2004.

Intellectual Property
Historically, we generally have not sought to obtain patents on our products, believing that our technical “know-how,” trade secrets and the creative skills of our personnel would be of substantially more importance to our success than the benefit which patent protection ordinarily would afford. As we continue to advance the development of new technological solutions, we have decided to pursue comprehensive intellectual property protection, including patents where appropriate, for these solutions. We are currently pursuing protection of some of our newest advances in technology and gaming, including our Enterprise Series, a unique, fully-open, integrated solution which includes the ability to distribute lottery games via a secure infrastructure over the Internet without compromising the integrity of the games. We have obtained patent protection in certain of our key business methods in the areas of infrastructure systems, terminal improvements and creative game design. Many of our products bear recognizable brand names that we either own or have the right to use pursuant to license agreements. We own trademark registrations in the United States and in foreign countries and use other marks that have not been registered. We also license certain trademarks, such as THE GAME OF LIFE, MONOPOLY and BATTLESHIP from third parties. (THE GAME OF LIFE, MONOPOLY, and BATTLESHIP are trademarks of Hasbro, Inc. and are licensed to us by Hasbro Consumer Products and Hasbro Properties Group.)
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
Backlog
The backlog of our orders for sales of our products, which are supported by signed contracts with our customers and which are believed by us to be firm, amounted to approximately $189.2 million as of February 25, 2006, as opposed to a backlog of approximately $143.7 million as of February 26, 2005. Approximately $92.2 million, or 48.7% of the backlog at February 25, 2006, is expected to be filled during fiscal 2007.
Competition
The online lottery industry has faced increased competition in recent years for the consumers’ entertainment dollar, including from a proliferation of destination gaming venues, and an increased availability of Internet gaming opportunities. In addition, in recent years, there has been increased competition among domestic and international participants in the online lottery industry. The online lottery business is highly competitive in the United States and internationally. Both in the United States and internationally, price is an increasingly important, but usually not the sole, criterion for selection. Other significant factors that influence the award of lottery contracts are: the ability to optimize lottery revenues through technical capability and applications knowledge; the quality, dependability and upgrade capability of the system; the marketing and gaming experience, financial condition and reputation of the vendor; and the satisfaction of other requirements and qualifications that the lottery authority may impose.
During fiscal 2006, our principal competitors in the online lottery business (and the number of online lottery contracts serviced worldwide by such competitors) were as follows: Scientific Games Corporation (including the business formerly known as Automated Wagering International, Inc., and IGT Online Entertainment Systems, Inc.) (42); EssNet AB (22); and Intralot S.A. (26). In January 2006, Scientific Games Corporation announced that it had signed an agreement to acquire substantially all of the online lottery assets of EssNet AB, including substantially all of EssNet AB’s existing online lottery contracts.
Personnel

As of April 1, 2006, we had approximately 5,300 full-time employees worldwide. The vast majority of our domestic employees are not represented by any labor union. We believe that our relationship with our employees is satisfactory.

ITEM 1A. RISK FACTORS
For a discussion of the material risks that we face relating to our business, financial performance and industry, as well as other risks that an investor in our Common Stock may face, see Item 1, “Business, Certain Factors That May Affect Future Performance”.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our world headquarters and research and development and main production facility are located in two buildings that total approximately 260,000 square feet on approximately 26 acres in West Greenwich, Rhode Island, which we lease from West Greenwich Technology Associates, L.P. Prior to February 1, 2005 we had a 50% limited partnership interest in this partnership. On February 1, 2005, we acquired the remaining 50% interest in, and presently own 100% of, West Greenwich Technology Associates, L.P. We also own approximately 24 acres adjoining our headquarters in West Greenwich, Rhode Island. In May 2003, we entered into a Master Contract with the Rhode Island Lottery that, among other matters, relates to the development of a new world headquarters facility containing at least 210,000 square feet in Providence, Rhode Island by December 31, 2006. See Notes 7 and 9 to Notes to Consolidated Financial Statements included in this report for further information respecting the planned relocation of our World Headquarters to Providence, Rhode Island, and certain related matters.
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
In addition, our subsidiary, Spielo owns an approximately 113,000 square foot office building in Moncton, Canada, and leases an approximately 31,000 square foot manufacturing and warehouse facility in Saint-Anne-des-Monts, Canada. Our facilities are in good condition and are adequate for our present needs.
ITEM 3. LEGAL PROCEEDINGS
Brazilian Legal Proceedings
The CEF Contract Proceedings
Background. In January 1997, CEF, the Brazilian bank and operator of Brazil’s National Lottery, and Racimec Informática Brasileira S.A. (“Racimec”), the predecessor of the Company’s subsidiary GTECH Brasil Ltda. (“GTECH Brazil”), entered into a four-year contract pursuant to which GTECH Brazil agreed to provide online lottery services and technology to CEF (the “1997 Contract”). In May 2000, CEF and GTECH Brazil terminated the 1997 Contract and entered into a new agreement (the “2000 Contract”) obliging GTECH Brazil to provide lottery goods and services and additional financial transaction services to CEF for a contract term that, as subsequently extended, was scheduled to expire in April 2003. In April 2003, GTECH Brazil entered into an agreement with CEF (the “2003 Contract Extension”) pursuant to which: (a) the term of the 2000 Contract was extended into May 2005, and (b) fees payable to GTECH Brazil under the 2000 Contract were reduced by 15%.

In May 2005, CEF completed a procurement process for products and services to replace those that we provided under the 2000 Contract. Based upon the commodity auction nature of the procurement process and the revenue restrictions that were then imposed on us by the courts at the time, we elected not to participate in the bid process. CEF also announced at such time that it was developing its central system in-house.
In May 2005, CEF and GTECH Brazil entered into a new agreement (the “2005 Contract”) to provide the same lottery and financial transaction goods and services as were provided under the 2000 Contract. The 2005 Contract includes a discount of approximately 12% from the then-current pricing under the 2000 Contract and provides for a contract term through May 14, 2006, unless CEF elects to extend the term beyond such date. In addition, the 2005 Contract provides for GTECH Brazil to be paid in part based upon the number of terminals installed and connected to the GTECH Brazil central system. As and when new terminals are installed and connected to the CEF central system, terminals will be de-installed from the GTECH Brazil central system, and as this occurs, revenues otherwise payable to GTECH Brazil under the 2005 Contract will be correspondingly reduced. The de-installation of GTECH Brazil terminals from our central system will materially reduce our revenues to be received under the 2005 Contract and any short-term extensions thereof. We may be required to record a charge of $48.4 million to our consolidated income statement respecting accumulated foreign currency translation losses related to our operations in Brazil upon the expiration of the 2005 Contract. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Brazil Matters”.
Fiscal 2006 revenues from the 2000 Contract through May 14, 2005, and from the 2005 Contract thereafter, accounted for approximately 11.1% of our total revenues for fiscal 2006, making CEF our largest customer in fiscal 2006 based on revenues.
Criminal Allegations Against Certain Employees And Related SEC Investigation. As previously reported, in late March 2004 federal attorneys with Brazil’s Public Ministry (the “Public Ministry Attorneys”) recommended that criminal charges be brought against nine individuals, including four senior officers of CEF, Antonio Carlos Rocha, the former Senior Vice President of Holdings and President of GTECH Brazil; and Marcelo Rovai, GTECH Brazil’s marketing director.
The Public Ministry Attorneys had recommended that Messrs. Rocha and Rovai be charged with offering an improper inducement in connection with the negotiation of the 2003 Contract Extension, and co-authoring, or aiding and abetting, certain allegedly fraudulent or inappropriate management practices of the CEF management who agreed to enter into the 2003 Contract Extension. No other current or former employee of the Company or GTECH Brazil has been implicated by the Public Ministry Attorneys. Neither the Company nor GTECH Brazil is the subject of this criminal investigation, and under Brazilian law (which provides that criminal charges may not be brought against corporations or other entities), we cannot be subject to criminal charges in connection with this matter.
As previously reported, in June 2004, the judge reviewing these charges prior to their being filed refused to initiate the criminal charges against the nine individuals, including against Messrs. Rocha and Rovai, but instead granted a request by the Brazilian Federal Police to continue the investigation which had been suspended upon the recommendation of the Public Ministry Attorneys that criminal charges be brought.
The Brazilian Federal Police subsequently ended their investigation and presented a report of their findings to the court. This report did not recommend that indictments be issued against Messrs. Rocha or Rovai, or against any current or former employee of the Company.
The Public Ministry Attorneys have since requested that the Brazilian Federal Police reopen their investigation. We understand that investigations by the Brazilian Federal Police are ongoing, including an investigation respecting the award of, and performance under, the 1997 Contract and the 2000 Contract.

As previously reported, we are cooperating fully with the investigations by Brazilian authorities and have encouraged Messrs. Rocha and Rovai to do the same.
In addition, as previously reported, we conducted an internal investigation of the 2003 Contract Extension under the supervision of the independent directors of GTECH Holdings Corporation. The investigation did not reveal any reason to believe that any of our current or former employees had committed any criminal offenses.
Notwithstanding the favorable resolution of the Brazilian Federal Police’s initial investigation, on January 31, 2006, a special investigating panel of the Brazilian congress issued a preliminary report and voted, among other things, to ask the Public Ministry Attorneys to indict CEF President Jorge Mattoso and more than 30 other people, including one current and three former employees of GTECH Brazil, alleging that the individuals helped us to illegally obtain the 2003 Contract Extension. The report also recommends that the 2005 Contract terminate, and not be extended by CEF, upon the expiration of the term of the 2005 Contract in May 2006. We find nothing in the congressional report to cause us to believe that any present or former employee of the Company committed any criminal offense in connection with obtaining the 2003 Contract Extension. Nevertheless, there can be no assurance that the Public Ministry Attorneys will not seek to indict or initiate criminal charges against one or more current or former GTECH Brazil employees in the wake of the issuance of the congressional report, or that the final congressional report will not request additional action against us.
As previously reported, the SEC began an informal inquiry in February 2004, which formal inquiry became a formal investigation in July 2004, into the Brazilian criminal allegations against Messrs. Rocha and Rovai, and our involvement in the facts surrounding the 2003 Contract Extension, to ascertain whether there has been any violation of United States law in connection with these matters. In addition, in May 2005, representatives of the United States Department of Justice asked to participate in a meeting with the Company and the SEC. The Company has cooperated fully with the SEC and the United States Department of Justice with regard to these matters, including by responding to their requests for information and documentation.
To date we have found no evidence that the Company, or any of its current or former employees, has violated any United States law, or is otherwise guilty of any wrongdoing in connection with these matters.
In light of the fact that our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, an allegation or finding of improper conduct by us or any of our current or former employees that is attributable to us could have a material adverse effect on our results of operations, business or prospects, including our ability to retain existing contracts or to obtain new or renewal contracts within Brazil and elsewhere. See Item 1, “Certain Factors Affecting Future Performance – Government Regulations and Other Actions Affecting the Online Lottery Industry Could Have a Negative Effect on Our Business and Sales.”
Civil Action By The Public Ministry Attorneys. As previously reported, in April 2004 the Public Ministry Attorneys initiated a civil action in the Federal Court of Brasilia against GTECH Brazil; 17 former officers and employees of CEF; the former president of Racimec; Antonio Carlos Rocha; and Marcos Andrade, another former officer of GTECH Brazil. The focus of this civil action is the contractual relationship between CEF, GTECH Brazil and Racimec during the period 1994 to 2002. This civil action alleges that the defendants acted illegally in entering into, amending and performing, the 1997 Contract, and the 2000 Contract.
As previously reported, this lawsuit also seeks to impose damages equal to the sum of all amounts paid to us under the 1997 Contract and the 2000 Contract, and certain other permitted amounts, minus our proven investment costs. The applicable statute also permits the assessment of interest and, in the discretion of the court, penalties of up to three times the amount of the damages imposed. We estimate that through the date of the lawsuit we received under the 1997 Contract and the 2000 Contract a total of approximately 1.5 billion Brazilian reals (or approximately 702 million United States dollars at currency-exchange rates in effect as of February 25, 2006). In addition, although it is unclear how investment costs would be determined for purposes of this lawsuit, we estimate that our investment costs through the date of the lawsuit were approximately between 1.2 billion and 1.4 billion Brazilian reals (or approximately between 562 million and 656 million United States dollars) at currency exchange rates in effect as of February 25, 2006 in aggregate; however, these investment costs could be disputed by CEF, and are ultimately subject to approval by the court.
As previously reported, we believe we have good and adequate defenses to the claims made in this lawsuit. We intend to defend ourselves vigorously in these proceedings, which, we have been advised by our Brazilian counsel, are likely to take several years, and could take longer than 15 years in certain circumstances, to litigate through the appellate process to final judgment. It is our position that we were appropriately awarded the 1997 Contract by CEF after a competitive procurement, and that at all times since 1997, we have been appropriately compensated for services performed under valid contracts with the CEF.
While we cannot rule out the possibility that we will ultimately be held liable in this matter, or estimate the amount of such liability in such event, we believe that the outcome of this lawsuit is not likely to have a material adverse affect on our results of operations or business.
As previously reported, in June 2004, the Federal Court of Brasilia granted a procedural injunction in connection with this civil matter which ordered that 30% of payments made subsequent to the date of the injunction to GTECH Brazil by CEF under the 2000 Contract be withheld and deposited into an account maintained by the Court. This injunction also put in place restrictions that effectively prevented the transfer or sale of our Brazilian assets, including the share capital of GTECH Brazil, with certain limited exceptions. The injunction was granted as part of a confidential ex parte proceeding in which we were not afforded an opportunity to participate.
We filed an appeal respecting the court’s grant of this injunction in July 2004. On March 22, 2005, a panel of judges of the Brazilian Federal Court of Appeals heard our appeal of the procedural injunction granted by the Federal Court of Brasilia and issued an order: (a) discontinuing the withholding of payments due to GTECH Brazil from CEF that had been mandated by the procedural injunction; (b) removing the procedural injunction’s restrictions on the transfer or sale of our Brazilian assets; and (c) requiring the return to GTECH Brazil of amounts in excess of 40 million Brazilian reals held in escrow pursuant to the procedural injunction, thereby permitting the return to GTECH of approximately 11 million United States dollars of the 26 million United States dollars held in escrow as of the end of fiscal 2005. The appeals court also ordered that 40 million Brazilian reals continue to be held in escrow, and that the procedural injunction’s requirements that defendants report assets to the court, and that the Brazilian Central Bank report any transaction associated with these assets, be maintained. We have appealed the Court of Appeals decision with respect to the continued withholding of 40 million Brazilian reals in a court account and the deadline for the Public Ministry Attorneys to appeal this decision of the Court of Appeals has expired. Amounts, exclusive of interest, held in escrow as of February 25, 2006 were valued at approximately 18.2 million United States dollars at currency exchange rates in effect as of such date.
Popular Claim. As previously reported, in February 2004, Vincius Bijos, a Brazilian, commenced a public class action lawsuit in Brazil’s Brasilia District Court of the Federal District against the Brazilian Federal government; CEF; several former and current officers of CEF; the former president of Racimec; and GTECH Brazil, seeking, among the relief requested of the Court, a preliminary injunction prohibiting CEF from making further payments to GTECH Brazil under the now superceded 2000 Contract, and an order that would terminate such contract and require the defendants, jointly and severally, to refund amounts received by GTECH Brazil under the 1997 Contract and the 2000 Contract, together with interest, appropriate monetary adjustments, court costs and expenses. This public class action lawsuit bases its claims upon numerous alleged defects and irregularities, which the suit asserts violate Brazilian law, in the 1997 Contract and the 2000 Contract, and the manner in which the procurement processes that gave rise to the awards of these contracts were organized and administered. We intend to mount a vigorous challenge to the far-reaching claims that make up this lawsuit. We note that the Public Ministry Attorneys filed an opinion with the federal court disagreeing with the request that an injunction enjoining payments from CEF to GTECH Brazil be entered and requesting that this suit be consolidated with the Public Ministry Attorneys’ civil action described above.
We believe that we have good and adequate defenses in this matter and intend to defend ourselves vigorously in these proceedings. We further believe that the clams and determinations of the public class action lawsuit will be merged into the civil action instituted by the Public Ministry Attorneys described above, and are, accordingly, unlikely to represent an independent source of liability for us. While we cannot rule out the possibility that we will ultimately be held liable in this matter, or estimate the amount of such liability in such event, we believe that the outcome of this lawsuit is not likely to have a material adverse effect on our results of operations or business.
TCU Audit. As previously reported, in June 2003, the Federal Court of Accounts (“TCU”), the court charged with auditing agencies of the Brazilian federal government and its subdivisions, summoned us, together with several current and former employees of the CEF, to appear before TCU’s Brasilia court to show cause why the defendants should not be required to jointly pay a base amount determined on a preliminary basis by the TCU to be due of 91,974,625 Brazilian reals, duly indexed for inflation and interest as of May 26, 2000 (Decision No. 692/2003). We estimate that this claim, in aggregate, is for the local currency equivalent of approximately 43 million United States dollars at currency exchange rates in effect as of February 25, 2006. The allegations underlying this summons are set forth in a report (the “2003 Audit Report”) issued by the TCU in May 2003 respecting an audit conducted by the TCU of the 1997 Contract.
The central allegation of the 2003 Audit Report is that under the 1997 Contract we were accorded certain payment increases respecting lottery services, and we contracted to supply to CEF certain lottery-related services, that were not contemplated by the procurement process respecting the 1997 Contract and that are not otherwise permitted under applicable Brazilian law. The 2003 Audit Report alleges that as a result of this, CEF overpaid us under the 1997 Contract for the period commencing in January 1997 through May 26, 2000, and that we are liable with respect to such alleged overpayments as specified above. The 2003 Audit Report does not allege that we have acted improperly.
In November 2003, we presented our defense to the claims and preliminary determination of the TCU that CEF had overpaid us. In light of its defense, in September 2004, the TCU reduced its determination of the amount alleged to have been overpaid to us by CEF under the 1997 Contract from 91,974,625 Brazilian reals to 30,317,721 Brazilian reals, or approximately 14 million United States dollars at currency exchange rates in effect as of February 25, 2006. This determination by the TCU remains subject to approval by TCU’s judges.
In June 2005, the TCU issued a second preliminary report (the “2005 Audit Report”; collectively with the 2003 Audit Report, the “TCU Audit Reports”) respecting our contracts with CEF. While we have not been formally served with a copy of the 2005 Audit Report, we understand that its central allegations are that the 1997 Contract was improperly transferred from Racimec to GTECH Brazil; we were accorded certain payment increases respecting financial services transactions that were not contemplated by the procurement process respecting the 1997 Contract or otherwise permitted under applicable Brazilian law; and the 2003 Contract Extension was entered into a manner inconsistent with Brazilian law and the procurement process respecting the 1997 Contract. The 2005 Audit Report alleges that as a result of these considerations, CEF overpaid us under the 1997 Contract and the 2000 Contract. The 2005 Audit Report seeks payment from the Company of a base amount determined on a preliminary basis by TCU to be approximately 300 million Brazilian reals. We estimate this claim in aggregate, is for the local currency equivalent of approximately 140 million United States dollars at currency exchange rates in effect as of February 25, 2006. Amounts sought by the TCU under the 2005 Audit Report are independent of, and in addition to, amounts sought under the 2003 Audit Report.
We plan to vigorously defend ourselves against the allegations made by TCU in the TCU Audit Reports and the proceedings initiated by the TCU with respect thereto. We believe that we have good defenses to the claims and determinations of the TCU. We further believe that the claims and determinations of the TCU Audit Reports will, in essence, be merged into the civil action instituted by the Public Ministry Attorneys described above, and are accordingly unlikely to represent an independent potential source of liability for us. While we are unable to rule out the possibility that we will ultimately be held liable in this matter, we believe that the outcome of this matter is not likely to have a material adverse effect on our results of operations or business.
Serlopar Suit
As previously reported, in April 2002 Serlopar, the lottery authority for the Brazilian state of Parana, sued our subsidiaries Dreamport Brasil Ltda. and GTECH Brazil in the 2nd Public Finance Court of the City of Curitiba, State of Parana, under an agreement dated July 31, 1997, as amended (the “VLT Agreement”). Pursuant to the VLT Agreement, we agreed to install and operate video lottery terminals (“VLTs”) in Parana. The Serlopar lawsuit alleges that we installed only 450 of the 1,000 VLTs that we were allegedly obliged to install, and that we were overpaid, and failed to reimburse Serlopar certain amounts alleged to be due to Serlopar, under the VLT Agreement. The Serlopar lawsuit seeks payment from us in an amount (after adjustment for inflation and interest through February 25, 2006) equal to 124,252,740 Brazilian reals, or approximately 58 million United States dollars (at currency exchange rates in effect on February 25, 2006), together with unspecified amounts alleged to be due from the defendants with respect to general losses and damages (including loss of revenues), court costs and legal fees. We believe we have good defenses to the claims made by Serlopar in this lawsuit, and intend to continue to defend ourselves vigorously in these proceedings. We believe that the outcome of this suit will not have a material adverse impact on our results of operations or business.
Other Legal Proceedings
Shareholder Class Action Suits
On January 10, 2006, the Company and Lottomatica announced that they had entered into an agreement (the “Merger Agreement”) pursuant to the terms and conditions of which Lottomatica has agreed to acquire the Company for merger consideration equal to $35.00 in cash per Holdings share. Two shareholder class action lawsuits were subsequently filed against us and our directors respecting this proposed merger.
On January 12, 2006, a shareholder class action lawsuit captioned Ralph Sellite, individually and on behalf of all others similar situated, v. GTECH Holdings Corporation, W. Bruce Turner, Robert M. Dewey, Paget L. Alves, Christine M. Cournoyer, James F. McCann, The Rt. Hon. Sir Jeremy Hanley KCMG, Philip R. Lochner, Jr., Anthony Ruys and Burnett W. Donoho, was filed in the Rhode Island Superior Court of Kent County. This lawsuit generally alleges that the consideration to be received by our shareholders in connection with the merger with Lottomatica is inadequate and that the individual defendants breached their fiduciary duties to our shareholders by approving the merger transaction on the basis of such allegedly inadequate consideration and under circumstances of certain allegedly disabling conflicts of interest. The lawsuit further alleges that we aided and abetted the individual defendants in the breach of their fiduciary duties to our shareholders by entering into the Merger Agreement. The complaint seeks injunctive relief: (i) declaring the Merger Agreement to have been entered into in breach of the fiduciary duties of the individual defendants, and therefore unlawful and unenforceable; (ii) enjoining the defendants from proceeding with the Merger Agreement, including consummating the proposed transaction, unless the defendants implement procedures to obtain the highest possible price for the Company; and (iii) directing the individual defendants to obtain a transaction which is in the best interests of our shareholders and to exercise their fiduciary duties to disclose all material information in their possession respecting the proposed transaction prior to our shareholder vote on same. The complaint also seeks to recover costs and disbursements from us and the individual defendants, including reasonable attorneys’ and experts’ fees.
On March 6, 2006, a second shareholder class action lawsuit, captioned Claire Partners, on behalf of itself and all others similar situated, v. W. Bruce Turner, Robert M. Dewey, Jr., Paget L. Alves, Christine M. Cournoyer,

Burnett W. Donoho, The Rt. Hon. Sir Jeremy Hanley KCMG, Philip R. Lochner, Jr., James F. McCann, Anthony Ruys, GTECH Holdings Corporation, and Lottomatica S.p.A., was filed in the Rhode Island Superior Court of Kent County. This lawsuit generally alleges that each of the individual defendants breached their fiduciary duties to our shareholders by reason of agreeing to consummate the merger between the Company and Lottomatica on the basis of allegedly inadequate consideration and under circumstances of certain allegedly disabling conflicts of interest, and for allegedly failing to fully and fairly disclose details of the transaction to our shareholders. The complaint further alleges that Lottomatica aided and abetted the individual defendants in such alleged breaches of their fiduciary duties. The complaint seeks injunctive relief: (i) declaring the defendants to have breached their fiduciary duties and/or aided and abetted such breaches; (ii) enjoining or rescinding the Merger Agreement; (iii) awarding plaintiff class compensatory and/or necessary damages as well as allowable interest; (iv) awarding plaintiffs the cost of disbursements and reasonable attorneys’ and expert’s fees and other costs; and (v) awarding the plaintiffs such other relief that the court may deem just and equitable.
We plan to vigorously defend ourselves and our directors against the claims made in these lawsuits, which we believe to be without merit. Nevertheless, at the present time we are unable to predict the outcome of these lawsuits.
Argentina Money Transfer Matter
In February 2005, GTECH Foreign Holdings Corporation, Argentina Branch (“GFHC”) and the Company’s Argentina legal counsel, Dr. Jorge Perez of Perez, del Barba and Rosenblum, received notification from the Central Bank of Argentina that they were being indicted for alleged violations of Argentina’s currency exchange laws. The Argentina laws in question prohibit the transfer of foreign currency from Argentina, subject to certain exceptions not here relevant. At issue is a February 2002 agreement (the “BofA Agreement”) between GFHC and Bank of America, N.A., Buenos Aires Branch (“BofA”) pursuant to which BofA assigned to GFHC a certificate of deposit in the amount of 571,429 United States dollars (the “CD”), issued by Bank of America, Charlotte, North Carolina Branch (“BofA-North Carolina”), in consideration for the payment of 1.4 million Argentina pesos. Upon maturity of the CD, the agreement provided for BofA-North Carolina to pay 571,429 United States dollars to a GFHC branch bank account in the United States. We understand that the central claim of the Argentina Central Bank’s indictment will be that GFHC’s agreement with BofA was a transaction in which foreign currency was transferred, in essence, from Argentina to the United States in violation of applicable Argentina law.
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
We note that BofA, which solicited us to enter into the BofA Agreement, and approximately 20 other customers of BofA including several subsidiaries of large multi-national corporations, have been indicted in connection with transactions similar to the transaction outlined in the BofA Agreement. We understand that the Central Bank of Argentina’s indictments against BofA were rejected by the courts. BofA explicitly represented to us in the BofA Agreement that the transaction described therein did not violate any Argentina law or regulation, and we believe that we took appropriate measures independent of this representation (including obtaining the opinion of local counsel) in advance of entering into the BofA Agreement to ascertain that this transaction was legal under applicable Argentina law. We believe that we have good defenses to the claims made in the indictment, and we intend to vigorously defend ourselves in these proceedings. We do not believe that the outcome of this suit will have a material impact on our results of operations or business.

Trinidad and Tobago
In 1993, a subsidiary of GTECH and the National Lottery Control Board (“NLCB”) of Trinidad and Tobago (“Trinidad”) entered into an agreement (the “Trinidad Agreement”) for a five year term pursuant to which we would provide online lottery services and technology to the NLCB. We assigned that contract to a subsidiary (the “Subsidiary”) doing business in Trinidad and Tobago. In July 1999, the Trinidad Agreement was amended to extend the term for an additional seven years, and to increase the compensation that the Subsidiary would receive if lottery proceeds in Trinidad exceeded a stated threshold. In connection with negotiating this extension, we proposed to provide up to $2.8 million in funding for community programs in Trinidad, and the extension amendment we entered into requires the Subsidiary to undertake such community programs in Trinidad as are agreed with the NLCB.
From 1999 until 2001, the Subsidiary paid $1.9 million to a private entity in connection with a proposal, approved by the NLCB, to provide community services in Trinidad. In March 2006, representatives of the Attorney General of Trinidad contacted us regarding an allegation that a portion of that amount was paid by the private entity to a person who was a financial supporter of a Trinidad political party, and that the private entity had provided no services in return for the payments. We have commenced an investigation into the circumstances surrounding the payments. The investigation is ongoing.
We have informed the SEC about the allegations and investigation. The SEC or other law enforcement agencies in the United States or Trinidad may commence investigations and actions as a result of the allegations or the investigation. The NLCB also may pursue an investigation or commence legal action as a result of the allegations. In the event that any such investigation or action is commenced, we may be subject to fines, penalties or adverse judgments in amounts that cannot be determined at this time.
In light of the fact that our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, an allegation or finding of improper conduct by us or any of our current or former employees that are attributable to us could have a material adverse effect on our results of operations, business or prospects, including our ability to retain existing contracts, renew our existing contract with the NLCB or obtain new or renew contracts elsewhere. See Item 1, “Certain Factors Affecting Future Performance –Government regulations and other actions affecting the online lottery industry could have a negative effect on our business results of operations or prospects”.
Cohen Suit
As previously reported, on August 7, 2002 we terminated without cause the employment of Howard S. Cohen, our former President and Chief Executive Officer. In March 2003, Mr. Cohen attempted to exercise options granted by us in April 2002 to purchase (on a pre-split adjusted basis) 450,000 shares of our Common Stock at a per-share exercise price of $23.30. The non-qualified stock option agreement entered into between Mr. Cohen and us respecting the April 2002 grant of options provides by its terms that, in the event that Mr. Cohen’s employment was terminated without cause, options remaining exercisable must be exercised within six months from the date of termination (i.e., by February 7, 2003).
Because Mr. Cohen failed to exercise his April 2002 options within the term provided in the applicable stock option agreement, we did not permit Mr. Cohen to exercise these options. In May 2003, Mr. Cohen filed suit in Rhode Island Superior Court against us and the attorneys who had advised him in connection with the negotiation of his severance agreement, respecting his attempt to exercise the April 2002 stock options. The suit, captioned Howard S. Cohen v. GTECH Corporation, GTECH Holdings Corporation, Michael J. Tuchman, Levenfeld Pearlstein, Charlene F. Marant and Marant Enterprises Holdings LLC, alleges that: (i) we breached our agreements with Mr. Cohen in failing to allow him to exercise his April 2002 options; (ii) through fraud by us, or the mutual mistake of the parties, the April 2002 option grant does not reflect the intent of the parties, and (iii) we had a duty to advise Mr. Cohen of his mistaken belief (if such it was) as to the exercise term of the April 2002 options, and failed to so advise Mr. Cohen. Mr. Cohen also alleges that his attorneys had failed in their duty of care in misadvising him as to the correct period during which he could exercise his options, and, in addition, had practiced law in Rhode Island without a license in violation of applicable Rhode Island law. Mr. Cohen seeks damages against us and the other defendants in an amount of not less than 4.0 million United States dollars, plus interest, costs and reasonable attorneys fees. With respect to us, he also seeks an order reforming the terms of the April 2002 option grant to reflect the alleged intent of the parties with respect to the post-termination exercise term, and other equitable relief. Mr. Cohen also asks for a declaratory judgment construing our 2000 Omnibus Stock Option and Long Term Incentive Plan and Mr. Cohen’s employment and severance agreements, as to the relevant option exercise period. We believe that we have good defenses to the claims made by Mr. Cohen in this lawsuit and we intend to vigorously defend ourselves in these proceedings. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit.
For further information respecting legal proceedings, see Item 1, “Certain Factors Affecting Future Performance – Government Regulations and Other Actions Affecting the Online Lottery Industry Could Have a Negative Effect on Our Business and Sales,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and Item 8, Note 14 to Notes to Consolidated Financial Statements included in this report. We also are subject to certain other legal proceedings and claims which our management believes, on the basis of information presently available to it, will not materially adversely affect our results of operations or business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the security holders of GTECH Holdings Corporation (“Holdings”) during the last quarter of fiscal 2006.
Additional Information
The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:
Executive Officers
The Executive Officers of Holdings as of April 1, 2006 were:

Name	Age	Position

W. Bruce Turner	46	President and Chief Executive Officer since August 2002. Mr. Turner, who is also a Director of Holdings, was elected the Chairman of Holdings by the Board in July 2000, and subsequently served as Holdings’ acting Chief Executive Officer from August 2000 through March 2001. Previously, Mr. Turner was an independent consultant and private investor from February 1999 to July 2000. Mr. Turner was a Managing Director, Equity Research, for Salomon Smith Barney (formerly Salomon Brothers) from January 1994 until February 1999; and Director, Leisure Equity Research for Raymond James & Associates from October 1989 until January 1994.

Marc A. Crisafulli	37	Senior Vice President, Gaming Solutions since December 2003; Senior Vice President, General Counsel and Secretary from April 2001 until December 2003 and Chief Compliance Officer from September 2001 until December 2003. Previously, Mr. Crisafulli was an associate (from September 1994 through June 2000) and a partner (from July 2000 through March 2001) of the Providence-based law firm of Edwards & Angell, LLP

Name	Age	Position

		(now Edwards Angell Palmer & Dodge LLP) where he practiced as a commercial trial lawyer.

Walter G. DeSocio	51	Senior Vice President, General Counsel and Secretary since January 2005. Previously, Mr. DeSocio served from September 2002 to December 2004 as Chief Administrative Officer, General Counsel, and Corporate Secretary at Internap Network Services Corporation, the leading provider of intelligent routing services over the Internet. Prior to joining Internap, Mr. DeSocio served from June 1999 to September 2002 as General Counsel and Senior Vice President of Regulatory Affairs at Concert B.V., the multi-billion dollar global communications business owned by AT&T and BT Group, and from June 1996 to June 1999, as AT&T’s Chief Regional Counsel for Europe, Middle East, and Africa.

Timothy B. Nyman	55	Senior Vice President of Global Services since October 2002. Previously, beginning in 1981, Mr. Nyman was employed by the Company in a series of increasingly responsible positions including, through September 2002, as the Company’s Vice President of Client Services.

Jaymin B. Patel	38	Senior Vice President and Chief Financial Officer since January 2000. Previously, beginning in 1994, Mr. Patel was employed by the Company in a series of increasingly responsible positions including, from April 1998 until January 2000, as our Vice President, Financial Planning and Business Evaluation. Prior to his arrival at the Company, Mr. Patel served as a Chartered Accountant with PriceWaterhouse in London.

William M. Pieri	51	Vice President and Treasurer since November 1999. Prior to this, Mr. Pieri, who joined the Company in November 1992, served in several positions of increasing responsibility within the Company’s Treasury function.

Robert J. Plourde	56	Vice President, Corporate Controller and Chief Accounting Officer, since September 2003. Previously, Mr. Plourde served as Vice President and Corporate Controller since March 1991. Mr. Plourde joined the Company as its Corporate Controller in January 1984.

Donald R. Sweitzer	58	Senior Vice President, Global Business Development & Public Affairs, since February 2003. Mr. Sweitzer joined the Company in July 1998 as its Senior Vice President, Government Relations, and later served as the Company’s Senior Vice President, Public Affairs, through January 2003. Previously, Mr. Sweitzer was President of the Dorset Resource and Strategy Group, a government affairs consultancy, from November 1996 through June 1998, and President and Managing Partner of Politics Inc., a political consulting firm, from January 1995 through August 1996. Mr. Sweitzer also served as the Political Director of the Democratic National Committee from April 1993 through January 1995, and served as the Finance Director of this same body from April 1985 through January 1989.

Joseph S. Nadan	63	Senior Vice President and Chief Technology Officer, since April 2005. Previously, Mr. Nadan served, beginning in May 2003, as Chief Technology Officer for AIG Technologies, a member company of American International Group, Inc. and a leading supplier of information technology solutions; and, from September 2001 through April 2003, as

Name	Age	Position

President and Chief Executive Officer of OptiDray LLC, a company founded by Mr. Nadan to supply real-time marketplace information to short-haul trucking and other related transportation companies. Prior to this, Mr. Nadan served in a number of increasingly senior positions within Market Data Corporation, an information technology and financial services company, from 1988 to 2001, including, during 2001, as a member of that company’s Executive Committee. Mr. Nadan’s employment with the Company terminated on March 27, 2006.
Executive officers and other officers are elected or appointed by, and serve at the pleasure of, the Board of Directors. Some are party to employment contracts with the Company. The information set forth above reflects positions held with Holdings except as expressly provided to the contrary.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal United States market on which Holdings’ Common Stock is traded is the New York Stock Exchange where it is traded under the symbol “GTK.”
The following table sets forth on a per share basis the high and low sale prices of Common Stock for the fiscal quarters indicated, as reported on the New York Stock Exchange Composite Tape.
All share prices set forth below reflect the 2-for-1 stock split of the Common Stock effected in the form of a stock dividend distributed during the second quarter of fiscal 2005.

FISCAL 2006	HIGH	LOW

First Quarter (February 27 — May 28, 2005)	$29.09	$22.29
Second Quarter (May 29 — August 27, 2005)	$30.65	$27.77
Third Quarter (August 28 — November 26, 2005)	$35.00	$28.39
Fourth Quarter (November 27, 2005 — February 25, 2006)	$33.65	$29.76

FISCAL 2005	HIGH	LOW

First Quarter (February 29 — May 29, 2004)	$32.48	$24.13
Second Quarter (May 30 — August 28, 2004)	$28.14	$19.79
Third Quarter (August 29 — November 27, 2004)	$25.73	$22.34
Fourth Quarter (November 28, 2004 — February 26, 2005)	$20.13	$22.75
The closing price of the Common Stock on the New York Stock Exchange on April 13, 2006 was $33.92. As of April 13, 2006, there were approximately 715 holders of record of the Common Stock.
Prior to July 2003, Holdings had never paid cash dividends on its Common Stock. Commencing in July 2003 with respect to the second quarter of fiscal 2004, Holdings has paid a quarterly cash dividend to its shareholders in the amount (adjusted for the fiscal 2005 stock split) of $0.085 per share.
On November 2, 2004, we publicly announced that our Board of Directors authorized a program for Holdings to purchase up to an aggregate of $100 million of its outstanding Common Stock through February 25, 2006. No repurchases of Shares were made pursuant to this program or otherwise during the fourth quarter of fiscal 2006.
The remainder of the response to this Item incorporates by reference Item 8, Note 19 to Notes to Consolidated Financial Statements. All securities reflected in Note 19 are authorized for issuance under compensation plans previously approved by Holdings’ shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the other financial information included in this report. With the exception of the number of lottery customers at year end, the data in the table is derived from our audited consolidated financial statements.

			Fiscal Year Ended
	February 25,	February 26,	February 28,	February 22,	February 23,
	2006	2005	2004 (a)	2003	2002
	(Dollars in thousands, except per share amounts)
Operating Data:
Revenues:
Services	$1,122,668	$1,017,683	$957,471	$868,896	$831,787
Sales of products	182,138	239,552	93,859	109,894	177,914

Total	1,304,806	1,257,235	1,051,330	978,790	1,009,701

Gross Profit:
Services	448,140	401,050	419,632	333,855	245,479
Sales of products	78,101	81,578	34,633	30,951	41,462

Total	526,241	482,628	454,265	364,806	286,941

Operating income	340,657	312,816	287,855	226,945	134,350
Net income	211,045	196,394	183,200	142,021	68,026

Per Share Data: (b)
Basic	$1.73	$1.68	$1.57	$1.24	$0.58
Diluted (c)	1.63	1.50	1.40	1.11	0.51

Cash dividends declared per common share	$0.34	$0.34	$0.255	$—	$—

Dividends Paid	$41,672	$39,830	$29,977	$—	$—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$235,191	$94,446	$129,339	$116,174	$35,095
Investment securities available-for-sale	260,725	196,825	221,850	—	—
Total assets	2,099,902	1,855,141	1,559,131	954,195	853,829
Long-term debt, less current portion	542,259	726,329	463,215	287,088	329,715
Shareholders’ equity	1,005,372	655,768	562,289	315,566	202,955

Cash Flow Data:
Net cash provided by operating activities	$429,624	$375,209	$415,067	$332,256	$345,230
Net cash used for investing activities	(221,114)	(429,582)	(612,459)	(158,608)	(164,726)
Net purchases (maturities) of available-for-sale investment securities	63,900	(25,025)	221,850	—	—

Free cash flow (d)	$272,410	$(79,398)	$24,458	$173,648	$180,504

Net cash provided by (used for) financing activities	$(70,991)	$17,505	$206,206	$(96,193)	$(188,341)

Other Data:
Income before income taxes	$318,376	$306,386	$290,794	$229,066	$109,720
Interest expense	30,793	19,213	10,919	11,267	22,876
Depreciation, amortization and other	183,014	158,615	119,059	138,185	168,543

EBITDA (e)	$532,183	$484,214	$420,772	$378,518	$301,139

Number of lottery customers at year-end (f)	95	99	93	83	81

(a)	53-week year.
(b)	Per share data has been restated to reflect our 2-for-1 common stock split that occurred in July 2004.
(c)	We adopted EITF 04-8 in December 2004, which requires that all 12.7 million shares underlying our 1.75% Convertible Debentures be included in diluted earnings per share computations, if dilutive, regardless of whether the conversion requirements have been met. The adoption of EITF 04-8 resulted in a decrease to diluted earnings per share of $0.02, $0.10 and $0.06 in fiscal 2004, 2003 and 2002, respectively.
(d)	Free cash flow (net cash provided by operating activities less net cash used for investing activities, excluding the net purchases or maturities of available-for-sale investment securities), represents the excess cash flows generated over and above the investment of capital required to both maintain and grow our ongoing revenue streams. Based upon the long term contractual cycles in our business, we believe free cash flow trends represent a useful guide to help determine the amount of internally generated capital available for enhancing long-term shareholder value, through a balance of investing in new growth opportunities, the tax efficient return of capital to our shareholders and repayment of debt obligations. As we define it, free cash flow may not be comparable to other similarly titled measures used by other companies.
(e)	We believe that earnings before interest, taxes, depreciation, amortization and other, or EBITDA, assists in explaining trends in our operating performance, provides useful information about our ability to incur and service indebtedness and is a commonly used measure of performance by securities analysts and investors in the gaming industry. EBITDA should not be considered as an alternative to operating income as an indicator of our performance or to cash flows as a measure of our liquidity. As we define it, EBITDA may not be comparable to other similarly titled measures used by other companies. Fiscal 2006 EBITDA includes impairment charges of $5.5 million which are included within depreciation, amortization and other. There were no such charges in fiscal 2005, 2004, 2003 or 2002.
(f)	A lottery customer is defined as a jurisdiction utilizing our systems or products for traditional lottery services.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial results of GTECH Holdings Corporation (“Holdings”). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.
The discussion that follows assumes that the Company continues to operate on a stand alone basis and does not reflect the potential impact of the proposed acquisition of the Company.
This overview provides guidance on the individual sections of MD&A as follows:
•	Forward-Looking Statements — cautionary information about forward-looking statements.

•	Potential Change in Control of our Company — a description of the potential change in control of our company.

•	Our Business — a general description of our business; our growth strategy and Brazil matters.

•	Common Stock Split — information about our prior year common stock split.

•	New Accounting Pronouncements — a summary of accounting pronouncements that we have not yet adopted due to a delayed effective date.

•	Application of Critical Accounting Policies — a discussion of accounting policies that we believe are both most critical to our financial condition and results of operations, and require management’s most difficult, subjective or complex judgments and estimates.

•	Operations Review — an analysis of our consolidated results of operations for the three years presented in our financial statements. We operate in one business — Transaction Processing, and we have a single operating and reportable business segment. Therefore, our discussions are not quantified by segment results.

•	Liquidity, Capital Resources and Financial Position — an analysis of cash flows, financial position, contractual obligations and commitments.

•	Financial Risk Management and Dividend Policy — information about financial risk management; interest rate market risk; foreign currency exchange rate risk; and our dividend policy.
Unless specified otherwise, we use the terms “Holdings,” “the Company,” “we,” “our,” and “us” in MD&A to refer to GTECH Holdings Corporation and its consolidated subsidiaries included in the consolidated financial statements.

Forward-Looking Statements
Statements contained in this section and elsewhere in this report which are not historical statements constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Generally, the words “believe,” “expect,” “estimate,” “anticipate,” “will,” “may,” “could,” “plan,” “continue” and similar expressions identify forward-looking statements. See Item 1 — “Forward-Looking Statements” and “Certain Factors That May Affect Future Performance” for further information.
Potential Change in Control of Our Company
On January 10, 2006, Holdings entered into an agreement and plan of merger with Lottomatica S.p.A., an Italian corporation and exclusive license holder and operator of Italy’s Lotto (“Lottomatica”), whereby Lottomatica would acquire Holdings for $35.00 in cash per outstanding Holdings share. The total value of the transaction is estimated to be approximately $4.8 billion, including the assumption of Holding’s existing net debt. In connection with the transaction (as currently contemplated), Holdings expects to incur approximately $19 million to $21 million of transaction costs from the close of fiscal 2006 through the closing of the transaction, of which approximately $12 million to $14 million are contingent upon completion of the transaction. These costs are subject to change based on changes in terms of the transaction.
Completion of the transaction, which is expected to occur in mid-2006, is subject to receipt of financing, approval by Holdings’ shareholders, regulatory approvals, receipt of contract assignment assurance from certain significant lottery customers, Lottomatica maintaining a pro forma investment grade credit rating, and other customary conditions. Subsequent to the acquisition, Holdings shares will be delisted on the New York Stock Exchange.
Our Business
General
We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February and fiscal 2006 was a 52-week year that ended on February 25, 2006. Fiscal 2005 was also a 52-week year. Fiscal 2004 was a 53-week year and we included the extra week in our fourth quarter ended February 28, 2004.
We are a global gaming and technology company providing software, networks and professional services that power high-performance, transaction processing systems. We are the world’s leading operator of highly-secure online lottery transaction processing systems, doing business in 51 countries worldwide and we have a growing presence in commercial gaming technology (“Gaming solutions”) and financial services transaction processing (“Commercial services”). To date, the majority of our Gaming solutions revenues have been product sale driven. A comparison of our revenue concentration is as follows:

	Fiscal	Fiscal	Fiscal
Consolidated Revenues	2006	2005	2004
Lottery	84%	87%	91%
Commercial services	9%	7%	7%
Gaming solutions	7%	6%	2%

	100%	100%	100%

Being a global business, we derive a substantial portion of our revenue from our operations outside of the United States. In fiscal 2006, we derived 48.9% of our revenues from international operations, including 11.4% of our revenues from our Brazilian operations alone (including 11.1% of our revenues from Caixa Economica Federal, the operator of Brazil’s National Lottery, our largest customer in fiscal 2006 based on annual revenues). In addition, substantial portions of our assets, primarily consisting of equipment we use to operate online lottery systems for our customers, are held outside of the United States. We are also exposed to more general risks of international operations, including increased governmental regulation of the online lottery industry in the markets where we operate; exchange controls or other currency restrictions; and significant political instability.
Our service revenues are derived primarily from lottery service contracts, which are typically at least five to seven years in duration for the base contract term with three to five years of extension options resulting in total contract lives of eight to ten years. Our contracts generally provide compensation to us based upon a percentage of a lottery’s gross online and instant ticket sales. These percentages vary depending on the size of the lottery and the scope of services provided to the lottery. Our product sale revenues are derived primarily from the installation of new online lottery systems, installation of new software and sales of lottery terminals and equipment in connection with the expansion of existing lottery systems. Our product margins fluctuate depending on the mix, volume and timing of product sale contracts. Our product sale revenues from period to period may not be comparable due to the size and timing of product sale transactions.
Over the past several fiscal years, we have experienced and may continue to experience a reduction in the percentage of lottery ticket sales we receive from certain customers resulting from contract rebids, extensions and renewals due to a number of factors, including the substantial growth of lottery sales over the last decade, reductions in the cost of technology and telecommunications services, and general market and competitive dynamics. In anticipation of and response to these trends, beginning in fiscal 2001, we began the implementation of our Enterprise Series-led technology strategy combined with the implementation of a number of ongoing cost savings initiatives and efficiency improvement programs designed to enable us to maintain our market leadership in the lottery industry. In addition, we have developed and continue to develop new lottery games, licensed new game brands and installed a range of new lottery distribution devices, all of which are designed to maintain a strong level of same store sales growth for our customers.
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
•	Part I, Item 1 — “Certain Factors That May Affect Future Performance — Government regulations and other actions affecting the online lottery industry could have a negative effect on our business and sales;”

•	Part I, Item 3 — “Legal Proceedings;”

•	Note 15 to the consolidated financial statements.
Growth Strategy
In fiscal 2005 we acquired two privately-held companies that strengthened our growth strategy in Gaming Solutions:
•	Spielo Manufacturing Incorporated (“Spielo”) in April 2004;

•	Leeward Islands Lottery Holding Company Inc. (“LILHCo”) in May 2004;
In addition, our growth strategy in Gaming Solutions was significantly advanced when in December 2004, we signed an agreement, as amended in January 2006, to acquire a 50% controlling equity position in the Atronic group of companies, a video gaming machine manufacturer that also develops video machine games and customized solutions for dynamic gaming operations. We expect this transaction will close by December 2007.
In fiscal 2005 we acquired one privately-held company, BillBird S.A. (“BillBird”), that strengthened our growth strategy in Commercial Services.
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
In addition, we will continue to identify and evaluate a variety of selective opportunities for acquisitions in the Lottery, Gaming Solutions, and Commercial Services markets, as well as investing in growth through licensing when the right opportunities present themselves.
Brazil Matters
GTECH Brasil Ltda., our Brazilian subsidiary (“GTECH Brazil”), has provided online lottery services and technology to Caixa Economica Federal (“CEF”), the Brazilian bank and operator of Brazil’s National Lottery since 1997. Revenues from our contract with CEF accounted for 11.1% of our total fiscal 2006 revenues, making CEF our largest customer in fiscal 2006 based upon annual revenues.
In June 2004, a ruling (the “Ruling”) in a civil action initiated by federal attorneys with Brazil’s Public Ministry had the effect in fiscal 2005 of materially reducing payments that we otherwise would have received from our contract with CEF. The Ruling ordered that 30% of payments subsequent to the date of the Ruling due to GTECH Brazil by CEF, be withheld and deposited in an account maintained by the Court. As of February 26, 2005, the total amount withheld and deposited pursuant to the Ruling was approximately 68 million Brazilian reals, or $26 million. In fiscal 2005, we did not recognize service revenues for the payments that were withheld from GTECH Brazil, as realization of these amounts was not reasonably assured.

In July 2004, we filed an appeal of the Ruling and in March 2005, an appellate court decision ordered that the withholding be discontinued and that all funds currently held in escrow in excess of 40 million Brazilian reals be returned to us, which amounted to $11 million of the $26 million withheld as of February 26, 2005. We received and recognized these funds as service revenue on April 13, 2005. The Ruling also put in place certain restrictions on the transfer or sale of certain of our Brazilian assets. Such restrictions were lifted in March 2005.
The civil action initiated by federal attorneys with Brazil’s Public Ministry also seeks to impose damages equal to the sum of all amounts paid to us under contracts that we entered into with CEF in 1997 (the “1997 Contract”) and 2000 (the “2000 Contract”), respectively, and certain other permitted amounts, minus our proven investment costs. The applicable statute under which this action was brought also permits the assessment of interest and, in the discretion of the court, penalties of up to three times the amount of the damages imposed. We estimate that through the date of the lawsuit we received under the 1997 Contract and the 2000 Contract a total of approximately 1.5 billion Brazilian reals (or approximately 702 million United States dollars at currency-exchange rates in effect as of February 25, 2006). In addition, although it is unclear how investment costs would be determined for purposes of this lawsuit, we estimate that our investment costs through the date of the lawsuit were approximately between 1.2 billion and 1.4 billion Brazilian reals (or approximately between 562 million and 656 million United States dollars) at currency exchange rates in effect as of February 25, 2006 in aggregate; however, these investment costs could be disputed by CEF, and are ultimately subject to approval by the court.
In May 2005, GTECH Brazil entered into a new one-year contract with CEF, which expires in May 2006. While CEF has the right to extend the term of this contract, a preliminary report issued in January 2006 by a special investigating panel of the Brazilian congress recommended, among other things, that CEF’s contract with GTECH Brazil not be extended past its May 2006 expiration date. In addition, CEF has announced its intention to develop a central in-house system to replace the services provided by GTECH Brazil under its contract with CEF. Therefore, we do not anticipate that our contract with CEF will be extended on a long-term basis, if at all.
Accumulated foreign currency translation losses related to our operations in Brazil of $48.4 million (which are recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at February 25, 2006), would be recorded as a charge to our consolidated income statement upon the expiration of our contract with CEF should we determine that the expiration of the CEF contract results in a substantial liquidation of our investment in Brazil.
Refer to Part I, Item 1, “Certain Factors That May Affect Future Performance — We may be subject to adverse determinations in legal proceedings in Brazil which could result in substantial monetary judgments, significant reputational damage and the non-extension of our contract with CEF,” Item 3, “Legal Proceedings — Brazilian Legal Proceedings, The CEF Contract Proceedings,” and Note 15 to the consolidated financial statements for detailed disclosures regarding this matter.
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

New Accounting Pronouncements
FASB Statement No. 123R
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005 (our fiscal 2007 first quarter). Early adoption is permitted. We plan to adopt SFAS 123R on the first day of fiscal 2007 (February 26, 2006).
SFAS 123R permits public companies to adopt its requirements using either the modified prospective transition (“MPT”) method or the modified retrospective transition (“MRT”) method. Under the MPT method, compensation cost for new awards and modified awards are recognized beginning with the effective date and the cost for awards that were granted prior to, but not vested as of the effective date, will be based on the grant date fair value estimate used for SFAS 123 pro forma disclosure purposes. The MRT method includes the requirements of the MPT method but also permits restatement of all prior periods presented or only the prior interim periods of the year of adoption. We plan to adopt SFAS 123R using the MPT method and we intend to use a lattice model to value stock options granted on or after February 26, 2006.
We currently account for share-based payments to employees using the intrinsic value method under APB 25 and related Interpretations, and therefore we generally recognize no compensation cost for employee stock options. We currently estimate the impact of adopting SFAS 123R will be in a range of $0.04 to $0.06 per diluted share in fiscal 2007 assuming a certain level of awards. Variation to the assumed level of awards and other factors could result in a different amount. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for these excess tax deductions were $6.7 million, $11.3 million, and $10.4 million in fiscal 2006, 2005 and 2004, respectively.
SEC Staff Accounting Bulletin No. 107
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment, to provide interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line as cash compensation, and will therefore impact our service and product gross margins as well as our selling, general and administrative and research and development expenses.

Application of Critical Accounting Policies
We have identified the accounting policies listed below that we believe are both most critical to our financial condition and results of operations, and require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the consolidated financial statements, which includes other significant accounting policies.
Revenue Recognition
Lottery and Gaming Transaction Processing Services
We generally conduct our lottery and gaming business under two types of contractual arrangements: Facilities Management Contracts and Product Sales Contracts.
Facilities Management Contracts
A majority of our revenues are derived from facilities management contracts, under which we construct, install, operate and retain ownership of the online lottery system (“lottery system”). These contracts generally provide for a variable amount of monthly or weekly service fees paid to us directly from the lottery authority based on a percentage of a lottery’s gross online and instant ticket sales or a percentage of net machine income. These fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists, which is typically when a customer contract has been signed

•	Services have been rendered

•	Our fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

•	Collectibility is reasonably assured
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

Whenever we enter into a product sale contract that involves the delivery or performance of multiple products and services that include the development and customization of software, implementation services, and licensed software and support services, we apply the consensus of EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, to determine whether the non-customization related deliverables specified in the contract that are not directly related to our technology, should be treated as separate units of accounting for revenue recognition purposes. If the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered.
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
In certain product sale contracts (primarily the stand alone sale of lottery or video lottery terminals and software deliverables that do not involve significant customization of software), we are not responsible for installation. In these cases, we recognize revenue when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists, which is typically when a customer contract has been signed

•	The product has been delivered

•	Our fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

•	Collectibility is reasonably assured
In instances where installation is required and/or customer acceptance of the product is required, revenue is deferred until installation is complete, and any acceptance criteria have been met.
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

We earn a fee for processing commercial non-lottery transactions that is transaction-based (a fixed fee per transaction or a fee based on a percentage of dollar volume processed). We recognize these fees as service revenue at the time a transaction is processed based on the net amount retained in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”
Liquidated Damage Assessments
We record liquidated damage assessments, which are contractual penalties incurred due to a failure to meet specified deadlines or performance standards, as a reduction of revenue in the period they become probable and estimable. Liquidated damage assessments equaled 0.61%, 0.18% and 0.50% of our total revenues in fiscal 2006, 2005 and 2004, respectively.
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
Trade and other receivables, net
We evaluate the collectibility of trade and other receivables on a customer-by-customer basis and we believe our reserves are adequate; however, if economic circumstances change significantly resulting in a major customer’s inability or unwillingness to meet its financial obligations to us, original estimates of the recoverability of amounts due to us could be reduced by significant amounts requiring additional reserves.

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
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate these assets may be impaired. Other intangible assets determined to have definite lives are amortized over their useful lives. We review other intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include, among others, significant adverse changes in the extent or manner in which an asset is being used or in legal factors or in the business climate that could affect the value of an asset.
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

Operations Review
Refer to the Summary Financial Data table while reading the operations review below.

	SUMMARY FINANCIAL DATA

	Fiscal Year Ended
	February 25,		February 26,		February 28,
	2006		2005		2004
	(Dollars in thousands)
Revenues:
Services	$1,122,668	86.0%	$1,017,683	80.9%	$957,471	91.1%
Sales of products	182,138	14.0	239,552	19.1	93,859	8.9

Total	1,304,806	100.0	1,257,235	100.0	1,051,330	100.0

Costs and expenses:
Costs of services (a)	674,528	60.1	616,633	60.6	537,839	56.2
Costs of sales (a)	104,037	57.1	157,974	65.9	59,226	63.1

Total	778,565	59.7	774,607	61.6	597,065	56.8

Gross profit	526,241	40.3	482,628	38.4	454,265	43.2

Selling, general and administrative	135,715	10.4	117,253	9.3	109,092	10.4
Research and development	49,869	3.8	52,559	4.2	57,318	5.4

Operating expenses	185,584	14.2	169,812	13.5	166,410	15.8

Operating income	340,657	26.1	312,816	24.9	287,855	27.4

Other income (expense):
Interest income	10,912	0.8	4,615	0.4	5,733	0.5
Equity in earnings of unconsolidated affiliates	1,941	0.1	2,812	0.2	6,236	0.6
Other income (expense)	(4,341)	(0.3)	5,356	0.4	1,889	0.2
Interest expense	(30,793)	(2.4)	(19,213)	(1.5)	(10,919)	(1.0)

	(22,281)	(1.7)	(6,430)	(0.5)	2,939	0.3

Income before income taxes	318,376	24.4	306,386	24.4	290,794	27.7

Income taxes	107,331	8.2	109,992	8.8	107,594	10.3

Net income	$211,045	16.2%	$196,394	15.6%	$183,200	17.4%

     (a) Percentages are computed based on cost as a percentage of related revenue.

Comparison of Fiscal 2006 with 2005
Revenues and Gross Margin

	Fiscal Year Ended
	February 25,	February 26,	Change
	2006	2005	$	%
	(Dollars in millions)
Domestic lottery	$580.5	$520.6	$59.9	11.5
International lottery	392.2	381.9	10.3	2.7
Commercial services	115.9	84.8	31.1	36.7
Gaming solutions	34.1	27.4	6.7	24.4
All other	—	3.0	(3.0)	(100.0)

Services	$1,122.7	$1,017.7	$105.0	10.3
Sales of products	182.1	239.5	(57.4)	(24.0)

Total revenues	$1,304.8	$1,257.2	$47.6	3.8

	Fiscal Year Ended
	February 25,	February 26,	Change
	2006	2005	Percentage Points
Service gross margin	39.9%	39.4%	0.5

Product gross margin	42.9%	34.1%	8.8
The principal drivers of the 11.5% increase in domestic lottery service revenues were higher revenues from an increase in sales by our domestic lottery customers of approximately 4%, net contract wins of approximately 3% (including the impact of our new service contract in Florida and the loss of the Colorado contract), and the combined benefit of our instant ticket vending machine contract in Illinois and higher jackpot activity of approximately 4%.
The 2.7% increase in international lottery service revenues was primarily due to an increase in sales by our international lottery customers of approximately 6%, favorable foreign exchange rates of approximately 5%, and higher revenues from Brazil of approximately 5% related to the combined impact of the court ordered return of funds previously held in escrow and the cessation of withholding. Contractual rate changes and lower revenues from the loss of the Puerto Rico contract combined to partially offset these increases by approximately 13%.
The 36.7% increase in commercial transaction processing service revenues was primarily due to higher revenues from Brazil of approximately 21% related to the combined impact of the court ordered return of funds previously held in escrow and the cessation of withholding, favorable foreign exchange rates of approximately 15%, and higher service revenues from an increase in transaction volumes by our commercial transaction processing customers of approximately 11%. These increases were partially offset by contractual rate changes.
The principal drivers of the 24.4% increase in gaming solutions service revenues were service revenues from our new gaming contract in Italy of approximately 11%, higher service revenues from an increase in sales by our gaming solutions customers of approximately 6%, and a full year of service revenues from Spielo (versus ten months in the prior fiscal year) of 4%.

Our service margins were up 0.5 percentage points over last year primarily due to higher margins from Brazil related to higher service revenues resulting from the court ordered return of funds previously held in escrow, and higher jackpot activity, partially offset by the current year impact of higher depreciation and amortization related to the implementation of new contracts.
Product sales were down principally due to the prior year sale of lottery terminals and a communications network to our customer in Belgium which did not recur in the current year. Our product margins were up 8.8 percentage points over last year, principally due to higher margins associated with Spielo product sales and the mix of sales. In fiscal 2005, product margins were reduced by purchase accounting adjustments that increased Spielo product sale contracts to fair value in connection with the Spielo acquisition. Such adjustments were not recurring in fiscal 2006.
Operating Expenses

	Fiscal Year Ended
	February 25,	February 26,	Change
	2006	2005	$	%
	(Dollars in millions)
SG&A expenses	$135.7	$117.2	$18.5	15.8
R&D expenses	49.9	52.6	(2.7)	(5.1)

	$185.6	$169.8	$15.8	9.3

Percentage of total revenue
SG&A expenses	10.4%	9.3%
R&D expenses	3.8%	4.2%
The $18.5 million increase in SG&A expenses was principally due to transaction and due diligence costs associated with the potential acquisition of the Company by Lottomatica, acceleration in regulatory licensing activity in worldwide commercial gaming markets and other legal matters. The $2.7 million decrease in R&D expenses was principally due to the timing of development initiatives, partially offset by a full year of spending by Spielo (versus ten months in the prior year).
Interest Income

	Fiscal Year Ended
	February 25,	February 26,	Change
	2006	2005	$	%
	(Dollars in millions)
Interest income	$10.9	$4.6	$6.3	>100.0
Interest income increased over last year primarily due to higher invested funds and higher interest rates earned on those invested funds.

Other Income (Expense)
The components of other income (expense) in fiscal 2006 and fiscal 2005 are as follows:

	Fiscal Year Ended
	February 25,	February 26,	Change
	2006	2005	$	%
	(Dollars in millions)
Minority interest in consolidated subsidiaries	$(3.0)	$(3.8)	$0.8	21.1
Foreign exchange losses, net	(2.8)	(1.4)	(1.4)	(100.0)
Brazil financial lending tax	(1.4)	—	(1.4)	(100.0)
Gain on sale of investment	1.3	10.9	(9.6)	(88.1)
Other	1.6	(0.3)	1.9	>100.0

	$(4.3)	$5.4	$(9.7)	(>100.0)

Minority interest in consolidated subsidiaries principally relates to our controlling interest in PolCard.
The $1.4 million Brazil financial lending tax represents accruals for tax liabilities related to intercompany loans made to us by our Brazilian subsidiary.
The current year $1.3 million gain on sale of investment principally resulted from the sale of our 33% interest in Turfway Park to Harrah’s Entertainment and the Keeneland Association. The prior year $10.9 million gain on sale of investment resulted from the sale of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.
Interest Expense

	Fiscal Year Ended
	February 25,	February 26,	Change
	2006	2005	$	%
	(Dollars in millions)
Interest expense	$30.8	$19.2	$11.6	60.4
Interest expense increased over last year primarily due to higher average debt balances resulting from the issuance of $300 million of Senior Notes in November 2004.
Weighted Average Diluted Shares
Weighted average diluted shares in the fiscal 2006 decreased by 2.2 million shares to 130.4 million shares, primarily due to the impact of prior year treasury share repurchases made under our share buyback program.
Income Taxes
Our effective income tax rate of 33.7% in fiscal 2006 was down from 35.9% in fiscal 2005. The decrease is primarily due to a larger percentage of international profits taxed at rates that are lower than the U.S. statutory income tax rate.

Comparison of Fiscal 2005 with 2004
Revenues and Gross Margin

	Fiscal Year Ended
	February 26,	February 28,	Change
	2005	2004	$	%
	(Dollars in millions)
Domestic lottery	$520.6	$504.1	$16.5	3.3
International lottery	381.9	359.5	22.4	6.2
Commercial services	84.8	74.3	10.5	14.1
Gaming solutions	27.4	16.9	10.5	62.1
All other	3.0	2.6	0.4	15.4

Services	$1,017.7	$957.4	$60.3	6.3
Sales of products	239.5	93.9	145.6	>100.0

Total revenues	$1,257.2	$1,051.3	$205.9	19.6

	Fiscal Year Ended
	February 26,	February 28,	Change
	2005	2004	Percentage Points
Service gross margin	39.4%	43.8%	(4.4)

Product gross margin	34.1%	36.9%	(2.8)
The 3.3% increase in domestic lottery service revenues was primarily due to higher service revenues from an increase in sales by our domestic lottery customers of approximately 6%, the launch of our new service contract in Tennessee and the impact of the Interlott acquisition (in September 2003), partially offset by contractual rate changes, lower jackpot activity and the extra week of service revenues in fiscal 2004.
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
Operating Expenses
Operating expenses are comprised of selling, general and administrative (SG&A) expenses and research and development (R&D) expenses.

	Fiscal Year Ended
	February 26,	February 28,	Change
	2005	2004	$	%
	(Dollars in millions)
SG&A expenses	$117.2	$109.1	$8.1	7.4
R&D expenses	52.6	57.3	(4.7)	(8.2)

	$169.8	$166.4	$3.4	2.0

Percentage of total revenue
SG&A expenses	9.3%	10.4%
R&D expenses	4.2%	5.4%
The $8.1 million increase in SG&A expenses was principally due to the acquisition of Spielo, along with acceleration in regulatory licensing activity in worldwide commercial gaming markets, partially offset by lower incentive compensation costs. The $4.7 million decrease in R&D expenses was primarily due to the timing of development initiatives, partially offset by the impact of the Spielo acquisition.
Equity Earnings

	Fiscal Year Ended
	February 26,	February 28,	Change
	2005	2004	$	%
	(Dollars in millions)
Equity earnings	$2.8	$6.2	$(3.4)	(54.8)
Equity earnings were down $3.4 million from last year, primarily due to the sale in April 2004 of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.

Other Income (Expense)
The components of other income in fiscal 2005 and fiscal 2004 are as follows:

	Fiscal Year Ended
	February 26,	February 28,	Change
	2005	2004	$	%
	(Dollars in millions)
Gain on sale of investment	$10.9	$—	$10.9	100.0
Foreign exchange losses, net	(1.4)	(0.2)	(1.2)	(>100.0)
Minority interest in consolidated subsidiaries	(3.8)	(4.5)	0.7	15.5
One-time, non-cash gain	—	5.3	(5.3)	(100.0)
Other	(0.3)	1.3	(1.6)	(>100.0)

	$5.4	$1.9	$3.5	>100.0

The $10.9 million gain on sale of investment resulted from the sale in April 2004 of our 50% interest in Gaming Entertainment (Delaware) L.L.C. to Harrington Raceway, Inc.
Minority interest in consolidated subsidiaries principally relates to our controlling interests in PolCard S.A (“PolCard”) and Wireless Business Solutions (Proprietary) Limited (“WBS”). PolCard is a debit and credit card merchant transaction acquirer and processor in Poland. WBS is a telecommunications provider in South Africa. In fiscal 2005, we determined that we no longer had a controlling interest in WBS that would require consolidation in our financial statements due principally to the expiration of our guarantee of loans made by an unrelated commercial lender to WBS and we now account for WBS using the equity method of accounting.
The $5.3 million one-time, non-cash, pre-tax gain in the prior fiscal year resulted from the consolidation of the partnership that owns our world headquarters facilities, which was recorded in compliance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”.
Interest Expense

	Fiscal Year Ended
	February 26,	February 28,	Change
	2005	2004	$	%
	(Dollars in millions)
Interest expense	$19.2	$10.9	$8.3	76.1
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

Weighted Average Diluted Shares
Weighted average diluted shares in fiscal 2005 were comparable to fiscal 2004. We adopted EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, in December 2004, which requires the inclusion of all 12.7 million shares underlying our $175 million principal amount of 1.75% Convertible Debentures in prior periods’ diluted earnings per share computations, if dilutive, regardless of whether the conversion requirements have been met. The adoption of EITF 04-8 resulted in a decrease to diluted earnings per share of $0.02 in fiscal 2004.
Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths and we expect to meet our financial commitments and operating needs in the foreseeable future. We expect to use cash generated from operating activities primarily for contractual obligations and to pay dividends. We expect our growth to be financed through a combination of cash generated from operating activities, existing sources of liquidity, access to capital markets and other sources of capital. The Company has been assigned investment grade credit ratings from Moody’s and Standard and Poor’s. We believe investment grade credit ratings contribute to our ability to access capital markets at attractive prices.
Analysis of Cash Flows
During fiscal 2006, we generated $429.6 million of cash from operations. This cash was principally used to fund $137.3 million of systems, equipment and other assets relating to contracts; to purchase an additional 11.681% of PolCard for $21.5 million; to repurchase $32.1 million, or 1,326,100 shares of our common stock; and to pay cash dividends of $41.7 million. At February 25, 2006, we had $235.2 million of cash and cash equivalents and $260.7 million of short-term investment securities on hand.
Our business is capital-intensive. We expect our principal sources of liquidity to be existing cash and short-term investment securities balances, along with cash we generate from operations and borrowings under our revolving credit facility. Our credit facility provides for an unsecured revolving line of credit of $500 million and matures in October 2009. There were no borrowings under the credit facility as of February 25, 2006. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of February 25, 2006, after considering $6.0 million of letters of credit issued and outstanding, there was $494.0 million available for borrowing under the credit facility. The credit facility contains various covenants, including among other things, requirements relating to the maintenance of certain financial ratios. None of these covenants are expected to impact our liquidity or capital resources. There are no covenants in our credit facility that restrict our ability to pay dividends. At February 25, 2006 we were in compliance with all applicable covenants.
We currently expect that our cash flow from operations, existing cash, investment securities available-for-sale, available borrowings under our credit facility and access to additional sources of capital will be sufficient, for the foreseeable future, to fund our anticipated working capital and ordinary capital expenditure needs, to service our debt obligations, to fund anticipated internal growth, to fund all or a portion of the cash needed for potential acquisitions, to pay dividends, to fund the capital requirements under our Master Contract with the Rhode Island Lottery and to repurchase shares of our common stock, from time to time, under our share repurchase programs. We may also seek alternative sources of financing to fund certain of our obligations under our Master Contract with the Rhode Island Lottery and to fund future potential acquisitions and other growth opportunities.

Financial Position
Our consolidated balance sheet at February 25, 2006 as compared to our consolidated balance sheet at February 26, 2005 was impacted by the material changes described below.

	February 25,	February 26,	Change
	2006	2005	$	%
	(Dollars in millions)
Inventories	$88.0	$61.1	$26.9	44.0

Other current assets	47.8	26.6	21.2	79.7

Systems, equipment and other assets relating to contracts, net	692.5	720.4	(27.9)	(3.9)

Goodwill	346.1	331.0	15.1	4.6

Property, plant and equipment, net	101.4	74.6	26.8	35.9

Advance payments from customers	63.8	42.9	20.9	48.7

Income taxes payable	67.1	16.5	50.6	>100.0

Long-term debt	542.3	726.3	(184.0)	(25.3)

Other liabilities	106.7	83.3	23.4	28.1

Cost of treasury shares	—	35.9	(35.9)	(100.0)
The increase in inventories was primarily due to inventory related to our new contract with our customer in Finland. Revenue under the Finland contract is expected to be recorded in fiscal 2009.
The increase in other current assets was primarily due to a loan to Innova Capital Sp. z o.o. (the minority shareholder in PolCard S. A.) of approximately $6.3 million in advance of a shareholder dividend along with an advance on equipment purchases to Atronic of approximately $5.9 million.
The decrease in systems, equipment and other assets relating to contracts, net was primarily due to depreciation expense, partially offset by the purchase of $137.3 million of systems, equipment and other assets relating to contracts (principally related to spending in Missouri, Florida, Rhode Island and Washington).
The increase in goodwill was primarily due to the acquisition of an additional 11.681% of PolCard in September 2005.

The increase in property, plant and equipment, net was primarily due to $26.4 million of spending by the developer on our new corporate headquarters building in Providence, Rhode Island.
The increase in advance payments from customers was primarily due to advances received related to our new contract with our customer in Finland.
The increase in income taxes payable was primarily due to the timing of income tax payments along with the receipt of an $18.4 million income tax refund.
The decrease in long-term debt was principally due to the conversion to equity of $168.4 million of our convertible debentures in the fiscal 2006.
The increase in other liabilities was primarily due to $26.4 million of spending by the developer of our new corporate headquarters building in Providence, Rhode Island.
The decrease in the cost of treasury shares was primarily due to the issuance of treasury shares in connection with the conversion of convertible debentures in fiscal 2006.
Contractual Obligations
As of February 25, 2006, the Company’s contractual obligations, including payments due by period, are as follows (in millions):

	Fiscal
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$9.1	$0.1	$—	$148.1	$245.8	$148.3	$551.4
Operating leases	20.4	11.0	8.0	6.1	4.0	1.4	50.9

Total	$29.5	$11.1	$8.0	$154.2	$249.8	$149.7	$602.3

Commitments
Performance and Other Bonds
In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate they will do so. The following table provides information related to potential commitments at February 25, 2006 (in millions):

Total potential
commitments
Performance bonds	$258.6
Financial guarantees	44.6
Litigation bonds	7.9
All other bonds	5.0

$316.1

Master Contract with the Rhode Island Lottery
In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the “Lottery”) that amended our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. This license fee is included in Intangible Assets, net in our Consolidated Balance Sheet at February 25, 2006 and is being amortized as a reduction of service revenue on a straight-line basis over the 20-year term of the Master Contract.
The Master Contract is part of a comprehensive economic development package that provides incentives for us to keep our world headquarters and manufacturing operations in Rhode Island. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the $12.5 million up-front license fee; new online and video lottery related hardware, software and services; the development of a new world headquarters facility of at least 210,000 square feet in Providence, Rhode Island by December 31, 2006; and improvements to our existing manufacturing facility in West Greenwich, Rhode Island. We have agreed to employ at least 1,000 people full-time in Rhode Island by the end of calendar year 2005 (such requirement was met) and maintain that level of employment thereafter. In the event the State of Rhode Island takes certain actions which affect our financial performance, we will be automatically released from the in-state employment obligation. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2006. In addition, in July 2003 we entered into a tax stabilization agreement with the City of Providence (the “City”), whereby the City agreed to stabilize the real estate and personal property taxes payable in connection with our new world headquarters facility in the City for 20 years. We also agreed to complete and occupy the facility by December 31, 2006, employ 500 employees at the facility by 2009, and we made certain commitments regarding our employment, purchasing and education activities in the City. The Lottery may terminate the Master Contract in the event that we fail to meet our obligations as stated above.
Acquisition of Atronic
We entered into an agreement in December 2004, as amended in January 2006, to acquire a 50% controlling equity position in the Atronic group of companies (“Atronic”) owned by Paul and Michael Gauselmann (the “Gauselmanns”). The remaining 50% of Atronic will be retained by the Gauselmanns. Atronic is a video gaming machine manufacturer and also develops video machine games and customized solutions for dynamic gaming operations. This transaction is contingent upon regulatory and gaming license approvals and other closing conditions, and is expected to be completed by December 2007.

The final purchase price for Atronic will be calculated pursuant to a performance-based formula equal to eight times Atronic’s EBITDA (earnings before interest, taxes, depreciation and amortization) for its fiscal year ending December 31, 2006, provided however, that the payment shall not be less than Euro 20 million. In addition, the Gauselmanns have the potential to receive an earn-out payment one year after the closing, if Atronic’s 2007 performance exceeds certain specified thresholds. However, if Euro 20 million was paid at the closing and if such payment exceeds the payment that would have been made pursuant to the performance-based formula, then any excess will be applied to the earn-out payment. Should we purchase the remaining 50% interest in Atronic, any remaining unapplied excess would be credited toward that purchase. We currently expect the all-cash transaction will have a total value of approximately $100 million to $150 million, for our 50% share, including the assumption of debt.
Through the end of 2011, we have the option to purchase the Gauselmanns’ remaining 50% interest in Atronic at a price calculated pursuant to a performance based formula equal to eight times Atronic’s EBITDA for its previous twelve months, plus an earn-out payment pursuant to a performance based formula if certain specified thresholds are exceeded. However, the payment for the second 50% shall not be less than Euro 50 million. During this period, the Gauselmanns have put rights that become effective only under certain circumstances. The exercise price of these puts under the specified circumstances would be calculated through a performance based formula.
Beginning in 2012, we have the option to purchase the Gauselmanns’ remaining interests in Atronic and Gauselmann has a reciprocal right to sell its interest to us at a value determined by independent appraisers.
Option to Purchase PolCard Outstanding Equity
In May 2003, we completed the acquisition of a controlling equity position in PolCard S.A. (“PolCard”), for a purchase price, net of cash acquired, of $35.9 million. On September 28, 2005, we purchased an additional 11.681% of PolCard from Innova Capital Sp. z o.o. (“Innova”) for cash consideration of approximately $21.5 million, resulting in PolCard’s outstanding equity being owned 74.5% by us, 25.2% by two funds managed by Innova, and 0.3% by the Polish Bank Association, one of PolCard’s previous owners.
The terms of the Share Purchase Agreement which govern the purchase of the additional 11.681% of PolCard included a commitment by GTECH and Innova, as the majority shareholders of PolCard, to vote in favor of a general shareholder dividend of approximately $25.0 million to be paid after the close of PolCard’s fiscal year ending on February 25, 2006, and for PolCard to loan to Innova approximately $6.3 million in anticipation of the dividend. This loan was advanced on December 22, 2005 (after the close of our fiscal 2006 third quarter), bears interest at WIBOR plus 1.75% (5.92% as of February 25, 2006), and is fully secured by the dividend and by PolCard shares currently owned by Innova. We currently estimate that the dividend will be declared and paid by July 2006.
We have three fair value options to purchase Innova’s interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value. Each fair value option has a duration of 90 days and, in the absence of an agreed price between the parties prior to the commencement of an option period, will be based on an appraised value from at least two investment banks at the date of each option period.

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
The estimated fair value of our long-term debt and change in the estimated fair value due to hypothetical changes in interest rates are as follows (dollars in millions):

	Estimated Fair Value
	At February 25,	10% Increase in	10% Decrease in
	2006	Interest Rates	Interest Rates
$250 million of 4.75% Senior Notes	$249.1	$245.1	$253.1

$150 million of 4.50% Senior Notes	147.5	145.4	149.7

$150 million of 5.25% Senior Notes	151.3	146.8	156.0

$6.6 million of 1.75% Convertible Debentures	16.1	16.1	16.1
The estimated fair values above were determined by an independent investment banker. The values of the Senior Notes were determined after taking into consideration $225 million of interest rate swaps as follows:

		Interest Rate
	Estimated Debt	Swaps Outstanding
	Fair Value	(notional amount)
$250 million of 4.75% Senior Notes	$249.1	$150.0

$150 million of 4.50% Senior Notes	147.5	50.0

$150 million of 5.25% Senior Notes	151.3	25.0

A hypothetical 10% adverse or favorable change in interest rates applied to our variable rate debt would not have a material effect on current earnings.
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
Treasury rate lock agreements
In the third quarter of fiscal 2005, we entered into agreements to lock in interest rates to hedge against potential increases to interest rates prior to the issuance of our 4.50% Senior Notes and 5.25% Senior Notes. We determined that the treasury rate lock agreements were highly effective and qualified for hedge accounting. All treasury rate lock agreements have matured. The related gains were deferred and recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet and are being amortized to interest expense over the life of the respective debt instruments. As of February 25, 2006 and February 26, 2005, unamortized gains were $1.7 and $2.0 million, respectively.
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

As of February 25, 2006, we had contracts for the sale of foreign currency of approximately $52.1 million (primarily Euro and Brazilian real) and the purchase of foreign currency of approximately $32.1 million (primarily Brazilian real, Mexican peso, New Taiwan dollars and Canadian dollars). Comparatively, as of February 26, 2005, we had contracts for the sale of foreign currency of approximately $49.0 million (primarily Euro and pounds sterling) and the purchase of foreign currency of approximately $46.4 million (primarily Brazilian real, pounds sterling, New Taiwan dollars, and Canadian dollars). Refer to Note 14 to the consolidated financial statements for additional information.
At February 25, 2006 and February 26, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $16.8 million and $24.2 million, respectively, that would be recorded in the equity section of our balance sheet.
At February 25, 2006 and February 26, 2005, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $4.9 million and $3.6 million, respectively, that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.
At February 25, 2006, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions in fiscal 2007 of $24.8 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2006 and 2005 anticipatory cash flows that were hedged varied throughout each fiscal year, but averaged 42% in fiscal 2006 compared to 56% in fiscal 2005.
Dividend Policy
We are committed to returning value to our shareholders. Beginning in the second quarter of fiscal 2004, we commenced paying cash dividends on our common stock of $0.085 per share, equivalent to a full-year dividend of $0.34 per share. We currently plan to continue paying dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk disclosures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
GTECH Holdings Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 25, 2006 and February 26, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 25, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GTECH Holdings Corporation and subsidiaries at February 25, 2006 and February 26, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 25, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GTECH Holdings Corporation and subsidiaries’ internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
April 10, 2006

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 25,	February 26,
	2006	2005
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$235,191	$94,446
Investment securities available-for-sale	260,725	196,825
Trade and other receivables, net	183,561	172,167
Refundable performance deposit	8,000	8,000
Inventories	88,024	61,135
Deferred income taxes	26,398	31,435
Other current assets	47,819	26,646

TOTAL CURRENT ASSETS	849,718	590,654

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net	692,545	720,438

GOODWILL	346,096	331,022

PROPERTY, PLANT AND EQUIPMENT, net	101,416	74,558

INTANGIBLE ASSETS, net	64,212	70,839

OTHER ASSETS	45,915	67,630

TOTAL ASSETS	$2,099,902	$1,855,141

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$93,205	$99,234
Accrued expenses	46,220	54,227
Employee compensation	31,804	21,862
Advance payments from customers	63,768	42,865
Deferred revenue and advance billings	17,889	29,705
Income taxes payable	67,098	16,499
Taxes other than income taxes	17,106	16,572
Short-term borrowings	—	334
Current portion of long-term debt	9,148	2,476

TOTAL CURRENT LIABILITIES	346,238	283,774

LONG-TERM DEBT, less current portion	542,259	726,329

OTHER LIABILITIES	106,671	83,260

DEFERRED INCOME TAXES	99,362	106,010

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued	—	—
Common Stock, par value $.01 per share - 200,000,000 shares authorized, 127,179,225 and 116,551,144 shares issued; 127,179,225 and 115,006,751 shares outstanding at February 25, 2006 and February 26, 2005, respectively	1,272	1,166
Additional paid-in capital	444,810	278,204
Accumulated other comprehensive loss	(35,662)	(43,227)
Retained earnings	594,952	455,537

	1,005,372	691,680
Less cost of 1,544,393 shares in treasury at February 26, 2005	—	(35,912)

	1,005,372	655,768

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,099,902	$1,855,141

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

	Fiscal Year Ended
	February 25,	February 26,	February 28,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Revenues:
Services	$1,122,668	$1,017,683	$957,471
Sales of products	182,138	239,552	93,859

	1,304,806	1,257,235	1,051,330
Costs and expenses:
Costs of services	674,528	616,633	537,839
Costs of sales	104,037	157,974	59,226

	778,565	774,607	597,065

Gross profit	526,241	482,628	454,265

Selling, general and administrative	135,715	117,253	109,092
Research and development	49,869	52,559	57,318

Operating expenses	185,584	169,812	166,410

Operating income	340,657	312,816	287,855

Other income (expense):
Interest income	10,912	4,615	5,733
Equity in earnings of unconsolidated affiliates	1,941	2,812	6,236
Other income (expense)	(4,341)	5,356	1,889
Interest expense	(30,793)	(19,213)	(10,919)

	(22,281)	(6,430)	2,939

Income before income taxes	318,376	306,386	290,794

Income taxes	107,331	109,992	107,594

Net income	$211,045	$196,394	$183,200

Basic earnings per share	$1.73	$1.68	$1.57

Diluted earnings per share	$1.63	$1.50	$1.40

Weighted average shares outstanding - basic	121,884	116,739	116,464

Weighted average shares outstanding - diluted	130,385	132,559	132,625

Cash dividends declared per common share	$0.34	$0.34	$0.255

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 25,	February 26,	February 28,
	2006	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$211,045	$196,394	$183,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166,768	145,999	115,324
Intangibles amortization	10,582	12,616	3,735
Other amortization	154	—	—
Deferred income taxes	11,309	34,740	59,457
Tax benefit related to stock award plans	6,670	11,254	10,432
Minority interest	1,673	3,799	4,502
Equity in earnings of unconsolidated affiliates, net of dividends received	582	3,461	1,672
Gain on sale of investments	(751)	(10,924)	—
Non-cash gain from consolidation of West Greenwich Technology Associates, L.P.	—	—	(5,292)
Other	26,991	16,438	10,726
Changes in operating assets and liabilities:
Trade and other receivables, net	(17,420)	(42,745)	9,634
Inventories	(27,003)	28,522	3,030
Other current assets	(14,029)	1,654	(4,913)
Accounts payable	(4,854)	14,248	2,186
Employee compensation	8,295	(15,118)	(4,231)
Advance payments from customers	20,903	(33,994)	51,601
Deferred revenue and advance billings	(11,816)	15,037	(2,979)
Income taxes payable	54,675	11,484	(27,649)
Other assets and liabilities	(14,150)	(17,656)	4,632

NET CASH PROVIDED BY OPERATING ACTIVITIES	429,624	375,209	415,067

INVESTING ACTIVITIES
Acquisitions (net of cash acquired)	(23,084)	(200,730)	(74,442)
Purchases of systems, equipment and other assets relating to contracts	(137,316)	(245,592)	(268,010)
Purchases of available-for-sale investment securities	(147,275)	(246,975)	(242,050)
Maturities and sales of available-for-sale investment securities	83,375	272,000	20,200
Purchases of property, plant and equipment	(9,656)	(12,875)	(12,772)
License fees	(1,750)	—	(12,500)
Investments in and advances to unconsolidated subsidiaries	(1,488)	(2,071)	(2,885)
Refundable performance deposit	8,000	—	(20,000)
(Increase) decrease in restricted cash	5,080	(5,112)	—
Proceeds from sale of investments	3,000	11,773	—

NET CASH USED FOR INVESTING ACTIVITIES	(221,114)	(429,582)	(612,459)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	343,254	252,588
Principal payments on long-term debt	(2,302)	(167,692)	(33,293)
Purchases of treasury stock	(32,051)	(120,658)	—
Dividends paid	(41,672)	(39,830)	(29,977)
Premiums and fees paid in connection with the early retirement of debt	—	(10,610)	(731)
Proceeds from stock options	9,473	13,546	23,943
Other	(4,439)	(505)	(6,324)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(70,991)	17,505	206,206

Effect of exchange rate changes on cash	3,226	1,975	4,351

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	140,745	(34,893)	13,165

Cash and cash equivalents at beginning of year	94,446	129,339	116,174

CASH AND CASH EQUIVALENTS AT END OF YEAR	$235,191	$94,446	$129,339

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Outstanding	Common	Paid-in	Comprehensive	Retained	Treasury
	Shares	Stock	Capital	Loss	Earnings	Stock	Total
	(Dollars in thousands)
Balance at February 22, 2003	113,276,662	$923	$235,266	$(95,488)	$684,653	$(509,788)	$315,566

Comprehensive income:
Net income	—	—	—	—	183,200	—	183,200
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax benefits of $13 million	—	—	—	26,418	—	—	26,418
Unrecognized net loss on derivative instruments	—	—	—	(1,423)	—	—	(1,423)
Unrealized loss on investments	—	—	—	(15)	—	—	(15)

Comprehensive income							208,180
Cash dividends declared on common stock ($0.255 per share)	—	—	—	—	(30,178)	—	(30,178)
Shares issued to acquire Interlott Technologies, Inc.	1,435,130	—	20,622	—	—	10,212	30,834
Shares issued under employee stock purchase and stock award plans	424,024	—	—	—	843	2,669	3,512
Shares issued upon exercise of stock options	3,259,352	—	—	—	752	23,191	23,943
Tax benefits related to stock award plans	—	—	10,432	—	—	—	10,432

Balance at February 28, 2004	118,395,168	$923	$266,320	$(70,508)	$839,270	$(473,716)	$562,289

Comprehensive income:
Net income	—	—	—	—	196,394	—	196,394
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax benefits of $4 million	—	—	—	24,618	—	—	24,618
Unrecognized gain on interest rate locks	—	—	—	1,988	—	—	1,988
Unrecognized net gain on derivative instruments	—	—	—	677	—	—	677
Unrealized loss on investments	—	—	—	(2)	—	—	(2)

Comprehensive income							223,675
Treasury shares purchased	(5,262,900)	—	—	—	—	(120,658)	(120,658)
Cash dividends declared on common stock ($0.34 per share)	—	—	—	—	(40,101)	—	(40,101)
Shares issued under employee stock purchase and stock award plans	356,699	—	—	—	724	4,409	5,133
Shares issued upon exercise of stock options	1,517,784	—	—	—	(11,320)	24,866	13,546
Stock option compensation	—	—	630	—	—	—	630
Tax benefits related to stock award plans	—	—	11,254	—	—	—	11,254
Treasury stock retirement	—	(349)	—	—	(528,838)	529,187	—
July 2004 two-for-one stock split	—	592	—	—	(592)	—	—

Balance at February 26, 2005	115,006,751	$1,166	$278,204	$(43,227)	$455,537	$(35,912)	$655,768

Comprehensive income:
Net income	—	—	—	—	211,045	—	211,045
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax benefits of $4 million	—	—	—	7,313	—	—	7,313
Amortization of unrecognized gain on interest rate locks to interest expense	—	—	—	(330)	—	—	(330)
Unrecognized net gain on derivative instruments	—	—	—	507	—	—	507
Reclassification for loss included in net income	—	—	—	75	—	—	75

Comprehensive income							218,610
Treasury shares purchased	(1,326,100)	—	—	—	—	(32,051)	(32,051)
Cash dividends declared on common stock ($0.34 per share)	—	—	—	—	(41,947)	—	(41,947)
Shares issued under employee stock purchase and stock award plans	317,183	1	1,942	—	(1,219)	4,509	5,233
Shares issued upon exercise of stock options	935,225	5	5,696	—	(5,407)	9,178	9,472
Shares issued upon conversion of debentures	12,246,166	100	146,962	—	(23,057)	54,276	178,281
Unearned compensation – restricted stock	—	—	5,336	—	—	—	5,336
Tax benefits related to stock award plans	—	—	6,670	—	—	—	6,670

Balance at February 25, 2006	127,179,225	$1,272	$444,810	$(35,662)	$594,952	$—	$1,005,372

See Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
GTECH Holdings Corporation (“Holdings”) is a global gaming and technology company providing software, networks and professional services that power high-performance, transaction processing systems. We are the world’s leading operator of highly-secure online lottery transaction processing systems, doing business in 51 countries worldwide and we have a growing presence in commercial gaming technology and financial services transaction processing. We have a single operating and reportable business segment, the Transaction Processing segment. In these notes, the terms “Holdings,” “Company,” “we,” “our,” and “us” refer to GTECH Holdings Corporation and all subsidiaries included in the consolidated financial statements. Holdings conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only material asset, an investment in GTECH Corporation (“GTECH”), its wholly-owned subsidiary.
Basis of presentation and consolidation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Holdings, GTECH, and all majority-owned or controlled subsidiaries. We consolidate all entities that we control as well as variable interest entities for which we are the primary beneficiary.
We use the equity method to account for our investments in 20% to 50% owned affiliates and investments in certain corporate joint ventures, providing we are able to exercise significant influence over, but not control, the investee’s operating and financial policies. Consolidated net income includes our share of the net earnings of these companies. We account for our investments in less than 20% owned affiliates under the cost method. All significant intercompany accounts and transactions have been eliminated.
We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February. Fiscal 2006 and 2005 were 52-week years. Fiscal 2004 was a 53-week year and we included the extra week in our fourth quarter ended February 28, 2004.
Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.
Revenue recognition
Lottery and gaming transaction processing services
We generally conduct our lottery and gaming business under two types of contractual arrangements: Facilities Management Contracts and Product Sales Contracts.
Facilities management contracts
A majority of our revenues are derived from facilities management contracts, under which we construct, install, operate and retain ownership of the online lottery system (“lottery system”). These contracts generally provide for a variable amount of monthly or weekly service fees paid to us directly from the lottery authority based on a percentage of a lottery’s gross online and instant ticket sales or a percentage of net machine income. These fees are recognized as revenue in the period earned and are classified as Service Revenue in our Consolidated Income Statements when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists, which is typically when a customer contract has been signed

•	Services have been rendered

•	Our fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

•	Collectibility is reasonably assured
In instances where customer acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Whenever we enter into a product sale contract that involves the delivery or performance of multiple products and services that include the development and customization of software, implementation services, and licensed software and support services, we apply the consensus of EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, to determine whether the non-customization related deliverables specified in the contract that are not directly related to our technology, should be treated as separate units of accounting for revenue recognition purposes. If the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered.
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
In certain product sale contracts (primarily the stand alone sale of lottery or video lottery terminals and software deliverables that do not involve significant customization of software), we are not responsible for installation. In these cases, we recognize revenue when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists, which is typically when a customer contract has been signed

•	The product has been delivered

•	Our fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties

•	Collectibility is reasonably assured
In instances where installation is required and/or customer acceptance of the product is required, revenue is deferred until installation is complete, and any acceptance criteria have been met.
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
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
We earn a fee for processing commercial non-lottery transactions that is transaction-based (a fixed fee per transaction or a fee based on a percentage of dollar volume processed). We recognize these fees as service revenue at the time a transaction is processed based on the net amount retained in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”
Liquidated damage assessments
We record liquidated damage assessments, which are contractual penalties incurred due to a failure to meet specified deadlines or performance standards, as a reduction of revenue in the period they become probable and estimable. Liquidated damage assessments equaled 0.61%, 0.18% and 0.50% of our total revenues in fiscal 2006, 2005 and 2004, respectively.
Stock-based compensation
We have stock-based compensation plans which are described in detail in “Note 19 – Stock-Based Compensation Plans.” We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for our stock-based compensation plans and we have elected to continue to use the intrinsic value-based method to account for stock option grants. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of Statement of Financial Accounting Standards No. 123. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for restricted stock.
Had we elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net income and earnings per share would have been reduced to the pro forma amounts listed in the table below. During fiscal 2005 and 2004, the fair value of each grant was estimated on the date of grant using a Black-Scholes option pricing model. During fiscal 2006, the fair value of each grant was estimated on the date of grant using a binomial option pricing model. We changed our option pricing model to a binomial model as we believe the binomial model provides a better estimate of fair value. Also disclosed in the table below are the principal weighted average assumptions used to estimate the fair value of the grants.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$211,045	$196,394	$183,200
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3,857	3,134	2,067
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(8,497)	(8,006)	(6,540)

Pro forma net income	$206,405	$191,522	$178,727

Basic earnings per share:
As reported	$1.73	$1.68	$1.57
Pro forma	1.69	1.64	1.53
Diluted earnings per share:
As reported	$1.63	$1.50	$1.40
Pro forma	1.59	1.46	1.36

Estimated weighted average fair value of options granted per share	$7.00	$9.00	$5.00

Principal assumptions:
Risk-free interest rate	4.0%	3.1%	2.4%
Expected life (in years)	4.5	4.1	3.8
Expected volatility	34.8%	37.6%	39.0%
Expected dividend yield	1.4%	1.1%	2.0%
FASB Statement No. 123R
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005 (our fiscal 2007 first quarter). Early adoption is permitted. We plan to adopt SFAS 123R on the first day of fiscal 2007 (February 26, 2006).
SFAS 123R permits public companies to adopt its requirements using either the modified prospective transition (“MPT”) method or the modified retrospective transition (“MRT”) method. Under the MPT method, compensation cost for new awards and modified awards are recognized beginning with the effective date and the cost for awards that were granted prior to, but not vested as of the effective date, will be based on the grant date fair value estimate used for SFAS 123 pro forma disclosure purposes. The MRT method includes the requirements of the MPT method but also permits restatement of all prior periods presented or only the prior interim periods of the year of adoption. We plan to adopt SFAS 123R using the MPT method and we intend to use a lattice model to value stock options granted on or after February 26, 2006.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
We currently account for share-based payments to employees using the intrinsic value method under APB 25 and related Interpretations, and therefore, we generally recognize no compensation cost for employee stock options. We currently estimate the impact of adopting SFAS 123R will be in a range of $0.04 to $0.06 per diluted share in fiscal 2007 assuming a certain level of awards. Variation to the assumed level of awards and other factors could result in a different amount. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for these excess tax deductions were $6.7 million, $11.3 million, and $10.4 million in fiscal 2006, 2005 and 2004, respectively.
SEC Staff Accounting Bulletin No. 107
In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, to provide interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS No. 123R with existing SEC guidance. SAB No. 107 also requires the classification of stock compensation expense in the same financial statement line as cash compensation, and will therefore impact our service and product gross margins as well as our selling, general and administrative and research and development expenses.
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
Foreign currency translation
The functional currency for the majority of our foreign subsidiaries is the applicable local currency and items included in the financial statements of each entity are measured using that functional currency. For those subsidiaries, we translate assets and liabilities at exchange rates in effect at the balance sheet date, and income and expense accounts at weighted average exchange rates. The resulting foreign currency translation adjustments are recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. Gains or losses resulting from foreign currency transactions are recorded in our Consolidated Income Statements. We recognized net foreign exchange gains (losses) as a component of Service Revenue and Other Income (Expense) in our Consolidated Income Statements as follows:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(Dollars in thousands)
Service revenue	$1,461	$(2,357)	$(3,601)
Other income (expense)	(2,750)	(1,365)	(185)

Total net foreign exchange losses	$(1,289)	$(3,722)	$(3,786)

For those foreign subsidiaries operating in a highly inflationary economy or whose functional currency is the United States dollar, nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at current rates. The resulting foreign currency translation adjustments are recorded in Costs of Services in our Consolidated Income Statements.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Derivatives and hedging transactions
We use derivative financial instruments such as forward currency contracts and interest rate swaps to hedge our risk associated with foreign currency and interest rate fluctuations and we account for our derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for the designation and the assessment of the effectiveness of hedging relationships.
From time to time, we enter into foreign currency exchange and option contracts to reduce the exposure associated with certain firm commitments, variable service revenues and certain assets and liabilities denominated in foreign currencies. These contracts, which are classified as cash flow hedges, generally have maturities of 12 months or less and are regularly renewed to provide continuing coverage throughout the year. We do not engage in foreign currency speculation.
We record certain contracts used to provide us with a degree of protection against foreign currency exchange risk on our variable service revenues at fair value in our Consolidated Balance Sheets. The related gains or losses on these contracts are either deferred and included in Shareholders’ Equity (Accumulated Other Comprehensive Loss) or immediately recognized in earnings depending on whether the contract qualifies for hedge accounting. The deferred gains and losses are subsequently recognized in earnings in the period that the related items being hedged are received and recognized in earnings. Contracts used to hedge assets and liabilities denominated in foreign currencies are recorded in our Consolidated Balance Sheets at fair value and the related gains or losses on these contracts are immediately recognized in earnings as a component of Other Income (Expense) in our Consolidated Income Statements.
Interest rate swaps
From time to time, we enter into interest rate swap agreements to mitigate our exposure to interest rate changes. The amount and term of each interest rate swap agreement, which are classified as fair value hedges, are matched with all or a portion of the then outstanding principal balance and remaining term of a specific debt obligation. These agreements involve the exchange of fixed interest rates for variable interest rates over the term of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount receivable from or payable to counterparties is included as an asset or liability in our Consolidated Balance Sheets.
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
Advertising costs
Advertising costs are expensed as incurred and amounted to $10.1 million, $9.3 million and $6.9 million in fiscal 2006, 2005 and 2004, respectively.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Investment securities available-for-sale
Investment securities, which primarily consist of state and municipal auction rate securities and variable rate demand obligations, are designated as available for sale under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at fair value. We invest in short-term investments that are generally highly liquid and are assigned a minimal credit rating of A- or A3 from Standard and Poor’s or Moody’s Investor Service, respectively. Any unrealized gains and losses, net of income tax effects, would be computed on the basis of specific identification and reported as a component of Accumulated Other Comprehensive Loss in our Consolidated Balance Sheets. Realized gains and losses would be included in Other Income (Expense) in our Consolidated Income Statements. We did not incur any unrealized or realized gains or losses in fiscal years 2006 and 2005.
Trade and other receivables, net
Trade and other receivables are reported net of allowances for doubtful accounts and liquidated damages (contractual penalties incurred due to a failure to meet specified deadlines or performance standards) of $14.0 million and $9.3 million at February 25, 2006 and February 26, 2005, respectively. Allowances for doubtful accounts are generally recorded for all items greater than 60 days past due and when there is objective evidence that we will not be able to collect the related receivables. Bad debts are written off when identified. Allowances for liquidated damages are recorded when penalties resulting from a failure to meet specified deadlines or performance standards are payable and estimable. We evaluate the collectibility of trade and other receivables on a customer-by-customer basis and we believe our reserves are adequate; however, if economic circumstances change significantly resulting in a major customer’s inability or unwillingness to meet its financial obligations to us, original estimates of the recoverability of amounts due to us could be reduced by significant amounts requiring additional reserves.
Inventories and obsolescence
Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories include amounts we manufacture or assemble for our long-term service contracts, which are transferred to systems, equipment and other assets relating to contracts, net upon shipment. Inventories also include amounts related to product sales contracts, including product sales under long-term contracts. We regularly review inventory quantities on hand and record reserves for potentially obsolete or slow-moving inventory based primarily on our estimated forecast of product demand and production requirements. We believe our reserves are adequate; however, should future sales forecasts change, our original estimates of obsolescence could increase by a significant amount requiring additional reserves.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Systems, equipment and other assets relating to contracts, net
Systems, equipment and other assets relating to contracts are stated on the basis of cost. The cost is depreciated over the estimated useful life of the assets using the straight-line method depending on the type of cost. Cost is comprised of two categories:
•	hard costs (for example: terminals, mainframe computers and communications equipment) and;

•	soft costs (for example: software development).
Hard costs are depreciated using the straight line method over the base term of the contract plus extension years provided for in the contract that are deemed probable, but not to exceed 10 years. Soft costs are depreciated using the straight line method over the base term of the contract, but not to exceed 10 years.
The carrying value of systems, equipment and other assets relating to contracts are reviewed for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
Property, plant and equipment, net
Property, plant and equipment is stated on the basis of cost. The cost is depreciated over the estimated useful life of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives are generally 10 to 30 years for buildings and five to 10 years for furniture and equipment.
The carrying value of property, plant and equipment is reviewed for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
Capitalized computer software costs
Capitalized computer software costs are comprised of amounts specific to customer contracts and amounts related to software products that are, or are anticipated to be, included in our product offerings.
Specific to customer contracts
Costs specific to customer contracts are capitalized and included in Systems, Equipment and Other Assets Relating to Contracts, net in our Consolidated Balance Sheets. The costs are depreciated using the straight line method over the base term of the contract, but not to exceed 10 years.
Product offerings
Costs related to product offerings are charged to research and development expense as incurred until such time as technological feasibility has been established for the product. Thereafter, they are capitalized and included in Intangible Assets, net in our Consolidated Balance Sheets and are generally amortized over their useful life on a straight-line basis. We periodically evaluate costs related to product offerings for impairment based on customer requirements.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Unamortized computer software costs consist of the following:

	February 25, 2006	February 26, 2005
	(Dollars in thousands)
Specific to customer contracts	$55,644	$53,407
Product offerings	4,980	7,627

	$60,624	$61,034

Depreciation and amortization expense related to computer software costs is included in Costs of Services or Costs of Sales in our Consolidated Income Statements and consist of the following:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(Dollars in thousands)
Specific to customer contracts	$15,251	$12,420	$10,447
Product offerings	2,799	2,447	1,544

	$18,050	$14,867	$11,991

Goodwill and other intangible assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets determined to have indefinite useful lives are not amortized but are reviewed for impairment annually or more frequently if events or circumstances indicate these assets may be impaired. Other intangible assets determined to have definite lives are amortized over their useful lives. We review other intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include, among others, significant adverse changes in the extent or manner in which an asset is being used or in legal factors or in the business climate that could affect the value of an asset.
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

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – COMMON STOCK SPLIT AND TREASURY STOCK RETIREMENT
In June 2004 (our fiscal 2005 second quarter), our Board of Directors approved a 2-for-1 common stock split, payable in the form of a stock dividend, which entitled each shareholder of record on July 1, 2004 to receive one share of common stock for each outstanding share of common stock held on that date. The stock dividend was distributed on July 30, 2004. All references to common shares and per share amounts herein have been restated to reflect the stock split for all periods presented.
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
NOTE 3 – ACQUISITION OF THE COMPANY
On January 10, 2006, the Company entered into an agreement and plan of merger (“Merger”) with Lottomatica S.p.A., an Italian corporation and exclusive license holder and operator of Italy’s Lotto (“Lottomatica”), whereby Lottomatica will acquire Holdings for $35.00 in cash per outstanding Holdings share. The total value of the transaction is approximately $4.8 billion, including the assumption of Holding’s existing net debt. In connection with the transaction (as currently contemplated), Holdings expects to incur approximately $19 million to $21 million of transaction costs from the close of fiscal 2006 through the closing of the transaction, of which approximately $12 million to $14 million are contingent upon completion of the transaction. These costs are subject to change based on changes in terms of the transaction.
Completion of the transaction, which is expected to occur in mid-2006, is subject to receipt of financing, approval by Holdings shareholders, regulatory approvals, receipt of contract assignment assurance from certain significant lottery customers, Lottomatica maintaining a pro forma investment grade credit rating, and other customary conditions. Subsequent to the acquisition, Holdings shares will be delisted on the New York Stock Exchange.
NOTE 4 – BUSINESS ACQUISITIONS
PolCard S.A.
In May 2003, we completed the acquisition of a controlling equity position in PolCard S.A. (“PolCard”), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. On September 28, 2005, we purchased an additional 11.681% of PolCard from Innova Capital Sp. z o.o. (“Innova”) for cash consideration of approximately $21.5 million, resulting in PolCard’s outstanding equity being owned 74.5% by us, 25.2% by two funds managed by Innova, and 0.3% by the Polish Bank Association, one of PolCard’s previous owners.
The terms of the Share Purchase Agreement which govern the purchase of the additional 11.681% of PolCard included a commitment by GTECH and Innova, as the majority shareholders of PolCard, to vote in favor of a general shareholder dividend of approximately $25.0 million to be paid after the close of PolCard’s fiscal year ending on February 25, 2006, and for PolCard to loan to Innova approximately $6.3 million in anticipation of the dividend. This loan was advanced on December 22, 2005, bears interest at WIBOR plus 1.75% (5.92% as of February 25, 2006), and is fully secured by the dividend and by PolCard shares currently owned by Innova. We currently estimate that the dividend will be declared and paid by July 2006.
We have three fair value options to purchase Innova’s interest in PolCard, and Innova has the reciprocal right to sell its interest in PolCard to us at fair value. Each fair value option has a duration of 90 days and, in the absence of an agreed price between the parties prior to the commencement of an option period, will be based on an appraised value from at least two investment banks at the date of each option period.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – BUSINESS ACQUISITIONS (continued)
We estimate that the buyout prices of each fair value option, based on discounted cash flows, could be as follows:

	Buyout Percentage
	of the PolCard	Range of
Exercise Date Commencing In	Outstanding Equity	Buyout Price
May 2007	12.6%	$20 to $30 million
May 2008	6.3%	$11 to $17 million
May 2009	6.3%	$13 to $19 million
BillBird S.A.
On September 9, 2004, we completed the acquisition of privately-held BillBird S.A. (“BillBird”), the leading provider of electronic bill payment services in Poland, for an all-cash purchase price of approximately $6.0 million. The results of BillBird’s operations have been included in the consolidated financial statements since that date. Approval of this transaction by our shareholders was not required.
Leeward Islands Lottery Holding Company Inc.
On May 5, 2004, we completed the acquisition of privately-held Leeward Islands Lottery Holding Company Inc. (“LILHCo”), a lottery operating company headquartered on the Caribbean islands of Antigua and St. Croix, for an all-cash purchase price of approximately $40 million. The results of LILHCo’s operations have been included in the consolidated financial statements since that date. Approval of this transaction by our shareholders was not required.
Spielo Manufacturing Incorporated
On April 30, 2004, we completed the acquisition of privately-held Spielo Manufacturing Incorporated (“Spielo”), a leading provider of video lottery terminals (“VLTs”) and related products and services to the global gaming industry, for an all-cash purchase price of approximately $150 million. In addition, we paid Spielo shareholders approximately $10.7 million out of a potential maximum earn-out amount of up to $35 million, which Spielo shareholders were entitled to receive in the 18 months following the closing, based upon Spielo achieving certain VLT installation objectives in New York and separately, a working capital adjustment of approximately $1.5 million. The results of Spielo’s operations have been included in the consolidated financial statements since April 30, 2004. Approval of this transaction by our shareholders was not required.
The following table summarizes the estimated fair values of Spielo’s assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Current assets	$18,616
Systems, equipment and other assets relating to contracts, net	13,710
Goodwill	112,917
Property, plant and equipment, net	5,646
Intangible assets, net	31,470
Sales-type lease receivables	185
Deferred income taxes	1,683

Total Assets Acquired	184,227

Current liabilities	8,056
Long-term debt, less current portion	280
Deferred income taxes	12,644

Total Liabilities Assumed	20,980

Net Assets Acquired	$163,247

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – BUSINESS ACQUISITIONS (continued)
Goodwill of $112.9 million, which is not deductible for income tax purposes, was assigned to our single operating and reportable business segment, the Transaction Processing segment. Acquired intangible assets of $31.5 million had a weighted average useful life of approximately 6 years at the date of acquisition as follows:

	Weighted	Gross
	Average	Carrying
	Period	Amount
		(in thousands)
Subject to amortization
Customer contracts	7	$19,840
Computer software	4	8,200
Non-compete agreement	5	370
Trademarks	4	160

		28,570

Not subject to amortization
Trademarks		2,900

		$31,470

NOTE 5 — INVENTORIES

	February 25, 2006	February 26, 2005
	(Dollars in thousands)
Raw materials	$19,465	$29,622
Work in progress	37,157	15,492
Inventoried costs related to long-term contracts	25,606	6,800
Finished goods	5,796	9,221

	$88,024	$61,135

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for using contract accounting.
Amounts received from customers in advance of revenue recognition totaled $63.8 million and $42.9 million at February 25, 2006 and February 26, 2005, respectively, of which $33.3 million and $25.3 million were associated with inventoried costs related to long-term contracts. These amounts are included in Advance Payments from Customers in our Consolidated Balance Sheets.
NOTE 6 — SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, NET

	February 25, 2006	February 26, 2005
	(Dollars in thousands)
Land and buildings	$1,182	$1,182
Computer terminals and systems	1,436,750	1,407,134
Furniture and equipment	176,440	186,891
Contracts in progress	50,889	30,407

	1,665,261	1,625,614
Less accumulated depreciation	972,716	905,176

	$692,545	$720,438

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

	February 25, 2006	February 26, 2005
	(Dollars in thousands)
Land and buildings	$44,303	$43,667
Furniture and equipment	127,871	124,562
Construction in progress	38,751	14,300

	210,925	182,529
Less accumulated depreciation	109,509	107,971

	$101,416	$74,558

As described further in Note 9 “License Fee” and Note 16 “Guarantees and Indemnifications”, under our Master Contract with the State of Rhode Island, we are responsible for the development of a new world headquarters facility (“Facility”) in Providence, Rhode Island by December 31, 2006. We have engaged US Real Estate Limited Partnership (the “Developer”) to build, own and operate this Facility.
Under EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction”, we are considered the owner of the Facility (for accounting purposes only). Accordingly, during fiscal 2006 and 2005, we capitalized approximately $26.4 million and $6.6 million of costs incurred by the Developer. These costs are included in construction in progress within Property, Plant and Equipment, net and a corresponding liability for the same amount is included in Other Liabilities in our Consolidated Balance Sheets at February 25, 2006 and February 26, 2005.
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets with indefinite lives are not amortized. Instead, they are tested annually for impairment, or more frequently if events or circumstances indicate that these assets may be impaired. Intangible assets deemed to have definite lives are amortized over their useful lives.
A reconciliation of the net carrying amount of goodwill is as follows:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005
	(Dollars in thousands)
Balance at the beginning of the year	$331,022	$188,612
Goodwill acquired during the year	15,577	144,532
Adjustments to purchase price allocations during the year	(503)	(2,122)

Balance at the end of the year	$346,096	$331,022

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS (continued)
A reconciliation of the net carrying amount of intangible assets is as follows:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005
	(Dollars in thousands)
Balance at the beginning of the year	$70,839	$28,231
Intangible assets acquired during the year:
Purchase business combination related:
Customer contracts	3,852	43,200
Capitalized computer software	134	8,447
Trademarks	—	3,060
Non-compete agreement	—	447

	3,986	55,154

License fee	1,750	—

Total intangible assets acquired	5,736	55,154

Other	(1,781)	70
Amortization expense	(10,582)	(12,616)

Balance at the end of the year	$64,212	$70,839

Purchase business combination intangible assets acquired during fiscal 2006 relate to the acquisition of an additional 11.681% of PolCard (refer to Note 4 for detailed disclosures).
The following tables present the information for intangible assets, which are being amortized over their estimated useful lives, with no estimated residual values.

	As of February 25, 2006
	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount
	(Dollars in thousands)
Subject to amortization
Customer contracts	10	$56,162	$15,735	$40,427
Capitalized computer software	5	24,599	19,619	4,980
License fees	20	14,250	1,728	12,522
Patents	6	5,100	2,053	3,047
Non-compete agreement	4	669	415	254
Trademarks	4	160	78	82

		100,940	39,628	61,312

Not subject to amortization
Trademarks		2,900	—	2,900

		$103,840	$39,628	$64,212

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

	As of February 26, 2005
	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount
	(Dollars in thousands)
Subject to amortization
Customer contracts	10	$54,244	$9,810	$44,434
Capitalized computer software	5	24,465	16,838	7,627
License fee	20	12,500	1,038	11,462
Patents	6	5,100	1,203	3,897
Non-compete agreement	4	669	275	394
Trademarks	4	160	35	125

		97,138	29,199	67,939

Not subject to amortization
Trademarks		2,900	—	2,900

		$100,038	$29,199	$70,839

The weighted average amortization period in total for intangible assets as of February 25, 2006 was 9 years.
Amortization expense for fiscal 2006, 2005 and 2004 is as follows:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(Dollars in thousands)
Customer contracts	$6,061	$8,468	$1,342
Capitalized computer software	2,799	2,447	1,544
Patents	850	850	353
License fee	690	625	413
Non-compete agreement	139	191	83
Trademarks	43	35	—

Total intangibles amortization	$10,582	$12,616	$3,735

Amortization expense for the next five fiscal years and thereafter is estimated to be as follows (in thousands):

Amortization
Fiscal Year	Expense
2007	$9,675
2008	9,117
2009	6,345
2010	5,603
2011	4,642
Thereafter	25,930

Total	$61,312

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – LICENSE FEE
In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the “Lottery”) that amended our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. This license fee is included in Intangible Assets, net in our Consolidated Balance Sheet at February 25, 2006 and is being amortized as a reduction in service revenue on a straight-line basis over the 20-year term of the Master Contract. (See Note 8).
The Master Contract is part of a comprehensive economic development package that provides incentives for us to keep our world headquarters and manufacturing operations in Rhode Island. Under the terms of the Master Contract, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the $12.5 million up-front license fee; new online and video lottery related hardware, software and services; the development of a new world headquarters facility of at least 210,000 square feet in Providence, Rhode Island by December 31, 2006; and improvements to our existing manufacturing facility in West Greenwich, Rhode Island. We have agreed to employ at least 1,000 people full-time in Rhode Island by the end of calendar year 2005 (such requirement was met) and maintain that level of employment thereafter. In the event the State of Rhode Island takes certain actions which affect our financial performance, we will be automatically released from the in-state employment obligation. We currently plan to satisfy our obligation to invest (or cause to be invested) at least $100 million in the State of Rhode Island by December 31, 2006. In addition, in July 2003 we entered into a tax stabilization agreement with the City of Providence (the “City”), whereby the City agreed to stabilize the real estate and personal property taxes payable in connection with our new world headquarters facility in the City for 20 years. We also agreed to complete and occupy the facility by December 31, 2006, employ 500 employees at the facility by 2009, and we made certain commitments regarding our employment, purchasing and education activities in the City. The Lottery may terminate the Master Contract in the event that we fail to meet our obligations as stated above.
NOTE 10 — REFUNDABLE PERFORMANCE DEPOSIT
In September 2003, we entered into a 12-year contract extension to provide online lottery products and services to SAZKA, a.s. (“SAZKA”), the operator of lottery and betting games in the Czech Republic. The contract extension commenced on January 1, 2006 and expires on December 31, 2017. As part of the contract extension, we paid SAZKA a $20 million performance deposit that SAZKA will repay upon the achievement of certain milestones (the first installment of $8 million was repaid by SAZKA in January 2006). The remaining performance deposit is scheduled to be repaid as follows (in thousands):

On or before January 2, 2007	$8,000
On or before January 2, 2008	2,000
On or before January 2, 2009	1,000
On or before January 2, 2010	1,000

$12,000

The amounts due subsequent to January 2, 2007 ($4 million) are included in Other Assets in our Consolidated Balance Sheet.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – RESTRICTED ASSETS
Pursuant to a June 2004 ruling (the “Ruling”) in a civil action initiated by federal attorneys with Brazil’s Public Ministry, certain of our Brazilian assets totaling approximately $10.7 million (including $5.1 million of cash that was included in Other Assets in our Consolidated Balance Sheet at February 26, 2005), was restricted from transfer or sale. In July 2004, we filed an appeal of the Ruling and in March 2005, an appellate court decision ordered that the restrictions on the transfer or sale of our Brazilian assets be removed. Accordingly, there were no restricted assets as of February 25, 2006.
NOTE 12 – PRODUCT WARRANTIES
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
We typically do not provide a product warranty on purchased products sold to our customers but attempt to pass the manufacturer’s warranty, if any, on to them.
A summary of product warranty activity for the twelve months ended February 25, 2006 and February 26, 2005 is as follows:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005
	(Dollars in thousands)
Balance at the beginning of the year	$1,634	$749
Opening reserve balance associated with acquisitions	—	1,126
Additional reserves	733	1,508
Charges incurred	(630)	(1,201)
Change in estimate	(524)	(603)
Other	42	55

Balance at the end of the year	$1,255	$1,634

Our reserves for product warranty are included in Accrued Expenses in our Consolidated Balance Sheets.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – LONG -TERM DEBT

	February 25, 2006	February 26, 2005
	(Dollars in thousands)
4.75% Senior Notes due October 2010	$249,745	$249,690
4.50% Senior Notes due December 2009	149,687	149,604
5.25% Senior Notes due December 2014	148,837	148,704
1.75% Convertible Debentures due December 2021	6,615	175,000
Fair value of interest rate swaps	(6,063)	541
Other, due through October 2007	2,586	5,266

	551,407	728,805
Less current portion	9,148	2,476

	$542,259	$726,329

At February 25, 2006, long-term debt matures as follows (in thousands):

	Fiscal
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$9,148	$52	$—	$148,093	$245,810	$148,304	$551,407

4.75% Senior Notes
In October 2003, Holdings issued, in a private placement, $250 million principal amount of 4.75% Senior Notes due October 15, 2010, all of which were subsequently exchanged for 4.75% Senior Notes due October 15, 2010 registered under the Securities Act of 1933 (the “2010 Senior Notes”). The 2010 Senior Notes are unsecured and unsubordinated obligations of Holdings that are fully and unconditionally guaranteed by GTECH and certain of its subsidiaries. Interest is payable semi-annually in arrears on April 15 and October 15 of each year.
In conjunction with the 2010 Senior Notes offering, in October 2003, GTECH entered into three interest rate swap contracts that effectively convert $150 million of the 2010 Senior Notes from a fixed rate debt to a floating rate debt for the period October 15, 2003 to October 15, 2010.
4.50% Senior Notes and 5.25% Senior Notes
In November 2004, Holdings issued, in a private placement, $150 million principal amount of 4.50% Senior Notes due December 1, 2009, and $150 million principal amount of 5.25% Senior Notes due December 1, 2014 (collectively, the “Senior Notes”). The Senior Notes were subsequently exchanged for notes with otherwise identical terms registered under the Securities Act of 1933 (the “registered Senior Notes”). The registration statement was initially filed on January 12, 2005 and was declared effective by the Securities and Exchange Commission on April 18, 2005. The registered Senior Notes are unsecured and unsubordinated obligations of Holdings that are fully and unconditionally guaranteed by GTECH and certain of its subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1 of each year.
In conjunction with the Senior Notes offering, in November 2004, GTECH entered into three interest rate swap contracts that effectively convert $50 million of the registered Senior Notes from a fixed rate to a floating rate for the period November 2004 to December 2009 and $25 million of the registered Senior Notes from a fixed rate to a floating rate for the period November 2004 to December 2014.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – LONG -TERM DEBT (continued)
1.75% Convertible Debentures
In December 2001, Holdings issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures due December 15, 2021 (the “Debentures”). The Debentures are unsecured and unsubordinated obligations of Holdings that are fully and unconditionally guaranteed by GTECH and certain of its subsidiaries. Interest on the Debentures is payable semi-annually in arrears on June 15 and December 15 of each year and accrues at an initial rate of 1.75% per year, subject to reset beginning December 15, 2006 under certain circumstances. In no event will the interest rate be reset below 1.75% or above 2.5% per year.
On or after December 15, 2006, we may redeem for cash, all or part of the Debentures at a redemption price equal to 100% of the principal amount of the Debentures, plus accrued interest up to, but not including, the date of redemption. Holders of the Debentures may require us to repurchase all or part of their Debentures on December 15, 2004, December 15, 2006, December 15, 2011 and December 15, 2016 at a price equal to 100% of the principal amount of the Debentures, plus accrued interest. We may choose to pay the purchase price in cash, shares of our common stock, or a combination of both. If we elect to pay any of the purchase price in shares, the number of shares we are required to deliver is equal to the portion of the purchase price paid in shares divided by 95% of the fair value of the shares at the time of settlement. In addition, upon a change in control of our Company occurring on or before December 15, 2021, each Debenture holder may require us to repurchase all or a portion of such holder’s Debentures for cash. No Debentures were tendered for repurchase on December 15, 2004.
We classified the Debentures as current assuming that should holders of the Debentures require us to repurchase all or a part of them on December 15, 2006 or should we redeem them for cash on or after December 15, 2006, we would use available cash for payment.
The Debentures are convertible at the option of the holder into shares of our common stock at an initial conversion rate of 72.7272 shares of common stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.75 per share, subject to certain adjustments, in the following circumstances:
(i)	if the sale price of our common stock is more than 120% of the conversion price (approximately $16.50 per share) for at least 20 trading days in a 30 trading-day period prior to the date of surrender for conversion;

(ii)	during any period in which the credit ratings assigned to the Debentures by Moody’s or Standard & Poor’s are reduced to below Ba1 or BB, respectively, or in which the credit rating assigned to the Debentures is suspended or withdrawn by either rating agency;

(iii)	if the Debentures have been called for redemption; or

(iv)	upon the occurrence of specified corporate transactions.
Should the Debentures meet the conversion requirements, a total of 12.7 million shares of our common stock would be issuable. The Debentures became convertible on May 1, 2003 and remained convertible through the end of fiscal 2006 (February 25, 2006) because the sale price of our common stock was more than 120% of the conversion price (approximately $16.50 per share) for at least 20 trading days in a 30 trading-day period.
During fiscal 2006, $168.4 million principal amount of the Debentures were converted by holders of the Debentures, resulting in the issuance of 12.2 million shares of Holdings’ common stock.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – LONG -TERM DEBT (continued)
Credit Facility
We have a $500 million unsecured revolving credit facility expiring on October 25, 2009 (the “Credit Facility”). The Credit Facility is unsecured and unsubordinated and is fully and unconditionally guaranteed by Holdings and certain of GTECH’s subsidiaries. Interest is generally payable monthly in arrears at rates determined by reference to the LIBOR rate plus a margin based on Holdings senior unsecured long-term debt rating. At February 25, 2006 and February 26, 2005, there were no outstanding borrowings under the Credit Facility. At February 25, 2006, GTECH was required to pay a facility fee of .125% per annum on the total revolving credit commitment. The Credit Facility includes a letter of credit facility of up to $100 million. At February 25, 2006, we had $6.0 million of letters of credit issued and outstanding under the Credit Facility and $75.4 million of letters of credit issued and outstanding outside of the Credit Facility. The total weighted average annual cost for all letters of credit was 0.76%.
The credit agreement for the Credit Facility has covenants including, among other things, requirements relating to the maintenance of certain financial ratios. There are no covenants in the Credit Facility that restrict our ability to pay dividends.
During fiscal 2006, we paid annual cash dividends on our common stock of $0.34 per share. At February 25, 2006, we had $595 million of retained earnings available for the payment of dividends.
At February 25, 2006 we were in compliance with all applicable covenants contained in our debt agreements.
NOTE 14 — FINANCIAL INSTRUMENTS
Credit risk
We manage our exposure to counterparty credit risk by entering into financial instruments with major, financially sound counterparties with high-grade credit ratings and by limiting exposure to any one counterparty.
Cash and cash equivalents
Cash equivalents are stated at cost, which approximates fair value.
Investment securities available-for-sale
The carrying amounts of our investment securities (which approximate fair value) are as follows:

	February 25, 2006	February 26, 2005
	(Dollars in thousands)
State and Municipal Auction Rate Securities	$176,025	$196,825
State and Municipal Variable Rate Demand
Obligations	84,700	—

	$260,725	$196,825

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — FINANCIAL INSTRUMENTS (continued)
Long-term debt
The carrying amounts and estimated fair values of our debt, as determined by an independent investment banker, are as follows:

	February 25, 2006		February 26, 2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
4.75% Senior Notes due October 2010	$249,745	$245,015	$249,690	$248,565
4.50% Senior Notes due December 2009	149,687	145,946	149,604	148,620
5.25% Senior Notes due December 2014	148,837	150,771	148,704	149,238
1.75% Convertible Debentures due December 2021	6,615	16,124	175,000	304,500
Fair value of interest rate swaps	(6,063)	(6,063)	541	541
Other, due through October 2007	2,586	2,586	5,266	5,266

	$551,407	$554,379	$728,805	$856,730

Foreign currency exchange contracts
The following table summarizes, by major currency, the contractual amounts of our forward exchange and option contracts translated to United States dollars using the contractual forward foreign exchange rates. The buy and sell amounts represent the United States dollar equivalent of commitments to purchase and sell foreign currencies.

	February 25, 2006		February 26, 2005
	Buy	Sell	Buy	Sell
	Contracts	Contracts	Contracts	Contracts
	(Dollars in thousands)
Brazilian real	$10,000	$15,000	$10,100	$—
Mexican peso	5,579	946	3,929	—
Taiwan dollar	3,312	627	7,010	—
Canadian dollar	2,776	3,211	6,491	—
Swedish krona	2,351	—	3,705	1,250
Euro	2,207	23,862	6,195	24,876
Pounds sterling	1,924	—	7,643	11,618
Columbian peso	—	4,079	—	—
Czech koruna	—	—	—	3,108
Other	3,986	4,339	1,327	8,106

	$32,135	$52,064	$46,400	$48,958

The fair value of our foreign currency exchange contracts (which was not material at February 25, 2006) are estimated based on quoted market prices of comparable contracts, adjusted through interpolation when necessary for maturity differences.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — FINANCIAL INSTRUMENTS (continued)
Interest rate swaps
Interest rate swaps outstanding and the related debt instruments are as follows:

	February 25, 2006		February 26, 2005
	Debt	Interest Rate	Debt	Interest Rate
	Carrying	Swaps	Carrying	Swaps
	Amount	Outstanding	Amount	Outstanding
	(Dollars in thousands)
4.75% Senior Notes due October 2010	$249,745	$150,000	$249,690	$150,000
4.50% Senior Notes due December 2009	149,687	50,000	149,604	50,000
5.25% Senior Notes due December 2014	148,837	25,000	148,704	25,000
These interest rate swaps exchange fixed interest rates for variable interest rates through the due date of the related debt instrument.
During the first quarter of fiscal 2005, in connection with the repurchase of $90 million of 7.87% Series B Guaranteed Senior Notes due May 2007, we recorded a net charge of $0.8 million, principally comprised of a redemption premium net of deferred interest rate swap gains, which we recorded in Other Income (Expense) in our Consolidated Income Statement.
Treasury rate lock agreements
During the third quarter of fiscal 2005, we entered into agreements (which have since matured) to lock in interest rates to hedge against potential increases to interest rates prior to the issuance of our Senior Notes due December 2009 and December 2014. We determined that the treasury rate lock agreements were highly effective and qualified for hedge accounting. The related gains were deferred and recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet and are being amortized to interest expense over the life of the respective debt instruments. As of February 25, 2006 and February 26, 2005, the unamortized gains were $1.7 and $2.0 million, respectively.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Contracts
Our facilities management contracts generally contain time schedules for, among other things, commencement of system operations and the installation of terminals, as well as detailed performance standards. We are typically required to furnish substantial bonds to secure our performance under contracts. In addition to other possible consequences, including contract termination, failure to meet specified deadlines or performance standards could trigger substantial penalties in the form of liquidated damage assessments. Many of our contracts permit the customer to terminate the contract at will and do not specify the compensation, if any, that we would be entitled to, were such a termination to occur. In fiscal 2006, 2005 and 2004, we paid or incurred liquidated damages (with respect to our contracts) of $8.0 million, $2.3 million and $5.2 million, respectively.
Acquisition
We entered into an agreement in December 2004, as amended in January 2006, to acquire a 50% controlling equity position in the Atronic group of companies (“Atronic”) owned by Paul and Michael Gauselmann (the “Gauselmanns”). The remaining 50% of Atronic will be retained by the Gauselmanns. Atronic is a video gaming machine manufacturer and also develops video machine games and customized solutions for dynamic gaming operations. This transaction is contingent upon regulatory and gaming license approvals and other closing conditions, and is expected to be completed by December 2007.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — COMMITMENTS AND CONTINGENCIES (continued)
The final purchase price for Atronic will be calculated pursuant to a performance-based formula equal to eight times Atronic’s EBITDA (earnings before interest, taxes, depreciation and amortization) for its fiscal year ending December 31, 2006, provided however, that the payment shall not be less than Euro 20 million. In addition, the Gauselmanns have the potential to receive an earn-out payment one year after the closing, if Atronic’s 2007 performance exceeds certain specified thresholds. However, if Euro 20 million was paid at the closing and if such payment exceeds the payment that would have been made pursuant to the performance-based formula, then any excess will be applied to the earn-out payment. Should we purchase the remaining 50% interest in Atronic, any remaining unapplied excess would be credited toward that purchase. We currently expect the all-cash transaction will have a total value of approximately $100 million to $150 million, for our 50% share, including the assumption of debt.
Through the end of 2011, we have the option to purchase the Gauselmanns’ remaining 50% interest in Atronic at a price calculated pursuant to a performance based formula equal to eight times Atronic’s EBITDA for its previous twelve months, plus an earn-out payment pursuant to a performance based formula if certain specified thresholds are exceeded. However, the payment for the second 50% shall not be less than Euro 50 million. During this period, the Gauselmanns have put rights that become effective only under certain circumstances. The exercise price of these puts under the specified circumstances would be calculated through a performance based formula.
Beginning in 2012, we have the option to purchase the Gauselmanns’ remaining interests in Atronic and Gauselmann has a reciprocal right to sell its interest to us at a value determined by independent appraisers.
Litigation
Brazilian Legal Proceedings
The CEF Contract Proceedings
Background. In January 1997, Caixa Economica Federal (“CEF”), the Brazilian bank and operator of Brazil’s National Lottery, and Racimec Informática Brasileira S.A. (“Racimec”), the predecessor of the Company’s subsidiary GTECH Brasil Ltda. (“GTECH Brazil”), entered into a four-year contract pursuant to which GTECH Brazil agreed to provide online lottery services and technology to CEF (the “1997 Contract”). In May 2000, CEF and GTECH Brazil terminated the 1997 Contract and entered into a new agreement (the “2000 Contract”) obliging GTECH Brazil to provide lottery goods and services and additional financial transaction services to CEF for a contract term that, as subsequently extended, was scheduled to expire in April 2003. In April 2003, GTECH Brazil entered into an agreement with CEF (the “2003 Contract Extension”) pursuant to which: (a) the term of the 2000 Contract was extended into May 2005, and (b) fees payable to GTECH Brazil under the 2000 Contract were reduced by 15%.
In May 2005, CEF completed a procurement process for products and services to replace those that we provided under the 2000 Contract. Based upon the commodity auction nature of the procurement process and the revenue restrictions that were then imposed on us by the courts at the time, we elected not to participate in the bid process. CEF also announced at such time that it was developing its central system in-house.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — COMMITMENTS AND CONTINGENCIES (continued)
In May 2005, CEF and GTECH Brazil entered into a new agreement (the “2005 Contract”) to provide the same lottery and financial transaction goods and services as were provided under the 2000 Contract. The 2005 Contract includes a discount of approximately 12% from the then-current pricing under the 2000 Contract and provides for a contract term through May 14, 2006, unless CEF elects to extend the term beyond such date. In addition, the 2005 Contract provides for GTECH Brazil to be paid in part based upon the number of terminals installed and connected to the GTECH Brazil central system. As and when new terminals are installed and connected to the CEF central system, terminals will be de-installed from the GTECH Brazil central system, and as this occurs, revenues otherwise payable to GTECH Brazil under the 2005 Contract will be correspondingly reduced. The de-installation of GTECH Brazil terminals from our central system will materially reduce our revenues to be received under the 2005 Contract and any short-term extensions thereof. We may be required to record a charge of $48.4 million to our consolidated income statement respecting accumulated foreign currency translation losses related to our operations in Brazil upon the expiration of the 2005 Contract.
Fiscal 2006 revenues from the 2000 Contract through May 14, 2005, and from the 2005 Contract thereafter, accounted for approximately 11.1% of our total revenues for fiscal 2006, making CEF our largest customer in fiscal 2006 based on revenues.
Criminal Allegations Against Certain Employees And Related SEC Investigation. As previously reported, in late March 2004 federal attorneys with Brazil’s Public Ministry (the “Public Ministry Attorneys”) recommended that criminal charges be brought against nine individuals, including four senior officers of CEF, Antonio Carlos Rocha, the former Senior Vice President of Holdings and President of GTECH Brazil; and Marcelo Rovai, GTECH Brazil’s marketing director.
The Public Ministry Attorneys had recommended that Messrs. Rocha and Rovai be charged with offering an improper inducement in connection with the negotiation of the 2003 Contract Extension, and co-authoring, or aiding and abetting, certain allegedly fraudulent or inappropriate management practices of the CEF management who agreed to enter into the 2003 Contract Extension. No other current or former employee of the Company or GTECH Brazil has been implicated by the Public Ministry Attorneys. Neither the Company nor GTECH Brazil is the subject of this criminal investigation, and under Brazilian law (which provides that criminal charges may not be brought against corporations or other entities), we cannot be subject to criminal charges in connection with this matter.
As previously reported, in June 2004, the judge reviewing these charges prior to their being filed refused to initiate the criminal charges against the nine individuals, including against Messrs. Rocha and Rovai, but instead granted a request by the Brazilian Federal Police to continue the investigation which had been suspended upon the recommendation of the Public Ministry Attorneys that criminal charges be brought.
The Brazilian Federal Police subsequently ended their investigation and presented a report of their findings to the court. This report did not recommend that indictments be issued against Messrs. Rocha or Rovai, or against any current or former employee of the Company.
The Public Ministry Attorneys have since requested that the Brazilian Federal Police reopen their investigation. We understand that investigations by the Brazilian Federal Police are ongoing, including an investigation respecting the award of, and performance under, the 1997 Contract and the 2000 Contract.
As previously reported, we are cooperating fully with the investigations by Brazilian authorities and have encouraged Messrs. Rocha and Rovai to do the same.
In addition, as previously reported, we conducted an internal investigation of the 2003 Contract Extension under the supervision of the independent directors of GTECH Holdings Corporation. The investigation did not reveal any reason to believe that any of our current or former employees had committed any criminal offenses.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — COMMITMENTS AND CONTINGENCIES (continued)
Notwithstanding the favorable resolution of the Brazilian Federal Police’s initial investigation, on January 31, 2006, a special investigating panel of the Brazilian congress issued a preliminary report and voted, among other things, to ask the Public Ministry Attorneys to indict CEF President Jorge Mattoso and more than 30 other people, including one current and three former employees of GTECH Brazil, alleging that the individuals helped us to illegally obtain the 2003 Contract Extension. The report also recommends that the 2005 Contract terminate, and not be extended by CEF, upon the expiration of the term of the 2005 Contract in May 2006. We find nothing in the congressional report to cause us to believe that any present or former employee of the Company committed any criminal offense in connection with obtaining the 2003 Contract Extension. Nevertheless, there can be no assurance that the Public Ministry Attorneys will not seek to indict or initiate criminal charges against one or more current or former GTECH Brazil employees in the wake of the issuance of the congressional report, or that the final congressional report will not request additional action against us.
As previously reported, the SEC began an informal inquiry in February 2004, which formal inquiry became a formal investigation in July 2004, into the Brazilian criminal allegations against Messrs. Rocha and Rovai, and our involvement in the facts surrounding the 2003 Contract Extension, to ascertain whether there has been any violation of United States law in connection with these matters. In addition, in May 2005, representatives of the United States Department of Justice asked to participate in a meeting with the Company and the SEC. The Company has cooperated fully with the SEC and the United States Department of Justice with regard to these matters, including by responding to their requests for information and documentation.
To date we have found no evidence that the Company, or any of its current or former employees, has violated any United States law, or is otherwise guilty of any wrongdoing in connection with these matters.
In light of the fact that our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, an allegation or finding of improper conduct by us or any of our current or former employees that is attributable to us could have a material adverse effect on our results of operations, business or prospects, including our ability to retain existing contracts or to obtain new or renewal contracts within Brazil and elsewhere.
Civil Action By The Public Ministry Attorneys. As previously reported, in April 2004 the Public Ministry Attorneys initiated a civil action in the Federal Court of Brasilia against GTECH Brazil; 17 former officers and employees of CEF; the former president of Racimec; Antonio Carlos Rocha; and Marcos Andrade, another former officer of GTECH Brazil. The focus of this civil action is the contractual relationship between CEF, GTECH Brazil and Racimec during the period 1994 to 2002. This civil action alleges that the defendants acted illegally in entering into, amending and performing, the 1997 Contract, and the 2000 Contract.
As previously reported, this lawsuit also seeks to impose damages equal to the sum of all amounts paid to us under the 1997 Contract and the 2000 Contract, and certain other permitted amounts, minus our proven investment costs. The applicable statute also permits the assessment of interest and, in the discretion of the court, penalties of up to three times the amount of the damages imposed. We estimate that through the date of the lawsuit we received under the 1997 Contract and the 2000 Contract a total of approximately 1.5 billion Brazilian reals (or approximately 702 million United States dollars at currency-exchange rates in effect as of February 25, 2006). In addition, although it is unclear how investment costs would be determined for purposes of this lawsuit, we estimate that our investment costs through the date of the lawsuit were approximately between 1.2 billion and 1.4 billion Brazilian reals (or approximately between 562 million and 656 million United States dollars) at currency exchange rates in effect as of February 25, 2006 in aggregate; however, these investment costs could be disputed by CEF, and are ultimately subject to approval by the court.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — COMMITMENTS AND CONTINGENCIES (continued)
As previously reported, we believe we have good and adequate defenses to the claims made in this lawsuit. We intend to defend ourselves vigorously in these proceedings, which, we have been advised by our Brazilian counsel, are likely to take several years, and could take longer than 15 years in certain circumstances, to litigate through the appellate process to final judgment. It is our position that we were appropriately awarded the 1997 Contract by CEF after a competitive procurement, and that at all times since 1997, we have been appropriately compensated for services performed under valid contracts with the CEF.
While we cannot rule out the possibility that we will ultimately be held liable in this matter, or estimate the amount of such liability in such event, we believe that the outcome of this lawsuit is not likely to have a material adverse affect on our results of operations or business.
As previously reported, in June 2004, the Federal Court of Brasilia granted a procedural injunction in connection with this civil matter which ordered that 30% of payments made subsequent to the date of the injunction to GTECH Brazil by CEF under the 2000 Contract be withheld and deposited into an account maintained by the Court. This injunction also put in place restrictions that effectively prevented the transfer or sale of our Brazilian assets, including the share capital of GTECH Brazil, with certain limited exceptions. The injunction was granted as part of a confidential ex parte proceeding in which we were not afforded an opportunity to participate.
We filed an appeal respecting the court’s grant of this injunction in July 2004. On March 22, 2005, a panel of judges of the Brazilian Federal Court of Appeals heard our appeal of the procedural injunction granted by the Federal Court of Brasilia and issued an order: (a) discontinuing the withholding of payments due to GTECH Brazil from CEF that had been mandated by the procedural injunction; (b) removing the procedural injunction’s restrictions on the transfer or sale of our Brazilian assets; and (c) requiring the return to GTECH Brazil of amounts in excess of 40 million Brazilian reals held in escrow pursuant to the procedural injunction, thereby permitting the return to GTECH of approximately 11 million United States dollars of the 26 million United States dollars held in escrow as of the end of fiscal 2005. The appeals court also ordered that 40 million Brazilian reals continue to be held in escrow, and that the procedural injunction’s requirements that defendants report assets to the court, and that the Brazilian Central Bank report any transaction associated with these assets, be maintained. We have appealed the Court of Appeals decision with respect to the continued withholding of 40 million Brazilian reals in a court account and the deadline for the Public Ministry Attorneys to appeal this decision of the Court of Appeals has expired. Amounts, exclusive of interest, held in escrow as of February 25, 2006 were valued at approximately 18.2 million United States dollars at currency exchange rates in effect as of such date.
Popular Claim. As previously reported, in February 2004, Vincius Bijos, a Brazilian, commenced a public class action lawsuit in Brazil’s Brasilia District Court of the Federal District against the Brazilian Federal government; CEF; several former and current officers of CEF; the former president of Racimec; and GTECH Brazil, seeking, among the relief requested of the Court, a preliminary injunction prohibiting CEF from making further payments to GTECH Brazil under the now superceded 2000 Contract, and an order that would terminate such contract and require the defendants, jointly and severally, to refund amounts received by GTECH Brazil under the 1997 Contract and the 2000 Contract, together with interest, appropriate monetary adjustments, court costs and expenses. This public class action lawsuit bases its claims upon numerous alleged defects and irregularities, which the suit asserts violate Brazilian law, in the 1997 Contract and the 2000 Contract, and the manner in which the procurement processes that gave rise to the awards of these contracts were organized and administered. We intend to mount a vigorous challenge to the far-reaching claims that make up this lawsuit. We note that the Public Ministry Attorneys filed an opinion with the federal court disagreeing with the request that an injunction enjoining payments from CEF to GTECH Brazil be entered and requesting that this suit be consolidated with the Public Ministry Attorneys’ civil action described above.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — COMMITMENTS AND CONTINGENCIES (continued)
We believe that we have good and adequate defenses in this matter and intend to defend ourselves vigorously in these proceedings. We further believe that the claims and determinations of the public class action lawsuit will be merged into the civil action instituted by the Public Ministry Attorneys described above, and are, accordingly, unlikely to represent an independent source of liability for us. While we cannot rule out the possibility that we will ultimately be held liable in this matter, or estimate the amount of such liability in such event, we believe that the outcome of this lawsuit is not likely to have a material adverse effect on our results of operations or business.
TCU Audit. As previously reported, in June 2003, the Federal Court of Accounts (“TCU”), the court charged with auditing agencies of the Brazilian federal government and its subdivisions, summoned us, together with several current and former employees of the CEF, to appear before TCU’s Brasilia court to show cause why the defendants should not be required to jointly pay a base amount determined on a preliminary basis by the TCU to be due of 91,974,625 Brazilian reals, duly indexed for inflation and interest as of May 26, 2000 (Decision No. 692/2003). We estimate that this claim, in aggregate, is for the local currency equivalent of approximately 43 million United States dollars at currency exchange rates in effect as of February 25, 2006. The allegations underlying this summons are set forth in a report (the “2003 Audit Report”) issued by the TCU in May 2003 respecting an audit conducted by the TCU of the 1997 Contract.
The central allegation of the 2003 Audit Report is that under the 1997 Contract we were accorded certain payment increases respecting lottery services, and we contracted to supply to CEF certain lottery-related services, that were not contemplated by the procurement process respecting the 1997 Contract and that are not otherwise permitted under applicable Brazilian law. The 2003 Audit Report alleges that as a result of this, CEF overpaid us under the 1997 Contract for the period commencing in January 1997 through May 26, 2000, and that we are liable with respect to such alleged overpayments as specified above. The 2003 Audit Report does not allege that we have acted improperly.
In November 2003, we presented our defense to the claims and preliminary determination of the TCU that CEF had overpaid us. In light of its defense, in September 2004, the TCU reduced its determination of the amount alleged to have been overpaid to us by CEF under the 1997 Contract from 91,974,625 Brazilian reals to 30,317,721 Brazilian reals, or approximately 14 million United States dollars at currency exchange rates in effect as of February 25, 2006. This determination by the TCU remains subject to approval by TCU’s judges.
In June 2005, the TCU issued a second preliminary report (the “2005 Audit Report”; collectively with the 2003 Audit Report, the “TCU Audit Reports”) respecting our contracts with CEF. While we have not been formally served with a copy of the 2005 Audit Report, we understand that its central allegations are that the 1997 Contract was improperly transferred from Racimec to GTECH Brazil; we were accorded certain payment increases respecting financial services transactions that were not contemplated by the procurement process respecting the 1997 Contract or otherwise permitted under applicable Brazilian law; and the 2003 Contract Extension was entered into a manner inconsistent with Brazilian law and the procurement process respecting the 1997 Contract. The 2005 Audit Report alleges that as a result of these considerations, CEF overpaid us under the 1997 Contract and the 2000 Contract. The 2005 Audit Report seeks payment from the Company of a base amount determined on a preliminary basis by TCU to be approximately 300 million Brazilian reals. We estimate this claim in aggregate, is for the local currency equivalent of approximately 140 million United States dollars at currency exchange rates in effect as of February 25, 2006. Amounts sought by the TCU under the 2005 Audit Report are independent of, and in addition to, amounts sought under the 2003 Audit Report.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — COMMITMENTS AND CONTINGENCIES (continued)
We plan to vigorously defend ourselves against the allegations made by TCU in the TCU Audit Reports and the proceedings initiated by the TCU with respect thereto. We believe that we have good defenses to the claims and determinations of the TCU. We further believe that the claims and determinations of the TCU Audit Reports will, in essence, be merged into the civil action instituted by the Public Ministry Attorneys described above, and are accordingly unlikely to represent an independent potential source of liability for us. While we are unable to rule out the possibility that we will ultimately be held liable in this matter, we believe that the outcome of this matter is not likely to have a material adverse effect on our results of operations or business.
Serlopar Suit
As previously reported, in April 2002 Serlopar, the lottery authority for the Brazilian state of Parana, sued our subsidiaries Dreamport Brasil Ltda. and GTECH Brazil in the 2nd Public Finance Court of the City of Curitiba, State of Parana, under an agreement dated July 31, 1997, as amended (the “VLT Agreement”). Pursuant to the VLT Agreement, we agreed to install and operate video lottery terminals (“VLTs”) in Parana. The Serlopar lawsuit alleges that we installed only 450 of the 1,000 VLTs that we were allegedly obliged to install, and that we were overpaid, and failed to reimburse Serlopar certain amounts alleged to be due to Serlopar, under the VLT Agreement. The Serlopar lawsuit seeks payment from us in an amount (after adjustment for inflation and interest through February 25, 2006) equal to 124,252,740 Brazilian reals, or approximately 58 million United States dollars (at currency exchange rates in effect on February 25, 2006), together with unspecified amounts alleged to be due from the defendants with respect to general losses and damages (including loss of revenues), court costs and legal fees. We believe we have good defenses to the claims made by Serlopar in this lawsuit, and intend to continue to defend ourselves vigorously in these proceedings. We believe that the outcome of this suit will not have a material adverse impact on our results of operations or business.
Other Legal Proceedings
Shareholder Class Action Suits
On January 10, 2006, the Company and Lottomatica announced that they had entered into an agreement (the “Merger Agreement”) pursuant to the terms and conditions of which Lottomatica has agreed to acquire the Company for merger consideration equal to $35.00 in cash per Holdings share. Two shareholder class action lawsuits were subsequently filed against us and our directors respecting this proposed merger.
On January 12, 2006, a shareholder class action lawsuit captioned Ralph Sellite, individually and on behalf of all others similar situated, v. GTECH Holdings Corporation, W. Bruce Turner, Robert M. Dewey, Paget L. Alves, Christine M. Cournoyer, James F. McCann, The Rt. Hon. Sir Jeremy Hanley KCMG, Philip R. Lochner, Jr., Anthony Ruys and Burnett W. Donoho, was filed in the Rhode Island Superior Court of Kent County. This lawsuit generally alleges that the consideration to be received by our shareholders in connection with the merger with Lottomatica is inadequate and that the individual defendants breached their fiduciary duties to our shareholders by approving the merger transaction on the basis of such allegedly inadequate consideration and under circumstances of certain allegedly disabling conflicts of interest. The lawsuit further alleges that we aided and abetted the individual defendants in the breach of their fiduciary duties to our shareholders by entering into the Merger Agreement. The complaint seeks injunctive relief: (i) declaring the Merger Agreement to have been entered into in breach of the fiduciary duties of the individual defendants, and therefore unlawful and unenforceable; (ii) enjoining the defendants from proceeding with the Merger Agreement, including consummating the proposed transaction, unless the defendants implement procedures to obtain the highest possible price for the Company; and (iii) directing the individual defendants to obtain a transaction which is in the best interests of our shareholders and to exercise their fiduciary duties to disclose all material information in their possession respecting the proposed transaction prior to our shareholder vote on same. The complaint also seeks to recover costs and disbursements from us and the individual defendants, including reasonable attorneys’ and experts’ fees.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — COMMITMENTS AND CONTINGENCIES (continued)
On March 6, 2006, a second shareholder class action lawsuit, captioned Claire Partners, on behalf of itself and all others similar situated, v. W. Bruce Turner, Robert M. Dewey, Jr., Paget L. Alves, Christine M. Cournoyer, Burnett W. Donoho, The Rt. Hon. Sir Jeremy Hanley KCMG, Philip R. Lochner, Jr., James F. McCann, Anthony Ruys, GTECH Holdings Corporation, and Lottomatica S.p.A., was filed in the Rhode Island Superior Court of Kent County. This lawsuit generally alleges that each of the individual defendants breached their fiduciary duties to our shareholders by reason of agreeing to consummate the merger between the Company and Lottomatica on the basis of allegedly inadequate consideration and under circumstances of certain allegedly disabling conflicts of interest, and for allegedly failing to fully and fairly disclose details of the transaction to our shareholders. The complaint further alleges that Lottomatica aided and abetted the individual defendants in such alleged breaches of their fiduciary duties. The complaint seeks injunctive relief: (i) declaring the defendants to have breached their fiduciary duties and/or aided and abetted such breaches; (ii) enjoining or rescinding the Merger Agreement; (iii) awarding plaintiff class compensatory and/or necessary damages as well as allowable interest; (iv) awarding plaintiffs the cost of disbursements and reasonable attorneys’ and expert’s fees and other costs; and (v) awarding the plaintiffs such other relief that the court may deem just and equitable.
We plan to vigorously defend ourselves and our directors against the claims made in these lawsuits, which we believe to be without merit. Nevertheless, at the present time we are unable to predict the outcome of these lawsuits.
Argentina Money Transfer Matter
In February 2005, GTECH Foreign Holdings Corporation, Argentina Branch (“GFHC”) and the Company’s Argentina legal counsel, Dr. Jorge Perez of Perez, del Barba and Rosenblum, received notification from the Central Bank of Argentina that they were being indicted for alleged violations of Argentina’s currency exchange laws. The Argentina laws in question prohibit the transfer of foreign currency from Argentina, subject to certain exceptions not here relevant. At issue is a February 2002 agreement (the “BofA Agreement”) between GFHC and Bank of America, N.A., Buenos Aires Branch (“BofA”) pursuant to which BofA assigned to GFHC a certificate of deposit in the amount of 571,429 United States dollars (the “CD”), issued by Bank of America, Charlotte, North Carolina Branch (“BofA-North Carolina”), in consideration for the payment of 1.4 million Argentina pesos. Upon maturity of the CD, the agreement provided for BofA-North Carolina to pay 571,429 United States dollars to a GFHC branch bank account in the United States. We understand that the central claim of the Argentina Central Bank’s indictment will be that GFHC’s agreement with BofA was a transaction in which foreign currency was transferred, in essence, from Argentina to the United States in violation of applicable Argentina law.
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
We note that BofA, which solicited us to enter into the BofA Agreement, and approximately 20 other customers of BofA including several subsidiaries of large multi-national corporations, have been indicted in connection with transactions similar to the transaction outlined in the BofA Agreement. We understand that the Central Bank of Argentina’s indictments against BofA were rejected by the courts. BofA explicitly represented to us in the BofA Agreement that the transaction described therein did not violate any Argentina law or regulation, and we believe that we took appropriate measures independent of this representation (including obtaining the opinion of local counsel) in advance of entering into the BofA Agreement to ascertain that this transaction was legal under applicable Argentina law. We believe that we have good defenses to the claims made in the indictment, and we intend to vigorously defend ourselves in these proceedings. We do not believe that the outcome of this suit will have a material impact on our results of operations or business.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — COMMITMENTS AND CONTINGENCIES (continued)
Trinidad and Tobago
In 1993, a subsidiary of GTECH and the National Lottery Control Board (“NLCB”) of Trinidad and Tobago (“Trinidad”) entered into an agreement (the “Trinidad Agreement”) for a five year term pursuant to which we would provide online lottery services and technology to the NLCB. We assigned that contract to a subsidiary (the “Subsidiary”) doing business in Trinidad and Tobago. In July 1999, the Trinidad Agreement was amended to extend the term for an additional seven years, and to increase the compensation that the Subsidiary would receive if lottery proceeds in Trindad exceeded a stated threshold. In connection with negotiating this extension, we proposed to provide up to $2.8 million in funding for community programs in Trinidad, and the extension amendment we entered into requires the Subsidiary to undertake such community programs in Trinidad as are agreed with the NLCB.
From 1999 until 2001, the Subsidiary paid $1.9 million to a private entity in connection with a proposal, approved by the NLCB, to provide community services in Trinidad. In March 2006, representatives of the Attorney General of Trinidad contacted us regarding an allegation that a portion of that amount was paid by the private entity to a person who was a financial supporter of a Trinidad political party, and that the private entity had provided no services in return for the payments. We have commenced an investigation into the circumstances surrounding the payments. The investigation is ongoing.
We have informed the SEC about the allegations and investigation. The SEC or other law enforcement agencies in the United States or Trinidad may commence investigations and actions as a result of the allegations or the investigation. The NLCB also may pursue an investigation or commence legal action as a result of the allegations. In the event that any such investigation or action is commenced, we may be subject to fines, penalties or adverse judgments in amounts that cannot be determined at this time.
In light of the fact that our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, an allegation or finding of improper conduct by us or any of our current or former employees that are attributable to us could have a material adverse effect on our results of operations, business or prospects, including our ability to retain existing contracts, renew our existing contract with the NLCB or obtain new or renewal contracts elsewhere.
Cohen Suit
As previously reported, on August 7, 2002 we terminated without cause the employment of Howard S. Cohen, our former President and Chief Executive Officer. In March 2003, Mr. Cohen attempted to exercise options granted by us in April 2002 to purchase (on a pre-split adjusted basis) 450,000 shares of our Common Stock at a per-share exercise price of $23.30. The non-qualified stock option agreement entered into between Mr. Cohen and us respecting the April 2002 grant of options provides by its terms that, in the event that Mr. Cohen’s employment was terminated without cause, options remaining exercisable must be exercised within six months from the date of termination (i.e., by February 7, 2003).

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — COMMITMENTS AND CONTINGENCIES (continued)
Because Mr. Cohen failed to exercise his April 2002 options within the term provided in the applicable stock option agreement, we did not permit Mr. Cohen to exercise these options. In May 2003, Mr. Cohen filed suit in Rhode Island Superior Court against us and the attorneys who had advised him in connection with the negotiation of his severance agreement, respecting his attempt to exercise the April 2002 stock options. The suit, captioned Howard S. Cohen v. GTECH Corporation, GTECH Holdings Corporation, Michael J. Tuchman, Levenfeld Pearlstein, Charlene F. Marant and Marant Enterprises Holdings LLC, alleges that: (i) we breached our agreements with Mr. Cohen in failing to allow him to exercise his April 2002 options; (ii) through fraud by us, or the mutual mistake of the parties, the April 2002 option grant does not reflect the intent of the parties, and (iii) we had a duty to advise Mr. Cohen of his mistaken belief (if such it was) as to the exercise term of the April 2002 options, and failed to so advise Mr. Cohen. Mr. Cohen also alleges that his attorneys had failed in their duty of care in misadvising him as to the correct period during which he could exercise his options, and, in addition, had practiced law in Rhode Island without a license in violation of applicable Rhode Island law. Mr. Cohen seeks damages against us and the other defendants in an amount of not less than 4.0 million United States dollars, plus interest, costs and reasonable attorneys fees. With respect to us, he also seeks an order reforming the terms of the April 2002 option grant to reflect the alleged intent of the parties with respect to the post-termination exercise term, and other equitable relief. Mr. Cohen also asks for a declaratory judgment construing our 2000 Omnibus Stock Option and Long Term Incentive Plan and Mr. Cohen’s employment and severance agreements, as to the relevant option exercise period. We believe that we have good defenses to the claims made by Mr. Cohen in this lawsuit and we intend to vigorously defend ourselves in these proceedings. Nevertheless, at the present time we are unable to predict the outcome of this lawsuit.
NOTE 16 — GUARANTEES AND INDEMNIFICATIONS
Performance and other bonds
In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate they will do so. The following table provides information related to potential commitments at February 25, 2006 (in thousands):

Performance bonds	$258,656
Financial guarantees	44,618
Litigation bonds	7,870
All other bonds	4,964

$316,108

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 — GUARANTEES AND INDEMNIFICATIONS (continued)
Atronic
On March 24, 2005, we guaranteed Euro 25 million of Atronic’s obligations due under a Euro 50 million loan made by a commercial lender to Atronic (the “Agreement”). Our maximum liability under this guarantee is equal to the lesser of Euro 25 million or 50% of Atronic’s obligations under the Agreement. On December 22, 2005, Atronic repaid Euro 25 million principal amount of the loan. At February 25, 2006, our maximum liability under this guarantee was Euro 25 million (approximately $29.7 million). The guarantee arose in connection with our planned acquisition of Atronic by December 2007. We would be required to perform under the guarantee should Atronic fail to make any interest or principal payments in accordance with the terms and conditions of the Agreement. Our guarantee expires on April 26, 2010. As of February 25, 2006, the carrying amount of the liability for our obligations under this guarantee is $2.0 million, which is included in Other Liabilities in our Consolidated Balance Sheet. A corresponding asset of $2.0 million is included in Other Non-Current Assets in our Consolidated Balance Sheet.
The Agreement stipulates that if any event of default should occur and be continuing under the Credit Facility, we would be required to deposit in an account with the commercial lender, Euro 25 million, which would be held by the commercial lender as collateral for the payment and performance of our obligations under the guarantee. The commercial lender would have control over this account. The cash deposit would be released to us three business days after all the events of default have been cured or waived.
On January 10, 2006, we agreed to provide an additional guarantee of approximately Euro 20 million ($23.7 million at the February 25, 2006 exchange rate) of loans made by unrelated commercial lenders to Atronic. As of February 25, 2006, our guarantee obligations had not yet commenced.
Loxley GTECH Private Limited
We have a 49% interest in Loxley GTECH Private Limited Co. (“LGT”), which is accounted for using the equity method of accounting. LGT is a corporate joint venture that will provide an online lottery system in Thailand. On March 29, 2005, in order to assist LGT with obtaining the financing they required to enable them to perform under their obligation to operate the online lottery system in Thailand, we guaranteed, along with the 51% shareholder in LGT, Baht 1.925 billion (approximately $48.9 million at the February 25, 2006 exchange rate) principal amount in loans and Baht 455 million (approximately $11.6 million at the February 25, 2006 exchange rate) in performance bonds and trade finance facilities made to LGT by an unrelated commercial lender (collectively the “Facilities”). We are jointly and severally liable with the other shareholder in LGT for this guarantee. We would be required to perform under the guarantee should LGT fail to make interest or principal payments in accordance with the terms and conditions of the Facilities. Our guarantee obligations commenced in July 2005 and will terminate upon the start-up of the online lottery system in Thailand, currently expected to occur in June 2006. At February 25, 2006, the principal amount of loans outstanding that we guaranteed totaled $14.9 million. As of February 25, 2006, the carrying amount of the liability for our obligations under this guarantee is $0.5 million, which is included in Accrued Expenses in our Consolidated Balance Sheet. A corresponding asset of $0.5 million is included in Other Current Assets in our Consolidated Balance Sheet.
Lottery Technology Services Corporation
We have a 44% interest in Lottery Technology Services Corporation (“LTSC”), which we account for using the equity method of accounting. LTSC provides equipment and services (which we supplied to LTSC), to the Taipei Fubon Bank. The Taipei Fubon Bank holds the license to operate the Taiwan Public Welfare Lottery.
In 2002, we signed an agreement with Acer, Inc. (“Acer”), the partner that holds the remaining 56% interest in LTSC, which provides that in the event a third party lender to LTSC requires the guarantee of GTECH or Acer as a condition of making a loan to LTSC, we, along with Acer, will provide such a guarantee on reasonable terms. This potential guarantee is limited to 44% of any such third-party loan and would expire on December 31, 2006.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 — GUARANTEES AND INDEMNIFICATIONS (continued)
Lottery Technology Enterprises
We have a 1% interest in Lottery Technology Enterprises (“LTE”), a joint venture between us and District Enterprise for Lottery Technology Applications of Washington, D.C. (“DELTA”). The joint venture agreement terminates on December 31, 2012. LTE holds a 10-year contract (which expires in November 2009) with the District of Columbia Lottery and Charitable Games Control Board. Under Washington, D.C. law, by virtue of our 1% interest in LTE, we may be jointly and severally liable, with DELTA, for the obligations of the joint venture.
World Headquarters Facility
Under our Master Contract with the State of Rhode Island, we are to invest (or cause to be invested) at least $100 million in the State of Rhode Island, in the aggregate, by December 31, 2008. This investment commitment includes the development of a new world headquarters facility in Providence, Rhode Island by December 31, 2006. We have entered into (i) a development agreement with US Real Estate Limited Partnership (the “Developer”), whereby the Developer will develop and own the facility; and (ii) an office lease with the Developer, whereby we will lease a portion of the facility from the Developer for 20 years. We also entered into (i) a 149 year ground lease with Capital Properties, Inc. (the “Ground Landlord”) with respect to the land upon which the facility will be constructed; and (ii) a completion guarantee in favor of the Ground Landlord whereby we guaranteed the completion of the facility and the payment of the rent and real estate taxes under the ground lease until the completion of the facility. We have assigned the ground lease to the Developer but remain liable under the ground lease and the completion guarantee. Rent payable under the ground lease is currently $0.1 million per year. It is our position that our liability under the ground lease will expire upon completion of the facility. Upon completion of the facility, the Ground Landlord’s recourse in the event of a default by the Developer under the ground lease is limited to the facility.
Rent payments are expected to begin March 1, 2007. We have the right to cancel the lease after June 30, 2023 if the Master Contract with the State of Rhode Island is not renewed, in exchange for a termination fee equal to six months of base rent and operating expenses. The lease includes two ten year extension options. We have the unilateral right to extend the lease under the two extension options under the same terms as in the base term. The lease contains a restriction which does not allow us to assign or sublease our portion of the building without the lessor’s approval, which is not to be unreasonably withheld or conditioned.
Under Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction”, we are considered the owner of the Facility (for accounting purposes only). Accordingly, we are recording the construction cost of the Facility along with a related liability in our Consolidated Balance Sheets, which is included in Property, Plant and Equipment, net and Other Liabilities, respectively. (See Note 7).

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss are as follows:

	Foreign	Net Gain (Loss)	Unrealized	Treasury
	Currency	on Derivative	Gain (Loss)	Rate
	Translation	Instruments	on Investments	Lock	Total
	(Dollars in thousands)
Balance at February 22, 2003	$(95,695)	$265	$(58)	$—	$(95,488)
Changes during the year, net of tax	26,418	(1,423)	(15)	—	24,980

Balance at February 28, 2004	(69,277)	(1,158)	(73)	—	(70,508)

Changes during the year, net of tax	24,618	677	(2)	1,988	27,281

Balance at February 26, 2005	(44,659)	(481)	(75)	1,988	(43,227)

Changes during the year, net of tax	7,313	507	75	(330)	7,565

Balance at February 25, 2006	$(37,346)	$26	$—	$1,658	$(35,662)

Foreign currency translation
Our current contract with Caixa Economica Federal (“CEF”), the operator of Brazil’s National Lottery and our largest customer in fiscal 2006 based on annual revenues, is scheduled to expire in May 2006. Foreign currency translation related to our operations in Brazil of $48.4 million (which is included in the $37.3 million at February 25, 2006 above), would be recorded as a charge to our consolidated income statement upon the expiration of our contract with CEF should we determine that the expiration of the CEF contract results in a substantial liquidation of our investment in Brazil. Refer to Note 15 for detailed disclosures regarding Brazilian legal proceedings.
Treasury rate lock
The treasury rate lock of $1.7 million at February 25, 2006 represents the net amount of deferred gains we realized related to our agreements to lock in interest rates to hedge our 4.5% Senior Notes due December 2009 and our 5.25% Senior Notes due December 2014, against potential increases to interest rates prior to their issuance. The deferred gains are being amortized to interest expense over the life of the respective debt instrument.
NOTE 18 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES
In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”). We were required to apply FIN 46 in our consolidated financial statements for periods ending after December 15, 2003 (our fiscal 2004 fourth quarter) for interests in variable interest entities that were considered to be special-purpose entities and for periods ending after March 15, 2004 (our fiscal 2005 first quarter) for all other types of variable interest entities. Earlier application was permitted.
FIN 46 addresses the consolidation of entities to which the usual condition of consolidation does not apply (ownership of a majority voting interest) and focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. FIN 46 concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest.
We determined that we are the primary beneficiary of the following variable interest entities and have consolidated these entities in accordance with FIN 46.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES (continued)
West Greenwich Technology Associates, L.P.
Prior to February 1, 2005, we had a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the “Partnership”), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership was an unrelated third party. Prior to the third quarter of fiscal 2004, we accounted for the Partnership using the equity method of accounting. Beginning in the third quarter of fiscal 2004, we consolidated the Partnership and as a result, we recorded our world headquarters facilities owned by the Partnership as an asset and the Partnership’s loan as a liability in our consolidated financial statements. The consolidation of the Partnership increased balance sheet assets and liabilities by $30.0 million and $26.7 million, respectively, and resulted in a one-time, non-cash, after-tax gain of $3.3 million. The pre-tax gain of $5.3 million was recorded in Other Income (Expense) in our Consolidated Income Statements and not as a cumulative-effect adjustment because the gain was not material to our consolidated financial statements.
On February 1, 2005, we repaid the Partnership’s loan and acquired the remaining 50% interest in the Partnership from the general partner.
Aitken Spence GTECH Private Limited
We have a 50% interest in Aitken Spence GTECH Private Limited (“ASG”), a corporate joint venture that aids in the operation and management of the lottery in Sri Lanka. The other partner is an unrelated third party. We consolidated ASG in the fourth quarter of fiscal 2005 which increased balance sheet assets and liabilities by $7.7 million and $5.1 million, respectively, as of February 26, 2005. Our investment in ASG (including loans) totaled approximately $4.6 million and $4.0 million at February 25, 2006 and February 26, 2005, respectively, representing our maximum exposure to loss. Creditors of ASG do not have recourse against the general credit of the Company as a result of including ASG in our consolidated financial statements.
NOTE 19 — STOCK-BASED COMPENSATION PLANS
We have various stock-based compensation plans whereby nonemployee members of our Board of Directors, officers and other key employees may receive grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance awards. We are authorized to grant up to 27.2 million shares of common stock under these plans.
The stock options granted under these plans are to purchase our common stock at a price not less than fair market value at the date of grant. Stock options granted prior to April 2005 generally vest ratably over a four-year period from the date of grant and subsequent grants generally vest ratably over a four-year period beginning on the second anniversary date of the grant. Stock options expire 10 years after the date of grant (unless an earlier expiration date is set at the time of grant) and are subject to possible earlier exercise and termination in certain circumstances. Stock options are generally forfeited if the employee leaves the Company before the stock options vest.
We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our plans. We have adopted the disclosure-only provisions of SFAS 148, an amendment of SFAS 123. Therefore, no compensation cost has been recognized for stock option grants under the plans because the exercise price of all options granted was equal to 100% of the fair market value of our common stock on the respective date of each grant.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 — STOCK-BASED COMPENSATION PLANS (continued)
A summary of stock option activity under the plans is as follows:

	Fiscal Year Ended
	February 25, 2006		February 26, 2005		February 28, 2004
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	under	Exercise	under	Exercise	under	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	8,142,416	$13.50	8,675,900	$10.52	10,703,852	$8.32
Granted	1,067,200	24.04	1,326,500	28.77	2,170,900	17.10
Exercised	(935,225)	10.13	(1,517,784)	8.92	(3,259,352)	7.35
Forfeited	(564,850)	21.42	(342,200)	17.28	(939,500)	11.68

Outstanding at end of year	7,709,541	14.79	8,142,416	13.50	8,675,900	10.52

Exercisable at end of year	4,928,860	$10.14	4,448,240	$9.23	3,927,000	$8.60

Exercise prices for stock options outstanding under the plans as of February 25, 2006 are summarized as follows:

		Weighted Average			Weighted
		Remaining			Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$ 4.00 - $10.00	3,160,365	5.2	$7.45	3,027,865	$7.35
$10.01 - $15.00	1,293,000	6.1	12.37	1,273,000	12.35
$15.01 - $25.00	2,230,426	8.0	19.94	530,624	17.24
$25.01 - $30.00	1,025,750	8.3	29.28	97,371	29.14

	7,709,541			4,928,860

During fiscal 2006, 2005 and 2004, we awarded 342,300, 219,350 and 528,000 shares of restricted stock, respectively, to nonemployee members of our Board of Directors, officers and certain other key employees of our Company. Such shares had a weighted average fair value at the date of grant of $24, $28 and $18 per share, respectively. Recipients of restricted stock do not pay us any cash consideration for the shares. The fair value of the restricted stock award is being charged to expense over the vesting period. We recorded noncash charges to operations during fiscal 2006, 2005 and 2004 of $5.8 million, $4.9 million and $3.3 million, respectively, as compensation expense related to restricted stock.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 — EMPLOYEE STOCK PURCHASE PLAN
We have an employee stock purchase plan (the “ESPP”) that is open to substantially all employees (with the exception of those employees who are 5% or more shareholders in our Company), which provides that eligible employees may purchase shares of our common stock, through regular payroll deductions, of up to 10% of their base earnings. The purchase price of our common stock is equal to 85% of the fair market value of the stock on the first or last trading day of the six-month offering period, whichever is lower. Employees may purchase shares of our common stock having a fair market value of up to $25,000 per calendar year. All shares of our common stock purchased must be retained for a period of one year. No compensation expense is currently recorded in connection with the ESPP. The ESPP expires upon the earlier of:
•	August 31, 2009;

•	early termination by the Board of Directors or;

•	the date the shares provided by the ESPP have been purchased.
A total of 1,200,000 shares were made available for purchase under the ESPP, of which 1,023,973 shares remain available for future purchase as of February 25, 2006.
NOTE 21 — EMPLOYEE BENEFITS
At February 25, 2006, we had a defined contribution 401(k) retirement savings and profit sharing plan (the “Plan”) covering our employees in the United States. Under the Plan, an eligible employee may elect to defer receipt of a portion of base pay each year. We contribute this amount on the employee’s behalf to the Plan and also make a matching contribution. On December 31, 2005, we terminated our defined contribution 401(k) retirement savings and profit sharing plan covering substantially all employees in the Commonwealth of Puerto Rico.
The Company’s matching contribution is equal to 100% on the first 3% that the employee elects to defer, up to a maximum matching contribution of 3% of the employee’s base pay. Employees are fully vested at all times in the amounts they defer and in any earnings on these contributions. Employees are fully vested in the Company’s matching contributions, profit sharing and any earnings on these contributions on the first anniversary of their date of hire. Benefits under the Plans will generally be paid to participants upon retirement or in certain other limited circumstances.
At our discretion, we have contributed additional amounts to the Plan on behalf of employees based upon our profits for a given fiscal year. Beginning in fiscal 2005, we discontinued the payment of profit sharing contributions.
Prior to fiscal 2005, we had a defined contribution Supplemental Retirement Plan (the “SRP”) that provided additional retirement benefits to certain key employees. At our discretion, we contributed additional amounts to the SRP on behalf of such key employees equal to the percentage of profit sharing contributions contributed to the Plan for the calendar year multiplied by the key employees’ compensation (as defined by the SRP) for such year. Beginning in fiscal 2005, we discontinued the payment of additional retirement benefits.
In fiscal 2006, 2005, and 2004, we recorded expense under the Plan and the SRP of $3.4 million, $3.4 million and $7.3 million, respectively.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 — EARNINGS PER SHARE
The following reflects the income and share data used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(In thousands, except per share amounts)
Numerator:
Net income (Numerator for basic earnings per share)	$211,045	$196,394	$183,200

Effect of dilutive securities:
Interest expense on 1.75% Convertible Debentures, net of tax	970	2,125	2,126

Numerator for diluted earnings per share	$212,015	$198,519	$185,326

Denominator:
Denominator for basic earnings per share - weighted average shares	121,884	116,739	116,464

Effect of dilutive securities:
1.75% Convertible Debentures	5,545	12,727	12,727
Employee stock options	2,696	2,859	3,158
Unvested stock awards and employee stock purchase plan shares	260	234	276

Dilutive potential common shares	8,501	15,820	16,161

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	130,385	132,559	132,625

Basic earnings per share	$1.73	$1.68	$1.57

Diluted earnings per share	$1.63	$1.50	$1.40

There were 555,000, 1,286,000 and 492,000 shares of common stock in fiscal 2006, 2005 and 2004, respectively, that were not included in the computation of diluted earnings per share because the option’s exercise prices were greater than the average market price of the common shares during each respective fiscal year and therefore, the effect would be anti-dilutive.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 — INCOME TAXES
Income before income taxes is based on the geographical contract source of income (rather than the location where the income is taxed) and consists of the following:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(Dollars in thousands)
United States	$52,538	$24,466	$37,355
Foreign	265,838	281,920	253,439

	$318,376	$306,386	$290,794

Significant components of the provision for income taxes were as follows:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(Dollars in thousands)
Current:
Federal	$49,480	$12,254	$(4,145)
State	2,862	6,892	5,877
Foreign	41,398	56,106	46,405

Total Current	93,740	75,252	48,137

Deferred:
Federal	$6,800	$44,007	$58,510
State	569	2,532	3,049
Foreign	6,222	(11,799)	(2,102)

Total Deferred	13,591	34,740	59,457

Total Provision	$107,331	$109,992	$107,594

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

	February 25, 2006	February 26, 2005
	(Dollars in thousands)
Deferred tax assets:
Accruals not currently deductible for tax purposes	$16,851	$21,933
Cash collected in excess of revenue recognized	16,503	9,952
Providence building lease	11,469	—
Depreciation	9,454	7,832
Net operating losses	8,045	1,682
Tax credit carryforward	5,526	13,658
Inventory reserves	3,445	5,471
Interest rate swap gain	613	736
Other	9,529	9,677

	81,435	70,941
Valuation allowance for deferred tax assets	(8,045)	(1,682)

Deferred tax assets, net of valuation allowance	73,390	69,259

Deferred tax liabilities:
Depreciation	(120,999)	(114,893)
Acquired intangible assets	(12,694)	(15,333)
Providence building lease	(11,469)	—
Contingent interest on convertible debt	(540)	(11,371)
Other	(652)	(2,237)

	(146,354)	(143,834)

Net deferred tax liabilities	$(72,964)	$(74,575)

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 — INCOME TAXES (continued)
At February 25, 2006, we had net operating loss carryforwards for income tax purposes of $26.1 million that expire at various dates through 2025.
A valuation allowance at February 25, 2006 of $8.0 million has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefits of the deferred tax assets. The valuation allowance is primarily related to the net operating loss carryforwards. The net change in the total valuation allowance for the fiscal year ended February 25, 2006 was an increase of $6.4 million.
Undistributed earnings of foreign subsidiaries amounted to $160.1 million at February 25, 2006. If these earnings had been remitted, additional U.S. tax cost of $8.8 million would have been incurred. The earnings reflect full provision for foreign income taxes and are intended to be indefinitely reinvested in foreign operations.
On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During fiscal 2006, we completed our evaluation of these provisions and concluded that we would not remit any foreign earnings pursuant to this provision.
The effective income tax rate on income before income taxes differed from the statutory federal income tax rate for the following reasons:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
Federal income tax using statutory rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	1.2	2.0	2.0
Nondeductible expenses	1.2	0.4	0.4
Tax credits	(0.3)	(0.4)	(0.4)
Foreign tax rate differential	(2.4)	(0.1)	(0.5)
Other	(1.0)	(1.0)	0.5

	33.7%	35.9%	37.0%

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 — TRANSACTIONS WITH RELATED PARTIES
Receivables from related parties, which are included in Trade and Other Receivables, net in our Consolidated Balance Sheets, are as follows:

	February 25, 2006	February 26, 2005
	(Dollars in thousands)
Lottery Technology Services Corporation	$2,704	$2,693
Loxley GTECH Private Ltd.	2,050	—
Uthingo Management Proprietary Limited	1,476	1,641
Italy (Cogetech)	1,424	—
Lottery Technology Enterprises	407	298
Wireless Business Solutions (Proprietary) Limited	316	35

	$8,377	$4,667

Lottery Technology Services Corporation
We have a 44% interest in Lottery Technology Services Corporation (“LTSC”), which we account for using the equity method of accounting. LTSC provides equipment and services (which we supplied to LTSC), to the Taipei Fubon Bank. The Taipei Fubon Bank holds the license to operate the Taiwan Public Welfare Lottery. Revenues from LTSC were $18.0 million, $27.8 million and $27.8 million in fiscal 2006, 2005 and 2004, respectively.
Loxley GTECH Private Limited
We have a 49% interest in Loxley GTECH Private Limited Co. (“LGT”), which is accounted for using the equity method of accounting. LGT is a corporate joint venture that will provide an online lottery system in Thailand. We will recognize 51% of gross profit on product sales to LGT and defer the remaining 49% as a result of our equity interest in LGT. We will recognize the 49% deferral over the life our contract with LGT.
At February 25, 2006, $11.6 million and $2.1 million are included in Advance Payments from Customers and Deferred Revenue and Advance Billings in our Consolidated Balance Sheet, respectively. These amounts (less the 49% deferral), will be recognized as revenue in fiscal 2007 upon the start-up of the online lottery system in Thailand.
Uthingo Management Proprietary Limited
We have a 10% interest in Uthingo Management Proprietary Limited (“Uthingo”), which is accounted for using the equity method of accounting. Uthingo holds the license to operate the South African National Lottery. Revenues from Uthingo were $10.1 million, $18.7 million and $19.8 million in fiscal 2006, 2005 and 2004, respectively.
Italy (Cogetech SPA)
We have a 35% interest in Cogetech SPA which is accounted for using the equity method of accounting. Cogetech SPA is a corporate joint venture that operates a communications network and related central computer system linking gaming machines in Italy. Revenues from Cogetech SPA were $1.7 million in fiscal 2006. There were no revenues from Cogetech SPA during fiscal 2005 or 2004.
Lottery Technology Enterprises
We have a 1% interest in Lottery Technology Enterprises (“LTE”) which is accounted for using the equity method of accounting. LTE holds a 10-year contract (which expires in November 2009) with the District of Columbia Lottery and Charitable Games Control Board. Revenues from LTE were $4.0 million, $3.8 million and $3.4 million in fiscal 2006, 2005 and 2004, respectively.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 — TRANSACTIONS WITH RELATED PARTIES (continued)
Wireless Business Solutions (Proprietary) Limited
We have a 40% interest in Wireless Business Solutions (Proprietary) Limited (“WBS”), an entity that holds a national mobile data telecommunications license issued by the South African government and is the telecommunications provider to Uthingo. In 2005, we determined that we no longer had a controlling interest in WBS that would require consolidation in our financial statements due principally to the expiration of our guarantee of loans made by an unrelated commercial lender to WBS. Consequently, we account for WBS using the equity method of accounting. Revenues from WBS were $1.6 million and $0.4 million in fiscal 2006 and 2005, respectively.
West Greenwich Technology Associates, L .P.
Prior to February 1, 2005, we had a 50% limited partnership interest in West Greenwich Technology Associates, L.P. (the “Partnership”), which owns our world headquarters facilities and leases them to us. The general partner of the Partnership is an unrelated third party. Prior to the third quarter of fiscal 2004, we accounted for the Partnership using the equity method of accounting. Beginning in the third quarter of fiscal 2004, we consolidated the Partnership in accordance with FIN 46 and as a result, we recorded our world headquarters facilities owned by the Partnership as an asset and the Partnership’s loan as a liability in our consolidated financial statements. On February 1, 2005, we repaid the Partnership’s loan and acquired the remaining 50% interest in the Partnership from the general partner.
Spelparken
We have a 19% interest in Spelparken which is accounted for using the equity method of accounting. Spelparken is a corporate joint venture that is expected to provide internet gaming related activities in Sweden. There were no revenues from Spelparken during fiscal 2006, 2005 or 2004.
Delaware LLC
At February 24, 2004, we held a 50% interest in Gaming Entertainment (Delaware) L.L.C. (“GED”), an entity that manages a racino for Harrington Raceway, Inc. (“Harrington”). During the first quarter of fiscal 2005, we sold our 50% interest in GED to Harrington for $11.8 million and recognized a gain of $10.9 million which was recorded in Other Income (Expense) in our consolidated Income Statements.
NOTE 25 — LEASES
We lease certain facilities, vehicles and equipment under operating leases. We are generally required to pay all maintenance costs, taxes and insurance premiums relating to our leased assets. The majority of our operating leases are for facilities and vehicles.
Facilities
Our facility leases expire at various dates through fiscal 2014 and whenever possible we seek to tie the term of the lease to the term of the related lottery contract. Leasehold improvements are capitalized and amortized over the shorter of the remainder of the lease term or the lottery contract term. Certain of these leases have escalation clauses and renewal options.
Vehicles
Our vehicle leases require us to lease each vehicle for a minimum of one year. Whenever we cancel a vehicle lease, the lessor generally sells the vehicle and we either pay the lessor the difference between the sales price and the book value if the sales price is lower than book value or the lessor pays us if the sales price is in excess of the book value. Historically, we have not had to make any material payments to the lessor for canceling vehicle leases. Rent on these vehicle leases fluctuates based on changes in the interest rate on 30 day commercial paper.

GTECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 25 — LEASES (continued)
Future minimum lease payments for operating leases with initial lease terms in excess of one year at February 25, 2006 were as follows:

Lease
Fiscal Year	Payments
(in thousands)
2007	$20,431
2008	10,996
2009	8,016
2010	6,078
2011	3,966
Thereafter	1,428

Total minimum lease payments	$50,915

Rental expense for operating leases was $31.8 million, $32.1 million and $27.9 million for fiscal 2006, 2005 and 2004, respectively.
NOTE 26 — BUSINESS SEGMENT AND GEOGRAPHIC DATA
We are a global gaming and technology company providing software, networks and professional services that power high-performance, transaction processing systems. We have a single operating and reportable business segment, the Transaction Processing segment, with our core market being the lottery industry. The accounting policies of the Transaction Processing segment are the same as those described in Note 1 — “Organization and Summary of Significant Accounting Policies.” Management evaluates the performance of this segment based on operating income.
The Company’s geographic data, based on the location of the customer, is summarized below:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(Dollars in thousands)
Revenues from external sources:
United States	$667,229	$599,914	$531,776
Brazil	148,634	93,084	106,913
Poland	77,368	68,499	47,116
United Kingdom	69,789	68,702	85,595
Other foreign	341,786	427,036	279,930

	$1,304,806	$1,257,235	$1,051,330

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(Dollars in thousands)
Systems, equipment and other assets relating to contracts, net:
United States	$573,505	$588,899	$481,340
Poland	37,358	40,857	27,032
Other foreign	81,682	90,682	82,990

	$692,545	$720,438	$591,362

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 26 — BUSINESS SEGMENT AND GEOGRAPHIC DATA (continued)
For fiscal 2006, the aggregate revenues from Caixa Economica Federal, the operator of Brazil’s National Lottery, represented 11.1% of our consolidated revenues. No other customer accounted for more than 10% of our consolidated revenues in fiscal 2006, 2005 or 2004. See Note 15 for additional information concerning Brazil.
NOTE 27 — SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is summarized as follows:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(Dollars in thousands)
Income taxes paid	$50,953	$67,677	$66,729

Interest paid, net of amounts capitalized	30,672	16,412	5,725
Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. Non-cash activities are summarized as follows:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
	(Dollars in thousands)
Non-cash activities that occurred in connection with the conversion of our 1.75% Convertible Debentures:
Issuance of 9,975,660 shares of Holding common stock	$137,166	$—	$—
Issuance of 2,270,506 treasury shares	31,219	—	—
Excess deferred tax liabilities associated with the contingent interest feature	13,733	—	—
Forfeited interest	285	—	—
Debt issuance costs	(4,122)	—	—

Reclassification to Shareholder’s Equity	$178,281	$—	$—

Non-cash investment related to our new world headquarters facility in Providence, RI	$26,393	$6,604	$—
Treasury shares issued under stock award plans	2,846	3,139	2,437
Issuance of 1,435,130 shares of Holding common stock in connection with the acquisition of Interlott Technologies, Inc.	—	—	30,834

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 28 — SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
On December 18, 2001, Holdings (the “Parent Company”) issued, in a private placement, $175 million principal amount of 1.75% Convertible Debentures due December 15, 2021 (the “Debentures”). On October 9, 2003, the Parent Company issued, in a private placement, $250 million principal amount of 4.75% Senior Notes due October 15, 2010, and on November 16, 2004, issued $150 million principal amount of 4.75% Senior Notes due December 1, 2009 and $150 million principal amount of 5.25% Senior Notes due December 1, 2014 (collectively, the “Senior Notes”). All of the Senior Notes were subsequently exchanged for Senior Notes registered under the Securities Act of 1933. The Debentures and Senior Notes are unsecured and unsubordinated obligations of the Parent Company that are jointly and severally, fully and unconditionally guaranteed by GTECH and two of its wholly owned subsidiaries: GTECH Rhode Island Corporation and GTECH Latin America Corporation (collectively with GTECH, the “Guarantor Subsidiaries”). Condensed consolidating financial information is presented below.
Selling, general and administrative costs and research and development costs are allocated to each subsidiary based on the ratio of the subsidiaries’ combined service revenues and sales of products to consolidated revenues.
The Parent Company conducts business through its consolidated subsidiaries and unconsolidated affiliates and has, as its only material asset, an investment in GTECH. Equity in earnings of consolidated affiliates recorded by the Parent Company includes the Parent Company’s share of the after-tax earnings of GTECH. Taxes payable and deferred income taxes are obligations of the subsidiaries. Income tax expense related to both current and deferred income taxes are allocated to each subsidiary based on our consolidated effective income tax rates.

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 28 — SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Balance Sheets
February 25, 2006

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$—	$158,150	$77,041	$—	$235,191
Investment securities available-for-sale	—	260,725	—	—	260,725
Trade and other receivables, net	—	95,894	87,667	—	183,561
Due from subsidiaries and affiliates	—	75,758	—	(75,758)	—
Refundable performance deposit	—	—	8,000	—	8,000
Inventories	—	32,329	63,906	(8,211)	88,024
Deferred income taxes	—	15,418	10,980	—	26,398
Other current assets	—	12,982	34,837	—	47,819

Total Current Assets	—	651,256	282,431	(83,969)	849,718

Systems, Equipment and Other Assets Relating to Contracts, net	—	600,437	104,241	(12,133)	692,545
Investment in Subsidiaries and Affiliates	1,005,372	474,696	—	(1,480,068)	—
Goodwill	—	115,981	230,115	—	346,096
Property, Plant and Equipment, net	—	67,002	34,414	—	101,416
Intangible Assets, net	—	19,277	44,935	—	64,212
Other Assets	—	27,272	18,643	—	45,915

Total Assets	$1,005,372	$1,955,921	$714,779	$(1,576,170)	$2,099,902

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$—	$52,023	$41,182	$—	$93,205
Due to subsidiaries and affiliates	—	—	75,758	(75,758)	—
Accrued expenses	—	23,231	22,989	—	46,220
Employee compensation	—	24,084	7,720	—	31,804
Advance payments from customers	—	19,758	44,010	—	63,768
Deferred revenue and advance billings	—	9,213	8,676	—	17,889
Income taxes payable	—	66,646	452	—	67,098
Taxes other than income taxes	—	6,409	10,697	—	17,106
Current portion of long-term debt	—	6,615	2,533	—	9,148

Total Current Liabilities	—	207,979	214,017	(75,758)	346,238

Long-Term Debt, less current portion	—	542,206	53	—	542,259
Other Liabilities	—	86,173	20,498	—	106,671
Deferred Income Taxes	—	93,847	5,515	—	99,362
Shareholders’ Equity	1,005,372	1,025,716	474,696	(1,500,412)	1,005,372

Total Liabilities and Shareholders’ Equity	$1,005,372	$1,955,921	$714,779	$(1,576,170)	$2,099,902

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 28 — SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Balance Sheets
February 26, 2005

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$—	$23,020	$71,426	$—	$94,446
Investment securities available-for-sale	—	196,825	—	—	196,825
Trade and other receivables, net	—	85,427	86,740	—	172,167
Due from subsidiaries and affiliates	—	53,345	—	(53,345)	—
Refundable performance deposit	—	—	8,000	—	8,000
Inventories	—	30,387	34,366	(3,618)	61,135
Deferred income taxes	—	14,030	17,405	—	31,435
Other current assets	—	6,669	19,977	—	26,646

Total Current Assets	—	409,703	237,914	(56,963)	590,654

Systems, Equipment and Other Assets Relating to Contracts, net	—	616,204	118,436	(14,202)	720,438
Investment in Subsidiaries and Affiliates	655,768	448,499	—	(1,104,267)	—
Goodwill	—	115,981	215,041	—	331,022
Property, Plant and Equipment, net	—	40,120	34,438	—	74,558
Intangible Assets, net	—	22,157	48,682	—	70,839
Other Assets	—	32,890	34,740	—	67,630

Total Assets	$655,768	$1,685,554	$689,251	$(1,175,432)	$1,855,141

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$—	$41,525	$57,709	$—	$99,234
Due to subsidiaries and affiliates	—	—	53,345	(53,345)	—
Accrued expenses	—	29,277	24,950	—	54,227
Employee compensation	—	13,252	8,610	—	21,862
Advance payments from customers	—	8,113	34,752	—	42,865
Deferred revenue and advance billings	—	11,369	18,336	—	29,705
Income taxes payable	—	11,902	4,597	—	16,499
Taxes other than income taxes	—	7,688	8,884	—	16,572
Short-term borrowings	—	—	334	—	334
Current portion of long-term debt	—	—	2,476	—	2,476

Total Current Liabilities	—	123,126	213,993	(53,345)	283,774

Long-Term Debt, less current portion	—	723,539	2,790	—	726,329
Other Liabilities	—	64,035	19,225	—	83,260
Deferred Income Taxes	—	101,266	4,744	—	106,010
Shareholders’ Equity	655,768	673,588	448,499	(1,122,087)	655,768

Total Liabilities and Shareholders’ Equity	$655,768	$1,685,554	$689,251	$(1,175,432)	$1,855,141

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 28 — SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Income Statements
Fiscal Year Ended February 25, 2006

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Revenues:
Services	$—	$753,180	$369,488	$—	$1,122,668
Sales of products	—	63,530	118,608	—	182,138
Intercompany sales and fees	—	178,547	55,102	(233,649)	—

	—	995,257	543,198	(233,649)	1,304,806

Costs and expenses:
Costs of services	—	441,692	237,418	(4,582)	674,528
Costs of sales	—	32,504	71,533	—	104,037
Intercompany cost of sales and fees	—	146,658	13,950	(160,608)	—

	—	620,854	322,901	(165,190)	778,565

Gross profit	—	374,403	220,297	(68,459)	526,241

Selling, general & administrative	—	84,953	50,762	—	135,715
Research and development	—	31,224	18,645	—	49,869

Operating expenses	—	116,177	69,407	—	185,584

Operating income	—	258,226	150,890	(68,459)	340,657

Other income (expense):
Interest income	—	8,623	2,289	—	10,912
Equity in earnings of unconsolidated affiliates	—	2,644	(703)	—	1,941
Equity in earnings of consolidated affiliates	211,045	97,593	—	(308,638)	—
Other expense	—	(481)	(3,860)	—	(4,341)
Interest expense	—	(29,376)	(1,417)	—	(30,793)

	211,045	79,003	(3,691)	(308,638)	(22,281)

Income before income taxes	211,045	337,229	147,199	(377,097)	318,376

Income taxes	—	113,646	49,606	(55,921)	107,331

Net income	$211,045	$223,583	$97,593	$(321,176)	$211,045

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 28 — SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Income Statements
Fiscal Year Ended February 26, 2005

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Revenues:
Services	$—	$718,920	$298,763	$—	$1,017,683
Sales of products	—	105,848	133,704	—	239,552
Intercompany sales and fees	—	95,463	63,651	(159,114)	—

	—	920,231	496,118	(159,114)	1,257,235

Costs and expenses:
Costs of services	—	417,553	202,522	(3,442)	616,633
Costs of sales	—	56,515	101,472	(13)	157,974
Intercompany cost of sales and fees	—	103,009	22,008	(125,017)	—

	—	577,077	326,002	(128,472)	774,607

Gross profit	—	343,154	170,116	(30,642)	482,628

Selling, general & administrative	—	76,904	40,349	—	117,253
Research and development	—	34,482	18,077	—	52,559

Operating expenses	—	111,386	58,426	—	169,812

Operating income	—	231,768	111,690	(30,642)	312,816

Other income (expense):
Interest income	—	2,137	2,478	—	4,615
Equity in earnings of unconsolidated affiliates	—	2,891	(79)	—	2,812
Equity in earnings of consolidated affiliates	196,394	74,146	—	(270,540)	—
Other income	—	2,571	2,785	—	5,356
Interest expense	—	(17,922)	(1,291)	—	(19,213)

	196,394	63,823	3,893	(270,540)	(6,430)

Income before income taxes	196,394	295,591	115,583	(301,182)	306,386

Income taxes	—	105,969	41,437	(37,414)	109,992

Net income	$196,394	$189,622	$74,146	$(263,768)	$196,394

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 28 — SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Income Statements
Fiscal Year Ended February 28, 2004

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Revenues:
Services	$—	$684,299	$273,172	$—	$957,471
Sales of products	—	40,643	53,216	—	93,859
Intercompany sales and fees	—	101,932	47,881	(149,813)	—

	—	826,874	374,269	(149,813)	1,051,330

Costs and expenses:
Costs of services	—	372,109	169,451	(3,721)	537,839
Costs of sales	—	21,433	37,856	(63)	59,226
Intercompany cost of sales and fees	—	100,111	20,865	(120,976)	—

	—	493,653	228,172	(124,760)	597,065

Gross profit	—	333,221	146,097	(25,053)	454,265

Selling, general & administrative	—	75,213	33,879	—	109,092
Research and development	—	39,530	17,788	—	57,318

Operating expenses	—	114,743	51,667	—	166,410

Operating income	—	218,478	94,430	(25,053)	287,855

Other income (expense):
Interest income	—	1,882	3,851	—	5,733
Equity in earnings of unconsolidated affiliates	—	2,038	4,198	—	6,236
Equity in earnings of consolidated affiliates	183,200	61,334	—	(244,534)	—
Other income (expense)	—	5,817	(3,928)	—	1,889
Interest expense	—	(9,724)	(1,195)	—	(10,919)

	183,200	61,347	2,926	(244,534)	2,939

Income before income taxes	183,200	279,825	97,356	(269,587)	290,794

Income taxes	—	103,535	36,022	(31,963)	107,594

Net income	$183,200	$176,290	$61,334	$(237,624)	$183,200

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 28 — SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 25, 2006

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Net cash provided by operating activities	$—	$375,301	$56,634	$(2,311)	$429,624

Investing Activities
Acquisitions (net of cash acquired)	—	—	(23,084)	—	(23,084)
Purchases of systems, equipment and other assets relating to contracts	—	(106,101)	(33,526)	2,311	(137,316)
Purchases of available-for-sale investment securities	—	(147,275)	—	—	(147,275)
Maturities and sales of available-for-sale investment securities	—	83,375	—	—	83,375
Purchases of property, plant and equipment	—	(8,213)	(1,443)	—	(9,656)
License fee	—	—	(1,750)	—	(1,750)
Investments in and advances to unconsolidated subsidiaries	—	—	(1,488)	—	(1,488)
Refundable performance deposit	—	—	8,000	—	8,000
Decrease in restricted cash	—	—	5,080	—	5,080
Proceeds from sale of investment	—	—	3,000	—	3,000

Net cash used for investing activities	—	(178,214)	(45,211)	2,311	(221,114)

Financing Activities
Principal payments on long-term debt	—	—	(2,302)	—	(2,302)
Purchases of treasury stock	(32,051)	—	—	—	(32,051)
Dividends paid	(41,672)	—	—	—	(41,672)
Proceeds from stock options	9,473	—	—	—	9,473
Intercompany capital transactions	61,863	(61,863)	—	—	—
Other	2,387	(129)	(6,697)	—	(4,439)

Net cash used for financing activities	—	(61,992)	(8,999)	—	(70,991)
Effect of exchange rate changes on cash	—	35	3,191	—	3,226

Increase in cash and cash equivalents	—	135,130	5,615	—	140,745
Cash and cash equivalents at beginning of year	—	23,020	71,426	—	94,446

Cash and cash equivalents at end of year	$—	$158,150	$77,041	$—	$235,191

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 28 — SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 26, 2005

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Net cash provided by operating activities	$—	$262,868	$122,821	$(10,480)	$375,209

Investing Activities
Acquisitions (net of cash acquired)	—	—	(200,730)	—	(200,730)
Purchases of systems, equipment and other assets relating to contracts	—	(204,163)	(51,909)	10,480	(245,592)
Purchases of available-for-sale investment securities	—	(246,975)	—	—	(246,975)
Maturities and sales of available-for-sale investment securities	—	272,000	—	—	272,000
Purchases of property, plant and equipment	—	(12,331)	(544)	—	(12,875)
Investments in and advances to unconsolidated subsidiaries	—	—	(2,071)	—	(2,071)
Increase in restricted cash	—	—	(5,112)	—	(5,112)
Proceeds from sale of investment	—	—	11,773	—	11,773

Net cash used for investing activities	—	(191,469)	(248,593)	10,480	(429,582)

Financing Activities
Net proceeds from issuance of long-term debt	—	343,254	—	—	343,254
Principal payments on long-term debt	—	(135,000)	(32,692)	—	(167,692)
Purchases of treasury stock	(120,658)	—	—	—	(120,658)
Dividends paid	(39,830)	—	—	—	(39,830)
Premiums and fees paid in connection with the early retirement of debt	—	(10,610)	—	—	(10,610)
Proceeds from stock options	13,546	—	—	—	13,546
Intercompany capital transactions	144,948	(312,948)	168,000	—	—
Other	1,994	(2,904)	405	—	(505)

Net cash provided by (used for) financing activities	—	(118,208)	135,713	—	17,505
Effect of exchange rate changes on cash	—	873	1,102	—	1,975

Increase (decrease) in cash and cash equivalents	—	(45,936)	11,043	—	(34,893)
Cash and cash equivalents at beginning of year	—	68,956	60,383	—	129,339

Cash and cash equivalents at end of year	$—	$23,020	$71,426	$—	$94,446

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 28 — SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended February 28, 2004

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Net cash provided by operating activities	$—	$339,643	$76,286	$(862)	$415,067

Investing Activities
Acquisitions (net of cash acquired)	—	(40,691)	(33,751)	—	(74,442)
Purchases of systems, equipment and other assets relating to contracts	—	(252,273)	(16,599)	862	(268,010)
Purchases of available-for-sale investment securities	—	(242,050)	—	—	(242,050)
Maturities and sales of available-for-sale investment securities	—	20,200	—	—	20,200
Purchases of property, plant and equipment	—	(12,772)	—	—	(12,772)
License fee	—	(12,500)	—	—	(12,500)
Investments in and advances to unconsolidated subsidiaries	—	(1,185)	(1,700)	—	(2,885)
Refundable performance deposit	—	—	(20,000)	—	(20,000)

Net cash used for investing activities	—	(541,271)	(72,050)	862	(612,459)

Financing Activities
Net proceeds from issuance of long-term debt	—	251,006	1,582	—	252,588
Principal payments on long-term debt	—	(27,759)	(5,534)	—	(33,293)
Dividends paid	(29,977)	—	—	—	(29,977)
Premiums and fees paid in in connection with the early retirement of debt	—	(731)	—	—	(731)
Proceeds from stock options	23,943	—	—	—	23,943
Intercompany capital transactions	4,959	(38,710)	33,751	—	—
Other	1,075	(2,125)	(5,274)	—	(6,324)

Net cash provided by financing activities	—	181,681	24,525	—	206,206
Effect of exchange rate changes on cash	—	164	4,187	—	4,351

Increase (decrease) in cash and cash equivalents	—	(19,783)	32,948	—	13,165
Cash and cash equivalents at beginning of year	—	88,739	27,435	—	116,174

Cash and cash equivalents at end of year	$—	$68,956	$60,383	$—	$129,339

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 29 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
The following is a summary of the unaudited quarterly results of operations for fiscal 2006 and 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)
Fiscal year ended February 25, 2006:
Service revenues	$291,364	$266,341	$270,889	$294,074
Sales of products	35,035	43,601	29,249	74,253
Gross profit	135,878	123,574	117,824	148,965
Net income	54,844	48,952	47,833	59,416

Basic earnings per share	$.48	$.41	$.38	$.47
Diluted earnings per share	.43	.38	.37	.45

Fiscal year ended February 26, 2005:
Service revenues	$253,326	$248,114	$251,945	$264,298
Sales of products	26,879	75,401	63,702	73,570
Gross profit	116,995	131,160	115,498	118,975
Net income	53,615	53,081	45,855	43,843

Basic earnings per share	$.45	$.45	$.40	$.38
Diluted earnings per share	.40	.40	.35	.34
We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February. Fiscal 2006 and 2005 were 52-week years.
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic earnings per share in fiscal 2006 and the sum of the quarterly diluted earnings per share in fiscal 2005 do not equal the total computed for the year.
During the third and fourth quarters of fiscal 2006, we recorded one-time costs of $1.9 million and $6.1 million, respectively, associated with the pending transaction with Lottomatica S.p.A, which was recorded in Selling, General and Administrative Expense in our Consolidated Income Statement (refer to Note 3 for detailed disclosures).
During the first quarter of fiscal 2005, we sold our 50% interest in Gaming Entertainment (Delaware) L.L.C. for $11.8 million and recognized a gain of $10.9 million which was recorded in Other Income (Expense) in our Consolidated Income Statement.
During the first quarter of fiscal 2005, we recorded a net charge of $0.8 million in connection with the repurchase of $90.0 million of our 7.87% Series B Guaranteed Senior Notes due May 2007, which is included in Other Income (Expense) in our Consolidated Income Statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 25, 2006. Based on such evaluation, they have concluded that our disclosure controls and procedures were effective as of February 25, 2006.
INTERNAL CONTROL OVER FINANCIAL REPORTING
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Internal Control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), refers to the process designed by, or under the supervision of, our Principal Executive Officer and our Principal Financial Officer, and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of February 25, 2006. This evaluation was performed using the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon our evaluation, our management has concluded that our internal control over financial reporting was effective as of February 25, 2006.
Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s assessment of the effectiveness of our internal control over financial reporting as of February 25, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
GTECH Holdings Corporation and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that GTECH Holdings Corporation and subsidiaries maintained effective internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GTECH Holdings Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that GTECH Holdings Corporation and subsidiaries maintained effective internal control over financial reporting as of February 25, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GTECH Holdings Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 25, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GTECH Holdings Corporation and subsidiaries as of February 25, 2006 and February 26, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended February 25, 2006 of GTECH Holdings Corporation and subsidiaries and our report dated April 10, 2006 expressed an unqualified opinion thereon.
  /s/ Ernst & Young LLP
Boston, Massachusetts
April 10, 2006

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
Incorporated by Reference
The information called for by Part III (Item 10 — ”Directors and Executive Officers of the Registrant” (other than the information concerning executive officers set forth after Item 4 herein), Item 11 — ”Executive Compensation,” Item 12 — ”Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 — ”Certain Relationships and Related Transactions” and Item 14 – ”Principal Accountant Fees and Services”) of Form 10-K is incorporated herein by reference to Holdings’ definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held in July 2006, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:
Page(s)
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The following consolidated financial statements of GTECH Holdings Corporation and subsidiaries are included in Item 8:
Consolidated Balance Sheets at
Fiscal year ended February 25, 2006 and February 26, 2005
Consolidated Income Statements
Fiscal year ended February 25, 2006,
Fiscal year ended February 26, 2005, and
Fiscal year ended February 28, 2004
Consolidated Statements of Cash Flows
Fiscal year ended February 25, 2006,
Fiscal year ended February 26, 2005, and
Fiscal year ended February 28, 2004
Consolidated Statements of Shareholders’ Equity
Fiscal year ended February 25, 2006,
Fiscal year ended February 26, 2005, and
Fiscal year ended February 28, 2004
(2) Financial Statement Schedules to GTECH Holdings Corporation and subsidiaries:
Schedule II – Valuation and Qualifying Accounts
All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) Exhibits:
2.1	Agreement and Plan of Merger, dated as of January 10, 2006, by and among Lottomatica S.p.A., Gold Holding Co., Gold Acquisition Corporation and GTECH Holdings Corporation (“Holdings”) (incorporated by reference to Exhibit 2.1 of Holdings’ Current Report on Form 8-K filed on January 10, 2006).

3.1	Restated Certificate of Incorporation of Holdings, as amended (incorporated by reference to Exhibit 3.1 to the Form S-l of Holdings and GTECH Corporation (“GTECH”), Registration No. 33-31867).

3.2	Certificate of Amendment to the Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.2 to the Form S-1 of Holdings, Registration No. 33-48264).

3.3	Certificate of Amendment of the Certificate of Incorporation of Holdings (incorporated by reference to Appendix C of Holdings’ 2004 Notice of Annual Meeting and Proxy Statement).

3.4	Amended and Restated By-Laws of Holdings (incorporated by reference to Exhibit 3.3 of Holdings’ 2004 Form 10-K.

4.1	Credit Agreement, dated as of October 25, 2004, among GTECH, the Bank of America, N.A., Calyon New York Branch and the other lenders party thereto (incorporated by reference to Exhibit 99(a) to Holdings’ Current Report on Form 8-K filed on October 29, 2004).

4.2	Indenture, dated as of December 18, 2001, by and among Holdings, GTECH, GTECH Rhode Island Corporation, GTECH Latin America Corporation, and The Bank of New York (incorporated by reference to Exhibit 4.1 of Holdings’ 10-Q for the quarterly period ended November 24, 2001).

4.3	Registration Rights Agreement, dated December 18, 2001, by and among Credit Suisse First Boston Corporation, Bank of America Securities LLC, and Merrill Lynch, Pierce Fenner & Smith Incorporated, as Representatives, and Holdings, GTECH, GTECH Rhode Island Corporation, and GTECH Latin America Corporation (incorporated by reference to Exhibit 4.2 of Holdings’ 10-Q for the quarterly period ended November 24, 2001).

4.4	Indenture, dated as of October 15, 2003, by and among Holdings, GTECH, GTECH Rhode Island Corporation, GTECH Latin America Corporation, Interlott Technologies, Inc., and the Bank of New York (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-4 filed by Holdings, GTECH, GTECH Rhode Island Corporation, GTECH Latin America Corporation and Interlott Technologies, Inc. on December 10, 2003 (the “2003 Form S-4”)).

4.5	Registration Rights Agreement, dated October 9, 2003, by and among Citigroup Global Markets Inc. and Merrill Lynch Pierce Fenner & Smith Incorporated, as representatives of the initial purchasers, and Holdings, GTECH, GTECH Rhode Island Corporation, GTECH Latin America Corporation and Interlott Technologies, Inc. (incorporated by reference to Exhibit 4.3 to the 2003 Form S-4).

4.6	Indenture, dated as of November 19, 2004, by and among Holdings, as issuer; GTECH, GTECH Rhode Island Corporation and GTECH Latin America Corporation, as guarantors, and SunTrust Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2004).

4.7	Registration Rights Agreement, dated November 19, 2004, by and among Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers, and Holdings, GTECH, GTECH Rhode Island Corporation and GTECH Latin America Corporation (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 22, 2004).

4.8	Specimen Form of certificate of Common Stock (incorporated by reference to Exhibit 4.18 of the S-1 of Holdings, Registration No. 33-54236).

10.1	Agreement, dated as of January 10, 2006, by and among DeAgostini S.p.A. and Holdings (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed on January 10, 2006).

10.2	Form of Director Indemnification Agreement, dated as of August 10, 2005, between Holdings and, respectively, each of Robert M. Dewey, Jr., Paget L. Alves, Christine Cournoyer, Burnett W. Donaho, Sir Jeremy Hanley, Philip R. Lochner, Jr., James F. McCann, and Anthony Ruys (incorporated by reference to Exhibit 99(a) of Holdings’ Current Report on Form 8-K filed on August 12, 2005).

10.3	Amended and Restated Employment Agreement, dated August 2, 2005, by and among Holdings, GTECH and W. Bruce Turner (incorporated by reference to Exhibit 10.1 of Holdings’ 10-Q forth quarterly period ended August 27, 2005).*

10.4	Severance Agreement and Release, dated as of November 24, 2004, by and between Holdings and Kathleen McKeough (incorporated by reference to Exhibit 10.5 of Holdings’ 2005 10-K).*

10.5	Separation Agreement and Release, dated as of April 15, 2005, by and between Holdings and David J. Calabro (incorporated by reference to Exhibit 10.2 of Holdings’ 10-Q for the quarterly period ending May 28, 2005).*

10.5.1	Separation Agreement and Release, dated as of April 22, 2005, by and between Holdings and Barbara Burns (incorporated by reference to Exhibit 10.3 of Holdings’ 10-Q for the quarterly period ended May 28, 2005).*

10.6	Form of Agreement, relating to a potential change of control involving Holdings, entered into between Holdings and, respectively, certain members of senior management (incorporated by reference to Exhibit 10.5 of Holdings’ 2000 10-K).*

+10.7	List of signatories to Agreement relating to potential change of control involving Holdings and certain members of senior management, with the respective dates of such Agreements.*

10.8	Form of Executive Separation Agreement (incorporated by reference to Exhibit 10.12 of Holdings’ 2003 10-K).*

+10.9	Schedule of Recipients of Executive Separation Agreements.*

+10.10	Schedule of Recipients of Company Contributions to the Amended and Restated Income Deferral Plan (1998).

10.11	Contract for Lottery Operations and Services, dated October 10, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.1 of Holdings’ 10-Q for the quarterly period ended November 24, 2001.)

10.12	Amendment No. 1 to Contract for Lottery Operations and Services, dated October 18, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.2 of Holdings’ 10-Q for the quarterly period ended November 24, 2001).

10.13	Agreement between Caixa Econômica Federal and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Ltda.) dated May 26, 2000, respecting the provision of goods and services for the Brazil National Lottery (incorporated by reference to Exhibit 10.12 of Holdings’ 2000 10-K).

10.14	Amendment to Agreement between Caixa Econômica Federal and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Ltda.) (incorporated by reference to Exhibit 10.21 of Holdings’ 2001 10-K).

10.15	Amendment to Agreement between CEF and GTECH Brasil Ltda., dated September 14, 2001 (incorporated by reference to Exhibit 10.20 of Holdings’ 2003 10-K).

10.16	Amendment to Agreement between CEF and GTECH Brasil Ltda., dated July 1, 2002 (incorporated by reference to Exhibit 10.21 of Holdings’ 2003 10-K).

10.17	Amendment to Agreement between CEF and GTECH Brasil Ltda., dated January 14, 2003 (incorporated by reference to Exhibit 10.22 of Holdings’ 2003 10-K).

10.18	Fifth Amendment to Agreement between CEF and GTECH Brasil Ltda., dated April 8, 2003 (incorporated by reference to Exhibit 10.23 of Holdings’ 2003 10-K).

10.19	Service Agreement between CEF and GTECH Brasil Ltda., dated May 12, 2005 (incorporated by reference to Exhibit 10.1 of Holdings’ 10-Q for the quarterly period ended May 28, 2005).

10.20	Master Contract, dated as of May 12, 2003, by and between the Company and the Rhode Island Lottery (incorporated by reference to Exhibit 10.2 of Holdings’ 10-Q for the quarterly period ended May 24, 2003).

10.21	Participation Agreement, dated as of December 14, 2001, by and among GTECH, West Greenwich Technology Associates, L.P., Key Corporate Capital Inc., Post Office Square Funding Inc., Credit Lyonnais New York Branch, The Bank of Nova Scotia, and the Lenders described therein (incorporated by reference to Exhibit 10.24 of Holdings’ 2002 10-K).

10.22	Second Amended and Restated Indenture of Lease, dated as of December 14, 2001, by and between West Greenwich Technology Associates, L.P., and GTECH (incorporated by reference to Exhibit 10.25 of Holdings’ 2002 10-K).

10.23	Purchase Agreement, dated December 5, 2004, by and among Paul Gauselmann, Michael Gauselmann and GTECH (incorporated by reference to Exhibit 10.23 of Holdings’ 2005 Form 10-K).

10.24	2nd Supplementary Agreement to Purchase Agreement of December 5, 2004, among Paul Gauselmann, Michael Gauselmann and GTECH (incorporated by reference to Exhibit 10.3 of Holdings’ Current Report on Form 8-K filed on January 10, 2006).

10.25	Master Agreement, dated December 5, 2004, by and among Paul Gauselmann, Michael Gauselmann and GTECH (incorporated by reference to Exhibit 10.24 of Holdings’ 2005 10-K).

10.26	Supplementary Agreement to Master Agreement of December 5, 2004, among Paul Gauselmann, Michael Gauselmann and GTECH (incorporated by reference to Exhibit 10.2 of Holdings’ Current Report on Form 8-K filed on January 10, 2006).

10.27	1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Holdings’ 10-Q for the quarterly period ended May 31, 1997).*

10.28	1996 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.2 of Holdings’ 10-Q for the quarterly period ended May 31, 1997).*

10.29	First Amendment to the 1996 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.27 of Holdings’ 2001 10-K).*

10.30	1997 Stock Option Plan (incorporated herein by reference to the Appendix of Holdings’ 1997 Notice of Annual Meeting and Proxy Statement).*

10.31	Amendment to 1997 Stock Option Plan dated April 2, 2002 (incorporated by reference to Exhibit 10.32 of Holdings’ 2002 10-K).*

10.32	Holdings’ 1998 Non-Employee Directors’ Stock Election Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Holdings, Registration Number 333-5781).

10.33	Amended and Restated Income Deferral Plan (1998) (incorporated by reference to Exhibit 10.32 of Holdings’ 2003 10-K).*

10.34	Holdings’ 1998 Employee Stock Purchase Plan, as amended and restated as of November 1, 2001 (incorporated by reference to Exhibit 10.4 of Holdings’ 10-Q for the quarterly period ended November 24, 2001).*

10.35	1999 Non-Employee Directors’ Stock Option Plan (incorporated by reference to the Appendix of Holdings’ 1999 Notice of Annual Meeting and Proxy Statement).*

10.36	First Amendment to the 1999 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.32 of the Holdings’ 2001 10-K).*

10.37	Trust Agreement, dated December 18, 1998, by and between Holdings and The Bank of New York, as Trustee, respecting the Income Deferral Plan — 1998 (incorporated by reference to Exhibit 10.1 of the Holdings’ 10-Q for the quarterly period ended November 28, 1998).*

10.38	Holdings’ 2000 Restricted Stock Plan and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 of Holdings’ 10-Q for the quarterly period ended August 26, 2000).*

10.39	Holdings’ 2000 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings’ Proxy Statement filed on September 22, 2000).*

10.40	Holdings’ 2002 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings’ Proxy Statement filed on June 21, 2002).*

10.41	Holdings’ 2004 Employee Stock Purchase Plan (incorporated by reference to Appendix B of Holdings’ Proxy Statement filed on June 25, 2004).*

10.42	Forms of Stock Option Agreement respecting awards under Holdings’ plans (incorporated by reference to Exhibit 10.40 of Holdings’ 2005 10-K).

10.43	Forms of Restricted Stock Agreement respecting awards under Holdings’ plans (incorporated by reference to Exhibit 10.41 of Holdings’ 2005 10-K).

10.44	Holdings’ Management Stock Bonus Program (incorporated by reference to Exhibit 10.40 of Holdings’ 2003 10-K).*

10.45	Senior Staff Officer Stock Ownership Plan, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of Holdings’ 10-Q for the quarterly period ended May 24, 2003).

10.46	OEM Purchase Agreement by and between GTECH and TransAct Technologies Incorporated, dated July 2, 2002 (incorporated by reference to Exhibit 10.45 as Holdings’ 2004 10-K).

10.47	OEM Purchase Agreement, by and between GTECH and Tokyo Magnetic Printing Co. Ltd, dated July 9, 1999 (incorporated by reference to Exhibit 10.46 as Holdings’ 2004 10-K).

10.48	OEM Purchase Agreement, by and between GTECH and BCM Advanced Research, dated December 11, 2002 (incorporated by reference to Exhibit 10.47 as Holdings’ 2004 10-K).

+12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	The Company’s Code of Conduct applicable to, among others, its Chief Executive Officer, Chief Financial and principal accounting officer(incorporated by reference to Exhibit 14.1 of Holdings’ 2003 10-K).

+21.1	Subsidiaries of the Company.

+23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

+31.1	Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company.

+31.2	Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company.

+32.1	Certification, Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company.

+32.2	Certification, Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company.

+	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Certain instruments defining the rights of holders of long-term debt have not been filed pursuant to item 601(b)(4)(iii)(A) of Regulation SK. Copies of such instruments will be furnished to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on April 20, 2006.

GTECH HOLDINGS CORPORATION

By:	/s/ W. Bruce Turner
W. Bruce Turner, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ W. Bruce Turner	Chief Executive Officer (principal executive officer) and Director	April 20, 2006
W. Bruce Turner

/s/ Jaymin B. Patel	Senior Vice President & Chief Financial Officer (principal financial officer)	April 20, 2006
Jaymin B. Patel

/s/ Robert J. Plourde	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	April 20, 2006
Robert J. Plourde

/s/ Robert M. Dewey, Jr.	Director, Chairman of the Board	April 20, 2006
Robert M. Dewey, Jr.

/s/ Christine M. Cournoyer	Director	April 20, 2006
Christine M. Cournoyer

SIGNATURE	TITLE	DATE

/s/ Paget L. Alves	Director	April 20, 2006
Paget L. Alves

	Director	April 20, 2006
Burnett W. Donoho

/s/ Jeremy Hanley	Director	April 20, 2006
The Rt. Hon.
Sir Jeremy Hanley KCMG

	Director	April 20, 2006
Philip R. Lochner, Jr.

	Director	April 20, 2006
James F. McCann

	Director	April 20, 2006
Anthony Ruys

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged	Charged to				Balance at
	beginning	to costs	other				end of
Description	of year	and expenses	accounts		Deductions		year
	(Dollars in thousands)
Valuation accounts deducted from assets to which they apply:

Allowances for doubtful accounts	$4,290	$1,107	$3,946	(a)	$(2,664	) (d)	$6,679
Allowances for liquidated damages	5,033	8,019	199		(5,966	) (e)	7,285
Inventory allowances	5,828	1,015	44		(1,509	) (f)	5,378
Other	2,622	(379)	230		—		2,473

Total Fiscal Year Ended February 25, 2006	$17,773	$9,762	$4,419		$(10,139)		$21,815

Allowances for doubtful accounts	$5,410	$254	$(266	) (a)	$(1,108	) (d)	$4,290
Allowances for liquidated damages	5,283	2,276	33		(2,559	) (e)	5,033
Inventory allowances	8,120	3,407	(5)		(5,694	) (f)	5,828
Other	2,474	—	148		—		2,622

Total Fiscal Year Ended February 26, 2005	$21,287	$5,937	$(90)		$(9,361)		$17,773

Allowances for doubtful accounts	$18,508	$227	$944	(a)	$(14,269	) (d)	$5,410
Allowances for liquidated damages	2,127	5,237	721		(2,802	) (e)	5,283
Inventory allowances	14,561	(379)	6,349	(b)	(12,411	) (f)	8,120
Other	2,360	(1,072)	1,200	(c)	(14)		2,474

Total Fiscal Year Ended February 28, 2004	$37,556	$4,013	$9,214		$(29,496)		$21,287

(a)	Opening reserve balances associated with acquisitions or reserves for amounts billed to customers which were not recorded as revenues

(b)	Opening reserve balances associated with acquisitions

(c)	Reserves transferred from accrued expenses and/or other assets

(d)	Write-offs and recoveries of previous write-offs

(e)	Payments made directly to customers

(f)	Disposal of obsolete material