Form 10-K/A
period 2006-02-25
GTECH HOLDINGS CORP
filed 2006-06-22
CIK 857323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/ A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 1-11250

GTECH HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	05-0450121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

55 Technology Way, West Greenwich, Rhode Island (Address of Principal Executive Offices)	02817 (Zip Code)
Registrant’s telephone number, including area code:
(401) 392-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock $.01 par value	New York Stock Exchange
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
      On June 19, 2006, there were 127,389,752 outstanding shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
      None

EXPLANATORY NOTE
      On April 20, 2006, GTECH Holdings Corporation (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for its fiscal year ending February 25, 2006 (the “2006 10-K”). In accordance with Instruction G(3) of Form 10-K, the 2006 10-K incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for its 2006 Annual Meeting of Stockholders, the information required by Part III of Form 10-K. This Amendment No. 1 amends the Company’s 2006 10-K to set forth the information required by Part III of Form 10-K, as required by Instruction G(3) of Form 10-K, due to the fact that the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company’s 2006 fiscal year.
PART III

Item 10.	Directors and Executive Officers of the Registrant

			Present
	Director		Term
Name, Age And Occupation(1)	Since		Expires

Paget L. Alves, 51	2005	(2)	2008
Senior Vice President of the Enterprise Markets business unit within the Sprint Business Solutions division of Sprint Corporation, a leading telecommunications company, since November 2003. Prior to this, Mr. Alves served as Chief Operating Officer of Centennial Communications, a leading provider of regional wireless and integrated communications services, from February 2002 until March 2003; and President and Chief Executive Officer of PointOne Telecommunications, Inc., a leading operator of a Voice Over Internet Protocol-based network, from June 2000 until December 2001. Previously, Mr. Alves served as President of the Sales and Support business unit of Sprint Corporation from August 1996 until June 2000. PointOne Telecommunications, Inc. filed a petition seeking protection under Chapter 11 of the Federal bankruptcy laws in September 2001. In 2001, Unipoint Holdings purchased most of the assets of PointOne Telecommunications, Inc.

Christine M. Cournoyer, 54	2003	(2)	2007
Chief Operating Officer of Picis, Inc., a leading provider of care automation and clinical performance tools to manage care in perioperative and critical care environments, since April 2006. Prior to this Ms. Cournoyer was Managing Director, Database Solutions, of Harte-Hanks, Inc., a worldwide provider of direct and targeted marketing services, since February 2005. Previously, Ms. Cournoyer was a self-employed private business consultant from July 2003 to February 2005, and served as President and Chief Operating Officer of Lightbridge, Inc., a global provider of mobile and online business solutions and services, from April 2002 through July 2003. From 1995 to 2002, Ms. Cournoyer served as a Vice President at IBM, where she was responsible for worldwide administration, fulfillment, and IT for IBM’s Software Group. Prior to IBM, Ms. Cournoyer was Senior Vice President of IT and Customer Operations at Lotus Development Corporation. Earlier in her career, Ms. Cournoyer held roles of increasing responsibility at Bolt, Bernanek & Newman, and Wang Laboratories. Ms. Cournoyer is also a director of the Stride Rite Corporation.

Robert M. Dewey, Jr., 74	1995		2007
Retired. Mr. Dewey served as Senior Advisor, Donaldson, Lufkin & Jenrette, Inc. (“DLJ”), an investment banking firm, from January 1998 through December 1999. Previously, Mr. Dewey was the Chairman of Autranet, Inc., a wholly-owned subsidiary of DLJ, from January 1996 to January 1998, and Managing Director, Institutional Equities Division, of Donaldson, Lufkin & Jenrette Securities Corporation, a subsidiary of DLJ, from 1983 through June 1995. Mr. Dewey is the Company’s non-executive Chairman of the Board of Directors.

			Present
	Director		Term
Name, Age And Occupation(1)	Since		Expires

Burnett W. Donoho, 66	1992	(3)	2006

Consultant. Mr. Donoho is a director of Smarthome, Inc. Previously, he served as President and Chief Executive Officer of Wellbridge Company, formerly Club Sports International (an operator of upscale health clubs) from November 1998 to August 2000. Prior to this, Mr. Donoho was a self-employed retail consultant from January 1998 to October 1998; Vice Chairman and Chief Operating Officer of Montgomery Ward, Inc., a privately held department store, from February 1997 through December 1997; a self-employed retail consultant from December 1994 through February 1997; the Vice Chairman and Chief Operating Officer of Macy’s East, a division of R.H. Macy & Co., Inc., a department store chain, from July 1992 until December 1994; a member of Ernst & Young’s Great Lakes Management Consulting Group from June 1991 to June 1992; consultant to and superintendent of the Chicago Public Schools from November 1990 to May 1991; and President of Marshall Field and Co., a department store chain, from 1984 to June 1990.
The Rt. Hon. Sir Jeremy Hanley KCMG, 60	2001	(2)	2008

Non-Executive Director of Willis Group Holdings Ltd., a professional service firm specializing in risk management, since April 2006, Blue Hackle Ltd., a security Firm, since February 2006, Nymex Europe Ltd, a physical commodities futures exchange for energy and precious metals, since August 2005, and the ITE Group plc, an exhibition and conference organizer, since February 1998; and Fellow of the Institute of Chartered Accountants in England and Wales, since 1969. Previously, Sir Jeremy Hanley was a Member of the United Kingdom Parliament from April 1983 through May 1997, during which time he held various ministerial posts in the Government of the United Kingdom, including Cabinet Minister without Portfolio, Minister of State for Foreign and Commonwealth Affairs, Minister of State for the Armed Forces and Under-Secretary of State for Northern Ireland. Sir Jeremy Hanley has also served as the Chairman of the Conservative Party in the United Kingdom, where he is qualified as a chartered accountant.

Philip R. Lochner, Jr., 63	2001	(2)	2007

Director. Mr. Lochner is a director of Adelphia Communications Corporation, Apria Healthcare Group Inc., CLARCOR Inc., Solutia Inc., CMS Energy Corporation and the Company. Mr. Lochner served as Senior Vice President and Chief Administrative Officer of Time Warner, Inc., the media and entertainment company, from July 1991 through June 1998. Previously, Mr. Lochner served as a Commissioner on the United States Securities and Exchange Commission from March 1990 to July 1991.
James F. McCann, 54	2003	(2)	2006

Chairman and Chief Executive Officer of 1-800-Flowers.com, Inc., a leading company in the retail floral and gift industry, since 1976. Mr. McCann is a Member of the Board of Directors of The Boyds Collection, Ltd., Hofstra University, National Retail Foundation, Willis Group Holdings Limited, and Winthrop University Hospital.

		Present
	Director	Term
Name, Age And Occupation(1)	Since	Expires

Anthony Ruys, 58	1996	2008

Mr. Ruys is a Member of the Board of Directors of British American Tobacco plc, and the Supervisory Boards of Schiphol Group, Sara Lee/DE International and ABN AMRO Bank. Previously, he served as Chairman of the Executive Board of Heineken N.V., a Netherlands-based international brewery group, from April 2002 until October 2005 and as an Executive Board Member of Heineken N.V. from 1993 until October 2005. Prior to this, Mr. Ruys served as Vice Chairman of the Executive Board of Heineken from 1996 through April 2002, and, from 1974 to 1993, in increasingly senior positions within the Unilever Group, a Netherlands and U.K.-based consumer goods conglomerate. In addition, Mr. Ruys has served as a Member of the Dutch Tourist Board and as a Member of the Board of the Rembrandt Foundation, each since 1995.

W. Bruce Turner, 46(4)	1999	2006

President and Chief Executive Officer of the Company since August 2002. Previously, Mr. Turner served as Chairman of the Company from July 2000 until August 2002, and as the Company’s acting Chief Executive Officer from August 2000 through March 2001. Prior to this, Mr. Turner was an independent consultant and private investor from February 1999 to July 2000. Mr. Turner was a Managing Director, Equity Research, for Salomon Smith Barney (formerly Salomon Brothers) from January 1994 until February 1999; and Director, Leisure Equity Research for Raymond James & Associates from October 1989 until January 1994.

(1)	Except as otherwise noted, the named individuals have had the occupations indicated (other than directorships) for at least five years.

(2)	Mr. Alves, Ms. Cournoyer, Mr. McCann, Mr. Lochner and Sir Jeremy Hanley were appointed by the Board of Directors in January 2005, July 2003, February 2003, January 2001 and April 2001, respectively, to serve as directors of the Company.

(3)	Mr. Donoho was a director of the Company from May 1990 to June 1991 and was again elected a director of the Company in October 1992.

(4)	See “Summary Compensation Table” and “Additional Information — Employment Agreements and Arrangements” below.
Audit Committee
      The Company has a separately-designated Audit Committee established in accordance with section 3(a)58(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is currently comprised of Messrs. Alves and Donoho and Sir Jeremy Hanley. Mr. Dewey, the Company’s non-executive Chairman of the Board, serves as a non-voting, ex officio, member of the Audit Committee. Each member of the Audit Committee has been determined by the Board to be independent, as independence for audit committee members is defined in the New York Stock Exchange Listed Company Manual and by applicable SEC rules. The Board has further determined that each of Mr. Donoho and Sir Jeremy Hanley is an “audit committee financial expert” as defined by applicable rules of the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities (“reporting persons”) to file certain reports of ownership and changes in their ownership of the Company’s equity securities with the SEC and the New York Stock Exchange.

      Based solely on the Company’s review of Forms 3, 4 and 5, and amendments thereto, received by it from reporting persons with respect to fiscal 2006, the Company believes that all Forms 3, 4 and 5 required of reporting persons by Section 16(a) were filed on a timely basis.
Code of Ethics
      The Company has adopted a code of ethics that applies to all of its employees, including its President and Chief Executive Officer, Chief Financial Officer, and Corporate Controller and Chief Accounting Officer. The Company’s code of ethics, referred to as its Code of Conduct, is available through the Corporate Governance link on the Investors section of the Company’s website at www.gtech.com, or, without charge, by sending a request in writing to the Investor Relations Department, GTECH Holdings Corporation, 55 Technology Way, West Greenwich, Rhode Island 02817.

Item 11.	Executive Compensation
Summary Compensation Table
      The following table sets forth certain information concerning the annual and long-term compensation paid for fiscal years 2006, 2005 and 2004, to or for: (i) the Company’s Chief Executive Officer; and (ii) each of the Company’s four other most highly-compensated executive officers whose total annual salary and bonus for fiscal year 2006 exceeded $100,000 (collectively, the “Named Officers”) for services rendered to the Company and its subsidiaries. Figures set forth in the following table, and in footnotes to this table, reflect the 2-for-1 stock split of Common Stock reflected in the form of a stock dividend distributed on May 23, 2002 to shareholders of record as of May 16, 2002 and the 2-for-1 stock split of Common Stock reflected in the form of a stock dividend distributed on July 30, 2004 to shareholders of record as of July 1, 2004.

					Long Term Compensation

	Annual Compensation				Awards		Payouts

				Other	Restricted		Long Term	All Other
				Annual	Stock		Compen-	Compen-
Name and		Salary	Bonus*	Compensation	Award(s)*	Options/	sation	sation
Principal Position(1)	Year	($)(2)	($)(3)	($)(4)	($)(5)	SARs(6)	Payouts	($)(7)

W. Bruce Turner	2006	750,000	1,400,000	70,000	1,775,250	287,500	—	7,110
President and Chief	2005	746,154	—	77,742	2,321,976	280,000	—	6,352
Executive Officer	2004	696,154	—	107,755	3,412,913	300,000	—	89,431
Walter G. DeSocio	2006	300,000	229,903	159,442	35,505	6,250	—	1,242
Senior Vice President,	2005	40,385	25,000	—	152,700	25,000	—	191
General Counsel and	2004	—	—	—	—	—	—	—
Secretary and Chief Compliance Officer, Human Resources
Timothy B. Nyman	2006	345,000	232,616	73,879	426,060	60,000	—	7,708
Senior Vice President,	2005	343,462	—	70,000	462,740	39,000	—	7,061
Global Services	2004	323,077	395,644	68,695	709,445	100,000	—	43,666
Jaymin B. Patel	2006	415,385	588,080	70,000	710,100	105,500	—	6,971
Senior Vice President,	2005	380,000	—	72,597	902,280	104,000	—	6,180
Chief Financial Officer	2004	353,846	330,575	66,240	2,179,644	180,000	—	49,178
Donald R. Sweitzer	2006	340,000	282,744	70,000	414,225	56,000	—	8,622
Senior Vice President,	2005	338,846	—	71,418	462,790	45,000	—	8,076
Global Business	2004	324,077	361,519	90,383	645,391	40,000	—	47,561
Development and Public Affairs

*	Except for Mr. DeSocio, no Named Officer received a bonus for fiscal 2005. For each Named Officer, (other than for Mr. DeSocio, who joined the Company in fiscal 2005) all or a portion of the bonus paid for fiscal 2004 was paid in the form of Restricted Stock and is not reflected in the “Bonus” column. The bonus paid in the form of Restricted Stock is reflected in the “Restricted Stock Awards” Column. As described in more detail below, the Named Officers were required to take a portion of their bonuses in the form of restricted stock in fiscal 2004, and could also elect to take all or any portion of the remainder in restricted stock.

(1)	Sets forth the names and principal positions of the Named Officers as of the end of fiscal 2006.

(2)	Includes salary deferred under the Company’s 401(k) retirement plan (the “Retirement Plan”) and its Income Deferral Plan 1998.

(3)	Excludes the fair market value of Restricted Shares of the Company’s Common Stock (Restricted Shares) awarded for fiscal 2004 under the Company’s Management Stock Bonus Program to all of the Named Officers (except for Mr. DeSocio, who joined the Company in fiscal 2005), in lieu of a portion of their respective cash bonuses. See “Employment Agreements and Arrangements — Company Plans” below, for a description of the Company’s Management Stock Bonus Program. The value of awards of Restricted Shares under the Company’s Management Stock Bonus Program with respect to fiscal 2004 are reflected in the “Restricted Stock Awards” column, and are more fully described in footnote 5, of this table.

(4)	Includes: (i) personal benefits provided by the Company and payments under the Company’s Executive Perquisites Program (which provided officers above a certain rank with a pre-established dollar amount for the purchase of benefits); (ii) taxable fringe benefits provided by the Company, including, without limitation, personal automobile and commercial airplane usage and/or allowances and the payment of relocation expenses and living allowances; and (iii) gross-ups for taxes with respect to benefits provided by the Company, including, without limitation, with respect to the Company’s Executive Perquisites Program. Starting with respect to fiscal 2005, the Company eliminated the Executive Perquisites Program, the auto allowance and contributions under the Company’s 1992 supplemental retirement plan (the “SRP”) for the Named Officers and as a partial offset, the company now provides the Named Officers with an annual contribution to a non-qualified income deferral plan. The Company made payments under the Executive Perquisites Program, prior to tax gross-up, of $27,500 to each of the Named Officers in fiscal 2004, except for Mr. DeSocio, who was not employed by the Company in fiscal 2004. The Company made a contribution to a non qualified income deferral plan for each of the Named Officers in fiscal 2006 and 2005 in the amount of $70,000, except for Mr. DeSocio, who only received a contribution for fiscal 2006. In addition, the Company provided taxable fringe benefits to the Named Officers in the following amounts: Mr. Turner — $3,326 (2005) (all paid with respect to relocation expenses) and $48,052 (2004) (including $34,302 paid with respect to relocation expenses); Mr. Patel — $2,597 (2005) and $11,295 (2004); Mr. Sweitzer — $1,418 (2005) and $14,623 (2004); Mr. Nyman — $3,879 (2006) and $13,750 (2004); and Mr. DeSocio — $57,724 (2006) (including $41,146 paid with respect to relocation expenses). The gross-up payments for taxes were: Mr. Turner — $4,416 (2005) and $32,203 (2004); Mr. Patel — $27,445 (2004); Mr. Sweitzer — $48,260 (2004); Mr. Nyman — $27,445 (2004); and Mr. DeSocio $31,718 (2006).

(5)	Represents the value of awards of Restricted Shares to the Named Officers under the Company’s 2002 Omnibus Stock Option and Long-Term Incentive Plan and the 2000 Omnibus Stock Option and Long-Term Incentive Plan (collectively, the “Plans”), calculated (except as provided below with respect to application to the Management Stock Bonus Program) as of the date of award. Except as provided below with respect to application of the Management Stock Bonus Program for fiscal 2004, none of the Named Officers receiving grants under the Plans was required to make any payment with respect to such grant, and each Named Officer will have the rights of a stockholder with respect to Restricted Shares held by him (whether or not vested), including the right to receive such dividends, if any, as are paid with respect to such Restricted Shares.

April 2005 Restricted Share Awards (Fiscal 2005 Awards). This column includes, with respect to fiscal 2005, the value, as of the date of grant, of awards of Restricted Shares under the Plans in April 2005 which vested upon grant. The numbers, and values, of such Restricted Shares (which are subject to restrictions on transfer for two years from the date of grant) are as follows: Mr. Turner — 22,800 Restricted Shares, valued at $539,676; Mr. Nyman — 7,000 Restricted Shares, valued at $165,690; Mr. Patel — 8,000 Restricted Shares, valued at $189,360; and Mr. Sweitzer — 7,000 Restricted Shares, valued at $165,690.

The Company’s Management Stock Bonus Program (Fiscal 2004). This column includes, with respect to fiscal 2004, the value of awards of Restricted Shares granted under the Plans pursuant to the Company’s Management Stock Bonus Program, valued as of the last day of fiscal 2004. (No Named Officer (other than Mr. DeSocio who received a cash bonus) received an incentive bonus for fiscal 2005. Furthermore, in anticipation of completion of the Merger, the Company’s Management Stock Bonus Program was suspended for fiscal 2006. Accordingly, the Company’s Management Stock Bonus Program did not apply to fiscal 2005 or fiscal 2006, with respect to the Named Officers). Under this program, as in effect for fiscal 2004, each executive officer of the Company, including each Named Officer (other than Mr. DeSocio who joined the Company in fiscal 2005), was required to receive a portion of his or her incentive bonus in the form of Restricted Shares, and could elect to receive an additional portion of his or her incentive bonus in Restricted Shares which vest immediately upon grant, but are subject to transfer restrictions for either two or three years from the date of award. In addition, under the Company’s

Management Stock Bonus Program, each Named Officer (other than Mr. DeSocio who joined the Company in fiscal 2005), received with respect to fiscal 2004 additional grants of Restricted Shares, which vest in two or three years, as the case may be, assuming that the executive is continuously employed by the Company during the vesting period. All such grants of Restricted Shares are subject to the terms and conditions of the Management Stock Bonus Program which are described more fully in “Employment Agreements and Arrangements — Company Plans,” below.

Restricted Shares Held as of End of Fiscal 2006. As of February 25, 2006, the last day of fiscal 2006, the aggregate number and value of Restricted Shares held by each of the respective Named Officers were as follows: Mr. Turner — 454,548 Restricted Shares, valued at $15,204,637; Mr. DeSocio — 7,609 Restricted Shares, valued at $254,537; Mr. Nyman — 74,560 Restricted Shares, valued at $2,494,043; Mr. Patel — 249,364 Restricted Shares, valued at $8,341,220; and Mr. Sweitzer — 82,610 Restricted Shares, valued at $2,763,295.

(6)	Represents the number of shares of Common Stock underlying stock options granted pursuant to the Company’s 1997 Stock Option Plan, 2000 Omnibus Stock Option and Long Term Incentive Plan and 2002 Omnibus Stock Option and Long Term Incentive Plan. See “Option Grants in Last Fiscal Year” below. Prior to fiscal 2004, stock option grants vested in equal 25% increments on each of the first four anniversaries of the date of grant. Beginning in fiscal 2004, grants of stock options for senior staff members vest in 25% increments on the second through the fifth anniversaries of the date of grant instead.

(7)	Includes the dollar value of insurance premiums paid by the Company during the covered fiscal year with respect to life insurance maintained on the lives of each of the Named Officers, matching contributions and profit sharing contributions paid by the Company with respect to the Named Officers under the 401(k) Plan, and amounts provided under the Company’s Supplemental Retirement Plan (“SRP”), which was discontinued starting in fiscal 2005. The Company has discontinued the payment of profit sharing under the 401(k) Plan and the annual contribution under the SRP. During or with respect to fiscal 2006, the Company: (i) paid insurance premiums with respect to life insurance maintained on the lives of the Named Officers in the following amounts: Mr. Turner — $810; Mr. Patel — $486; Mr. Sweitzer — $2,322; Mr. Nyman — $1,408; and Mr. DeSocio — $1,242; and (ii) made matching contributions under the 401(k) Plan for each of the named officers in the following amounts: Mr. Turner — $6,300; Mr. Patel — $6,485; Mr. Sweitzer — $6,300; and Mr. Nyman — $6,300.

Option Grants In Last Fiscal Year
      The following table sets forth certain information concerning individual grants of stock options made during fiscal 2006 to Named Officers. All grants of stock options reflected in the following table were made pursuant to the Company’s 1997 Stock Option Plan, 2000 Omnibus Stock Option and Long-Term Incentive Plan or 2002 Omnibus Stock Option and Long-Term Incentive Plan, and are subject to the terms of such Plans.

	Individual Grants(1)				Potential Realizable Value
					at Assumed Annual Rates
	Number of Shares	% of Options			of Stock Price Appreciation
	of Common Stock	Granted to	Exercise or		for Option Term(2)
	Underlying	Employees in	Base Price	Expiration
Name	Options Granted	Fiscal Year	($/Sh)	Date	5%	10%

W. Bruce Turner	287,500	29.12%	23.51	4/3/2015	$4,250,777	$10,772,305
Walter DeSocio	6,250	0.63%	23.51	4/3/2015	$92,408	$234,181
Timothy B. Nyman	60,000	6.08%	23.51	4/3/2015	$887,119	$2,248,133
Jaymin B. Patel	105,500	10.69%	23.51	4/3/2015	$1,559,850	$3,952,967
Donald R. Sweitzer	56,000	5.67%	23.51	4/3/2015	$827,978	$2,098,258

(1)	Grants reflected in this table were non-qualified options, and the exercise price was equal to the fair market value of a share on the date of grant.

(2)	Determined by multiplying: (a) the difference between: (i) the product of the per-share market price at the time of the grant and the sum of 1 plus the adjusted stock price appreciation rate (the assumed rate of appreciation compounded annually over the term of the option) and (ii) the per-share exercise price of the option, by (b) the number of shares underlying the option at the end of fiscal 2006.
Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
      The following table sets forth information concerning option exercises by Named Officers during fiscal 2006, and the value of all unexercised stock options held by Named Officers, as well as the number of shares of Common Stock of the Company underlying unexercised stock options held by Named Officers, as of February 25, 2006, the last day of fiscal 2006:

			Number of Shares of		Value of Unexercised
			Common Stock Underlying		In-The-Money
	Shares		Stock Options(1)(2)		Stock Options
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

W. Bruce Turner	0	0	2,747,500	850,000	$66,404,075	$9,617,375
Walter G. DeSocio	0	0	0	31,250	0	$252,625
Timothy B. Nyman	55,000	$870,345	20,000	149,000	$436,000	$1,586,780
Jaymin B. Patel	0	0	265,000	299,500	$5,594,750	$2,963,850
Donald R. Sweitzer	0	0	101,000	141,000	$2,103,750	$1,403,040

(1)	All stock options reflected in this table were non-qualified options granted pursuant to the Company’s 1994 Stock Option Plan, 1997 Stock Option Plan, 2000 Omnibus Stock Option and Long-Term Stock Option Plan or 2002 Omnibus and Long-Term Incentive Plan, and are subject to the terms of such plans.

(2)	Calculated based upon the aggregate of the difference between: (i) $33.45, which was the per-share closing price of the Common Stock on the New York Stock Exchange on February 24, 2006, the last trading day of the Company’s 2006 fiscal year, and (ii) the per-share exercise prices for those stock options which were in-the-money on that date.

Compensation Of Directors
      Each non-employee director currently receives an annual retainer of $50,000 (or, in the case of a director who serves less than all of a fiscal year, a pro rata portion of such amount for such year), and an additional annual fee of $10,000 for each Board committee chaired by such director. The Chairman of the Board receives an additional fee of $50,000 per year. In addition, under compensation arrangements for directors that were implemented commencing in fiscal 2004, each sitting director receives annual grants of 3,000 restricted shares and non-qualified options to acquire 10,000 shares of the Company’s Common Stock and each new director receives, in the year of his joining, non-qualified options to acquire 15,000 shares of the Company’s Common Stock and an initial grant of 5,000 restricted shares.
      On August 2, 2005, in accordance with these compensation arrangements, each of the eight non-employee directors then in office was granted, under the Company’s 2002 Omnibus Stock Option and Long-Term Incentive Plan (the “2002 Plan”), non-qualified options to acquire 10,000 shares of the Company’s Common Stock at a per share exercise price of $30.08. Such options become exercisable in four equal installments on the anniversaries of the date of grant and remain exercisable for a ten-year term. In addition, on August 2, 2005, each of the eight non-employee directors then in office was granted 3,000 restricted shares of the Company’s Common Stock under the 2002 Plan. Such restricted shares vest and become non-forfeitable in four equal installments on the anniversaries of the date of grant.
      Under the Company’s Corporate Governance Guidelines, each director is required to have a substantial personal investment in the Company’s Common Stock. This stock ownership requirement, which is phased in over five years, ultimately will require each director to own shares of the Company’s Common Stock valued at three times the amount of the then annual fees paid to directors.
Employment Agreements and Arrangements
Mr. Turner
      At the commencement of fiscal 2006, the Company was party to a three-year employment agreement entered into in August 2002 (the “August 2002 Agreement”) with W. Bruce Turner, who serves as the Company’s President and Chief Executive Officer. In August 2005, the Company entered into an amended and restated employment agreement with Mr. Turner (the “August 2005 Agreement”) which superceded in its entirety the August 2002 Agreement upon the latter agreement’s termination in accordance with its terms in August 2005. At a special meeting of the stockholders of the Company held on June 7, 2006, the stockholders of the Company voted on and approved a proposal to adopt the Agreement and Plan of Merger dated as of January 10, 2006 (the “Merger Agreement”), by and among Lottomatica S.p.A., its subsidiaries Gold Holding Co. and Gold Acquisition Corp., and the Company. The merger contemplated by the Merger Agreement (the “Merger”) has not yet been completed. If the Merger is completed, the Company will become an indirect wholly-owned subsidiary of Lottomatica S.p.A. and each outstanding share of the Company’s Common Stock (other than shares held by the Company, Lottomatica S.p.A. or any of their respective subsidiaries that will be canceled and shares held by holders who properly elect to exercise appraisal rights under Delaware law) will be converted into the right to receive $35.00 in cash, without interest.
      In April 2006, Mr. Turner entered into an employment agreement with Lottomatica S.p.A. (the “Turner/ Lottomatica Agreement”) that will take effect upon completion of the Merger and which will supercede the August 2005 Agreement.
      The August 2002 Agreement. In August 2002, following the departure of the Company’s previous President and Chief Executive Officer, the Company and Mr. Turner entered into the August 2002 Agreement, which agreement superceded in its entirety his earlier employment agreement, which had been scheduled to terminate in accordance with its terms on August 9, 2002. The August 2002 Agreement provided for Mr. Turner to serve as President and Chief Executive Officer of the Company for a term of three years, subject to earlier termination as provided in the agreement. Mr. Turner’s August 2002 Agreement also provided for Mr. Turner to receive a one-time after tax payment of $100,000, an annual base salary (as adjusted for fiscal 2006) of $750,000 subject to annual review, as well as an annual performance bonus of up to a maximum of two times his base salary, and various benefits, including, without limitation, relocation expense reimbursement, an automobile allowance (which has since been discontinued for Mr. Turner and other senior executives), life insurance, medical coverage, participation in the Company’s Executive Perquisites Plan and other deferred compensation plans and programs in a manner similar to other senior executives at the Company, as well as certain professional services. The August 2002 Agreement provided for Mr. Turner’s performance bonus to be determined with respect to each fiscal year during the term of the agreement (commencing with fiscal 2003) in accordance with the performance metrics (and, with respect to fiscal years after fiscal 2003, also in accordance with the management business objectives included in the Company’s management incentive plan) approved annually by the Human Resources and Compensation Committee or the Board for all senior executives of the Company. Mr. Turner’s August 2002 Agreement stated that his target annual performance bonus was 100% of base salary, and that his performance bonus would be paid in a mix of cash and discounted restricted stock (which shall not mandatorily exceed 20% of the performance bonus with respect to fiscal years after 2003) in such proportions and, generally on such terms, as the Human Resources and Compensation Committee, in its discretion, may decide.
      Pursuant to the terms of the August 2002 Agreement, on September 6, 2002, Mr. Turner was granted under the Company’s 2002 Omnibus Stock Option and Long-Term Incentive Plan (the “2002 Plan”) options to purchase (on a pre-split adjusted basis) 265,000 shares of Common Stock, at a (pre-split adjusted) per-share option exercise price of $19.36, the fair market value of a share of Common Stock on the date of grant, and (on a pre-split adjusted basis) 41,000 shares of restricted stock. As specified in the August 2002 Agreement, the options and restricted shares granted vest in equal installments on each of the first second, third and fourth anniversaries of the date of grant. Mr. Turner was eligible for consideration by the Human Resources and Compensation Committee for subsequent annual incentive compensation grants under the 2002 Plan, or any successor plan, in the discretion of the Human Resources and Compensation Committee.
      Under the August 2002 Agreement, if Mr. Turner’s employment with the Company had been terminated by reason of his death, discharge for cause (as defined in the agreement) or resignation for other than good reason (as defined in the agreement), Mr. Turner (or his estate, as the case may be) would have been entitled to his base salary through the effective date of such termination, any accrued but unpaid performance bonus for the prior fiscal year, and any other amounts to which Mr. Turner would have been entitled to under the agreement up to the effective date of such termination.
      If Mr. Turner’s employment had been terminated by reason of disability, discharge without cause or by reason of Mr. Turner’s resignation for good reason, he would have been entitled under the terms of the August 2002 Agreement to receive: (i) his base salary through the effective date of termination, (ii) an amount equal to one year of average cash compensation (defined as meaning, except as specified below, the average base salary and performance bonus paid or payable to Mr. Turner for the most recent complete fiscal year or fiscal years (up to three)), (iii) any accrued but unpaid performance bonus in respect of the prior fiscal year, (iv) a prorated performance bonus payable in respect of the fiscal year of termination, if applicable, and (v) any other amounts to which Mr. Turner would be entitled under the employment agreement up to the effective date of termination.
      Mr. Turner’s August 2002 Agreement provided that if his employment was terminated by the Company for any reason other than cause, or in the event that he resigned for good reason, within eighteen months after a change in control (as defined in the employment agreement), the Company was required to pay Mr. Turner a lump sum cash payment in lieu of the severance payments summarized above in an amount equal to 2.99 times the sum of (i) Mr. Turner’s then current annual base salary in effect at the date of termination, plus (ii) the total performance bonus paid or payable to Mr. Turner from the Company for the most recent full fiscal year of the Company, plus (iii) the maximum amount allowable under the Executive Perquisite Program during the most recent calendar year of the Company. In addition, the Company was required to pay Mr. Turner within 10 days after such termination (i) his base salary accrued through the date of such termination at the rate in effect immediately prior to such date; (ii) any accrued but unpaid performance bonus for the prior fiscal year; (iii) any prorated performance bonus up to the date of such termination calculated by reference to Mr. Turner’s target performance bonus, as determined by the Human Resources and Compensation Committee for the current fiscal year; and (iv) any other amounts to which he was entitled under the terms of the employment agreement up to the date of such termination.
      In addition, in the event of the termination of his employment by reason of a change of control, Mr. Turner (together with, as applicable, his beneficiaries and dependents) would have become fully vested in, and would continue for three years to participate fully in (at no additional cost to Mr. Turner) all life insurance plans, retirement plans, accident and health plans and other welfare plans maintained or sponsored by the Company prior to termination. The Company would also have been required to pay Mr. Turner an amount equal to the sum of all benefits accrued under the Company’s non-qualified plans, and 2.99 times the average benefit accrued and/or Company contributions made to the retirement plans and non-qualified plans over the last three years. Mr. Turner’s August 2002 Agreement further provided for the payment to Mr. Turner of amounts equal to any excise tax due as any payment or benefit constituting a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”), together with amounts necessary to gross-up Mr. Turner for any taxes due with respect thereto.
      Mr. Turner agreed under the terms of the August 2002 Agreement: (i) during the term of the agreement and for three years thereafter, to provide reasonable assistance to the Company in connection with any litigation and/or governmental investigation or review involving the Company (subject to receiving reasonable compensation and reimbursement of expenses), (ii) to not knowingly use for his own benefit or disclose to any person any confidential information relating to the Company (subject to standard exceptions), (iii) that all intellectual property rights relating to the business of the Company developed during the period of his employment with the Company are owned by the Company; and (iv) during the term of the agreement and for two years thereafter, not to engage in any lottery business (as defined in the agreement) anywhere in the world, or disturb or interfere with any business relationship between the Company and its customers, suppliers or business associates (including its employees).
      The August 2005 Agreement. On August 2, 2005, the Company entered into the August 2005 Agreement with Mr. Turner. The August 2005 Agreement became effective upon termination of the August 2002 Agreement in accordance with its terms.
      The August 2002 Agreement provides for Mr. Turner to serve as President and Chief Executive Officer of the Company for a term of three years, subject to earlier termination as provided in the agreement. The August 2005 Agreement also provides for Mr. Turner to be nominated for reelection as a director of the Company at the Company’s 2006 Annual Meeting, at which time his current term as director is scheduled to expire.
      The August 2005 Agreement provides for Mr. Turner to receive an annual base salary of $750,000 as well as an annual performance bonus of up to a maximum of two times his base salary, and various benefits, including, without limitation, life insurance, medical coverage, an annual deferred compensation contribution of $70,000 to the Company’s Executive Perquisites Plan, and participation in other deferred compensation plans and programs in a manner similar to other senior executives at the Company, as well as certain professional services.
      The August 2005 Agreement provides for Mr. Turner’s annual performance bonus to be determined with respect to each fiscal year during the term of the agreement in accordance with the performance metrics (and the management business objectives included in the Company’s management incentive plan) approved annually by the Board of Directors for all senior executives of the Company. The August 2005 Agreement provides that Mr. Turner’s target annual performance bonus will be 100% of base salary, and that his performance bonus shall be paid in a mix of cash and discounted restricted stock (which shall not exceed 30% of the performance bonus) in such proportions and, generally on such terms, as the Board of Directors, in its discretion, may decide. Notwithstanding the foregoing, the portion of Mr. Turner’s performance bonus paid in stock in lieu of cash shall vest immediately (subject to generally applicable transfer restrictions) and Mr. Turner may elect to receive up to 100% of his performance bonus in the form of discounted restricted stock.
      Mr. Turner shall be eligible for consideration by the Human Resources and Compensation Committee of Board for annual grants of stock options and other long-term incentive awards under the Company’s 2002 Plan, or any successor plan, in the sole discretion of the Committee. All grants of stock options and restricted stock are subject to and conditioned upon the Company obtaining all necessary shareholder approvals, if any, and Mr. Turner entering into the Company’s standard option and restricted stock agreements. The August 2005 Agreement provides that not less than 35% of the calculated value of annual long-term incentive grants under the 2002 Plan (or subsequent plan) shall be provided to Mr. Turner in restricted stock, and that the terms and conditions governing the grant and exercise of options, and the grant and vesting of restricted stock, shall be substantially similar to such terms and conditions as are in effect as of the effective date of the August 2005 Agreement.
      Under the August 2005 Agreement, if Mr. Turner’s employment with the Company is terminated by reason of his death, discharge for cause (as defined in the agreement) or resignation for other than good reason (as defined in the agreement), Mr. Turner (or his estate, as the case may be) is entitled to receive his base salary through the effective date of such termination, any accrued but unpaid performance bonus for the prior fiscal year, and any other amounts to which Mr. Turner would be entitled to under the agreement up to the effective date of such termination. In such event, all unvested stock options and grants of restricted stock are forfeited by Mr. Turner. In the event of Mr. Turner’s death, medical and insurance benefits are extended to his family through the end of the month that Mr. Turner would have attained age 65, and his estate will have up to eighteen months to exercise vested options.
      If Mr. Turner’s employment is terminated by reason of disability, discharge without cause or by reason of Mr. Turner’s resignation for good reason, he is entitled under the terms of the August 2005 Agreement to receive: (i) his base salary through the effective date of termination, (ii) an amount equal to eighteen months of annual cash compensation (defined as meaning the most recent annualized base salary paid or payable to Mr. Turner, plus the average performance bonus paid or payable to Mr. Turner for the three most recent completed fiscal years of employment), (iii) any accrued but unpaid performance bonus for the prior fiscal year, (iv) a prorated performance bonus payable in respect of the fiscal year of termination, if applicable, and (v) any other amounts to which Mr. Turner would be entitled under the August 2005 Agreement up to the effective date of termination.
      Mr. Turner will continue to receive for eighteen months following termination, the life insurance and the Executive Perquisites Plan and deferred compensation benefits provided for under the August 2005 Employment Agreement, and the medical benefits provided for in the agreement shall continue through February 2010 (subject to extension). In addition, Mr. Turner will fully vest in all benefits under Company plans, and all of his stock options and restricted stock grants shall vest, and Mr. Turner shall have eighteen months from the date of the termination of employment to exercise any vested options which he holds.
      The August 2005 Agreement permits Mr. Turner to terminate the agreement upon reaching retirement (i.e., when the sum of his age and years of continuous full-time employment by the Company total 65 or more). In such event, all medical benefits shall continue until Mr. Turner attains age 65, vested options remain exercisable after retirement in accordance with their terms, and a specified percentage of unvested restricted stock (between 50% and 100% depending upon the precise time of Mr. Turner’s retirement) vests.
      Mr. Turner’s August 2005 Agreement provides that if his employment is terminated by the Company for any reason other than cause, or in the event that he resigns for good reason, within eighteen months after a change-in-control (as defined in the agreement), the Company will pay Mr. Turner a lump sum cash payment in lieu of the severance payments summarized above in an amount equal to 2.99 times the sum of (i) Mr. Turner’s then current annual base salary in effect at the date of termination, plus (ii) the average performance bonus paid or payable to Mr. Turner for the three most recent full fiscal years of the Company, plus (iii) the maximum amount allowable under the Executive Perquisite Program during the most recent calendar year of the Company. In addition, the Company shall pay Mr. Turner within 10 days after such termination (i) his base salary accrued through the date of such termination at the rate in effect immediately prior to such date; (ii) any accrued but unpaid performance bonus for the prior fiscal year; (iii) any prorated performance bonus up to the date of such termination calculated by reference to Mr. Turner’s target performance bonus, as determined by the Human Resources and Compensation Committee for the current fiscal year; and (iv) any other amounts to which he is entitled under the terms of the August 2005 Agreement up to the date of such termination.
      In addition, in the event of the termination of his employment by reason of a change-in-control, Mr. Turner (together with, as applicable, his beneficiaries and dependents) will become fully vested in, and will continue for four years (subject to extension of up to three additional years in certain circumstances, and until Mr. Turner reaches age 65 if he qualifies under the Company’s Retirement Plan) to participate fully in (at no additional cost to Mr. Turner) all life insurance plans, accident and health plans and other welfare plans maintained or sponsored by the Company prior to termination. In such circumstances, Mr. Turner will also become fully vested in the Company retirement plans, and all non-qualified plans, and the Company will be required to pay Mr. Turner an amount equal to the sum of all benefits accrued under the Company’s non-qualified plans, and 2.99 times the average benefit accrued and/or Company contributions made to the retirement plans and non-qualified plans over the last three fiscal years prior to termination. Mr. Turner’s August 2005 Agreement further provides for the payment to Mr. Turner of amounts equal to any excise tax due as any payment or benefit constituting a “parachute payment” within the meaning of Section 280G of the Code, together with amounts necessary to gross-up Mr. Turner for any taxes due with respect thereto.
      Mr. Turner agrees under the terms of the August 2005 Agreement: (i) during the term of the agreement and for three years thereafter, to provide reasonable assistance to the Company in connection with any litigation and/or governmental investigation or review involving the Company (subject to receiving reasonable compensation and reimbursement of expenses), (ii) to not knowingly use for his own benefit or disclose to any person any confidential information relating to the Company (subject to standard exceptions), (iii) that all intellectual property rights relating to the business of the Company developed during the period of his employment with the Company are owned by the Company; and (iv) during the term of the agreement and for eighteen months thereafter, not to engage in any business that competes with Company business (as defined in the agreement) anywhere in the world, or disturb or interfere with any business relationship between the Company and its customers, suppliers or business associates (including its employees).
      The Turner/ Lottomatica Agreement. In April 2006, Mr. Turner and Lottomatica entered into a new employment agreement, the Turner/ Lottomatica Agreement, that will take effect upon completion of the Merger and which will supercede the August 2005 Agreement. The Turner/ Lottomatica Agreement will have a five-year term commencing upon completion of the Merger. Pursuant to the Turner/ Lottomatica Agreement, Mr. Turner will serve as Chief Executive Officer of Lottomatica S.p.A. and the Company and, if elected, will serve as Managing Director of Lottomatica S.p.A. His annual base salary pursuant to the agreement will be $850,000, and he will be entitled to a level of benefits during the term of the agreement that is substantially similar to the level of benefits provided generally to other senior executives of Lottomatica S.p.A., and executive perquisites substantially equivalent to the perquisites that Mr. Turner is currently entitled to receive. During the term, Mr. Turner will be eligible for a performance bonus ranging from 0% to 200% of his annual base salary, with a target bonus of 100% of base salary, which is the same as his bonus range and target bonus pursuant to his current employment agreement.
      Pursuant to the Turner/ Lottomatica Agreement, in the event of a termination of Mr. Turner’s employment by Lottomatica S.p.A. for any reason other than cause or a resignation by Mr. Turner for good reason (as such terms are defined in the agreement) during the 18-month period following a change in control (which includes the Merger), he will be entitled to substantially the same payments and benefits set forth in the August 2005 Agreement, including, without limitation, the right to a gross-up payment to make Mr. Turner whole for any effect of any payments being subject to the excise tax on golden parachute payments. In the event of a qualifying termination of Mr. Turner’s employment, other than during the 18-month period following a change in control, Mr. Turner will be entitled to receive: (i) an amount equal to 18 months of his most recent annual base salary, payable in installments over 18 months, (ii) a lump-sum cash payment in an amount equal to 1.5 times the average performance bonus paid or payable to Mr. Turner with respect to the three most recently completed fiscal years of employment and (iii) a prorated performance bonus, if any, payable with respect to the fiscal year of termination, payable at the same time as other executives receive such bonuses and based on the executive’s actual performance during the year. In addition, Mr. Turner will continue to receive certain life insurance, perquisite and tax preparation benefits for 18 months following termination, and will continue to receive certain medical benefits for the remainder of the term of the employment agreement, plus an additional period of up to five and a half years thereafter (and until Mr. Turner reaches age 65, if he qualifies under Lottomatica’s Retirement Plan). In the event of a qualifying termination, Mr. Turner will fully vest in all benefits accrued under any employee benefit plans, other than qualified retirement plans, and to the extent that Mr. Turner is not fully vested in all qualified retirement plans, he will receive a payment equal to any unvested portion of his accounts in such retirement plans. Furthermore, any unvested equity awards granted pursuant to the new employment agreement then held by Mr. Turner will become fully vested, and Mr. Turner will be entitled to any vested stock options that he holds until the earlier of 18 months from the date of termination of his employment or the date such stock options expire.
      In the event of a termination of Mr. Turner’s employment as a result of retirement (which cannot occur until the fifth anniversary of the Merger and until the sum of his age and years of service with Lottomatica and the Company is at least 65), Mr. Turner will be entitled to continue medical benefits until age 65. In addition, any vested stock options that he holds will remain exercisable until they expire, and he will be entitled to accelerated vesting of some or all of the unvested restricted stock units that are granted pursuant to the Turner/ Lottomatica Agreement. The percentage of unvested awards that accelerates will depend on his age and years of service at the time of retirement. The Turner/ Lottomatica Agreement provides that Lottomatica S.p.A. will enter into a tax equalization agreement with Mr. Turner to make Mr. Turner whole to the extent that his local tax liability under both United States and Italian tax laws is in excess of the total tax liability if he was only subject to tax under United States laws.
Other Named Officers
      Except as provided below (with respect to certain employment agreements entered into after the close of fiscal 2006 which are to become effective upon completion of the Merger) the Company does not presently have formal employment agreements with the other current Named Officers, although the Company and these executives (and certain other executives) have entered into: (i) change in control agreements, with respect to employment arrangements in the event of a change in control of the Company and (ii) severance agreements, with respect to the termination of such executives’ employment by the Company in circumstances other than a change in control of the Company.
      The change in control agreements referenced above provide for three-year employment terms for the covered executives commencing upon the date a change in control (as defined in the agreements which definition would include completion of the Merger), occurs, or earlier in certain circumstances where actions are taken in anticipation of a change in control. During such employment term, the covered executive is to be employed in a position at least equal in all material respects with the highest position held by such executive during the six months immediately preceding the change in control, and will be entitled to a base annual salary, and annual bonus and benefits in values and amounts at least equal to those provided by the Company to the executive immediately prior to the commencement of the term of employment. In addition, upon the occurrence of a change in control, all benefits accrued by the executive under all non-qualified Company plans (including the Supplemental Retirement Plan) will become fully vested and shall be contributed to a rabbi trust for the benefit of the covered executive, and all options held by the executive will become fully vested and exercisable by the executive.
      If, following a change in control of the Company, an executive’s employment is terminated during the term of employment (including as a result of resignation by executive with good reason, as defined in the agreement), such agreement provides with respect to the year in which his employment is terminated, that he will receive his base salary, bonus, and other compensation and benefits through the date of termination in accordance with Company policy in effect immediately prior to the commencement of the term of employment. In the event that a covered executive’s employment is terminated (other than for cause, as defined in the agreement) or such executive resigns for good reason, the Company is obligated to pay an amount equal to 2.99 times the sum of: (i) his then-current annual base salary; (ii) the total cash bonus received by the executive during the most recent full fiscal year; plus (iii) the maximum amount allowable under the Executive Perquisite Program during the most recent calendar year. In addition, the covered executive (together with his beneficiaries and dependents) will become fully vested in and continue to participate for up to three years at no cost to the executive in all Company life insurance and welfare plans on terms at least as favorable to executive as in effect immediately prior to termination. In addition, the executive will be entitled to receive the sum of all benefits accrued under the non-qualified plans plus the product of 2.99 times the average benefit accrued and/or contributions made to such non-qualified plans over the preceding three years. Such agreements further provide for the payment to the covered executives of amounts equal to any excise tax due as any payment or benefit constituting a “parachute payment” within the meaning of Section 280G of the Code, together with amounts necessary to gross-up such executives for any taxes due with respect thereto. Under the terms of the Company’s option plans and various agreements, the exercisability of outstanding stock options may accelerate in the event of a change in control or termination of employment.
      The severance agreements referenced above provide that in the event that the Company terminates the executive’s employment (other than for cause (as defined in the severance agreement) or by reason of the executive’s death, disability, or resignation), the Company shall, for a period of 12 months after termination, continue paying executive’s base salary and providing executive with specified insurance benefits.
      After the close of fiscal 2006, Messrs. Patel and DeSocio entered into employment agreements with Lottomatica S.p.A., and Mr. Sweitzer (with Messrs. Patel and DeSocio, the “Covered Officers”) entered into an employment agreement with Lottomatica S.p.A. and the Company, that will take effect upon completion of the Merger. These new employment agreements will replace the Covered Officers’ respective existing severance agreements, change in control agreements and restrictive/non-competition agreements described above.
      The new employment agreements with Messrs. Patel and DeSocio will have a five-year term that will commence upon completion of the Merger. The new employment agreement with Mr. Sweitzer will have a two-year term, subject to three one-year extensions at Mr. Sweitzer’s option, that will commence upon completion of the Merger. Pursuant to the new employment agreements, Mr. Patel will serve as Chief Financial Officer of Lottomatica S.p.A. and the Company, Mr. DeSocio will serve as Chief Administrative Officer of Lottomatica S.p.A. and the Company and Mr. Sweitzer will serve as the Company’s Senior Vice President, Public Affairs and Global Business Development following completion of the Merger. The annual base salaries of the Covered Officers will remain at the current levels (except for Mr. DeSocio, whose annual base salary will increase by $25,000, and Mr. Patel, whose annual base salary will increase by $35,000), and they will be entitled to a level of benefits during the term of their new employment agreements that are substantially similar to the level of benefits provided generally to other senior executives of Lottomatica S.p.A., and executive perquisites substantially equivalent to the perquisites that the executives are currently entitled to receive. Each Covered Officer’s target bonus will remain at the same percentage of annual base salary that is currently in effect (except that Mr. DeSocio’s target bonus will increase from 65% of his annual base salary to 75% of his annual base salary).
      Pursuant to the new employment agreements, in the event of a termination of a Covered Officer’s employment for any reason other than cause or a resignation by the Covered Officer for good reason (as such terms are defined in the new agreements) during the 18-month period following a change in control (which includes the proposed merger), the Covered Officer will be entitled to substantially the same payments and benefits set forth in his current change in control agreement. Pursuant to the current change in control agreements, executives would be entitled to severance and other post-termination benefits in the event of a termination of employment during the three-year period following a change in control. The new employment agreements will also provide for certain payments and benefits to an executive in the event of qualifying termination of the executive’s employment that is not within 18 months after a change in control. Upon such a termination, the executive will be entitled to receive: (i) an amount equal to 18 months of the executive’s most recent annual base salary, payable in installments over 18 months, (ii) a lump-sum cash payment in an amount equal to 1.5 times the average performance bonus paid or payable to the executive for his or her three most recent completed fiscal years of employment and (iii) a prorated performance bonus, if any, payable with respect to the fiscal year of termination, payable at the same time as other executives receive such bonuses and based on the executive’s actual performance during the year. In addition, the executive will continue to receive certain life insurance, perquisite and tax preparation benefits for 18 months following termination, and will continue to receive certain medical benefits for the remainder of the term of the employment agreement and an additional period of 18 months thereafter. The executive will fully vest in all benefits accrued under any employee benefit plans, other than qualified retirement plans, and to the extent that the executive is not fully vested in all qualified retirement plans, he or she will receive a payment equal to any unvested portion of his or her accounts in such retirement plans. Furthermore, any unvested retention equity awards (or, in the case of Mr. Patel, any unvested equity awards) granted pursuant to the new employment agreement then held by the executive will become fully vested, and the executive will be entitled to exercise any vested stock options that he or she holds until the earlier of 18 months from the date of termination of employment or the date such stock options expire.
      In the event of a termination of an executive’s employment as a result of retirement, any vested stock options that the executive holds will remain exercisable until they expire, and the executive will be entitled to accelerated vesting of some or all of the unvested restricted stock units that were granted pursuant to the employment agreement. The percentage of unvested awards that accelerates will depend on the executive’s age and years of service at the time of retirement.
      The new employment agreements provide that Lottomatica S.p.A. will enter into a tax equalization agreement with the applicable executive to make the executive whole to the extent that his or her total tax liability under both United States and Italian tax laws is in excess of the total tax liability if the executive was only subject to tax under United States laws.
      Mr. Sweitzer’s new employment agreement will also provide that upon his retirement, the Company will enter into a five year consulting arrangement with Mr. Sweitzer.
Company Plans
      The Company has a defined contribution 401(k) retirement savings and profit sharing plan (the “401(k) Plan”) covering (subject to applicable time of service requirements) substantially all full-time employees in the United States, including the Named Officers. Under the 401(k) Plan, an eligible employee may elect to defer receipt of a portion of base pay for each year. The Company contributes this amount on the employee’s behalf to the 401(k) Plan and also makes a matching contribution. For periods prior to January 1, 2001, the employer matching contribution was equal to 50% of the amount that the employee had elected to defer up to 5%, for a maximum matching contribution of 2.5% of the employee’s base pay. Effective January 1, 2001, the Company increased the matching contribution for the 401(k) Plan to 100% of the first 3% and 50% of the next 2% that the employee has elected to defer, up to a maximum matching contribution of 4% of the employee’s base pay. Effective March 1, 2003, the Company has decreased its matching contribution for the 401(k) Plan, in order to align with competitive practice, such that the Company will match up to 100% of the first 3% of the employee’s base pay that the employer elects to defer. The Company, at its discretion, may contribute additional amounts to the 401(k) Plan on behalf of employees based upon its profits for a given fiscal year. Participants are 100% vested at all times in their own contributions to the 401(k) Plan and in one year from the date of hire for company contributions. Benefits under the 401(k) Plan generally will be paid to participants upon retirement or in certain other limited circumstances. The Company also had a Supplemental Retirement Plan, that is a defined contribution plan that provides to certain key employees, including the Named Officers, additional retirement benefits. The Company, at its discretion, may contribute additional amounts to the plan on behalf of such key employees equal to the percentage of profit sharing contributions contributed for the calendar year, multiplied by the key employees’ compensation (as defined) for such year. See “Summary Compensation Table,” above. The Supplemental Retirement Plan was intended to provide additional retirement benefits to those executive officers whose Company profit sharing contribution to the 401(k) plan is limited as a result of limitations on compensation set forth in the Internal Revenue Code. Beginning in fiscal 2005, with the elimination of profit sharing as approved by the Board of Directors, the Supplemental Retirement Plan was eliminated for executive officers, including the Named Officers. For fiscal 2004, the Supplemental Retirement Plan funds were automatically transferred to the executive’s Income Deferral Plan account.
      Incentive bonuses for senior staff, including the Named Officers, are calculated under two distinct plans: Under the Corporate Financials Management Incentive Plan, which was approved by the Company’s shareholders at the 2003 Annual Meeting, specific annual performance targets for the Company are established. Ninety percent of the bonus payable to a participant under the Corporate Financials Management Incentive Plan is determined by reference to achievement against an operating income performance target, and the remaining ten percent of bonus payable to a participant under the plan is determined by reference to achievement against a revenue growth performance target. Target bonuses are set for each individual, and in no event will the target bonus exceed 90% of the individual’s base salary, or will the maximum bonus payable exceed two times the amount of the target bonus, or a maximum amount of the lesser of 180% of the individual’s base salary or $1,900,000. The second component of the Company’s incentive bonus policy, the Management by Objective Plan (or MBO Plan), is based upon achievement against individual goals. As presently structured, bonuses under the MBO Plan may not exceed 10% of the participant’s base salary with regard to a fiscal year.
      Under the Company’s Management Stock Bonus Program, each executive officer is required to receive a specified percentage of his or her bonus for a given fiscal year in the form of restricted shares of the Company’s Common Stock. In addition, each executive officer is generally provided with the opportunity to elect to receive any portion of the remainder of his or her bonus for such fiscal year in the form of restricted shares of the Company’s Common Stock. Both the mandatory stock bonus and the optional stock bonus generally vest immediately upon grant, and are restricted from sale or transfer for a two (2) year period from the effective date of the award.
      The following paragraph describes the terms of certain additional awards of restricted shares under the Company’s Management Stock Bonus Program.
      Under the terms of the Company’s Management Stock Bonus Program, each executive officer is generally eligible to receive a supplemental award of restricted shares, determined using a 20% discount from the original stock price as applied to the mandatory stock bonus (the “mandatory 20% discount award”). The mandatory 20% discount award generally vests two years after the effective date of the award, if the executive officer is continuously employed by the Company for such two year period. If the executive officer elects with respect to a given fiscal year to receive an optional stock bonus, he or she is generally awarded a supplemental stock bonus calculated using a 20% discount from the original stock price (the “optional 20% discount award”). The optional 20% discount award will also vest two years from the effective date of the award, provided that the executive officer is continuously employed by the Company for such two year period and has retained ownership, without any transfer or assignment, of all such restricted shares granted under the Management Stock Bonus Program. Further, if the executive officer elects to retain the mandatory and optional stock bonus awards for an additional third year, he or she is generally eligible to receive a supplemental stock bonus calculated using a 25% discount from the original stock price (the “optional 25% discount award”). The optional 25% discount award will generally vest if the executive officer remains continuously employed by the Company for a three year period from the effective date of the award and has retained ownership, without transfer or assignment, of all such restricted shares granted under the Management Stock Bonus Program during that period.
      Under the terms of the Company’s Management Stock Bonus Program if the executive officer is terminated for cause or resigns before the applicable restriction (i.e., two or three years) lapses, the mandatory 20% discount award, optional 20% discount award and optional 25% discount award are generally forfeited. If the employment relationship terminates for any other reason, stock awarded under the optional 20% discount award and optional 25% discount award will vest, and the restrictions on sale or transfer of the stock continue for the two or three year period. The shares issued to the executive officers pursuant to the Company’s Management Stock Bonus Program are funded out of shares of the Company’s Common Stock held in treasury. All grants of shares are subject to the terms and conditions of applicable agreements with each executive officer and the provisions of the Company’s 2002 Plan. See “Summary Compensation Table” above.
      No executive officer of the Company received an incentive bonus for fiscal 2005 (other than Mr. DeSocio who received a cash bonus) and, in anticipation of completion of the Merger, the Company’s Management Stock Bonus Program was suspended for fiscal 2006. Accordingly, no awards were made for fiscal 2005 or fiscal 2006 under the Company’s Management Stock Bonus Program to executive officers of the Company.
      After the close of fiscal 2003, the Human Resources and Compensation Committee adopted the Senior Staff Officer Stock Ownership Plan (the “Stock Ownership Plan”) with effect from and after fiscal 2004. Under the terms of the Stock Ownership Plan, the Company’s Chief Executive Officer and its senior staff (which include the Company’s Senior Vice President, Global Business Development and Public Affairs; Senior Vice President and Chief Financial Officer; Senior Vice President, Gaming Solutions; Senior Vice

President, General Counsel and Secretary; and Senior Vice President, Global Services; and such other executives as may be from time-to-time designated as members of senior staff) are required to own Common Stock with a market value equal to, or greater than, a specified percentage of their respective base salaries. By the end of fiscal 2006, the Chief Executive Officer was required to own Common Stock with a market value of not less than 120% of his base salary, while other Stock Ownership Plan participants are required to own Common Stock with a market value of not less than 60% of their respective base salaries (unless such other participants were not members of senior staff at the start of fiscal 2004). The stock ownership requirements of the Stock Ownership Plan (expressed as a percentage of each participant’s base salary) increase in ratable annual increments, until, with respect to fiscal 2008 and subsequent years, the Chief Executive Officer is required to own Common Stock with a market value of not less than 200% of his base salary, while other Stock Ownership Plan participants are required to own Common Stock with a market value of not less than 100% of their respective base salaries.
      Compliance with these stock ownership requirements shall be tested as of the close of each fiscal year based upon then-existing Common Stock values and base salaries, and shall be monitored through a process by which the Company’s Legal Department must pre-approve sales of Common Stock by Stock Ownership Plan participants. At the end of fiscal 2006, all Stock Ownership Plan participants met or exceeded the holding requirements applicable to them for such year.
      The terms of the Stock Ownership Plan permit the Human Resources and Compensation Committee to grant exceptions to the requirements of the Stock Ownership Plan in cases of hardship or other exceptional circumstances.
Human Resources and Compensation Committee Interlocks and Insider Participation in Compensation Decisions
      During fiscal 2006, decisions regarding executive compensation were made by the Human Resources and Compensation Committee, and in some cases by the full Board, subject to the terms of applicable employment agreements and ratification by the full Board in certain circumstances. The Human Resources and Compensation Committee’s members during fiscal 2006 were Messrs. Donoho, Lochner, McCann and Ruys. Mr. Dewey serves as a non-voting, ex officio, member of each standing committee of the Board of Directors, including the Human Resources and Compensation Committee. During fiscal 2006, no relationship existed that requires reporting under this section between an executive officer of the Company and any other entity which had an executive officer or director who served on the Human Resources and Compensation Committee or the Board of the Company.
The Human Resources And Compensation Committee Report on Executive Compensation
      Policies regarding executive compensation are set by the Human Resources and Compensation Committee (the “Committee”) of the Board of Directors, and in some cases by the full Board, subject to the terms of applicable employment contracts, as discussed below, and possible consultation with and ratification by the Board in certain circumstances. The Committee had four voting members during fiscal 2006: Burnett W. Donoho, Philip R. Lochner, Jr., James F. McCann and Anthony Ruys. Robert M. Dewey, Jr., the non-executive Chairman of the Board of Directors, serves as a non-voting, ex officio, member of the Committee. All members of the Committee are outside independent directors.

Compensation Philosophy.
      The Committee believes that the Company must pay competitively to attract and retain qualified executives. To motivate executive personnel to perform at their full potential, the Committee believes that a significant portion of compensation should be incentive-based. This typically results in salary levels for Company executives around the median of competitive ranges, and bonuses, if performance is achieved, well above the median. While acknowledging the need to recognize individual performance in setting compensation, the Committee believes that it is of primary importance to reward executives based on corporate and business unit performance. This serves the dual purpose of encouraging teamwork among executives and also of supporting the Company’s objective of increasing shareholder value.

      The Committee further believes that the Company’s objective of increasing shareholder value is fostered by a compensation policy that requires the Company’s Chief Executive Office and Senior Staff executives to own shares of stock in the Company, so as to more completely align the executives’ own interests with the interests, generally, of the Company’s stockholders. In furtherance of this policy, the Committee adopted, with effect for fiscal 2004 and subsequent years (including fiscal 2006), the Senior Staff Officer Stock Ownership Plan, which plan requires the Chief Executive Officer and members of the Company’s senior staff to own Common Stock with a market value equal to or greater than specified percentages of their respective base salaries. See “Employment Agreements and Arrangements — Company Plans” for a more detailed description of this plan.
      Finally, the Committee believes that it is important that it retain the flexibility to evaluate not only corporate, business unit and individual performance, but also all other circumstances and challenges facing the Company. Consequently, while rewarding the achievement of performance objectives is the primary focus of the Committee’s compensation philosophy, the Committee may also use subjective criteria in setting and adjusting the base salary and (as described below) the annual bonus for executive officers.

Executive Officer Employment Agreements.
      One individual named in the Summary Compensation Table above was party to an employment agreement with the Company that was in force during fiscal 2006. Mr. Turner, the Company’s President and Chief Executive Officer, entered into an amended and restated employment agreement with the Company in August 2005 (the “August 2005 Agreement”). Mr. Turner, the Company’s Chief Executive Officer since August 2002, entered into a three-year agreement at that time (the “August 2002 Agreement”), which agreement expired in accordance with its terms in August 2005. See “Employment Agreements and Arrangements — Mr. Turner” for a detailed description of the August 2005 Agreement and the August 2002 Agreement.
      The other executive officers named in the Summary Compensation Table above were not parties to employment agreements with respect to fiscal 2006, and their compensation for fiscal 2006 was determined based upon a review and recommendation by the President and Chief Executive Officer, subject to the approval of the Committee, and consideration of the principles set forth above and elsewhere in this report.

Principal Elements of Compensation.
      Compensation earned in fiscal 2006, as reflected in the Summary Compensation Table, consisted primarily of salary, annual bonus and awards of stock options and restricted stock. (Executive officers also received executive benefits, as well as other benefits offered under Company sponsored broad-based plans.) Executive officers also receive an annual contribution to a non-qualified income deferral plan.
      Determination of Compensation. Target total compensation levels are determined after considering several factors including Company performance, responsibility level, internal pay equity and external pay practices. Competitive market data is provided by an independent compensation consulting firm retained by the Committee. Competitive data received by the Committee includes base salary, total cash compensation and long term incentive grants. In addition, the Committee periodically seeks recommendations of the above-referenced consultant.
      Base Salary. Executive officers’ salaries are reviewed annually. In assessing whether salary increases are warranted with respect to those executive officers without employment agreements or in connection with discretionary increases under, or the amendment, extension or renewal of, an executive officer’s employment agreement, the Company considers a number of factors, including corporate profitability, performance on the job, responsibility level, internal compensation equity, external pay practices for comparable companies (not necessarily including the Peer Group companies referred to in the Shareholder Return Performance Graph below), the relationship of salary to the median of competitive ranges and the executive officer’s level of responsibility, experience and expertise, which factors may be given varying weights depending upon the circumstances.
      Annual Bonus. The Company’s policy respecting the granting of annual bonuses is based primarily upon the aims of providing incentives for the achievement of corporate and business unit performance goals and secondarily upon the achievement of individual objectives. Mr. Turner’s August 2005 Agreement provides for Mr. Turner’s performance bonus for fiscal 2006 to be determined within a specified range in accordance with performance metrics approved by the Committee. Executive officers named in the Summary Compensation Table without employment agreements are eligible to receive annual bonuses under the Corporate Financials Management Incentive Plan, which establishes bonuses in relation to operating income and revenue performance targets for the Company, and under the Management by Objective Plan, which measures executive performance against individual goals. Annual performance metrics are established by the Board of Directors prior to the beginning of each fiscal year. In addition, in consideration for the significant additional burden placed on the Company’s management by virtue of preparations for the Company’s merger with Lottomatica S.p.A., the Committee awarded Mr. Turner and certain other executive officers additional discretionary bonus elements as part of their respective annual bonuses for fiscal 2006. In anticipation of the completion of the Company’s merger with Lottomatica, the Company’s Management Stock Bonus Program, under which a percentage of the annual bonus of executive officers must be (and additional amounts may be) paid in the form of restricted stock awards, was suspended for fiscal 2006. See “Employment Agreements and Arrangements — Company Plans” above for more information on the two incentive bonus programs and the Management Stock Bonus Program.
      Stock-Based Incentive Awards. The Company’s 2002 Omnibus Stock Option and Long-Term Incentive Plan (the “2002 Plan”), which permits the award of stock options, stock appreciation rights, restricted stock awards and performance awards, was approved by the stockholders of the Company at the 2002 Annual Meeting. The 2002 Plan provides for the granting of awards to officers and other key employees of the Company and its subsidiaries. The principal purpose of the 2002 Plan is to assist the Company in attracting and retaining officers and other key employees, and to motivate them to increase shareholder value by enabling them to participate in the value which has been created.
      Subject to such limitations as are provided for in the 2002 Plan, the aggregate number of annual grants to be made under the 2002 Plan, as well as the individuals to whom such grants shall be made and the amount of such individual grants, are all within the discretion of the Committee. The aggregate number of Shares subject to grant under the 2002 Plan, and predecessor plans of the Company, generally has been tied to specific financial targets which are set annually by the Committee and approved by the Board of Directors. In making individual awards, the Committee generally takes into account numerous factors, including the prospective recipient’s level of responsibility, contribution, performance, experience, expertise and years of service, as well as external compensation practices and internal compensation equity considerations.

Rationale for Fiscal 2006 Compensation of Mr. Turner.
      Effective April 1, 2005, Mr. Turner’s annual base salary was $750,000, subject to annual adjustment, and he is eligible for an annual performance bonus of up to a maximum of two times his base salary, grants of stock options and restricted stock awards, and various benefits. Mr. Turner’s pay is determined on a total compensation basis, including base pay, bonus and stock-based awards. His total compensation is benchmarked against that of individuals in a similar position at competitors and other companies of a similar size and in similar industries. This benchmarking is performed by an independent firm for the Committee. The targets under the Company’s bonus plan are set in relation to operating income and revenue growth and, as applied to Mr. Turner, are identical to the performance goals applicable generally to other members of senior management. The specific goals are set at the beginning of each fiscal year and all management participants in the plan, including Mr. Turner, are accountable for their achievement. For fiscal 2006, the Company substantially met the financial objectives that were set at the start of the year, and Mr. Turner was accordingly awarded a performance bonus of $691,950 under the Company’s bonus plans. Mr. Turner was awarded an additional $708,050 in performance bonus in consideration for the significant additional burdens placed on Mr. Turner by virtue of preparations for the Company’s merger with Lottomatica S.p.A.
      The Committee currently intends to continue its practice of basing executive compensation primarily on corporate and business unit performance, and secondarily, on its qualitative evaluation of individual performance. The Committee believes that its compensation policies promote the goals of attracting, motivating, rewarding and retaining talented executives who will maximize value for the Company’s shareholders.

Section 162(m).
      Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1,000,000 the amount of compensation which may be deducted by the Company in any year with respect to each of its highest paid executive officers. Certain types of performance-based compensation, if approved by stockholders and/or otherwise exempted by Section 162(m), are not subject to this limitation. It is believed that the Company’s stock option plans in which executive officers are eligible to participate have been structured in such a way as to qualify as performance-based compensation not subject to the Section 162(m) limits on deductibility, and the Committee intends, based on the approval of the stockholders of the Corporate Financials Management Incentive Plan at the Company’s 2003 Annual Meeting, to qualify a portion of executive officers’ annual incentive bonuses so as to be exempt from such limits. However, the Committee believes that it is important to retain the flexibility to offer such compensation arrangements and plans as the Committee determines to be necessary from time to time to attract, retain and motivate executive officers without being constrained by considerations of Section 162(m) tax deductibility.

The Fiscal 2006 Human Resources and Compensation Committee of the Board of Directors

Burnett W. Donoho, Chairman
Philip R. Lochner, Jr.
James F. McCann
Anthony Ruys
Robert M. Dewey, Jr. (non-voting ex officio member)
Date: June 20, 2006

Shareholder Return Performance Graph
      The graph set forth below compares, for the period February 24, 2001 through February 5, 2006 (the end of the Company’s 2006 fiscal year), the cumulative total return to holders of Common Stock of the Company with the cumulative total return of the Standard & Poor’s Composite 500 Index (the “S&P 500”), and a peer group index (“Peer Group”) of four companies selected by the Company consisting of Bally Technologies Inc. (formerly Alliance Gaming Corporation, a diversified worldwide gaming company), International Game Technology (gaming equipment manufacturer and supplier of on-line lottery goods and services), Scientific Games Holdings Corporation (supplier of paper lottery tickets and on-line lottery goods and services), and WMS Industries Inc. (gaming equipment manufacturer). The Company elected to use a peer group index rather than a published industry or line of business index because the Company is not aware of any such published index of companies which is comparable to the Company in terms of its businesses. For the purposes of the peer group index, all companies have been weighted based upon their relative market capitalizations.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG GTECH HOLDINGS CORPORATION, THE S&P 500 INDEX,
AND A PEER GROUP

	Cumulative Total Return

	2/01	2/02	2/03	2/04	2/05	2/06

GTECH HOLDINGS CORPORATION	100.00	197.63	215.64	440.13	354.58	512.94

S&P 300	100.00	90.49	69.96	96.92	103.68	112.38

PEER GROUP	100.00	137.13	147.68	301.12	247.95	293.70

Copyright (§) 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm
* The above graph assumes an investment of $100 in the Company, the S&P 500 companies and in the Peer Group companies on February 24, 2001, and that all dividends were reinvested. The performances indicated in the above graph and table are not necessarily indicative of future performance.
      The reported closing price of the Company’s Common Stock on the New York Stock Exchange on February 24, 2006 (the last trading day in the Company’s 2006 fiscal year) was $33.45. On June 21, 2006, such closing price was $34.67.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters
      The following table sets forth, as of May 4, 2006, information concerning the beneficial ownership of Common Stock by: (i) each person who was known by the Company to be the beneficial owner of more than 5% of such shares; (ii) each director and nominee for director of the Company; (iii) each of the executive officers of the Company named in the Summary Compensation Table appearing later in this proxy statement; and (iv) all of the Company’s directors and executive officers as a group. The number of shares beneficially owned by each person is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has the sole or shared voting power or investment power and also any shares which the person has the right to acquire within 60 days of May 4, 2006, through the exercise of any stock option or other right. Except as indicated in the footnotes to this table, each person or entity listed has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

	Amount And Nature Of	Percent Of
Name And Address Of Beneficial Owner(1)	Beneficial Ownership(2)	Class

W. Bruce Turner, Director, Executive Officer	3,331,467	2.62
Paget A. Alves, Director	12,880	*
Christine M. Cournoyer, Director	37,957	*
Walter G. DeSocio, Executive Officer	7,628	*
Robert M. Dewey, Jr., Director	272,136	*
Burnett W. Donoho, Director	154,360	*
The Rt. Hon. Sir Jeremy Hanley KCMG, Director	96,366	*
Philip R. Lochner, Jr., Director	98,182	*
James F. McCann, Director	67,247	*
Timothy B. Nyman, Executive Officer	124,879	*
Jaymin B. Patel, Executive Officer	578,596	*
Anthony Ruys, Director	83,368	*
Donald R. Sweitzer, Executive Officer	214,576	*
All Directors and Executive Officers, as a group (17 persons)	5,610,214	4.41

*	less than 1%

(1)	Unless otherwise noted, the address of each beneficial owner listed is c/o GTECH Holdings Corporation, 55 Technology Way, West Greenwich, RI 02817.

(2)	The number of shares of our common stock deemed outstanding for purposes of determining the percentage of common stock held by a person or entity includes 127,353,511 shares outstanding as of May 4, 2006.
      The shareholdings in this table include the following numbers of shares subject to issuance upon exercise of options held by such person or entity that were exercisable on or exercisable within 60 days after May 4, 2006: Mr. Turner 2,892,500, Mr. Alves 3,750, Ms. Cournoyer 17,500, Mr. DeSocio 0, Mr. Dewey 200,000, Mr. Donoho 90,000, Sir Jeremy Hanley 80,000, Mr. Lochner 80,000, Mr. McCann 35,000, Mr. Nyman 54,750, Mr. Patel 336,000, Mr. Ruys 40,000, and Mr. Sweitzer 132,250.
      The table does not include the following numbers of shares subject to issuance upon exercise of options held by such person or entity that were not exercisable within 60 days after May 4, 2006: Mr. Turner 705,000, Mr. Alves 21,250, Ms. Cournoyer 32,500, Mr. DeSocio 31,250, Mr. Dewey 30,000, Mr. Donoho 30,000, Sir Jeremy Hanley 30,000, Mr. Lochner 30,000, Mr. McCann 35,000, Mr. Nyman 114,250, Mr. Patel 228,500, Mr. Ruys 30,000, and Mr. Sweitzer 109,750.
      The Merger Agreement required the Company, among other things, to hold a meeting of its stockholders for the purpose of seeking approval by the stockholders of the Company of the proposed Merger. At a special meeting of the stockholders of the Company held on June 7, 2006, the stockholders of the Company approved the proposed Merger pursuant to the recommendation of the Board of Directors of the Company. While neither the Company nor Lottomatica S.p.A, or its subsidiaries, entered into agreements with the directors or officers of the Company with respect to the voting of their respective shares in connection with the Merger, it was anticipated that such directors and officers would in fact vote their shares in favor of the Merger.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table sets forth as of February 25, 2006, the last day of the Company’s fiscal 2006, information with respect to the Company’s compensation plans (including individual compensation arrangements) under which shares of the Common Stock of the Company (“Shares”) are authorized for issuance, aggregated as follows:

			Number of Shares
			Remaining Available
	Number of Shares to		for Future Issuance
	be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in First
Plan Category	and Rights	and Rights	Column)

Equity compensation plans approved by the Company’s shareholders	7,709,541	$14.79	5,920,871
Equity compensation plans not approved by the Company’s shareholders	0	N/A	0
Total	7,709,541	$14.79	5,920,871

Item 14.	Principal Accountant Fees and Services
      The firm of Ernst & Young LLP, independent public accountants, served as the Company’s auditors for fiscal 2006.
      For the fiscal years 2006 and 2005, fees paid by the Company for services provided by Ernst & Young LLP, all of which services were pre-approved by the Audit Committee in accordance with the pre-approval policies and procedures described below, were as follows:

	Fiscal Year

	2006	2005

Audit Fees	$2,040,000	$2,362,000
Audit Related Fees	2,004,000	304,000
Tax Fees	228,000	271,000
All Other Fees	—	—

	$4,272,000	$2,937,000

Audit Fees
      These are fees related to professional services rendered in connection with the audit of the Company’s annual financial statements, the audit of the Company’s assessment of the effectiveness of internal control over financial reporting and the audit of the Company’s internal control over financial reporting, the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q, international statutory audits, and accounting consultations that relate to the audited financial statements and are necessary to comply with generally accepted auditing standards. Audit fees for fiscal 2006 decreased from fiscal 2005 fees primarily due to efficiencies associated with the second year audit of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act and a decrease in fees for services relating to capital raising efforts and acquisitions when compared to fiscal 2005.
Audit-Related Fees
      These are fees for assurance and related services and consisted primarily of due diligence pertaining to mergers and acquisitions and consultations regarding accounting and financial reporting matters that will impact future periods. The increase in audit-related fees for fiscal 2006 related to accounting, auditing and financial reporting matters associated with the Company’s proposed merger with Lottomatica S.p.A.
Tax Fees
      These are fees billed for professional services related to international tax returns, tax planning and advice and assistance with international tax audits. Tax fees include $160,000 and $190,000 relating to tax compliance and preparation fees for fiscal 2006 and 2005, respectively.
All Other Fees
      There were no other fees billed during fiscal 2006 or 2005.
Audit Committee Pre-Approval Policy and Procedures
      The Company’s Audit Committee has a policy and procedures that require the pre-approval by the Audit Committee of all: (i) services performed by the Company’s independent auditors, and (ii) Audit Services performed for the Company by any other independent accountants. In April of each year, the Audit Committee approves the services proposed to be performed during the year by the Company’s independent auditor, including the nature, type and scope of services contemplated and related fee levels. In addition, Audit Committee pre-approval is required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fee levels pre-approved by the Audit Committee in April. As permitted by applicable SEC rules, the Audit Committee has delegated its pre-approval authority with respect to engagements arising during the course of the year to the Chairman of the Audit Committee.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
15(a)(3) Exhibits
      (3) Exhibits:

2.1	Agreement and Plan of Merger, dated as of January 10, 2006, by and among Lottomatica S.p.A., Gold Holding Co., Gold Acquisition Corporation and GTECH Holdings Corporation (“Holdings”) (incorporated by reference to Exhibit 2.1 of Holdings’ Current Report on Form 8-K filed on January 10, 2006).*

3.1	Restated Certificate of Incorporation of Holdings, as amended (incorporated by reference to Exhibit 3.1 to the Form S-l of Holdings and GTECH Corporation (“GTECH”), Registration No. 33-31867).*

3.2	Certificate of Amendment to the Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.2 to the Form S-1 of Holdings, Registration No. 33-48264).*

3.3	Certificate of Amendment of the Certificate of Incorporation of Holdings (incorporated by reference to Appendix C of Holdings’ 2004 Notice of Annual Meeting and Proxy Statement).*

3.4	Amended and Restated By-Laws of Holdings (incorporated by reference to Exhibit 3.3 of Holdings’ 2004 Form 10-K.*

4.1	Credit Agreement, dated as of October 25, 2004, among GTECH, the Bank of America, N.A., Calyon New York Branch and the other lenders party thereto (incorporated by reference to Exhibit 99(a) to Holdings’ Current Report on Form 8-K filed on October 29, 2004).*

4.2	Indenture, dated as of December 18, 2001, by and among Holdings, GTECH, GTECH Rhode Island Corporation, GTECH Latin America Corporation, and The Bank of New York (incorporated by reference to Exhibit 4.1 of Holdings’ 10-Q for the quarterly period ended November 24, 2001).*

4.3	Registration Rights Agreement, dated December 18, 2001, by and among Credit Suisse First Boston Corporation, Bank of America Securities LLC, and Merrill Lynch, Pierce Fenner & Smith Incorporated, as Representatives, and Holdings, GTECH, GTECH Rhode Island Corporation, and GTECH Latin America Corporation (incorporated by reference to Exhibit 4.2 of Holdings’ 10-Q for the quarterly period ended November 24, 2001).*

4.4		Indenture, dated as of October 15, 2003, by and among Holdings, GTECH, GTECH Rhode Island Corporation, GTECH Latin America Corporation, Interlott Technologies, Inc., and the Bank of New York (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-4 filed by Holdings, GTECH, GTECH Rhode Island Corporation, GTECH Latin America Corporation and Interlott Technologies, Inc. on December 10, 2003 (the “2003 Form S-4”)).*

4.5		Registration Rights Agreement, dated October 9, 2003, by and among Citigroup Global Markets Inc. and Merrill Lynch Pierce Fenner & Smith Incorporated, as representatives of the initial purchasers, and Holdings, GTECH, GTECH Rhode Island Corporation, GTECH Latin America Corporation and Interlott Technologies, Inc. (incorporated by reference to Exhibit 4.3 to the 2003 Form S-4).*
4.6		Indenture, dated as of November 19, 2004, by and among Holdings, as issuer; GTECH, GTECH Rhode Island Corporation and GTECH Latin America Corporation, as guarantors, and SunTrust Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 22, 2004).*

4.7		Registration Rights Agreement, dated November 19, 2004, by and among Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the several initial purchasers, and Holdings, GTECH, GTECH Rhode Island Corporation and GTECH Latin America Corporation (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 22, 2004).*

4.8		Specimen Form of certificate of Common Stock (incorporated by reference to Exhibit 4.18 of the S-1 of Holdings, Registration No. 33-54236).*
10.1		Agreement, dated as of January 10, 2006, by and among DeAgostini S.p.A. and Holdings (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed on January 10, 2006).*

10.2		Form of Director Indemnification Agreement, dated as of August 10, 2005, between Holdings and, respectively, each of Robert M. Dewey, Jr., Paget L. Alves, Christine Cournoyer, Burnett W. Donaho, Sir Jeremy Hanley, Philip R. Lochner, Jr., James F. McCann, and Anthony Ruys (incorporated by reference to Exhibit 99(a) of Holdings’ Current Report on Form 8-K filed on August 12, 2005).*

10.3		Amended and Restated Employment Agreement, dated August 2, 2005, by and among Holdings, GTECH and W. Bruce Turner (incorporated by reference to Exhibit 10.1 of Holdings’ 10-Q forth quarterly period ended August 27, 2005).*

10.4		Severance Agreement and Release, dated as of November 24, 2004, by and between Holdings and Kathleen McKeough (incorporated by reference to Exhibit 10.5 of Holdings’ 2005 10-K).*

10.5		Separation Agreement and Release, dated as of April 15, 2005, by and between Holdings and David J. Calabro (incorporated by reference to Exhibit 10.2 of Holdings’ 10-Q for the quarterly period ending May 28, 2005).*

10	.5.1	Separation Agreement and Release, dated as of April 22, 2005, by and between Holdings and Barbara Burns (incorporated by reference to Exhibit 10.3 of Holdings’ 10-Q for the quarterly period ended May 28, 2005).*

10.6		Form of Agreement, relating to a potential change of control involving Holdings, entered into between Holdings and, respectively, certain members of senior management (incorporated by reference to Exhibit 10.5 of Holdings’ 2000 10-K).*

10.7		List of signatories to Agreement relating to potential change of control involving Holdings and certain members of senior management, with the respective dates of such Agreements.*

10.8		Form of Executive Separation Agreement (incorporated by reference to Exhibit 10.12 of Holdings’ 2003 10-K).*

10.9		Schedule of Recipients of Executive Separation Agreements.*

10.10		Schedule of Recipients of Company Contributions to the Amended and Restated Income Deferral Plan (1998).*

10.11		Contract for Lottery Operations and Services, dated October 10, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.1 of Holdings’ 10-Q for the quarterly period ended November 24, 2001.)*

10.12		Amendment No. 1 to Contract for Lottery Operations and Services, dated October 18, 2001, by and between the Texas Lottery Commission and GTECH (incorporated by reference to Exhibit 10.2 of Holdings’ 10-Q for the quarterly period ended November 24, 2001).*

10.13	Agreement between Caixa Econômica Federal and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Ltda.) dated May 26, 2000, respecting the provision of goods and services for the Brazil National Lottery (incorporated by reference to Exhibit 10.12 of Holdings’ 2000 10-K).*

10.14	Amendment to Agreement between Caixa Econômica Federal and RACIMEC Informatica Brasileira S.A. (predecessor to GTECH Brasil Ltda.) (incorporated by reference to Exhibit 10.21 of Holdings’ 2001 10-K).*

10.15	Amendment to Agreement between CEF and GTECH Brasil Ltda., dated September 14, 2001 (incorporated by reference to Exhibit 10.20 of Holdings’ 2003 10-K).*

10.16	Amendment to Agreement between CEF and GTECH Brasil Ltda., dated July 1, 2002 (incorporated by reference to Exhibit 10.21 of Holdings’ 2003 10-K).*

10.17	Amendment to Agreement between CEF and GTECH Brasil Ltda., dated January 14, 2003 (incorporated by reference to Exhibit 10.22 of Holdings’ 2003 10-K).*

10.18	Fifth Amendment to Agreement between CEF and GTECH Brasil Ltda., dated April 8, 2003 (incorporated by reference to Exhibit 10.23 of Holdings’ 2003 10-K).*

10.19	Service Agreement between CEF and GTECH Brasil Ltda., dated May 12, 2005 (incorporated by reference to Exhibit 10.1 of Holdings’ 10-Q for the quarterly period ended May 28, 2005).*

10.20	Master Contract, dated as of May 12, 2003, by and between the Company and the Rhode Island Lottery (incorporated by reference to Exhibit 10.2 of Holdings’ 10-Q for the quarterly period ended May 24, 2003).*

10.21	Participation Agreement, dated as of December 14, 2001, by and among GTECH, West Greenwich Technology Associates, L.P., Key Corporate Capital Inc., Post Office Square Funding Inc., Credit Lyonnais New York Branch, The Bank of Nova Scotia, and the Lenders described therein (incorporated by reference to Exhibit 10.24 of Holdings’ 2002 10-K).*

10.22	Second Amended and Restated Indenture of Lease, dated as of December 14, 2001, by and between West Greenwich Technology Associates, L.P., and GTECH (incorporated by reference to Exhibit 10.25 of Holdings’ 2002 10-K).*

10.23	Purchase Agreement, dated December 5, 2004, by and among Paul Gauselmann, Michael Gauselmann and GTECH (incorporated by reference to Exhibit 10.23 of Holdings’ 2005 Form 10-K).*
10.24	2nd Supplementary Agreement to Purchase Agreement of December 5, 2004, among Paul Gauselmann, Michael Gauselmann and GTECH (incorporated by reference to Exhibit 10.3 of Holdings’ Current Report on Form 8-K filed on January 10, 2006).*

10.25	Master Agreement, dated December 5, 2004, by and among Paul Gauselmann, Michael Gauselmann and GTECH (incorporated by reference to Exhibit 10.24 of Holdings’ 2005 10-K).*

10.26	Supplementary Agreement to Master Agreement of December 5, 2004, among Paul Gauselmann, Michael Gauselmann and GTECH (incorporated by reference to Exhibit 10.2 of Holdings’ Current Report on Form 8-K filed on January 10, 2006).*

10.27	1994 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Holdings’ 10-Q for the quarterly period ended May 31, 1997).*

10.28	1996 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.2 of Holdings’ 10-Q for the quarterly period ended May 31, 1997).*

10.29	First Amendment to the 1996 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.27 of Holdings’ 2001 10-K).*

10.30	1997 Stock Option Plan (incorporated herein by reference to the Appendix of Holdings’ 1997 Notice of Annual Meeting and Proxy Statement).*

10.31	Amendment to 1997 Stock Option Plan dated April 2, 2002 (incorporated by reference to Exhibit 10.32 of Holdings’ 2002 10-K).*

10.32	Holdings’ 1998 Non-Employee Directors’ Stock Election Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Holdings, Registration Number 333-5781).*

10.33	Amended and Restated Income Deferral Plan (1998) (incorporated by reference to Exhibit 10.32 of Holdings’ 2003 10-K).*

10.34	Holdings’ 1998 Employee Stock Purchase Plan, as amended and restated as of November 1, 2001 (incorporated by reference to Exhibit 10.4 of Holdings’ 10-Q for the quarterly period ended November 24, 2001).*

10.35	1999 Non-Employee Directors’ Stock Option Plan (incorporated by reference to the Appendix of Holdings’ 1999 Notice of Annual Meeting and Proxy Statement).*

10.36		First Amendment to the 1999 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.32 of the Holdings’ 2001 10-K).*

10.37		Trust Agreement, dated December 18, 1998, by and between Holdings and The Bank of New York, as Trustee, respecting the Income Deferral Plan — 1998 (incorporated by reference to Exhibit 10.1 of the Holdings’ 10-Q for the quarterly period ended November 28, 1998).*

10.38		Holdings’ 2000 Restricted Stock Plan and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 of Holdings’ 10-Q for the quarterly period ended August 26, 2000).*

10.39		Holdings’ 2000 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings’ Proxy Statement filed on September 22, 2000).*
10.40		Holdings’ 2002 Omnibus Stock Option and Long-Term Incentive Plan (incorporated by reference to Holdings’ Proxy Statement filed on June 21, 2002).*

10.41		Holdings’ 2004 Employee Stock Purchase Plan (incorporated by reference to Appendix B of Holdings’ Proxy Statement filed on June 25, 2004).*

10.42		Forms of Stock Option Agreement respecting awards under Holdings’ plans (incorporated by reference to Exhibit 10.40 of Holdings’ 2005 10-K).*

10.43		Forms of Restricted Stock Agreement respecting awards under Holdings’ plans (incorporated by reference to Exhibit 10.41 of Holdings’ 2005 10-K).*

10.44		Holdings’ Management Stock Bonus Program (incorporated by reference to Exhibit 10.40 of Holdings’ 2003 10-K).*

10.45		Senior Staff Officer Stock Ownership Plan, dated July 1, 2003 (incorporated by reference to Exhibit 10.1 of Holdings’ 10-Q for the quarterly period ended May 24, 2003).*

10.46		OEM Purchase Agreement by and between GTECH and TransAct Technologies Incorporated, dated July 2, 2002 (incorporated by reference to Exhibit 10.45 as Holdings’ 2004 10-K).*

10.47		OEM Purchase Agreement, by and between GTECH and Tokyo Magnetic Printing Co. Ltd, dated July 9, 1999 (incorporated by reference to Exhibit 10.46 as Holdings’ 2004 10-K).*

10.48		OEM Purchase Agreement, by and between GTECH and BCM Advanced Research, dated December 11, 2002 (incorporated by reference to Exhibit 10.47 as Holdings’ 2004 10-K).*

12.1		Computation of Ratio of Earnings to Fixed Charges.*

14.1		The Company’s Code of Conduct applicable to, among others, its Chief Executive Officer, Chief Financial and principal accounting officer(incorporated by reference to Exhibit 14.1 of Holdings’ 2003 10-K).*

21.1		Subsidiaries of the Company.*

23.1		Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*

+31	.1	Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company.

+31	.2	Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company.
32.1		Certification, Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company.*

32.2		Certification, Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company.*

+	Filed herewith.

*	Previously filed
      Certain instruments defining the rights of holders of long-term debt have not been filed pursuant to item 601(b)(4)(iii)(A) of Regulation SK. Copies of such instruments will be furnished to the Commission upon request.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Greenwich, Rhode Island, on June 22, 2006

GTECH HOLDINGS CORPORATION

By:	/s/ Walter G. DeSocio

Walter G. DeSocio, Senior Vice President, General Counsel and Secretary and Chief Compliance Officer, Human Resources