Form 10-Q
period 2006-05-27
GTECH HOLDINGS CORP
filed 2006-06-29
CIK 857323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-11250

GTECH Holdings Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	05-0450121 (I.R.S. Employer Identification Number)

55 Technology Way, West Greenwich, Rhode Island (Address of Principal Executive Offices)	02817 (Zip Code)
(401) 392-1000
(Registrant’s telephone number, including area code)

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
Yes ☐ No ☑
Number of shares of Registrant’s Common Stock outstanding as of June 20, 2006: 127,389,752

INDEX
GTECH HOLDINGS CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 27,	February 25,
	2006	2006
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,177	$235,191
Investment securities available-for-sale	323,125	260,725
Trade and other receivables, net	151,449	183,561
Refundable performance deposit	8,000	8,000
Inventories	108,539	88,024
Deferred income taxes	27,783	26,398
Other current assets	55,003	47,819

TOTAL CURRENT ASSETS	859,076	849,718

SYSTEMS, EQUIPMENT AND OTHER ASSETS RELATING TO CONTRACTS, net	731,266	692,545

GOODWILL	346,096	346,096

PROPERTY, PLANT AND EQUIPMENT, net	108,693	101,416

INTANGIBLE ASSETS, net	61,589	64,212

OTHER ASSETS	43,789	45,915

TOTAL ASSETS	$2,150,509	$2,099,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,698	$93,205
Accrued expenses	49,123	46,220
Employee compensation	23,792	31,804
Advance payments from customers	79,287	63,768
Deferred revenue and advance billings	31,354	17,889
Income taxes payable	64,852	67,098
Taxes other than income taxes	16,887	17,106
Short-term borrowings	1,748	—
Current portion of long-term debt	6,326	9,148

TOTAL CURRENT LIABILITIES	352,067	346,238

LONG-TERM DEBT, less current portion	539,769	542,259

OTHER LIABILITIES	114,142	106,671

DEFERRED INCOME TAXES	97,765	99,362

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $.01 per share - 20,000,000 shares authorized, none issued	—	—
Common Stock, par value $.01 per share - 200,000,000 shares authorized, 127,381,252 and 127,179,225 shares issued and outstanding at May 27, 2006 and February 25, 2006, respectively	1,274	1,272
Additional paid-in capital	449,302	444,810
Accumulated other comprehensive loss	(33,551)	(35,662)
Retained earnings	629,741	594,952

	1,046,766	1,005,372

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,150,509	$2,099,902

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	(Unaudited)
	Three Months Ended
	May 27,	May 28,
	2006	2005
	(Dollars in thousands, except per share amounts)
Revenues:
Services	$290,175	$291,364
Sales of products	25,671	35,035

	315,846	326,399

Costs and expenses:
Costs of services	175,821	168,917
Costs of sales	15,051	21,604

	190,872	190,521

Gross profit	124,974	135,878

Selling, general and administrative	39,275	32,019
Research and development	10,797	12,938

Operating expenses	50,072	44,957

Operating income	74,902	90,921

Other income (expense):
Interest income	4,389	2,045
Equity in earnings of unconsolidated affiliates	601	1,787
Other expense	(75)	(1,794)
Interest expense	(7,453)	(7,265)

	(2,538)	(5,227)

Income before income taxes	72,364	85,694

Income taxes	26,702	30,850

Net income	$45,662	$54,844

Basic earnings per share	$0.36	$0.48

Diluted earnings per share	$0.35	$0.43

Weighted average shares outstanding — basic	127,279	114,646

Weighted average shares outstanding — diluted	130,436	129,707

Cash dividends declared per common share	$0.085	$0.085

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	May 27,	May 28,
	2006	2005
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$45,662	$54,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,008	42,023
Intangibles amortization	2,444	2,485
Other amortization	430	156
Stock-based compensation expense	2,556	2,523
Deferred income taxes	(2,982)	4,372
Excess tax benefit from stock option exercises	(842)	3,044
Minority interest	720	1,309
Equity in earnings of unconsolidated affiliates, net of dividends received	266	(1,787)
Other	1,987	5,183
Changes in operating assets and liabilities:
Trade and other receivables, net	30,410	17,820
Inventories	(20,515)	13,486
Other current assets	(6,984)	(4,631)
Accounts payable	(13,015)	(32,448)
Employee compensation	(8,984)	3,188
Advance payments from customers	15,519	(192)
Deferred revenue and advance billings	13,465	(5,101)
Income taxes payable	(1,404)	11,558
Other assets and liabilities	1,562	3,744

NET CASH PROVIDED BY OPERATING ACTIVITIES	102,303	121,576

INVESTING ACTIVITIES
Purchases of systems, equipment and other assets relating to contracts	(80,235)	(40,562)
Purchases of available-for-sale investment securities	(63,500)	(85,000)
Maturities and sales of available-for-sale investment securities	1,100	72,325
Purchases of property, plant and equipment	(2,986)	(2,394)
Decrease in restricted cash	—	5,080
Other	(163)	296

NET CASH USED FOR INVESTING ACTIVITIES	(145,784)	(50,255)

FINANCING ACTIVITIES
Dividends paid	(10,822)	(9,770)
Principal payments on long-term debt	(2,553)	(1,317)
Proceeds from stock options	330	3,322
Excess tax benefit from stock option exercises	842	—
Purchases of treasury stock	—	(32,051)
Other	3,201	863

NET CASH USED FOR FINANCING ACTIVITIES	(9,002)	(38,953)

Effect of exchange rate changes on cash	2,469	(1,180)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,014)	31,188

Cash and cash equivalents at beginning of period	235,191	94,446

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$185,177	$125,634

See Notes to Consolidated Financial Statements

GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Unaudited)

				Accumulated
			Additional	Other
	Outstanding	Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Loss	Earnings	Total
			(Dollars in thousands)
Balance at February 25, 2006	127,179,225	$1,272	$444,810	$(35,662)	$594,952	$1,005,372

Comprehensive income:
Net income	—	—	—	—	45,662	45,662
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	—	—	2,863	—	2,863
Unrecognized net loss on derivative instruments	—	—	—	(668)	—	(668)
Amortization of unrecognized gain on interest rate locks to interest expense	—	—	—	(84)	—	(84)
Comprehensive income						47,773
Cash dividends declared on common stock ($0.085 per share)	—	—	—	—	(10,873)	(10,873)
Shares issued under employee stock purchase and stock award plans	134,464	2	363	—	—	365
Shares issued upon exercise of stock options	37,824	—	330	—	—	330
Shares issued upon conversion of debentures	29,739	—	401	—	—	401
Stock-based compensation expense	—	—	2,556	—	—	2,556
Excess tax benefit from stock option exercises	—	—	842	—	—	842

Balance at May 27, 2006	127,381,252	$1,274	$449,302	$(33,551)	$629,741	$1,046,766

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GTECH HOLDINGS CORPORATION AND SUBSIDIARIES
NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION
Organization
GTECH Holdings Corporation (“Holdings”) is a global gaming and technology company providing software, networks and professional services that power high-performance, transaction processing systems. We are the world’s leading operator of highly-secure online lottery transaction processing systems, doing business in 51 countries worldwide and we have a growing presence in commercial gaming technology and financial services transaction processing. We have a single operating and reportable business segment, the Transaction Processing segment. In these notes, the terms “Holdings,” “Company,” “we,” “our,” and “us” refer to GTECH Holdings Corporation and all subsidiaries included in the consolidated financial statements, unless otherwise specified. The accounting policies of the Transaction Processing segment are the same as those described in Note 1 – “Organization and Summary of Significant Accounting Policies” in our Consolidated Financial Statements and footnotes included in our fiscal 2006 Annual Report on Form 10-K. Management evaluates the performance of this segment based on operating income.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Holdings, the parent of GTECH Corporation (“GTECH”), have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 27, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 24, 2007. The balance sheet at February 25, 2006 has been derived from the audited financial statements at that date. For further information refer to the Consolidated Financial Statements and footnotes included in our fiscal 2006 Annual Report on Form 10-K.
Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.
NOTE 2 – ACQUISITION OF THE COMPANY
On January 10, 2006, we entered into an agreement and plan of merger with Lottomatica S.p.A., an Italian corporation and exclusive license holder and operator of Italy’s Lotto (“Lottomatica”), whereby Lottomatica will acquire Holdings for $35.00 in cash per outstanding Holdings share. The total value of the transaction is approximately $4.8 billion, including the assumption of Holding’s existing net debt. During the first quarter of fiscal 2007, Holdings incurred approximately $7 million of costs in connection with the transaction and we expect to incur approximately $28 million to $30 million of additional costs through the closing of the transaction, of which approximately $12 million to $14 million are contingent upon completion of the transaction. These costs are subject to change based on changes in terms of the transaction.
Completion of the transaction, which is expected to occur in mid-2006, is subject to regulatory approvals, receipt of contract assignment assurance from certain significant lottery customers, Lottomatica maintaining a pro forma investment grade credit rating, and other customary conditions. Subsequent to the acquisition, Holdings shares will be delisted on the New York Stock Exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 3 – INVENTORIES
Inventories consist of the following:

	May 27,	February 25,
	2006	2006
	(Dollars in thousands)
Raw materials	$24,788	$19,465
Work in progress	41,947	37,157
Inventoried costs related to long-term contracts	31,861	25,606
Finished goods	9,943	5,796

	$108,539	$88,024

Inventories include amounts we manufacture or assemble for our long-term service contracts and amounts related to product sales contracts, including product sales which are accounted for using contract accounting.
Amounts received from customers in advance of revenue recognition totaled $79.3 million and $63.8 million at May 27, 2006 and February 25, 2006, respectively, of which $36.2 million and $33.3 million were associated with inventoried costs related to long-term contracts. These amounts are included in Advance Payments from Customers in our Consolidated Balance Sheets.
NOTE 4 – PRODUCT WARRANTY
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
A summary of product warranty activity for the three months ended May 27, 2006 and May 28, 2005 is as follows:

	May 27,	May 28,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$1,255	$1,634
Additional reserves	77	84
Charges incurred	(111)	(411)
Other	23	(16)

Balance at end of period	$1,244	$1,291

Our reserves for product warranty are included in Accrued Expenses in our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 5 – LONG-TERM DEBT
Long-term debt consists of the following:

	May 27,	February 25,
	2006	2006
	(Dollars in thousands)
4.75% Senior Notes due October 2010	$249,759	$249,745
4.50% Senior Notes due December 2009	149,708	149,687
5.25% Senior Notes due December 2014	148,870	148,837
1.75% Convertible Debentures due December 2021	6,206	6,615
Fair value of interest rate swaps	(9,052)	(6,063)
Other, due through October 2007	604	2,586

	546,095	551,407
Less current portion	6,326	9,148

	$539,769	$542,259

Credit Facility
We have a $500 million unsecured senior revolving credit facility expiring in October 2009 (the “Credit Facility”). There were no outstanding borrowings under the Credit Facility at May 27, 2006 or February 25, 2006. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. At May 27, 2006 there was $499.5 million available for borrowing under the Credit Facility, after considering $0.5 million of letters of credit issued and outstanding.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
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
The final purchase price for Atronic will be calculated pursuant to a performance-based formula equal to eight times Atronic’s EBITDA (earnings before interest, taxes, depreciation and amortization) for its fiscal year ending December 31, 2006, provided however, that the payment shall not be less than Euro 20 million. In addition, the Gauselmanns have the potential to receive an earn-out payment one year after the closing, if Atronic’s 2007 performance exceeds certain specified thresholds. However, if Euro 20 million is paid at the closing and if such payment exceeds the payment that would have been made pursuant to the performance-based formula, then any excess will be applied to the earn-out payment. Should we purchase the remaining 50% interest in Atronic, any remaining unapplied excess would be applied toward that purchase. We currently expect the transaction will have a total value of approximately $100 million to $150 million, for our 50% share, including the cash payment and assumption of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)
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
Beginning in 2012, we have the option to purchase the Gauselmanns’ remaining interests in Atronic and Gauselmann has a reciprocal right to sell its interest to us at a value to be determined by independent appraisers.
Option to Purchase PolCard Outstanding Equity
In May 2003, we completed the acquisition of a controlling equity position in PolCard S.A. (“PolCard”), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. In September 2005, we purchased an additional 11.681% of PolCard from Innova Capital Sp. z o.o. (“Innova”) for cash consideration of approximately $21.5 million, resulting in PolCard’s outstanding equity being owned 74.5% by us, 25.2% by two funds managed by Innova, and 0.3% by the Polish Bank Association, one of PolCard’s previous owners.
The terms of the Share Purchase Agreement which govern the purchase of the additional 11.681% of PolCard included a commitment by GTECH and Innova, as the majority shareholders of PolCard, to vote in favor of a general shareholder dividend of approximately $25.0 million to be paid after the close of PolCard’s fiscal year ending on February 25, 2006, and for PolCard to loan to Innova approximately $6.3 million in anticipation of the dividend. This loan was advanced in December 2005, bears interest at WIBOR plus 1.75% (5.9% as of May 27, 2006), and is fully secured by the dividend and by PolCard shares currently owned by Innova. The dividend was declared and paid in June 2006.
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
Litigation
See “Legal Proceedings” in Part II, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 – GUARANTEES AND INDEMNIFICATIONS
Performance and Other Bonds
In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate they will do so. The following table provides information related to potential commitments at May 27, 2006 (in thousands):

Total potential
commitments
Performance bonds	$260,201
Financial guarantees	31,485
Litigation bonds	7,870
All other bonds	4,968

$304,524

Atronic
In March 2005, we guaranteed Euro 25 million of Atronic’s obligations due under a Euro 50 million loan made by a commercial lender to Atronic (the “Agreement”). Our maximum liability under this guarantee is equal to the lesser of Euro 25 million or 50% of Atronic’s obligations under the Agreement. On December 22, 2005, Atronic repaid Euro 25 million principal amount of the loan. At May 27, 2006, our maximum liability under this guarantee was Euro 12.5 million (approximately $16.0 million). The guarantee arose in connection with our planned acquisition of Atronic by December 2007. We would be required to perform under the guarantee should Atronic fail to make any interest or principal payments in accordance with the terms and conditions of the Agreement. Our guarantee expires on April 26, 2010. As of May 27, 2006, the carrying amount of the liability for our obligations under this guarantee is $2.0 million, which is included in Other Liabilities in our Consolidated Balance Sheet. A corresponding asset of $2.0 million is included in Other Assets in our Consolidated Balance Sheet.
The Agreement stipulates that if any event of default should occur and be continuing under the Credit Facility, we would be required to deposit in an account with the commercial lender, Euro 12.5 million, which would be held by the commercial lender as collateral for the payment and performance of our obligations under the guarantee. The commercial lender would have control over this account. The cash deposit would be released to us three business days after all the events of default have been cured or waived.
On January 10, 2006, we agreed to provide an additional guarantee of approximately Euro 20 million ($25.6 million at the May 27, 2006 exchange rate) of loans made by unrelated commercial lenders to Atronic. As of May 27, 2006, our guarantee obligations had not yet commenced. On June 21, 2006 (after the close of our fiscal 2007 first quarter), we guaranteed Euro 9.2 million ($11.8 million at the May 27, 2006 exchange rate) of the Euro 20 million that we agreed to guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 – GUARANTEES AND INDEMNIFICATIONS (continued)
Loxley GTECH Private Limited
We have a 49% interest in Loxley GTECH Private Limited Co. (“LGT”), which is accounted for using the equity method of accounting. LGT is a corporate joint venture that will provide an online lottery system in Thailand. In March 2005, in order to assist LGT with obtaining the financing they required to enable them to perform under their obligation to operate the online lottery system in Thailand, we guaranteed, along with the 51% shareholder in LGT, Baht 1.925 billion (approximately $50.3 million at the May 27, 2006 exchange rate) principal amount in loans and Baht 455 million (approximately $11.9 million at the May 27, 2006 exchange rate) in performance bonds and trade finance facilities made to LGT by an unrelated commercial lender (collectively the “Facilities”). We are jointly and severally liable with the other shareholder in LGT for this guarantee. We would be required to perform under the guarantee should LGT fail to make interest or principal payments in accordance with the terms and conditions of the Facilities. Our guarantee obligations commenced in July 2005 and will terminate upon the start-up of the online lottery system in Thailand, currently expected to occur in August 2006. At May 27, 2006, the principal amount of loans outstanding that we guaranteed totaled $15.5 million. As of May 27, 2006, the carrying amount of the liability for our obligations under this guarantee is $0.5 million, which is included in Accrued Expenses in our Consolidated Balance Sheet. A corresponding asset of $0.5 million is included in Other Current Assets in our Consolidated Balance Sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 – GUARANTEES AND INDEMNIFICATIONS (continued)
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
NOTE 8 – COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended
	May 27,	May 28,
	2006	2005
	(Dollars in thousands)
Net income	$45,662	$54,844

Other comprehensive income (loss), net of tax
Foreign currency translation	2,863	(5,088)
Unrecognized net gain (loss) on derivative instruments	(668)	963
Amortization of unrecognized gain on interest rate locks to interest expense	(84)	(83)

Comprehensive income	$47,773	$50,636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Recognizing compensation expense using the intrinsic value method described in APB 25 and disclosing the pro forma impact of using the fair value based method described in SFAS 123 is no longer an alternative.
We adopted SFAS 123R on February 26, 2006 (the first day of fiscal 2007) using the modified prospective transition (“MPT”) method. Under the MPT method, compensation cost recognized during the first quarter of fiscal 2007 includes:
•	compensation cost for all share-based payments granted prior to but not yet vested as of February 25, 2006, based on the grant-date fair value estimate used for SFAS 123 pro forma disclosure purposes and;

•	compensation cost for all share-based payments granted subsequent to February 25, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R.
In accordance with the MPT method, our results of operations and financial position for the first quarter of fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for stock options using the intrinsic value method under the guidance of APB 25 and provided pro forma disclosure in accordance with SFAS 123. Under APB 25, we did not record compensation expense for stock options because the exercise price of all stock options granted was equal to the fair market value of our common stock on the grant date. We did recognize stock compensation expense for restricted stock awards based on the fair value on the grant date, which is being charged to expense over the vesting period.
The adoption of SFAS 123R had the following impact on the first quarter of fiscal 2007 results:
•	Income before income taxes was reduced by $1.6 million

•	Net income was reduced by $1.0 million

•	Cash flow from operations was reduced by $0.8 million

•	Cash flow from financing activities was increased by $0.8 million

•	Basic and diluted earnings per share were reduced by $0.01
Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows. The $0.8 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123R.
Stock-based compensation expense and related income tax benefit recognized during the first quarter of fiscal 2007 was $2.6 million and $0.9 million, respectively. No compensation expense was capitalized during the quarter. Stock-based compensation expense was recorded in the following line items of our Consolidated Income Statement (dollars in thousands):

Three Months
Ended
May 27,
2006
Selling, general and administrative	$2,048
Costs of services	341
Research and development	143
Costs of sales	24

$2,556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – STOCK-BASED COMPENSATION (continued)
Equity Compensation Plans
We have three stock-based compensation plans: the 1997 Stock Option Plan; the 2000 Omnibus Stock Option and Long-Term Incentive Plan; and the 2002 Omnibus Stock Option and Long-Term Incentive Plan (the “Plans”). The Plans, which are shareholder approved, permit the grant of incentive stock options, nonqualified stock options, restricted stock (defined in SFAS 123R as non-vested stock), stock appreciation rights, and performance awards to nonemployee members of our Board of Directors and key employees. The Plans provide for the grant of up to 27.2 million shares of our common stock. We have not granted any incentive stock options, stock appreciation rights or performance awards under the Plans.
Historically, the majority of our nonqualified stock options and restricted stock awards have been granted during the first quarter of each fiscal year. Nonqualified stock options are granted with an exercise price equal to the fair market value of our common stock at the grant date and recipients of restricted stock grants do not pay us any cash consideration for the shares. Nonqualified stock options and restricted stock granted prior to April 2005 generally vest ratably over a four-year period from the grant date and subsequent grants generally vest ratably over a four-year period beginning on the second anniversary date of the grant. Vesting is based on continuous service. The maximum contractual term of all options is ten years. Nonqualified stock options and restricted stock are generally forfeited if the employee leaves the Company before they vest. Nonqualified stock options and restricted stock are subject to accelerated vesting if there is a change in control as defined in the Plans.
We also have an employee stock purchase plan (the “ESPP”) that is open to substantially all employees (with the exception of those employees who are 5% or more shareholders in our Company), that allows eligible employees to purchase shares of our common stock, through regular payroll deductions, of up to 10% of their base earnings. The purchase price of our common stock is equal to 85% of the fair market value of the stock on the first or last trading day of the six-month offering period, whichever is lower. Employees may purchase shares of our common stock having a fair market value of up to $25,000 per calendar year. All shares of our common stock purchased must be retained for a period of one year. The six-month offering period that ended April 30, 2006 was the last offering period under the ESPP. Under APB 25, we were not required to recognize stock-based compensation expense for shares issued under the ESPP. Upon adoption of SFAS 123R, we began recording stock-based compensation related to the ESPP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – STOCK-BASED COMPENSATION (continued)
Non-Qualified Stock Options (“Options”)
Stock Option Valuation
Beginning February 27, 2005 (the first day of fiscal 2006), we use a binomial option pricing model, with the assistance of an outside valuation advisor, to calculate the grant-date fair value of an award. The fair values of Options granted prior to fiscal 2006 were estimated using a Black-Scholes option pricing model for footnote disclosure under SFAS 123. We changed our option pricing model to a binomial model as we believe the binomial model provides a better estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events. There were no Options granted during the first quarter of fiscal 2007. The fair value of Options granted during the first quarter of fiscal 2006 was calculated using the following estimated weighted-average assumptions:

Three Months
Ended
May 28,
2005
Options granted	984,700
Weighted-average exercise price	$23.53
Weighted-average grant date fair value	$7.00

Risk-free interest rate	4.0%
Expected volatility	34.8%
Expected dividend yield	1.4%
Expected term (in years)	4.5
Risk-free interest rate
Risk-free interest rate was based on zero-coupon U.S. Treasury securities whose term was consistent with the contractual term of our Options.
Expected volatility
Expected volatility was based on a combination of historical volatility of our stock price over the expected term of the Options and implied volatility for publicly traded options of our stock.
Expected dividend yield
Expected dividend yield was calculated by annualizing the cash dividend declared by our Board of Directors for the current quarter and dividing that result by the closing stock price on the grant date. Although dividends are declared at the discretion of our Board of Directors, we anticipate continuing to pay a quarterly dividend that approximates the current dividend.
Expected term
Expected term was based on historical employee exercise data because we believe that our employees generally exhibit similar exercise behavior.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – STOCK-BASED COMPENSATION (continued)
Expense Attribution
Under SFAS 123R, an entity may elect either the accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition. We elected to amortize compensation costs related to share-based payments using the straight-line recognition method.
The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from "cancellations" or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 90% of our Options will actually vest, and therefore we have applied a 10% forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.
Had stock-based compensation expense been recorded during the first quarter of fiscal 2006 using the fair value based method described in SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts listed in the table below (dollars in thousands, except per share amounts). The reported and pro forma net income and earnings per share for the first quarter of fiscal 2007 are the same since stock-based compensation expense was recorded in accordance with SFAS 123R.

Three Months
Ended
May 28,
2005
Net income, as reported	$54,844
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,615
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,753)

Pro forma net income	$53,706

Basic earnings per share:
As reported	$.48
Pro forma	.47
Diluted earnings per share:
As reported	$.43
Pro forma	.42
Stock Option Activity
A summary of stock option activity under the Plans as of May 27, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	Outstanding	Price	Term (in years)	(in thousands)
Outstanding at February 25, 2006	7,709,541	$14.79
Granted	—	—
Exercised	(37,824)	8.72
Forfeited or expired	(25,000)	24.33

Outstanding at May 27, 2006	7,646,717	14.79	6.3	$147,274

Exercisable at May 27, 2006	5,406,766	$11.29	5.7	$123,089

Options vested or expected to vest as of May 27, 2006	7,422,722	$14.54	6.3	$144,837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 – STOCK-BASED COMPENSATION (continued)
During the first quarter of fiscal 2007 and 2006, the total intrinsic value of Options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the Options) was $1.0 million and $5.6 million, respectively.
Non-Vested Stock
Award Valuation
We value restricted stock awards based on the closing price of our common stock on the grant date.
Expense Attribution
We recognize compensation cost related to restricted stock awards ratably over the requisite service period.
Award Activity
A summary of non-vested stock awards as of May 27, 2006 is as follows:

		Weighted
		Average
	Non-Vested	Grant Date
	Stock	Fair
	Awards	Value
Balance at February 25, 2006	666,813	$23.05
Granted	—	—
Vested	(109,250)	21.48
Forfeited	(6,000)	24.36

Balance at May 27, 2006	551,563	23.34

Unrecognized Compensation Cost
Under the provisions of SFAS 123R, expense not yet recognized for awards granted as of May 27, 2006 is as follows:

		Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Vesting Period
	(in thousands)	(in years)
Stock options	$10,479	2.5
Non-vested stock awards	8,991	2.9

	$19,470

The total grant-date fair value of stock options and stock awards that vested during the first quarter of fiscal 2007 and 2006 was $5.9 million and $8.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 10 – EARNINGS PER SHARE
The following reflects the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended
	May 27,	May 28,
	2006	2005
	(In thousands, except per
	share amounts)
Numerator:
Net income (Numerator for basic earnings per share)	$45,662	$54,844

Effect of dilutive securities:
Interest expense on 1.75% Convertible Debentures, net of tax	20	523

Numerator for diluted earnings per share	$45,682	$55,367

Denominator:
Denominator for basic earnings per share – weighted average shares	127,279	114,646

Effect of dilutive securities:
1.75% Convertible Debentures	463	12,459
Employee stock options	2,433	2,463
Unvested stock awards and employee stock purchase plan shares	261	139

Dilutive potential common shares	3,157	15,061

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	130,436	129,707

Basic earnings per share	$.36	$.48

Diluted earnings per share	$.35	$.43

NOTE 11 – INCOME TAXES
Our effective income tax rate is based upon expected income for the year, the composition of income or loss in different jurisdictions and related statutory tax rates, accruals for tax contingencies and the tax consequences or benefits from audits or the resolution of tax contingencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. Non-cash activities that occurred during the first three months of fiscal 2007 and 2006 are summarized as follows:

	May 27,	May 28,
	2006	2005
	(Dollars in thousands)
Non-cash activities that occurred in connection with the conversion of our 1.75% Convertible Debentures:
Issuance of 29,739 shares of Holdings common stock	$409	$—
Issuance of 268,218 treasury shares	—	3,688
Forfeited interest	2	—
Debt issuance costs	(10)	—

Reclassification to Shareholder’s Equity	$401	$3,688

Non-cash investment related to our new world headquarters facility in Providence, RI (see Note 7)	$6,597	$4,315
Shares issued under stock award plans	1,064	2,041
NOTE 13 – SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 – SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Balance Sheets
May 27, 2006

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$—	$109,942	$75,235	$—	$185,177
Investment securities available-for-sale	—	323,125	—	—	323,125
Trade and other receivables, net	—	68,114	83,335	—	151,449
Due from subsidiaries and affiliates	—	72,800	—	(72,800)	—
Refundable performance deposit	—	—	8,000	—	8,000
Inventories	—	44,753	72,311	(8,525)	108,539
Deferred income taxes	—	13,659	14,124	—	27,783
Other current assets	—	16,288	38,715	—	55,003

Total Current Assets	—	648,681	291,720	(81,325)	859,076

Systems, Equipment and Other Assets Relating to Contracts, net	—	631,730	111,488	(11,952)	731,266
Investment in Subsidiaries and Affiliates	1,046,766	470,391	—	(1,517,157)	—
Goodwill	—	115,981	230,115	—	346,096
Property, Plant and Equipment, net	—	74,505	34,188	—	108,693
Intangible Assets, net	—	18,601	42,988	—	61,589
Other Assets	—	25,281	18,508	—	43,789

Total Assets	$1,046,766	$1,985,170	$729,007	$(1,610,434)	$2,150,509

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$—	$44,744	$33,954	$—	$78,698
Due to subsidiaries and affiliates	—	—	72,800	(72,800)	—
Accrued expenses	—	26,924	22,199	—	49,123
Employee compensation	—	14,477	9,315	—	23,792
Advance payments from customers	—	30,149	49,138	—	79,287
Deferred revenue and advance billings	—	7,569	23,785	—	31,354
Income taxes payable	—	57,333	7,519	—	64,852
Taxes other than income taxes	—	6,812	10,075	—	16,887
Short-term borrowings	—	—	1,748	—	1,748
Current portion of long-term debt	—	6,206	120	—	6,326

Total Current Liabilities	—	194,214	230,653	(72,800)	352,067

Long-Term Debt, less current portion	—	539,286	483	—	539,769
Other Liabilities	—	91,827	22,315	—	114,142
Deferred Income Taxes	—	92,600	5,165	—	97,765
Shareholders’ Equity	1,046,766	1,067,243	470,391	(1,537,634)	1,046,766

Total Liabilities and Shareholders’ Equity	$1,046,766	$1,985,170	$729,007	$(1,610,434)	$2,150,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 – SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 – SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Income Statements
Three Months Ended May 27, 2006

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Revenues:
Services	$—	$194,883	$95,292	$—	$290,175
Sales of products	—	4,175	21,496	—	25,671
Intercompany sales and fees	—	23,649	12,281	(35,930)	—

	—	222,707	129,069	(35,930)	315,846

Costs and expenses:
Costs of services	—	116,485	60,465	(1,129)	175,821
Costs of sales	—	2,573	12,478	—	15,051
Intercompany cost of sales and fees	—	30,752	1,608	(32,360)	—

	—	149,810	74,551	(33,489)	190,872

Gross profit	—	72,897	54,518	(2,441)	124,974

Selling, general & administrative	—	24,758	14,517	—	39,275
Research and development	—	6,803	3,994	—	10,797

Operating expenses	—	31,561	18,511	—	50,072

Operating income	—	41,336	36,007	(2,441)	74,902

Other income (expense):
Interest income	—	3,861	528	—	4,389
Equity in earnings of unconsolidated affiliates	—	878	(277)	—	601
Equity in earnings of consolidated affiliates	45,662	22,757	—	(68,419)	—
Other expense	—	(8)	(67)	—	(75)
Interest expense	—	(7,327)	(126)	—	(7,453)

	45,662	20,161	58	(68,419)	(2,538)

Income before income taxes	45,662	61,497	36,065	(70,860)	72,364

Income taxes	—	22,692	13,308	(9,298)	26,702

Net income	$45,662	$38,805	$22,757	$(61,562)	$45,662

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 – SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Income Statements
Three Months Ended May 28, 2005

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Revenues:
Services	$—	$189,638	$101,726	$—	$291,364
Sales of products	—	9,097	25,938	—	35,035
Intercompany sales and fees	—	48,477	12,616	(61,093)	—

	—	247,212	140,280	(61,093)	326,399

Costs and expenses:
Costs of services	—	114,184	55,903	(1,170)	168,917
Costs of sales	—	4,738	16,866	—	21,604
Intercompany cost of sales and fees	—	28,156	7,833	(35,989)	—

	—	147,078	80,602	(37,159)	190,521

Gross profit	—	100,134	59,678	(23,934)	135,878

Selling, general & administrative	—	19,495	12,524	—	32,019
Research and development	—	7,883	5,055	—	12,938

Operating expenses	—	27,378	17,579	—	44,957

Operating income	—	72,756	42,099	(23,934)	90,921

Other income (expense):
Interest income	—	1,395	650	—	2,045
Equity in earnings of unconsolidated affiliates	—	1,289	498	—	1,787
Equity in earnings of consolidated affiliates	54,844	26,126	—	(80,970)	—
Other income (expense)	—	548	(2,342)	—	(1,794)
Interest expense	—	(7,182)	(83)	—	(7,265)

	54,844	22,176	(1,277)	(80,970)	(5,227)

Income before income taxes	54,844	94,932	40,822	(104,904)	85,694

Income taxes	—	34,176	14,696	(18,022)	30,850

Net income	$54,844	$60,756	$26,126	$(86,882)	$54,844

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 – SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Statements of Cash Flows
Three Months Ended May 27, 2006

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Net cash provided by operating activities	$—	$92,062	$11,127	$(886)	$102,303

Investing Activities
Purchases of systems, equipment and other assets relating to contracts	—	(66,477)	(14,644)	886	(80,235)
Purchases of available-for-sale investment securities	—	(63,500)	—	—	(63,500)
Maturities and sales of available-for-sale investment securities	—	1,100	—	—	1,100
Purchases of property, plant and equipment	—	(2,964)	(22)	—	(2,986)
Other	—	—	(163)	—	(163)

Net cash used for investing activities	—	(131,841)	(14,829)	886	(145,784)

Financing Activities
Dividends paid	(10,822)	—	—	—	(10,822)
Principal payments on long-term debt	—	—	(2,553)	—	(2,553)
Proceeds from stock options	330	—	—	—	330
Tax benefit related to stock award plans	842	—	—	—	842
Intercompany capital transactions	8,425	(8,425)	—	—	—
Other	1,225	—	1,976	—	3,201

Net cash used for financing activities	—	(8,425)	(577)	—	(9,002)
Effect of exchange rate changes on cash	—	(4)	2,473	—	2,469

Decrease in cash and cash equivalents	—	(48,208)	(1,806)	—	(50,014)
Cash and cash equivalents at beginning of period	—	158,150	77,041	—	235,191

Cash and cash equivalents at end of period	$—	$109,942	$75,235	$—	$185,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 – SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (continued)
Condensed Consolidating Statements of Cash Flows
Three Months Ended May 28, 2005

	Parent	Guarantor	Non-Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Dollars in thousands)
Net cash provided by operating activities	$—	$114,574	$7,941	$(939)	$121,576

Investing Activities
Purchases of systems, equipment and other assets relating to contracts	—	(34,766)	(6,735)	939	(40,562)
Purchases of available-for-sale investment securities	—	(85,000)	—	—	(85,000)
Maturities and sales of available-for-sale investment securities	—	72,325	—	—	72,325
Purchases of property, plant and equipment	—	(1,841)	(553)	—	(2,394)
Decrease in restricted cash	—	—	5,080	—	5,080
Other	—	—	296	—	296

Net cash used for investing activities	—	(49,282)	(1,912)	939	(50,255)

Financing Activities
Dividends paid	(9,770)	—	—	—	(9,770)
Principal payments on long-term debt	—	—	(1,317)	—	(1,317)
Proceeds from stock options	3,322	—	—	—	3,322
Purchases of treasury stock	(32,051)	—	—	—	(32,051)
Intercompany capital transactions	37,264	(37,264)	—	—	—
Other	1,235	(68)	(304)	—	863

Net cash used for financing activities	—	(37,332)	(1,621)	—	(38,953)
Effect of exchange rate changes on cash	—	5	(1,185)	—	(1,180)

Increase in cash and cash equivalents	—	27,965	3,223	—	31,188
Cash and cash equivalents at beginning of period	—	23,020	71,426	—	94,446

Cash and cash equivalents at end of period	$—	$50,985	$74,649	$—	$125,634

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial results of GTECH Holdings Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.
The discussion that follows assumes that the Company continues to operate on a stand alone basis and does not reflect the potential impact of the proposed acquisition of the Company, which is described below.
This overview provides guidance on the individual sections of MD&A as follows:
•	Forward-Looking Statements – cautionary information about forward-looking statements.

•	Potential Change in Control of our Company - a description of the potential change in control of our company.

•	Our Business – a general description of our business; growth strategy; Brazil lottery contract and stock-based compensation.

•	Operations Review – an analysis of our consolidated results of operations for the three month periods ended May 27, 2006 and May 28, 2005 presented in our financial statements. We operate in one business – Transaction Processing, and we have a single operating and reportable business segment. Therefore, our discussions are not quantified by segment results.

•	Liquidity, Capital Resources and Financial Position – an analysis of cash flows, financial position, and commitments.

•	Financial Risk Management and Dividend Policy – information about financial risk management; interest rate market risk; foreign currency exchange rate risk; and our dividend policy.
Unless specified otherwise, we use the terms “Holdings,” “the Company,” “we,” “our,” and “us” in MD&A to refer to GTECH Holdings Corporation and its consolidated subsidiaries included in the consolidated financial statements.
Forward-Looking Statements
Certain statements contained or incorporated by reference in this report are forward-looking statements within the meaning of the United States Private Litigation Reform Act of 1995. We identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or similar terms that refer to the future. Such statements include, without limitation, statements relating to:
•	the future prospects for and stability of the lottery industry and other businesses in which we are engaged or expect to be engaged;

•	our future operating and financial performance (including, without limitation, expected future growth in revenues, profit margins and earnings per share);

•	our ability to secure and protect trademarks and other intellectual property rights;

•	our ability to retain existing contracts and to obtain and retain new contracts;

•	competition in the online lottery industry and other businesses in which we are engaged or may engage and the impact of competition on our revenues and profitability;

•	our ability to realize the anticipated benefits of our acquisitions; and

•	the results and effects of legal proceedings and investigations.

These forward-looking statements reflect management’s assessment based on information currently available, but are not guarantees and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements. These risks and uncertainties include, among other things, the following:
•	government regulations and other actions affecting the online lottery industry could have a negative effect on our business, results of operations or prospects;

•	we may be subject to adverse determinations in legal proceedings in Brazil which could result in substantial monetary judgments, significant reputational damage and the non-extension of our contract with Caixa Economica Federal, the Brazilian bank and operator of Brazil’s National Lottery;

•	our lottery operations are dependent upon our continued ability to retain and extend our existing contracts and win new contracts;

•	slow growth or declines in sales of online lottery goods and services could lead to lower revenues and cash flows;

•	we derive approximately half of our revenues from jurisdictions outside the United States and are subject to the economic, political and social instability risks of doing business in these jurisdictions;

•	our results of operations are exposed to non-United States currency exchange rate fluctuations which could result in lower revenues, net income and cash flows when such results are translated into U.S. dollar accounts;

•	we have a concentrated customer base and the loss of any of our larger customers (or lower sales from any of these customers) could lead to significantly lower revenue;

•	our quarterly operating results may fluctuate significantly;

•	we operate in a highly competitive environment and increased competition may cause us to experience lower cash flows or to lose contracts;

•	we are subject to substantial penalties for failure to perform under our contracts;

•	we may not be able to respond to technological changes or to satisfy future technology demands of our customers in which case we could fall behind our competitors;

•	if we are unable to manage potential risks related to acquisitions, our business and growth prospects could suffer;

•	expansion of online lottery and other forms of gaming face opposition which could limit our access to some markets;

•	our business prospects and future success depend upon our ability to attract and retain qualified employees;

•	our business prospects and future success rely heavily upon the integrity of our employees and executives and the security of our systems;

•	our dependence on certain suppliers creates a risk of implementation delays if the supply contract is terminated or breached, and any delays may result in substantial penalties;

•	our non-lottery ventures, which are an increasingly important aspect of our business, may fail, including by reason of our relative lack of experience in markets outside our core lottery market and, in the case of ventures into the non-lottery gaming market, the difficulty in obtaining necessary licenses;

•	if we are unable to protect our intellectual property or prevent its use by third parties, our ability to compete in the market may be harmed;

•	third party infringement claims against us could limit or affect our ability to compete effectively;

•	our systems are subject to network interruption risks which could have a negative impact on the quality of the services offered by us, which could, in turn, negatively impact consumer demand and result in a decrease in the volume of our customers’ sales and consequently our own revenues; and

•	other risks and uncertainties set forth below and elsewhere in this report, in our fiscal 2006 Annual Report on Form 10-K, and in our subsequent press releases and Forms 10-Q and other reports and filings with the Securities and Exchange Commission.
The foregoing list of important factors is not all-inclusive.

Potential Change in Control of Our Company
On January 10, 2006, we entered into an agreement and plan of merger with Lottomatica S.p.A., an Italian corporation and exclusive license holder and operator of Italy’s Lotto (“Lottomatica”), whereby Lottomatica will acquire Holdings for $35.00 in cash per outstanding Holdings share. The total value of the transaction is approximately $4.8 billion, including the assumption of Holding’s existing net debt. During the first quarter of fiscal 2007, Holdings incurred approximately $7 million of costs in connection with the transaction and we expect to incur approximately $28 million to $30 million of additional costs through the closing of the transaction, of which approximately $12 million to $14 million are contingent upon completion of the transaction. These costs are subject to change based on changes in terms of the transaction.
Completion of the transaction, which is expected to occur in mid-2006, is subject to regulatory approvals, receipt of contract assignment assurance from certain significant lottery customers, Lottomatica maintaining a pro forma investment grade credit rating, and other customary conditions. Subsequent to the acquisition, Holdings shares will be delisted on the New York Stock Exchange.
Our Business
General
We operate on a 52-week or 53-week fiscal year ending on the last Saturday in February and fiscal 2007 is a 52-week year that ends on February 24, 2007.
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

	Three Months
	Ended
	May 27,	Fiscal
Consolidated Revenues	2006	2006	2005	2004
Lottery	83%	84%	87%	91%
Commercial services	9%	9%	7%	7%
Gaming solutions	8%	7%	6%	2%

	100%	100%	100%	100%

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
Our business is highly regulated, and the competition to secure new government contracts is often intense. In addition, our ability to consummate the acquisition, which we announced in December 2004, of a 50% controlling equity interest in the Atronic group of companies, and to otherwise expand our business in non-lottery gaming markets, is contingent upon obtaining required gaming licenses. From time to time, competitors challenge our contract awards and there have been, and may continue to be, investigations of various types, including grand jury investigations conducted by government authorities into possible improprieties and wrongdoing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. Because such investigations frequently are conducted in secret, we may not necessarily know of the existence of an investigation which might involve us. Because our reputation for integrity is an important factor in our business dealings with lottery, gaming licensing, and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts, obtain new or renewal contracts and to expand our business in non-lottery gaming markets. In addition, continuing adverse publicity resulting from these investigations and related matters could have a material adverse effect on our reputation and business. See the following for further information concerning these matters and other contingencies:
•	Part I, Item 1 — “Certain Factors That May Affect Future Performance – Government regulations and other actions affecting the online lottery industry could have a negative effect on our business, results of operations or prospects” in our fiscal 2006 Annual Report on Form 10-K;

•	Part I, Item 3 – “Legal Proceedings” in our fiscal 2006 Annual Report on Form 10-K; and

•	Note 15 to the Consolidated Financial Statements in our fiscal 2006 Annual Report on Form 10-K.
Growth Strategy
In recent years, we have taken steps to broaden our offerings of transaction processing services outside of our core market of providing online lottery services into the gaming technology and commercial services markets through acquisitions. We will continue to identify and evaluate a variety of selective opportunities for acquisitions in the Lottery, Gaming Solutions, and Commercial Services markets, as well as investing in growth through licensing when the right opportunities present themselves.

Our Commercial Services market includes the processing and transmission of commercial, non-lottery transactions including debit and credit card transactions (both acquiring and issuing processing), bill payments, electronic tax payments, prepaid utility payments and prepaid cellular telephone recharges. Currently, our networks in Brazil, Poland, Chile, Colombia, the Czech Republic, Jamaica and other countries process debit and credit card transactions, bill payments and other commercial services transactions. In the near term, we expect to concentrate our efforts to grow commercial services revenues principally in Central and Eastern Europe and other selected emerging economies, with the goal of leveraging our existing technology, infrastructure and relationships to drive growth in Commercial Services.
Brazil Lottery Contract
GTECH Brasil Ltda., our Brazilian subsidiary (“GTECH Brazil”), has provided online lottery services and technology to Caixa Economica Federal (“CEF”), the Brazilian bank and operator of Brazil’s National Lottery since 1997. Revenues from our contract with CEF accounted for 11.1% of our total fiscal 2006 revenues, making CEF our largest customer in fiscal 2006 based upon annual revenues.
Our April 2003 contract with CEF expired on May 14, 2006. On May 15, 2006 GTECH Brazil entered into a new 90-day contract with CEF, which expires in August 2006, whereby we will continue to operate the existing lottery and financial transaction processing systems for CEF. The contract extension retains all of GTECH Brazil’s service offerings and the fixed and variable fee structure currently in place. CEF has announced its intention to develop a central in-house system to replace the services provided by GTECH Brazil under its contract with CEF. Therefore, we do not anticipate that our contract with CEF will be extended on a long-term basis.
Accumulated foreign currency translation losses related to our operations in Brazil of $50.4 million (which are recorded in Accumulated Other Comprehensive Loss in our Consolidated Balance Sheet at May 27, 2006), would be recorded as a charge to our consolidated income statement upon the expiration of our contract with CEF should we determine that the expiration of the CEF contract results in a substantial liquidation of our investment in Brazil.
Refer to Note 15 to the Consolidated Financial Statements in our fiscal 2006 Annual Report on Form 10-K for detailed disclosures regarding Brazil matters.
Stock-Based Compensation
In December 2004, the FASB issued SFAS 123R which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Recognizing compensation expense using the intrinsic value method described in APB 25 and disclosing the pro forma impact of using the fair value based method described in SFAS 123 is no longer an alternative.
We adopted SFAS 123R on February 26, 2006 (the first day of fiscal 2007) using the modified prospective transition method. Under this method, compensation cost recognized during the first quarter of fiscal 2007 includes:
•	compensation cost for all share-based payments granted prior to but not yet vested as of February 25, 2006, based on the grant-date fair value estimate used for SFAS 123 pro forma disclosure purposes and;

•	compensation cost for all share-based payments granted subsequent to February 25, 2006, based on the grant-date fair value estimated in accordance with SFAS 123R.

In the first quarter of fiscal 2007, we recognized $2.6 million of stock-based compensation expense. The adoption of SFAS 123R reduced diluted earnings per share for the first quarter of fiscal 2007 by $0.01. We expect that the adoption of SFAS 123R will reduce diluted earnings per share by $0.01 in each of the remaining quarters of fiscal 2007.
Prior to the adoption of SFAS 123R, we accounted for stock options using the intrinsic value method under the guidance of APB 25 and provided pro forma disclosure in accordance with SFAS 123. Under APB 25, we did not record compensation expense for stock options because the exercise price of all stock options granted was equal to the fair market value of our common stock on the grant date. We did recognize stock compensation expense for restricted stock awards based on the fair value on the grant date, which is being charged to expense over the vesting period.
Beginning February 27, 2005 (the first day of fiscal 2006), we use a binomial option pricing model, with the assistance of an outside valuation advisor, to calculate the grant-date fair value of an award. The fair values of stock options granted prior to fiscal 2006 were estimated using a Black-Scholes option pricing model for footnote disclosure under SFAS 123. We changed our option pricing model to a binomial model as we believe the binomial model provides a better estimate of fair value because it identifies patterns of exercises based on triggering events, tying the results to possible future events instead of a single path of actual historical events.
Under the provisions of SFAS 123R, expense not yet recognized for awards granted as of May 27, 2006 is $19.5 million, which is expected to be recognized over a weighted average period of 2.6 years.
See Note 9 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.

Operations Review
Comparison of the three month periods ended May 27, 2006 and May 28, 2005
Revenues and Gross Margin

	Three Months Ended
	May 27,	May 28,	Change
	2006	2005	$	%
	(Dollars in millions)
Domestic	$154.7	$143.1	$11.6	8.1
International (excluding Brazil)	75.7	81.6	(5.9)	(7.2)

Lottery	$230.4	$224.7	$5.7	2.5
Brazil	33.0	45.6	(12.6)	(27.6)
Commercial services (excluding Brazil)	18.0	13.1	4.9	37.4
Gaming solutions	8.8	8.0	0.8	10.0

Services	$290.2	$291.4	$(1.2)	(0.4)
Sales of products	25.7	35.0	(9.3)	(26.6)

Total revenues	$315.9	$326.4	$(10.5)	(3.2)

	Three Months Ended
	May 27,	May 28,	Change
	2006	2005	Percentage Points
Service gross margin	39.4%	42.0%	(2.6)

Product gross margin	41.4%	38.3%	3.1
The principal drivers of the 8.1% increase in domestic lottery service revenues were higher revenues from an increase in sales by our domestic lottery customers of approximately 3%, net contract wins of approximately 1% (including the impact of our new service contract in North Carolina and the loss of the Colorado contract), and the combined benefit of higher jackpot activity and lower contract penalties of approximately 3%.
International lottery service revenues (excluding Brazil) declined by 7.2% primarily due to the loss of the Puerto Rico contract and contractual rate changes.
Brazil service revenues (including lottery and commercial services) declined 27.6% primarily due to the prior year court ordered return of funds previously held in escrow.
The 37.4% increase in commercial transaction processing service revenues (excluding Brazil) was primarily due to higher service revenues from an increase in transaction volumes by our commercial transaction processing customers of approximately 20%, the impact of our new contract in Colombia of approximately 9%, and favorable foreign exchange rates of approximately 6%.
Our service margins were down 2.6 percentage points from last year principally due to lower service revenues from Brazil related primarily to the prior year court ordered return of funds previously held in escrow.
Product sales were down principally due to the prior year sale of handheld lottery terminals to our customer in Spain which did not recur in the current year. Our product margins fluctuate depending on the mix, volume and timing of product sales contracts and were up 3.1 percentage points over last year, primarily due to the mix of sales.

Operating Expenses

	Three Months Ended
	May 27,	May 28,	Change
	2006	2005	$	%
	(Dollars in millions)
SG&A expenses	$39.3	$32.0	$7.3	22.8
R&D expenses	10.8	12.9	(2.1)	(16.3)

	$50.1	$44.9	$5.2	11.6

Percentage of total revenue
SG&A expenses	12.4%	9.8%
R&D expenses	3.4%	4.0%
The $7.3 million increase in SG&A expenses was principally due to transaction costs associated with the potential acquisition of the Company by Lottomatica. The $2.1 million decrease in R&D expenses was principally due to the timing of development initiatives.
Interest Income

	Three Months Ended
	May 27,	May 28,	Change
	2006	2005	$	%
	(Dollars in millions)
Interest income	$4.4	$2.0	$2.4	>100.0
Interest income increased over last year primarily due to higher invested funds and higher interest rates earned on those invested funds.
Income Taxes
Our effective income tax rate of 36.9% in the first quarter of fiscal 2007 was higher than the prior year rate of 36.0% due to transaction costs associated with the potential acquisition of the Company by Lottomatica that are not deductible for income tax purposes.
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
Analysis of Cash Flows
During the first quarter of fiscal 2007, we generated $102.3 million of cash from operations. This cash was principally used to fund $80.2 million of systems, equipment and other assets relating to contracts and to pay cash dividends of $10.8 million. At May 27, 2006, we had $185.2 million of cash and cash equivalents and $323.1 million of investment securities available-for-sale on hand.

Our business is capital-intensive. We expect our principal sources of liquidity to be existing cash and investment securities available-for-sale, along with cash we generate from operations and borrowings under our revolving credit facility. Our credit facility provides for an unsecured revolving line of credit of $500 million and matures in October 2009. There were no borrowings under the credit facility as of May 27, 2006. Up to $100 million of the Credit Facility may be used for the issuance of letters of credit. As of May 27, 2006, after considering $0.5 million of letters of credit issued and outstanding, there was $499.5 million available for borrowing under the credit facility. The credit facility contains various covenants, including among other things, requirements relating to the maintenance of certain financial ratios. None of these covenants are expected to impact our liquidity or capital resources. There are no covenants in our credit facility that restrict our ability to pay dividends. At May 27, 2006 we were in compliance with all applicable covenants.
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
Financial Position
Our consolidated balance sheet at May 27, 2006 as compared to our consolidated balance sheet at February 25, 2006 was impacted by the material changes described below.

	May 27,	February 25,	Change
	2006	2006	$	%
	(Dollars in millions)
Trade and other receivables, net	$151.4	$183.6	$(32.2)	(17.5)

Inventories	108.5	88.0	20.5	23.3

Systems, equipment and other assets relating to contracts, net	731.3	692.5	38.8	5.6

Accounts payable	78.7	93.2	(14.5)	(15.6)

Employee compensation	23.8	31.8	(8.0)	(25.2)

Advance payments from customers	79.3	63.8	15.5	24.3

Deferred revenue and advance billings	31.4	17.9	13.5	75.4
The decrease in trade and other receivables, net was primarily due to collections of prior year product sale related receivables.
The increase in inventories was primarily due to higher inventory related to our contract with our customer in Finland, along with higher terminal inventory scheduled for delivery to our customers in the Czech Republic, Mexico and Thailand. Revenue under the Finland contract is expected to be recorded in fiscal 2009.

The increase in systems, equipment and other assets relating to contracts, net was primarily due to the purchase of $80.2 million of systems, equipment and other assets relating to contracts (principally related to spending in North Carolina, Arizona and Washington), partially offset by depreciation expense.
The decrease in accounts payable was primarily due to the timing of payments related to ongoing lottery system installations.
The decrease in employee compensation was primarily due to the payment of incentive compensation in April 2006.
The increase in advance payments from customers was primarily due to advances received from our customers in New Zealand, Finland and Thailand related to new system implementations.
The increase in deferred revenue and advance billings was primarily due to revenue not yet recorded pending customer acceptance.
Commitments
Performance and Other Bonds
In connection with certain contracts and procurements, we have been required to deliver performance bonds for the benefit of our customers and bid and litigation bonds for the benefit of potential customers, respectively. These bonds give the beneficiary the right to obtain payment and/or performance from the issuer of the bond if certain specified events occur. In the case of performance bonds, which generally have a term of one year, such events include our failure to perform our obligations under the applicable contract. To obtain these bonds, we are required to indemnify the issuers against the costs they incur if a beneficiary exercises its rights under a bond. Historically, our customers have not exercised their rights under these bonds and we do not currently anticipate they will do so. The following table provides information related to potential commitments at May 27, 2006 (in millions):

Total potential
commitments
Performance bonds	$260.2
Financial guarantees	31.4
Litigation bonds	7.9
All other bonds	5.0
$304.5
Master Contract with the Rhode Island Lottery
In May 2003, we entered into a Master Contract with the Rhode Island Lottery (the “Lottery”) that amended our existing contracts with the Lottery and grants us the right to be the exclusive provider of online, instant ticket and video lottery central systems and services for the Lottery during the 20-year term of the Master Contract for a $12.5 million up-front license fee which we paid in July 2003. This license fee is included in Intangible Assets, net in our Consolidated Balance Sheets at May 27, 2006 and is being amortized as a reduction of service revenue on a straight-line basis over the 20-year term of the Master Contract.

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
The final purchase price for Atronic will be calculated pursuant to a performance-based formula equal to eight times Atronic’s EBITDA (earnings before interest, taxes, depreciation and amortization) for its fiscal year ending December 31, 2006, provided however, that the payment shall not be less than Euro 20 million. In addition, the Gauselmanns have the potential to receive an earn-out payment one year after the closing, if Atronic’s 2007 performance exceeds certain specified thresholds. However, if Euro 20 million is paid at the closing and if such payment exceeds the payment that would have been made pursuant to the performance-based formula, then any excess will be applied to the earn-out payment. Should we purchase the remaining 50% interest in Atronic, any remaining unapplied excess would be credited toward that purchase. We currently expect the transaction will have a total value of approximately $100 million to $150 million, for our 50% share, including the cash payment and assumption of debt.
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
Beginning in 2012, we have the option to purchase the Gauselmanns’ remaining interests in Atronic and Gauselmann has a reciprocal right to sell its interest to us at a value to be determined by independent appraisers.

Option to Purchase PolCard Outstanding Equity
In May 2003, we completed the acquisition of a controlling equity position in PolCard S.A. (“PolCard”), for a purchase price, net of cash acquired, of $35.9 million. PolCard is the leading debit and credit card merchant transaction acquirer and processor in Poland. In September 2005, we purchased an additional 11.681% of PolCard from Innova Capital Sp. z o.o. (“Innova”) for cash consideration of approximately $21.5 million, resulting in PolCard’s outstanding equity being owned 74.5% by us, 25.2% by two funds managed by Innova, and 0.3% by the Polish Bank Association, one of PolCard’s previous owners.
The terms of the Share Purchase Agreement which govern the purchase of the additional 11.681% of PolCard included a commitment by GTECH and Innova, as the majority shareholders of PolCard, to vote in favor of a general shareholder dividend of approximately $25.0 million to be paid after the close of PolCard’s fiscal year ending on February 25, 2006, and for PolCard to loan to Innova approximately $6.3 million in anticipation of the dividend. This loan was advanced in December 2005, bears interest at WIBOR plus 1.75% (5.9% as of May 27, 2006), and is fully secured by the dividend and by PolCard shares currently owned by Innova. The dividend was declared and paid in June 2006.
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
The estimated fair value of our long-term debt and change in the estimated fair value due to hypothetical changes in interest rates are as follows (dollars in millions):

	Estimated Fair Value
	At May 27,	10% Increase in	10% Decrease in
	2006	Interest Rates	Interest Rates
$250 million of 4.75% Senior Notes	$248.0	$244.0	$252.2

$150 million of 4.50% Senior Notes	147.8	145.6	149.9

$150 million of 5.25% Senior Notes	147.3	142.6	152.3

$6.2 million of 1.75% Convertible Debentures	16.7	16.7	16.7

The estimated fair values above were determined by an independent investment banker. The values of the Senior Notes were determined after taking into consideration $225 million of interest rate swaps as follows:

		Interest Rate
	Estimated Debt	Swaps Outstanding
	Fair Value	(notional amount)
$250 million of 4.75% Senior Notes	$248.0	$150.0

$150 million of 4.50% Senior Notes	147.8	50.0

$150 million of 5.25% Senior Notes	147.3	25.0
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
As of May 27, 2006, we had contracts for the sale of foreign currency of approximately $73.2 million (primarily British pounds, Euro and Brazilian real) and the purchase of foreign currency of approximately $20.4 million (primarily New Taiwan dollars, Brazilian real and British pounds).
At May 27, 2006, a hypothetical 10% adverse change in foreign exchange rates would result in a translation loss of $17.7 million that would be recorded in the equity section of our balance sheet.
At May 27, 2006, a hypothetical 10% adverse change in foreign exchange rates would result in a net pre-tax transaction loss of $5.0 million that would be recorded in current earnings after considering the effects of foreign exchange contracts currently in place.
At May 27, 2006, a hypothetical 10% adverse change in foreign exchange rates would result in a net reduction of cash flows from anticipatory transactions during the remainder of fiscal 2007 of $16.8 million, after considering the effects of foreign exchange contracts currently in place. The percentage of fiscal 2007 first quarter anticipatory cash flows that were hedged varied throughout the quarter, but averaged 23%.
Dividend Policy
We are committed to returning value to our shareholders. Beginning in the second quarter of fiscal 2004, we commenced paying cash dividends on our common stock of $0.085 per share, equivalent to a full-year dividend of $0.34 per share. We currently plan to continue paying dividends in the foreseeable future.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Financial Risk Management and Dividend Policy” above.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Shareholder Class Action Suits. On June 2, 2006, we entered into a Stipulation of Settlement with the plaintiffs in the two class action lawsuits arising in connection with the previously announced merger agreement, providing for the acquisition of Holdings by Lottomatica captioned (a) Ralph Sellite, individually and on behalf of all others similarly situated, v. GTECH Holdings Corporation, W. Bruce Turner, Robert M. Dewey, Paget L. Alves, Christine M. Cournoyer, James F. McCann, The Rt. Hon. Sir Jeremy Hanley KCMG, Philip R. Lochner, Jr., Anthony Ruys and Burnett W. Donoho, filed in the Rhode Island Superior Court of Kent County, and (b) Claire Partners, on behalf of itself and all others similarly situated, v. W. Bruce Turner, Robert M. Dewey, Jr., Paget L. Alves, Christine M. Cournoyer, Burnett W. Donoho, The Rt. Hon. Sir Jeremy Hanley KCMG, Philip R. Lochner, Jr., James F. McCann, Anthony Ruys, GTECH Holdings Corporation, and Lottomatica S.p.A., filed in the Rhode Island Superior Court of Kent County. As consideration for the Stipulation of Settlement, we made additional disclosures in our definitive proxy statement filed with the Securities and Exchange Commission on May 8, 2006 and agreed to pay plaintiffs’ claim for reasonable attorneys’ fees and expenses totaling $700,000. The settlement, which is subject to court approval and completion of the proposed merger, will result in the dismissal of both lawsuits and releases by the plaintiffs on behalf of themselves and the shareholder class they represent of all claims against Holdings and the individual directors arising out of or relating to the proposed merger. While we believe the claims made in the lawsuits to be without merit and have denied any wrongdoing, we entered into the Stipulation of Settlement in an effort to eliminate the burden and expense of further litigation and the risk of delaying the closing of the proposed merger with Lottomatica.
For information respecting certain other legal proceedings, see Item 1, “Certain Factors That May Affect Future Performance,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 15 to Notes to Consolidated Financial Statements, of our fiscal 2006 Annual Report on Form 10-K.
Item 1A. RISK FACTORS
There were no material changes in our risk factors that were previously disclosed in Item 1A of our fiscal 2006 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Holders of our 1.75% Convertible Debentures, due December 2021 (the “Debentures”), have the right to convert the Debentures into shares of our Common Stock, par value $0.1 per share pursuant to the terms and conditions set forth in that certain Indenture, dated as of December 18, 2001.
Specifically, the Debentures are convertible at the option of the holders of the Debentures into shares of our Common Stock at an initial conversion rate of 72.7272 shares of Common Stock per $1,000 principal amount of Debentures, which is equivalent to an initial conversion price of approximately $13.75 per share, subject to certain adjustments, in the following circumstances:
(i)	if the sale price of our Common Stock is more than 120% of the conversion price (approximately $16.50 per share) for at least 20 trading days in a 30 trading-day period prior to the date of surrender for conversion;

(ii)	if, during any period, the credit ratings assigned to the Debentures by Moody’s or Standard & Poor’s are reduced below Ba1 or BB, respectively, or the credit rating assigned to the Debentures is suspended or withdrawn by either rating agency;

(iii)	if the Debentures have been called for redemption; or

(iv)	upon the occurrence of specified corporate transactions.
During our fiscal 2007 first quarter, we issued shares of our Common Stock upon the exercise of conversion rights by Holders of the Debentures, in the amounts, for consideration and pursuant to conversion notices dated, as follows:

	Consideration (Dollars of Retired
Date of Notice of Conversion	Debenture Principal Amount)	Common Shares Issued
March 3, 2006	50,000	3,636
April 5, 2006	150,000	10,909
April 6, 2006	209,000	15,194
This information was previously included in Current Reports on Forms 8-K.
We claim exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in respect to the issuance of shares of Common Stock upon the conversion of the Debentures by virtue of compliance (on the basis of facts described herein) with Section 3 (a) (9) of the Securities Act.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) and (c)
On June 7, 2006, a special meeting of stockholders of the Company was held, and in connection therewith, proxies were solicited by the Company’s management and Board of Directors. At the meeting, the Company’s stockholders were asked to adopt the merger agreement by and among the Company, Lottomatica, Gold Holding Co. and Gold Acquisition Corp., dated January 10, 2006, and to approve a proposal to adjourn the special meeting, if necessary, to solicit additional proxies in favor of adoption of the merger agreement if there were insufficient votes at the time of the special meeting to adopt the merger agreement. The merger agreement provides (subject to consummation of the merger described therein) for: (i) the Company to become an indirect wholly-owned subsidiary of Lottomatica; and (ii) each outstanding share of the Company’s Common Stock to be converted into the right to receive $35.00 in cash, without interest. An aggregate of 127,353,511 shares of the Company’s Common Stock were issued and eligible to vote at the special meeting.
1.	Proposal to Adopt the Merger Agreement. At the special meeting, the stockholders of the Company adopted the merger agreement, and the number of votes cast for, against or withheld, with respect to adoption of the merger agreement are as follows:

FOR	AGAINST	ABSTAIN

85,369,822	217,435	131,746
2.	Proposal to Adjourn Special Meeting (If Necessary to Solicit Additional Proxies). At the special meeting, the stockholders of the Company adopted a proposal to adjourn the special meeting, if necessary to solicit additional proxies in favor of adoption of the merger agreement. The number of votes cast for, against, or withheld with respect to this proposal are as follows:

FOR	AGAINST	ABSTAIN

77,729,925	7,856,653	132,425
No adjournment of the special meeting was in fact necessary in light of the fact that the proposal to adopt the merger agreement was approved at the special meeting.

Item 6. EXHIBITS
The exhibits to this report are as follows:
10.1	Employment Agreement, dated May 8, 2006, between GTECH Holdings Corporation, Lottomatica S.p.A and Cornelia Laverty O’Connor.

10.2	Employment Agreement, dated May 8, 2006, between GTECH Holdings Corporation, Lottomatica S.p.A and Donald R. Sweitzer.

10.3	Stipulation of Settlement, dated June 2, 2006, between GTECH Holdings Corporation and plaintiffs in two class action lawsuits.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company

32.1	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of W. Bruce Turner, President and Chief Executive Officer of the Company

32.2	Certification Pursuant to 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Jaymin B. Patel, Senior Vice President and Chief Financial Officer of the Company
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTECH HOLDINGS CORPORATION

Date: June 29, 2006	By /s/ Jaymin B. Patel
Jaymin B. Patel, Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

Date: June 29, 2006	By /s/ Robert J. Plourde
Robert J. Plourde, Vice President, Corporate
Controller and Chief Accounting Officer
(Principal Accounting Officer)